Form 10-Q
period 2013-09-30
Brixmor Property Group Inc.
filed 2013-12-03
CIK 1581068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_____
Commission File Number: 001-36160
Brixmor Property Group Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2433192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of principal executive offices) (Zip code)

212-869-3000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

As of December 2, 2013, the registrant had 229,689,960 shares of common stock outstanding.

TABLE OF CONTENTS
Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012

	Condensed Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2013

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

PART II – OTHER INFORMATION

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus, dated October 29, 2013 and filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2013 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, including the following:

•	adverse global, national and regional economic, market and real estate conditions;

•	the competitive environment in which we operate and the ability to renew or re-let space as leases expire;

•	financial stability of tenants, including the ability of tenants to pay rent, tenants’ decision to close stores or maintain and renew leases and the effect of bankruptcy laws;

•	the illiquidity of real estate property investments;

•	increasing or constant expenses at times when income from our properties decreases;

•	adverse effects of required payments of debt or related interest;

•	our significant leverage;

•	inability to obtain financing through the debt and equity markets;

•	interest rate risk due to our variable rate indebtedness;

•	loss of our investment in a property or group of properties through foreclosure due to default in our mortgage debt obligations;

•	covenants in our debt agreements limiting our flexibility in operating our business;

•	inability to realize expected returns on current and future redevelopment or real estate property acquisitions;

•	inadequate insurance coverage;

•	environmental regulations, expenditures and liabilities;

•	expenditures in connection with compliance with the Americans with Disabilities Act and fire, safety and other regulations;

•	future losses;

•	impairment of the value of our real estate assets;

•	cybersecurity risks;

•	failure to attract and retain key members of senior management;

•	competition in pursuing acquisition opportunities;

•	our Sponsor's (as defined in Note 1) control of us;

•	consequences of a loss of our qualification as a real estate investment trust ("REIT");

•	incurrence of tax liabilities in connection with our REIT status;

•
compliance with REIT requirements (i) causing us to forego otherwise attractive opportunities and limit our expansion opportunities; (ii) forcing us to liquidate or restructure otherwise attractive investments; (iii) limiting our ability to hedge effectively and causing us to incur tax liabilities; (iv) causing us to borrow to make distributions to stockholders; (v) causing us to depend on external sources of capital to fund growth and (vi) restricting our ownership of and relationship with any taxable REIT subsidiaries ("TRS"); and

•	adverse legislative or regulatory tax changes.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Unless otherwise stated or indicated by context, all references to “we,” “us,” “our,” “ours,” “Brixmor” or the “Company” in this Quarterly Report refer to Brixmor Property Group Inc. and its consolidated subsidiaries.

Unless otherwise expressly stated to the contrary, our financial condition and results of operations as of and for the periods presented in this report do not reflect the transactions described below in the section titled "Initial Public Offering and IPO Property Transfers," which were effected subsequent to September 30, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Real estate
Land	$1,904,533	$1,915,667
Buildings and improvements	8,017,597	7,978,759
	9,922,130	9,894,426
Accumulated depreciation and amortization	(1,085,671)	(796,296)
Real estate, net	8,836,459	9,098,130

Investments in and advances to unconsolidated joint ventures	9,155	16,038
Cash and cash equivalents	137,376	103,098
Restricted cash	82,123	90,160
Marketable securities	22,962	24,883
Receivables, net	178,304	156,944
Deferred charges and prepaid expenses, net	104,875	95,118
Other assets	33,621	19,358
Total assets	$9,404,875	$9,603,729

Liabilities
Debt obligations, net	$6,477,257	$6,499,356
Financing liabilities, net	172,978	174,440
Accounts payable, accrued expenses and other liabilities	606,163	632,112
Total liabilities	7,256,398	7,305,908

Redeemable non-controlling interests	21,467	21,467

Commitments and contingencies	—	—

Equity
Preferred stock, $0.01 par value, authorized 300,000,000 shares, issued and outstanding 125 shares	—	—
Common stock, $0.01 par value, authorized 3,000,000,000 shares, issued and outstanding 182,242,460 shares	1,822	1,822
Additional paid in capital	1,749,040	1,746,271
Accumulated other comprehensive loss	(7,732)	(39)
Distributions in excess of accumulated loss	(136,524)	(26,559)
Total stockholders' equity	1,606,606	1,721,495
Non-controlling interests	520,404	554,859
Total equity	2,127,010	2,276,354
Total liabilities and equity	$9,404,875	$9,603,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental income	$228,775	$220,243	$670,781	$653,226
Expense reimbursements	62,227	57,754	184,808	173,298
Other revenues	2,366	2,495	8,333	8,622
Total revenues	293,368	280,492	863,922	835,146

Operating expenses
Operating costs	29,267	29,983	89,760	91,186
Real estate taxes	43,656	39,888	129,856	121,006
Depreciation and amortization	110,582	121,494	336,239	379,381
Provision for doubtful accounts	3,314	3,003	8,641	8,791
Impairment of real estate assets	—	—	29,113	—
General and administrative	23,605	20,506	65,401	67,031
Total operating expenses	210,424	214,874	659,010	667,395

Other income (expense)
Dividends and interest	209	281	628	864
Interest expense	(86,134)	(97,385)	(276,005)	(290,396)
Gain on sales of real estate assets and acquisition of joint venture interest	1,502	—	2,223	50
Other	(22,231)	(1,754)	(26,912)	(4,771)
Total other expense	(106,654)	(98,858)	(300,066)	(294,253)

Loss before equity in income of unconsolidated joint ventures	(23,710)	(33,240)	(95,154)	(126,502)
Equity in income of unconsolidated joint ventures	247	118	1,001	686
Loss from continuing operations	(23,463)	(33,122)	(94,153)	(125,816)

Discontinued operations:
Income from discontinued operations	191	296	418	105
Gain on disposition of operating properties	—	3,315	2,631	4,544
Impairment on real estate held for sale	(1,283)	(7,635)	(15,741)	(10,545)
Loss from discontinued operations	(1,092)	(4,024)	(12,692)	(5,896)

Net loss	(24,555)	(37,146)	(106,845)	(131,712)

Non-controlling interests
Net loss attributable to non-controlling interests	5,716	8,798	25,248	31,334

Net loss attributable to common stockholders	$(18,839)	$(28,348)	$(81,597)	$(100,378)

Per common share
Loss from continuing operations
-Basic	$(0.10)	$(0.14)	$(0.40)	$(0.53)
-Diluted	$(0.10)	$(0.14)	$(0.40)	$(0.53)
Net loss attributable to common stockholders
-Basic	$(0.10)	$(0.16)	$(0.45)	$(0.55)
-Diluted	$(0.10)	$(0.16)	$(0.45)	$(0.55)
Weighted average common outstanding shares
-Basic	182,242	182,242	182,242	182,242
-Diluted	240,905	240,905	240,905	240,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(24,555)	$(37,146)	$(106,845)	$(131,712)
Other comprehensive income
Change in unrealized loss on interest rate hedges	(7,720)	—	(7,720)	—
Change in unrealized loss on marketable securities	(36)	10	(27)	(46)

Comprehensive loss	(32,311)	(37,136)	(114,592)	(131,758)

Comprehensive loss attributable to non-controlling interests	5,716	8,798	25,248	31,334

Comprehensive loss attributable to the Company	$(26,595)	$(28,338)	$(89,344)	$(100,424)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, dollars in thousands)

For the Nine Months Ended September 30, 2013
	Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2013	125	$—	182,242,460	$1,822	$1,746,271	$(39)	$(26,559)	$554,859	$2,276,354
Distributions to stockholders	—	—	—	—	—	—	(28,368)	—	(28,368)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,132)	(9,132)
Compensation expense relating to Class B Units	—	—	—	—	2,769	—	—	891	3,660
Credit swap liability	—	—	—	—	—	(7,720)	—	—	(7,720)
Unrealized gain on marketable securities	—	—	—	—	—	27	—	—	27
Net loss	—	—	—	—	—	—	(81,597)	(26,214)	(107,811)
Ending balance, September 30, 2013	125	$—	182,242,460	$1,822	$1,749,040	$(7,732)	$(136,524)	$520,404	$2,127,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(106,845)	$(131,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	338,379	387,946
Debt premium and discount amortization	(16,619)	(19,340)
Deferred financing cost amortization	8,703	7,336
Above and below market lease intangible amortization	(39,051)	(38,588)
Provisions of impairment	44,854	10,545
Gain on sale of real estate assets and acquisition of joint venture interest	(4,854)	(4,594)
Amortization of Class B units	3,661	4,815
Other	(1,002)	(647)
Loss on debt extinguishment	17,788	—
Changes in operating assets and liabilities:
Restricted cash	5,244	(11,863)
Receivables	(21,495)	(8,771)
Deferred charges and prepaid expenses	(25,288)	(25,649)
Other assets	(1,820)	1,292
Accounts payable, accrued expenses and other liabilities	12,988	14,578
Net cash provided by operating activities	214,643	185,348

Investing activities:
Building improvements	(104,627)	(125,219)
Acquisitions of real estate assets	(23,792)	(5,000)
Proceeds from sales of real estate assets	44,866	24,439
Distributions from unconsolidated joint ventures	455	1,501
Contributions to unconsolidated joint ventures	(3)	(1,439)
Change in restricted cash attributable to investing activities	4,238	1,988
Purchase of marketable securities	(10,662)	—
Proceeds from sale of marketable securities	12,609	(2,433)
Net cash used in investing activities	(76,916)	(106,163)

Financing activities:
Repayment of debt obligations and financing liabilities	(2,479,830)	(509,900)
Proceeds from debt obligations	2,436,108	360,000
Deferred financing costs	(21,223)	(7,215)
Distributions to stockholders	(28,368)	(9,456)
Distributions to non-controlling interests and other	(10,136)	(4,482)
Net cash used in financing activities	(103,449)	(171,053)

Change in cash and cash equivalents	34,278	(91,868)
Cash and cash equivalents at beginning of period	103,098	157,606
Cash and cash equivalents at end of period	$137,376	$65,738
Supplemental cash flow information, including non-cash investing and/or financing activities:
Cash paid for interest, net of amount capitalized	$273,842	$285,248
State and local taxes paid	1,724	1,949
Capitalized interest	3,350	1,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
September 30, 2013
(dollars in thousands, unless otherwise stated)

1.    Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and its consolidated subsidiaries (the “Company”) were formed for the purpose of owning, operating and managing shopping centers throughout the United States.
In June 2013, the Company changed its name from BRE Retail Parent Inc. to Brixmor Property Group Inc. Simultaneous with this name change, the Company’s consolidated subsidiary changed its name to BPG Subsidiary Inc. ("BPG Sub") from Brixmor Property Group Inc.
The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
Initial Public Offering and IPO Property Transfers
On November 4, 2013, subsequent to the date of these financial statements, Brixmor Property Group Inc. completed an initial public offering (“IPO”) in which it sold approximately 47.4 million shares of its common stock, at an IPO price of $20.00 per share. The Company received net proceeds of approximately $891.3 million, after deducting $57.4 million in underwriting discounts, expenses and transaction costs, from the sale of shares in the IPO. Of the total proceeds received, $824.7 million was used to pay down amounts outstanding under the Company's unsecured credit facility (see Note 7 for additional information).
In connection with the IPO, the Company acquired interests in 43 properties (the “Acquired Properties”) from certain investment funds affiliated with The Blackstone Group L.P. (“Blackstone” or the “Sponsor”) in exchange for 15,877,791 common units of partnership interest (the “OP Units”) in Brixmor Operating Partnership LP (the “Operating Partnership”) having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties, the Company will repay approximately $74.1 million of indebtedness to the Sponsor attributable to certain of the Acquired Properties, approximately $66.6 million of which will be repaid with a portion of the net proceeds of the IPO and approximately $7.5 million of which will be repaid approximately one year following the IPO.
Also in connection with the IPO, the Company created a separate series of interest in the Operating Partnership that allocates to certain funds affiliated with Blackstone and Centerbridge Partners L.P. (owners of the Operating Partnership prior to the IPO) (the "pre-IPO owners") all of the economic consequences of ownership of the Operating Partnership's interests in 47 properties that the Operating Partnership has historically held in its portfolio (the “Non Core Properties”). The Operating Partnership intends to cause the Non-Core Properties to be transferred to the pre-IPO Owners in redemption of this separate series of interest in the Operating Partnership relating to the Non-Core Properties on January 15, 2014.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2013 and the results of operations for the periods presented have been included. The 2013 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's prospectus, dated October 29, 2013 and filed with the SEC on October 31, 2013 pursuant to Rule 424(b)(4) under the Securities Act.

Certain prior period balances have been reclassified to conform to the current period presentation.

Principles of Consolidation and Use of Estimates
The accompanying Condensed Consolidated Financial Statements include the accounts of Brixmor Property Group Inc., its wholly owned subsidiaries and all other entities in which it has a controlling financial interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interests as of and during the periods presented. All intercompany transactions have been eliminated. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's final prospectus, dated October 29, 2013 and filed with the SEC on October 31, 2013 pursuant to Rule 424(b)(4) as part of its Registration Statement on Form S-11, as amended (SEC File No. 333-190002) (the “Registration Statement”), as certain disclosures in this Quarterly Report for the quarterly period ended September 30, 2013 that would duplicate those included in the Registration Statement are not included in these Condensed Consolidated Financial Statements.
When the Company obtains an economic interest in an entity, management evaluates the entity to determine: (i) whether the entity is a variable interest entity (“VIE”), (ii) in the event the entity is a VIE, whether the Company is the primary beneficiary of the entity, and (iii) in the event the entity is not a VIE, whether the Company otherwise has a controlling financial interest.
The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls.  If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary.
GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to impairments of real estate, recovery of receivables and depreciable lives. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from these estimates.
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-2, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-2 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. The adoption of this guidance did not have a material impact on the Company's financial statement presentation.
It has been determined that any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the Condensed Consolidated Financial Statements of the Company.
2.    Acquisition of Real Estate
During the three and nine months ended September 30, 2013, the Company acquired one building, located adjacent to one of the Company's existing shopping centers, for approximately $5.1 million and acquired the remaining 70% partnership interest in Arapahoe Crossings, L.P. that was previously owned by a foreign investor for a net purchase price of $18.7 million. In connection with the acquisition, a gain of $1.1 million on the step-up of the Company's original 30% interest was recognized. The acquisition of the partnership interest included the assumption of debt obligations of approximately $41.8 million, which were paid off with the proceeds from the unsecured credit facility entered into in July 2013 (see Note 7 for further discussion of the credit facility).

During the year ended December 31, 2012, the Company acquired three retail buildings, located adjacent to three of the Company’s existing shopping centers, for approximately $5.5 million and acquired the remaining 50% ownership interest in a 41.6 acre land parcel in Riverhead, NY for a purchase price of $0.5 million.

3.    Discontinued Operations and Assets Held for Sale
The Company reports as discontinued operations real estate assets that are held for sale as of the end of the current period and real estate assets that were sold during the period. The operating results and gain on disposition of the real estate properties are included in a separate component of income on the Condensed Consolidated Statements of Operations under Discontinued operations. This has resulted in certain reclassifications for the three and nine months ended September 30, 2013.
As of September 30, 2013 and December 31, 2012, six shopping centers and one shopping center, respectively, were classified as held for sale and are presented in Other assets within the Condensed Consolidated Balance Sheets. The shopping centers had carrying values of approximately $15.0 million and $1.6 million as of September 30, 2013 and December 31, 2012, respectively. During the three months ended September 30, 2013, the Company disposed of three shopping centers and one land parcel for aggregate proceeds of $13.2 million. During the nine months ended September 30, 2013, the Company disposed of ten shopping centers and three land parcels for aggregate proceeds of $44.9 million.
During the three months ended September 30, 2012, the Company disposed of seven shopping centers for aggregate proceeds of $19.0 million. During the nine months ended September 30, 2012, the Company disposed of ten shopping centers, one land parcel and one building for aggregate proceeds of $24.4 million.
In connection with the real estate classified as held for sale and the disposition of the shopping centers during the nine months ended September 30, 2013, the Company recognized provisions for impairment of $1.3 million and $15.7 million, for the three and nine months ended September 30, 2013, respectively. In connection with the real estate classified as held for sale and the disposition of the shopping centers during the nine months ended September 30, 2012, the Company recognized provisions for impairment of $7.6 million and $10.5 million, for the three and nine months ended September 30, 2012, respectively. For purposes of measuring this provision, fair value was determined based upon contracts with buyers and then adjusted to reflect associated disposition costs.
The components of income from discontinued operations for the three and nine months ended September 30, 2013 and 2012 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Discontinued operations:
Revenues	$1,483	$4,536	5,700	14,732
Operating expenses	(957)	(3,686)	(4,559)	(12,823)
Other expense, net	(335)	(554)	(723)	(1,804)
Income from discontinued operating properties	191	296	418	105
Gain on disposition of operating properties	—	3,315	2,631	4,544
Impairment on real estate held for sale	(1,283)	(7,635)	(15,741)	(10,545)
Loss from discontinued operations	$(1,092)	$(4,024)	$(12,692)	$(5,896)

4.    Real Estate
The Company's components of Real estate consisted of the following:

	September 30, 2013	December 31, 2012
Land	$1,904,533	$1,915,667
Buildings and improvements:
Building	6,807,398	6,817,378
Building and tenant improvements	325,154	254,844
Other rental property (1)	885,045	906,537
	9,922,130	9,894,426
Accumulated depreciation and amortization	(1,085,671)	(796,296)
Total	$8,836,459	$9,098,130

(1)
At September 30, 2013 and December 31, 2012, Other rental property consisted of intangible assets including: (i) $806.4 million and $826.9 million, respectively, of in-place lease value, (ii) $78.7 million and $79.6 million, respectively, of above-market leases, and (iii) $430.0 million and $341.8 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at September 30, 2013 and December 31, 2012, the Company had intangible liabilities relating to below-market leases of approximately $465.3 million and $473.9 million, respectively, and accumulated amortization of approximately $139.0 million and $97.7 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company's Condensed Consolidated Balance Sheets,

are amortized over the term of each related lease including any renewal periods with fixed rentals that are considered to be below market.
Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the three months ended September 30, 2013 and 2012 was approximately $20.3 million and $32.6 million, respectively. Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the nine months ended September 30, 2013 and 2012 was approximately $71.1 million and $112.6 million, respectively. The estimated net amortization expense associated with the Company's intangible assets and liabilities for the next five years are as follows:

Year ending December 31,	Estimated net amortization expense
2013 (remaining three months)	$18,889
2014	58,785
2015	35,820
2016	15,813
2017	6,428

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the Company's assets (including any related amortizable intangible assets or liabilities) may be impaired. To the extent impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset.
The Company did not recognize a provision for impairment during the three months ended September 30, 2013. During the nine months ended September 30, 2013, the Company recognized approximately $29.1 million of provision for impairment, excluding provision for impairment included in Discontinued operations. Other than the provision for impairment recognized in Discontinued operations, the Company did not recognize a provision for impairment for the three and nine months ended September 30, 2012 (see Note 3).

The Company's estimated fair values relating to the above impairment provision assessments were based upon internal analyses as well as proposed sale prices from properties under contract for sale. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and expectations for growth, the Company determined that such fair value measurements were classified within Level 3 of the fair value hierarchy. The fair value of impaired real estate was $77.5 million as of September 30, 2013.

5.    Investments in and Advances to Unconsolidated Joint Ventures
The Company has investments in and advances to various unconsolidated joint ventures. These unconsolidated joint ventures were formed primarily for the purpose of owning real estate or operating shopping centers. The Company and its joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds non-controlling interests in these unconsolidated joint ventures and accounts for them under the equity method of accounting.

The following table summarizes the Company's investments in and advances to unconsolidated joint ventures:

				September 30,	December 31,
				2013	2012
				Percent	Percent
Venture	City	State	JV Partner	Ownership	Ownership
Arapahoe Crossings, L.P. (1)	Aurora	CO	Foreign Investor	n/a	30%

BPR Land Partnership, L.P.	Frisco	TX	Private Investors	50%	50%

BPR South, L.P.	Frisco	TX	Private Investors	50%	50%

Heritage Intercontinental LP (2)	Dallas	TX	Intercontinental Real Estate	n/a	25%

NP/I&G Institutional Retail Company II, LLC (3)	Las Vegas	NV	JPMorgan Investment Management, Inc.	20%	20%

NPK Redevelopment I, LLC (3)	Various	Various	Kmart Corporation (Sears Holding Corp.)	20%	20%

_____________

(1)
On July 31, 2013, the Company acquired the remaining 70% partnership interest in Arapahoe Crossings, L.P. that was previously owned by a foreign investor for a net purchase price of $18.7 million.  The acquisition included the assumption of debt obligations of approximately $41.8 million, which were paid off with the proceeds from the unsecured credit facility entered into in July 2013 (see Note 7 for further discussion of the unsecured credit facility). As of September 30, 2013, this investment is wholly owned and no longer included in the Investment in and advances to unconsolidated joint ventures.

(2)
In July 2013, the joint venture conveyed Skillman Abrams, a shopping center located in Dallas, Texas, to the lender in satisfaction of its non-recourse mortgage loan. The Company no longer has an ownership interest in the shopping center.

(3)	Pursuant to the terms of the applicable joint venture agreements, the Company's participation in the unconsolidated joint ventures may increase if certain performance targets are achieved.
The Company does not have commitments to fund losses in excess of the carrying value of its investment.

6.    Financial Instruments - Derivatives and Hedging
The Company's use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. In certain situations, the Company has entered into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.
Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the nine months ended September 30, 2013, the Company entered into five forward starting interest rate swap agreements with a notional amount of $1,500.0 million to hedge the variable cash flows associated with third party debt.
A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2013 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000
The Company has elected to present its interest rate derivatives on its Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of September 30, 2013 and December 31, 2012, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2013	December 31, 2012
Gross derivative assets	$—	$—
Gross derivative liabilities	(7,720)	—
Net derivative liability	$(7,720)	$—

All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amount of loss recognized in OCI on derivative	$(7,720)	$(7,720)
Amount of gain (loss) reclassified from accumulated OCI into interest expense	$—	$—

The Company estimates that approximately $9.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2013 and September 30, 2012. The Company did not have any designated hedges for the three or nine months ended September 30, 2012.
Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. The Company’s only non-designated interest rate derivatives held at September 30, 2013 and September 30, 2012 were interest rate caps. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2013 and December 31, 2012, the fair value of these interest rate caps was nominal, and, during the three and nine months ended September 30, 2013 and 2012, no payments were received from the respective counterparties.
A detail of the Company’s non-designated interest rate derivatives outstanding as of September 30, 2013 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Caps	7	$722,000

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $7.6 million.

7.    Debt Obligations
At September 30, 2013 and December 31, 2012, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2013	December 31, 2012	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$3,391,679	$5,330,442	4.85% - 8.18%	2014 – 2034
Variable rate mortgage and secured loans(3)	227,000	668,605	Variable(3)	2014 – 2016
Total mortgage and secured loans	3,618,679	5,999,047
Net unamortized premium	90,463	116,222
Total mortgage and secured loans, net	$3,709,142	$6,115,269

Notes payables
Unsecured notes(4)(5)	$404,612	$404,612	3.75% - 7.97%	2013 - 2029
Net unamortized discount	(15,605)	(20,525)
Total notes payable, net	$389,007	$384,087

Credit facility(6)	$2,379,108	$—

Total debt obligations	$6,477,257	$6,499,356

(1)
The Company's mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of September 30, 2013 of approximately $4.6 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.91% as of September 30, 2013.

(3)
The weighted average interest rate on the Company’s variable rate mortgage and secured loans was 3.57% as of September 30, 2013. The Company incurs interest on $227.0 million of mortgages using the 30-day LIBOR rate (which was 0.18% as of September 30, 2013 subject to certain rate floor requirements ranging from 0 basis points to 50 basis points), plus interest spreads ranging from 250 basis points to 375 basis points.

(4)	The weighted average interest rate on the Company’s unsecured notes was 5.97% as of September 30, 2013.

(5)
The Company has a one-time put repurchase right to certain unsecured notes that requires the Company to offer to repurchase the notes if tendered by holders (but does not require the holders to tender) for an amount equal to the principal amount plus accrued and unpaid interest on January 15, 2014. Although the stated maturity dates for these notes range from August 2026 to February 2028, the scheduled maturity dates listed above represent the first dates that note holders can require the Company to redeem all or any portion of the notes pursuant to the required put repurchase right. As of September 30, 2013, approximately $104.6 million aggregate principal amount of the unsecured notes with this put right remained outstanding.

(6)
On July 16, 2013, the Operating Partnership entered into an unsecured credit facility consisting of (i) a $1,250.0 million revolving credit facility, which incurs interest using the 30-day LIBOR rate (which was 0.18% as of September 30, 2013) plus an interest spread of 170 basis points, which will mature on July 31, 2017, with a one-year extension option; and (ii) a $1,500.0 million term loan facility, which incurs interest using the 30-day LIBOR rate (which was 0.18% as of September 30, 2013) plus an interest spread of 160 basis points, which will mature on July 31, 2018. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on the term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 160 basis points.

Debt Transactions
On February 27, 2013, certain indirect wholly owned subsidiaries of the Company (the “Borrowers”) obtained a $57.0 million mortgage loan (the "Mortgage Loan"). The Mortgage Loan is secured by three shopping centers and is guaranteed by BPG Sub as to certain customary recourse carveout liabilities.
The Mortgage Loan bears interest at a rate equal to LIBOR (subject to a floor of 25 basis points) plus a spread of 350 basis points, payable monthly, and is scheduled to mature on March 1, 2016, with two extension options that allow the Borrowers to extend the maturity through March 1, 2017 and then to March 1, 2018, subject in each case to the satisfaction of certain financial conditions.
In connection with the closing of the Mortgage Loan, approximately $42.0 million of mortgage loans of the Company were repaid.
On July 1, 2013, certain wholly-owned subsidiaries of the Company exercised the first extension option to extend the initial maturity date of an $80.0 million mortgage loan to July 1, 2014. In addition, the loan is no longer subject to LIBOR floor of 75 basis points. It bears interest at a rate equal to LIBOR, which was 0.18% as of September 30, 2013, plus a spread of 250 basis points.
On July 16, 2013, the Operating Partnership entered into an unsecured credit facility (the “Unsecured Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents and Barclays Capital plc, Citibank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada, as documentation agents.

The Unsecured Credit Facility consists of (i) $1,250.0 million revolving credit facility (the “Revolving Facility), maturing on July 31, 2017, with a one-year extension option; and (ii) a $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on July 31, 2018. The obligations under the Unsecured Credit Facility are guaranteed by both BPG Sub and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the "Parent Guarantors"), as well as by both Brixmor Residual Holding LLC and Brixmor GA America LLC (together, the "Material Subsidiary Guarantors"). The guarantees from the Material Subsidiary Guarantors are automatically released upon the occurrence of certain events, including upon the Operating Partnership obtaining an investment grade rating. The Revolving Facility includes borrowing capacity available for letters of credit and for short-term borrowings and an option for the Company to increase the size of the facility, raise incremental credit facilities, and extend the maturity date subject to certain limitations.
Unsecured Credit Facility borrowings bear interest, at the Operating Partnership’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus half of 1%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate for the interest period relevant to a particular borrowing.
The margin associated with Term Loan Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.4% to 2.0% for LIBOR rate loans. The margin associated with Revolving Facility borrowings is also based on a total leverage based grid and ranges from 0.50% to 1.10%, for base rate loans, and 1.50% to 2.10%, for LIBOR rate loans.

The Operating Partnership, in addition to recurring interest payments, is required to pay a commitment fee to the lenders related to the Revolving Facility in respect of the unutilized commitments thereunder and customary letter of credit fees. The commitment fee is based on the daily-unused amount and is either 0.25% or 0.175% per annum. Voluntary prepayments are permitted at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs in respect of LIBOR rate loans. The Unsecured Credit Facility requires no amortization payments.

As of September 30, 2013, approximately $2,379.1 million of the Unsecured Credit Facility had been drawn to repay certain of the Company's debt obligations. On November 5, 2013, all of the outstanding borrowings under the Revolving Facility were repaid primarily with proceeds from the IPO.

Debt Maturities
As of September 30, 2013 and December 31, 2012, the Company had accrued interest of $26.9 million and $29.9 million outstanding, respectively. At September 30, 2013, scheduled maturities of the Company's outstanding debt obligations were as follows:

Year ending December 31,
2013 (remaining three months)	$58,524
2014	419,653
2015	782,154
2016	1,314,593
2017	1,213,888
Thereafter	2,613,587
Total debt maturities	6,402,399
Net unamortized premiums on mortgages	90,463
Net unamortized discount on notes	(15,605)
Total debt obligations	$6,477,257
The Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants.

8.    Financing Liabilities
At September 30, 2013 and December 31, 2012, the Company had financing liabilities of $173.0 million and $174.4 million, respectively, net of unamortized premium of $2.5 million and $2.6 million, respectively.
On December 6, 2010, the Company formed a real estate venture with Inland American CP Investment, LLC (“Inland”). The Company contributed 25 shopping centers with a fair value of approximately $471.0 million and Inland contributed cash of $121.5 million, resulting in Inland receiving a 70% ownership interest with a cumulative preferential share of cash flow generated by the shopping centers at an 11% stated return. The Company received a 30% ownership interest, subordinated to Inland’s preferred interest. Due to the venture agreement providing Inland with the right to put its interest to the Company for an amount of cash equal to the amount it contributed plus accrued interest beginning December 6, 2015, the Company consolidates the real estate venture under the financing method which requires the amount Inland contributed to be reflected as a liability. The venture agreement also provided the Company with the right to call Inland’s interest, beginning December 6, 2014, for an amount of cash determined on the same basis as described above.
On November 11, 2008, a Class A Preferred Unit Holder (see Note 10 for further details) elected to redeem substantially all of its units. These units were redeemed in exchange for the fee interest in a property, and the Company entered into a 20 year master lease agreement at the date of transfer with the Class A Preferred Unit Holder. The carrying value of this agreement at September 30, 2013 and December 31, 2012 was $17.9 million and $18.0 million, respectively, including unamortized premium of $2.7 million and $2.8 million, respectively.
In addition to the two liabilities disclosed above, as of September 30, 2013 and December 31, 2012, financing liabilities include capital leases of $26.5 million and $27.1 million, net of unamortized discount of $0.2 million and $0.2 million respectively.

9.    Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management's judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2013		December 31, 2012
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$3,709,142	$3,817,269	$6,115,269	$6,161,656
Notes payable	389,007	400,723	384,087	395,280
Credit facility	2,379,108	2,379,026	—	—
Total debt obligations	$6,477,257	$6,597,018	$6,499,356	$6,556,936

Financing liabilities	$172,978	$172,978	$174,440	$174,440

The valuation methodology used to estimate the fair value of the Company's fixed and variable-rate indebtedness and financing liabilities is based on discounted cash flows, with assumptions that include credit spreads, loan amounts and debt maturities. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.
As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy is included in U.S. GAAP that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs that are classified within Level 3 of the hierarchy).
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
At September 30, 2013 and December 31, 2012, the fair values of the Company’s marketable securities, valued based on quoted market prices, were classified within Level 1 of the fair value hierarchy. Conversely, at September 30, 2013 and December 31, 2012, the fair values of the Company’s mortgage and secured loans, notes payable, financing liabilities and interest rate caps, valued based on discounted cash flow or other similar methodologies were classified within Level 3 of the fair value hierarchy.

10.    Redeemable Non-controlling Interests
The redeemable non-controlling interests presented in these Condensed Consolidated Financial Statements relate to portions of a consolidated subsidiary held by non-controlling interest holders in a partnership ("ERP") that was formed to own certain real estate properties which were contributed to it in exchange for cash, the assumption of mortgage indebtedness and limited partnership units (or Class A Preferred Units).
The Company is entitled to receive 100% of all net income, gains before depreciation after the limited partners receive their preferred cash and gain allocations. As of September 30, 2013 and December 31, 2012, there were 648 thousand and 648 thousand Class A Preferred Units outstanding, respectively.
Holders of these Class A Preferred Units have a redemption right that provides the holder with the option to redeem their units for $33.15 per unit in cash plus all accrued and unpaid distributions. Due to this right, the portion of the partnership attributable to such outside interests has been classified as redeemable non-controlling interests within the Company's Condensed Consolidated Balance Sheets which, at September 30, 2013 and December 31, 2012 were $21.5 million and $21.5 million, respectively.
During the nine months ended September 30, 2013, no limited partners with Class A Preferred Units made a redemption election. During the nine months ended September 30, 2012, one Class A Preferred Unit Holder elected to redeem substantially all of its Class A Preferred Units for approximately $0.1 million in cash. Such redemption elections may be made at any time, and the Company is required to make any such redemption on the second to last business day of the quarter in which such election is made, provided that the Company receives the redemption election at least ten business days prior to such date.

The changes in redeemable non-controlling interests are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$21,467	$21,559	$21,467	$21,559
Unit redemptions	—	(92)	—	(92)
Distributions to redeemable non-controlling interests	(322)	(322)	(966)	(969)
Preferred return	322	322	966	969
Balance at end of period	$21,467	$21,467	$21,467	$21,467

11. Non-controlling Interests
The non-controlling interests presented in these Condensed Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.
The Company owns 75.65% of BPG Sub and is entitled to receive 75.65% of all net income and gains before depreciation. The remaining 24.35% is held by Blackstone Retail Transaction II Holdco L.P. (“Holdco II”) an affiliate of Blackstone Real Estate Partners VI, L.P. As of September 30, 2013 and December 31, 2012, there were 240,905,467 shares of BPG Sub outstanding, of which the Company owned 182,242,460 and the affiliated non-controlling interest owned 58,663,007.

12. Stock Based Compensation

The Company measures compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes-Merton option-pricing model. Share-based compensation includes awards granted to employees and has been reported in General and administrative in the Company's Condensed Consolidated Statements of Operations.
Certain employees of the Company have been granted long term incentive awards which provide them with equity interests in the Company’s equity holders and ultimate parent investors (“Class B Units”). The awards were granted with service conditions and performance and market conditions. The fair value of the units with service conditions are recognized ratably over the applicable service period. The units granted, subject to performance and market conditions, will be recognized as the applicable conditions are met. The awards granted are profits interests having economic characteristics similar to stock appreciation rights and representing the right to share in any increase in value that exceeds a specified threshold. Therefore, the Class B units only have value to the extent there is an appreciation in the value of the business from and after the applicable date of grant and the appreciation rights exceeds a specified threshold. The units granted, subject to performance and market conditions, vest on the date, if any, that the Company's Sponsor receives cash proceeds resulting in a 15% internal rate of return, subject to continued employment on such date.
The Class B Units granted to employees by the Partnerships were recorded as a contribution by the Partnerships, with amortization being recorded as a component of General and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2013 and 2012, the Company recognized approximately $2.1 million and $1.6 million, respectively, of incentive-based compensation expense relating to these units as a component of General and administrative expense in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2013 and 2012, the Company recognized approximately $3.7 million and $4.8 million, respectively, of incentive-based compensation expense relating to the Class B Units. The $3.7 million of expense recognized in the nine months ended September 30, 2013 reflects approximately $1.6 million of incentive-based compensation expense that was reversed as a result of Class B Units that were forfeited. The Company did not recognize expense related to the units subject to performance conditions as the applicable conditions have not yet been met. As of September 30, 2013 and December 31, 2012, the total compensation cost expected to be recognized over a weighted average period of four years as a result of awards not yet vested was $35.5 million and $35.6 million, respectively.
The Company calculates the fair value of share based compensation awards using the Black-Scholes-Merton option pricing model which requires the use of subjective assumptions, including share price volatility, the expected life of the award, risk free interest rate and expected dividend yield. In developing its assumptions the Company takes into account the following:
• As a result of its status as a private company for the last several years the Company does not have sufficient history to estimate the volatility of its common share price. The Company calculates the expected volatility based on reported data for selected reasonably similar publicly traded companies for which historical information is available. The Company plans to continue to use the guideline peer group volatility information until the historical volatility of its common shares is relevant to measure expected volatility for future award grants;
• The Company determines the risk free interest rate by reference to implied yields available from United States Treasury securities with a remaining term equal to the expected life assumed at the date of the grant;
• The Company's assumed dividend yield is based on its historical dividends paid, excluding dividends that resulted from activities to be one time in nature;
• The Company estimates the average expected life of the awards based on the projected liquidity event.
The assumptions used in the Black-Scholes-Merton option pricing model are set forth below:

	2011	2013
Dividend yield	—%	—%
Risk free interest rate	0.9%	0.2%
Expected volatility	80.0%	35.0%
Expected life	5 years	1.6 years

The following table presents the grant dates and numbers of underlying shares granted to employees from
June 28, 2011 through September 30, 2013:

		Estimated Fair Value Per Class B Units at Grant Date		Total Estimated Value of Class B Units at Grant Date (in millions)
Date of Grant	Number of Class B Units Granted (in millions)	Service Condition	Performance and Market Condition	Service Condition	Performance and Market Condition

November 1, 2011	96.8	$0.450	$0.440	$21.8	$21.3
March 29, 2013	9.1	$0.445	$0.444	$2.0	$2.0
April 30, 2013	1.8	$0.445	$0.444	$0.4	$0.4
May 20, 2013	20.6	$0.289	$0.289	$3.0	$3.0

Certain employees of the Company have been granted awards in affiliated entities that are managed by the Company. The awards granted to these employees are due to their employment and capacity at the Company. The Company records management fee income from the affiliated entities as well as additional compensation expense to reflect the fair value of the awards as they are earned by the employees.

Offering Price

The IPO price of $20.00 per share was based on a number of factors, including the Company's results of operations, the Company's future prospects, the economic conditions in and future prospects for the industry in which the Company competes, current market valuations of publicly traded companies considered comparable to the Company and the other factors described under the section entitled "Underwriting" in our prospectus, dated October 29, 2013 and filed with the SEC on October 31, 2013 pursuant to Rule 424(b)(4) under the Securities Act.

The methodology applied to determine the value of the awards at grant date and IPO would be substantially the same. The following table sets forth the value of the 2013 Class B Units at grant date and at the time of the IPO based on the IPO price of $20.00 per share.

Date of Grant	Value of Class B Units at Grant Date (in millions)	Assumed Value at IPO (in millions)
March 29, 2013	$4.0	$6.4
April 30, 2013	$0.8	$1.3
May 20, 2013	$6.0	$7.7

The increase in value between grant date and value at the IPO is due to improved operating results driven by an increase in underlying property performance and the impact of the July 2013 debt refinancing (specifically the new Unsecured Credit Facility, closed July 16, 2013).

13.    Earnings per Share
On October 29, 2013, the Company effected a stock split whereby each issued and outstanding share of the Company's common stock prior to the stock split ("Old Common Stock") was automatically reclassified and became 2,409.05312695 fully paid and nonassessable shares of common stock, without any action required on the part of the Company or the holders of Old Common Stock. All references to share and per share amounts in the Condensed Consolidated Financial Statements and accompanying notes thereto have been retroactively restated to reflect this stock split.

The following table sets forth the reconciliation of earnings and the weighted average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands except per share data):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2012	2013	2012
Computation of Basic Earnings Per Share:
Loss from continuing operations	$(23,463)	$(33,122)	$(94,153)	$(125,816)
Allocation to non-controlling interests	(5,450)	(7,819)	(22,156)	(29,896)
Loss from continuing operations attributable to the common stockholders - basic	(18,013)	(25,303)	(71,997)	(95,920)
Loss from discontinued operations, net of non-controlling interests	(826)	(3,045)	(9,600)	(4,458)
Net income attributable to the Company’s common stockholders for basic earnings per share	$(18,839)	$(28,348)	$(81,597)	$(100,378)

Weighted average common shares outstanding	182,242	182,242	182,242	182,242

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Loss from continuing operations attributable to the common stockholders	$(0.10)	$(0.14)	$(0.40)	$(0.53)
Loss from discontinued operations	—	(0.02)	(0.05)	(0.02)
Net income	$(0.10)	$(0.16)	$(0.45)	$(0.55)

Computation of Diluted Earnings Per Share:
Loss from continuing operations attributable to the common stockholders - basic	$(18,013)	$(25,303)	$(71,997)	$(95,920)
Allocation to convertible non-controlling interests	(5,797)	(8,145)	(23,174)	(30,874)
Loss attributable to common stockholders - diluted	(23,810)	(33,448)	(95,171)	(126,794)
Loss from discontinued operations	(1,092)	(4,024)	(12,692)	(5,896)
Net income attributable to the Company’s common stockholders for diluted earnings per share	$(24,902)	$(37,472)	$(107,863)	$(132,690)

Weighted average common shares outstanding - basic	182,242	182,242	182,242	182,242
Effect of dilutive securities:
Conversion of OP units and subsidiary shares	58,663	58,663	58,663	58,663
Shares for diluted earnings per common share	240,905	240,905	240,905	240,905

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Loss from continuing operations	$(0.10)	$(0.14)	$(0.40)	$(0.53)
Loss from discontinued operations	—	(0.02)	(0.05)	(0.02)
Net income	$(0.10)	$(0.16)	$(0.45)	$(0.55)

14.    Commitments and Contingencies
Leasing commitments
The Company periodically enters into leases in connection with ground leases for neighborhood and community shopping centers which it operates and as administrative space for the Company. During the three months ended September 30, 2013 and 2012, the Company recognized rent expense associated with these leases of $2.6 million and $2.5 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company recognized rent expense associated with these leases of $7.4 million and $7.3 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows: 2013 (remaining three months), $2.3 million; 2014, $8.8 million; 2015, $8.7 million; 2016, $8.3 million; 2017, $8.1 million and thereafter, $98.8 million.

Insurance captive
In April 2007, the Company formed a wholly owned captive insurance company, ERT-CIC, LLC (“ERT CIC”) which underwrote the first layer of general liability insurance programs for the Company’s wholly owned, majority owned and joint venture properties. The Company formed ERT-CIC as part of its overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company capitalized ERT CIC in accordance with the applicable regulatory requirements. ERT CIC established annual premiums based on projections derived from the past loss experience of the Company’s properties. ERT CIC engaged an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to ERT CIC may be adjusted based on this estimate and may be reimbursed by tenants pursuant to specific lease terms.
During 2012, the Company replaced ERT-CIC with a newly formed, wholly-owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for the Company’s wholly owned, majority owned and joint venture properties. The Company formed Incap as part of its overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company has capitalized Incap in accordance with the applicable regulatory requirements. Incap established annual premiums based on projections derived from the past loss experience of the Company’s properties. Incap has engaged an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs.
Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by tenants pursuant to specific lease terms.
Environmental matters
Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs including removal, remediation, government fines and injuries to persons and property. The Company does not believe that any resulting liability from such matters will have a material adverse effect on the financial position, results of operations or liquidity of the Company.
Other legal matters
The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

15.    Income Taxes
The Company has elected to qualify as a REIT in accordance with the Internal Revenue Code (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status.
As a REIT, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.
Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRS is subject to federal, state and local income taxes.
The Company is also subject to certain state and local income taxes or franchise taxes. State and local income taxes or franchise taxes were approximately $0.9 million for the three months ended September 30, 2013, $2.8 million for the nine months ended September 30, 2013, $1.5 million for the three months ended September 30, 2012, and $4.6 million for the nine months ended September 30, 2012.
Taxable REIT Subsidiaries
TRS’ activities include real estate operations and an investment in an insurance company (see Note 13 for further information). In July 2013, one of the Company's TRS's converted its corporation to a limited liability company, and another TRS merged into the Operating Partnership. As such, the Company is no longer subject to federal, state and local taxes on the income earned from these entities.

Income taxes have been recorded based on the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.
At September 30, 2013 the TRS had no gross deferred tax assets or liabilities. At December 31, 2012, the TRS had gross deferred tax assets of $371.1 million and gross deferred tax liabilities of $0.6 million.  Deferred tax assets and liabilities are primarily attributable to real estate basis differences and net operating loss carry forwards. At September 30, 2013 and December 31, 2012, a valuation allowance of $0 and $370.5 million, respectively, had been established due to the uncertainty associated with realizing these deferred tax assets. Deferred tax assets and liabilities are included in Other assets and Accounts payable, accrued expenses and other liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheets.

16.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into customary agreements with its affiliates and unconsolidated joint ventures in relation to the leasing and management of its and/or its related parties real estate assets.
At September 30, 2013 and December 31, 2012, receivables from related parties were $6.4 million and $7.1 million, respectively, which are included in Receivables, net in the Condensed Consolidated Balance Sheets. At September 30, 2013 and December 31, 2012, there were no material payables to related parties.

17.    Subsequent Events
In preparing the Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2013 for recognition or disclosure purposes. Based on this evaluation, other than the transactions detailed in the section titled "Initial Public Offering and IPO Property Transfers" in Note 1, there were no subsequent events from September 30, 2013 through to the date the financial statements were issued.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying notes thereto. Historical results and percentage relationships set forth in the Condensed Consolidated Statements of Operations and contained in the Condensed Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.
Unless otherwise expressly stated to the contrary, our financial condition and results of operations as of and for the periods presented in this report do not reflect the transactions described below under the caption “Initial Public Offering and IPO Property Transfers” which were effected subsequent to September 30, 2013.
Executive Summary

Our Company

We are an internally-managed real estate investment trust ("REIT") that owns and operates the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our high quality national portfolio is diversified by geography, tenancy and retail format, and our shopping centers are primarily anchored by market-leading grocers. We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and we expect to satisfy the requirements for qualification and taxation as a REIT under the United States income tax laws for our taxable year ending December 31, 2013, and subsequent taxable years.
Factors That May Influence our Future Results
We derive our revenues primarily from rents (including percentage rents based on tenants' sales levels) and expense reimbursements due to us from tenants under existing leases at each of our properties. Expense reimbursements consist of payments made by tenants to us under contractual lease obligations for their proportional share of the property's operating expenses, insurance and real estate taxes.
The amount of rental income and expense reimbursements we receive is primarily dependent on our ability to maintain or increase rental rates and on our ability to lease available space including renewing expiring leases. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction on demand for, properties similar to those in our portfolio; (3) the attractiveness of properties in our portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents; (5) in the case of percentage rents, our tenants' sales volumes; (6) competition from other available properties; (7) changes in market rental rates; and (8) changes in the regional demographics of our properties.
Other revenues primarily consist of percentage rents and management, development and leasing fees earned from our unconsolidated joint ventures as well as management and leasing fees earned from operating properties we manage but do not own.
Our operating expenses include property-related costs including repairs and maintenance, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security, ground rent expense related to ground lease payments for which we are the lessee and various other property related costs. Increases in our operating expenses, to the extent they are not offset by revenue increases, would impact our overall performance.

Portfolio and Financial Highlights

The information below presents historical property and financial information as of and for the periods presented.

•
As of September 30, 2013, we owned interests in 523 shopping centers, including 519 wholly-owned shopping centers (the "Consolidated Portfolio") and four shopping centers held through unconsolidated joint ventures.

•
Billed occupancy for the Consolidated Portfolio was 88.7% as of September 30, 2013 and December 31, 2012. Leased occupancy for the Consolidated Portfolio increased from approximately 90.0% at December 31, 2012 to 90.5% at September 30, 2013.

•
During the three months ended September 30, 2013, we executed 607 leases in our Consolidated Portfolio totaling 4.0 million square feet of gross leasable area ("GLA"), including 200 new leases totaling 1.0 million square feet of GLA and 407 renewals totaling 3.0 million square feet of GLA. The average ABR under the new leases increased 56.7% from the prior tenant’s ABR and increased 12.1% for both new and renewal leases on comparable space from the prior tenant’s ABR. The average ABR per square foot of these new leases in our Consolidated Portfolio is $12.84 and the average ABR per leased square foot of these new and renewal leases in our Consolidated Portfolio is $11.68. The cost per square foot for tenant improvements and leasing commissions for new leases was $11.16 and $2.84, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.74 and $0.06, respectively.

•
During the nine months ended September 30, 2013, we executed 1,630 leases in our Consolidated Portfolio totaling 9.5 million square feet of GLA, including 552 new leases totaling 2.5 million square feet of GLA and 1,078 renewals totaling 7.0 million square feet of GLA. The average ABR under the new leases increased 33.3% from the prior tenant’s ABR and increased 9.7% for both new and renewal leases on comparable space from the prior tenant’s ABR. The average ABR per leased square foot of these new leases in our Consolidated Portfolio is $12.74 and the average ABR per leased square foot of these new and renewal leases in our Consolidated Portfolio is $12.02. The cost per square foot for tenant improvements and leasing commissions for new leases was $11.11 and $2.63, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.51 and $0.04, respectively.

•
Net loss attributable to Brixmor Property Group Inc. was $(18.8) million for the three months ended September 30, 2013, as compared to $(28.3) million for the three months ended September 30, 2012. Net loss attributable to Brixmor Property Group Inc. was $(81.6) million for the nine months ended September 30, 2013, as compared to $(100.4) million for the nine months ended September 30, 2012.

•	Net cash provided by operating activities was $214.6 million for the nine months ended September 30, 2013 as compared to $185.3 million for the nine months ended September 30, 2012.

•
Funds from Operations ("FFO") as adjusted, decreased $4.3 million, or 4.8%, from $89.6 million for the three months ended September 30, 2012 to $85.3 million for the three months ended September 30, 2013. FFO as adjusted, increased $11.4 million, or 4.4%, from $257.7 million for the nine months ended September 30, 2012 to $269.1 million for the nine months ended September 30, 2013. Additional information regarding FFO, a non-GAAP measure, including a reconciliation of net income (loss) to FFO, is included under "Funds From Operations."

•
Same property net operating income, as described below, (“Same Property NOI”) in our Consolidated Portfolio increased by $6.5 million or 3.5%, from $186.5 million for the three months ended September 30, 2012 to $193.0 million for the three months ended September 30, 2013. Same Property NOI in our Consolidated Portfolio increased by $22.1 million or 4.0%, from $550.6 million for the nine months ended September 30, 2012 to $572.7 million for the nine months ended September 30, 2013. Additional information regarding Same Property NOI, a non-GAAP measure, including a reconciliation of net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI, is included under "Same Property Net Operating Income".

Acquisition Activity

•
During the nine months ended September 30, 2013, we acquired one retail building which was adjacent to one of our existing shopping centers for a purchase price of $5.1 million and the remaining 70% interest in a shopping center held through an unconsolidated joint venture for a net purchase price $18.7 million.

•
During the nine months ended September 30, 2012, we acquired two retail buildings which were adjacent buildings at certain of our existing shopping centers, for approximately $4.5 million. In addition, we acquired the remaining 50% ownership interest in a 41.6 acre land parcel for a purchase price of $0.5 million.

Disposition Activity

•	During the nine months ended September 30, 2013, we disposed of 10 shopping centers and three land parcels from the Consolidated Portfolio for aggregate proceeds of $44.9 million.

•	During the nine months ended September 30, 2012, we disposed of 10 shopping centers, one retail building and one land parcel from the Consolidated Portfolio for aggregate proceeds of $24.4 million.

Initial Public Offering and IPO Property Transfers

On November 4, 2013, Brixmor Property Group Inc. completed an initial public offering ("IPO") in which it sold approximately 47.4 million shares of its common stock at an IPO price of $20.00 per share. We received net proceeds of approximately $891.3 million, after deducting $57.4 million in underwriting discounts, expenses and transaction costs, from the sale of shares in the IPO. Of the total proceeds received, $824.7 million was used to pay down amounts outstanding under our unsecured credit facility (see Note 7 for additional information).

In connection with the IPO, we acquired interests in 43 properties (the "Acquired Properties") from certain investment funds affiliated with The Blackstone Group L.P. ("Blackstone" or the "Sponsor") in exchange for 15,877,791 common units of partnership interest (the "OP Units") in Brixmor Operating Partnership LP (the "Operating Partnership") having a value equivalent to the value of these interests. In connection with the acquisition of the Acquired Properties, we will repay approximately $74.1 million of indebtedness to the Sponsor attributable to certain of the Acquired Properties, approximately $66.6 million of which will be repaid with a portion of the net proceeds of the IPO and approximately $7.5 million of which will be repaid approximately one year following the IPO.

Also in connection with the IPO, we created a separate series of interest in the Operating Partnership that allocates to certain funds affiliated with Blackstone and Centerbridge Partners L.P. (owners of the Operating Partnership prior to the IPO) (the "pre-IPO owners") all of the economic consequences of ownership of the Operating Partnership's interests in 47 properties that the Operating Partnership has historically held in its portfolio (the “Non Core Properties”). This Operating Partnership intends to cause the Non-Core Properties to be transferred to the pre-IPO Owners in redemption of this separate series of interest in the Operating Partnership relating to the Non-Core Properties on January 15, 2014.

Results of operations

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

Revenues (in thousands)

	Three months ended September 30,
	2013	2012	$ Change
Revenues
Rental income	$228,775	$220,243	$8,532
Expense reimbursements	62,227	57,754	4,473
Other revenues	2,366	2,495	(129)
Total revenues	$293,368	$280,492	$12,876

Rental income
The increase in rental income for the three months ended September 30, 2013 of approximately $8.5 million, as compared to the corresponding period in 2012, was due to a $6.2 million increase in ABR driven by an increase in billed occupancy of the Consolidated portfolio from 88.2% as of September 30, 2012 to 88.7% as of September 30,

2013, an increase in leasing spreads of 12.1% for both new and renewal leases and a net increase of $1.8 million net increase in the amortization of above and below market lease intangibles and lease settlement income.
Expense reimbursements
The increase in expense reimbursements for the three months ended September 30, 2013 of approximately $4.5 million, as compared to the corresponding period in 2012, was primarily due to an increase in reimbursable expenses and an increase in the recovery percentage which increased to approximately 85.3% for the three months ended September 30, 2013, as compared to 82.7% for the same period in 2012. The increased percentage of recoveries from tenants is primarily attributable to higher occupancy coupled with an increase in real estate taxes which have a higher recovery rate than operating expenses.
Other revenues
Other revenues remained approximately the same for the three months ended September 30, 2013, as compared to the corresponding period in 2012.

Operating expenses (in thousands)

	Three months ended September 30,
	2013	2012	$ Change
Operating expenses:
Operating costs	$29,267	$29,983	$(716)
Real estate taxes	43,656	39,888	3,768
Depreciation and amortization	110,582	121,494	(10,912)
Provision for doubtful accounts	3,314	3,003	311
General and administrative	23,605	20,506	3,099
Total operating expenses	$210,424	$214,874	$(4,450)

Operating costs
The decrease in operating costs during the three months ended September 30, 2013 of approximately $0.7 million, as compared to the corresponding period in 2012, was due to decreased insurance costs of approximately $1.0 million and decreased legal expenses for property related matters of $0.4 million. These decreases were partially offset by increased repairs and maintenance expenses of $0.7 million.
Real estate taxes
Real estate taxes for the three months ended September 30, 2013 increased by $3.8 million, as compared to the corresponding period in 2012, primarily due to increased assessments at certain properties, primarily in Illinois and Texas.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2013 decreased by $10.9 million from the corresponding period in 2012, primarily due to a $10.4 million decrease in amortization expense associated with tenant lease expirations and lease terminations for tenant improvements and in-place lease value intangible assets recorded in connection with a portfolio acquisition in 2011.
Provision for doubtful accounts
The increase of $0.3 million in the provision for doubtful accounts for the three months ended September 30, 2013, as compared to the corresponding period in 2012, was primarily due to higher billed receivables balances which, before the allowance for bad debt, increased from $62.2 million as of September 30, 2012 to $66.7 million as of September 30, 2013. Moreover, the provision for doubtful accounts as a percentage of total revenues increased from 1.07% for the three months ended September 30, 2012 to 1.13% for the three months ended September 30, 2013.
General and administrative

General and administrative costs increased by $3.1 million for the three months ended September 30, 2013, as compared to the corresponding period in 2012, due to (i) $0.4 million of increased professional fees, including legal, accounting and consulting fees, (ii) increased personnel costs of approximately $0.7 million due to a one-time bonus payment, (iii) increased stock-based compensation expense of $0.5 million and (iv) increased severance and hiring costs of $1.3 million due to our realignment

Other Income (expense) (in thousands)

	Three months ended September 30,
	2013	2012	$ Change
Other income (expense)
Dividends and interest	$209	$281	$(72)
Interest expense	(86,134)	(97,385)	11,251
Gain on sale of real estate assets and acquisition of unconsolidated joint venture	1,502	—	1,502
Other	(22,231)	(1,754)	(20,477)
Total other income (expense)	$(106,654)	$(98,858)	$(7,796)

Dividends and interest
Dividends and interest remained approximately the same for the three months ended September 30, 2013, as compared to the corresponding period in 2012.
Interest expense
Interest expense decreased by $11.3 million for the three months ended September 30, 2013, as compared to the corresponding period in 2012, primarily due to the following: (i) the repayment of approximately $2.4 billion of secured mortgage and term loans, which decreased interest expense during the three months ended September 30, 2013 by approximately $13.8 million, (ii) the repayment in 2012 of unsecured notes in the amount of $75.5 million which decreased interest expense during the three months ended September 30, 2013 by approximately $0.8 million, and (iii) increased capitalized interest which decreased interest expense during the three months ended September 30, 2013 by approximately $0.8 million partially offset by interest incurred on a $2.4 billion unsecured credit facility that we entered into during the three months ended September 30, 2013, which increased interest expenses by approximately $4.5 million.
Gain on sale of real estate assets
During the three months ended September 30, 2013, we disposed of one land parcel for aggregate proceeds of $0.5 million and a gain of $0.4 million. In addition, we purchased the remaining 70% interest in a shopping center held through an unconsolidated joint venture. As such, a gain of $1.1 million on the step-up of its original 30% interest was recognized.
Other
Other increased by $20.5 million for the three months ended September 30, 2013, as compared to the corresponding period in 2012, primarily due to the write-off of unamortized debt issuance costs, as well as the write-off of unamortized debt premium/discounts associated with repayments during the quarter of certain of our debt obligations.

Equity in income of unconsolidated joint ventures (in thousands)

	Three months ended September 30,
	2013	2012	$ Change
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures	$247	$118	$129

Equity in income of unconsolidated joint ventures increased by $0.1 million for the three months ended September 30, 2013, as compared to corresponding period in 2012 primarily due to increased operating performance of certain of our unconsolidated joint ventures.

Discontinued operations (in thousands)

	Three months ended September 30,
	2013	2012	$ Change
Discontinued operations:
Income from discontinued operations	$191	$296	$(105)
Gain on disposition of operating properties	—	3,315	(3,315)
Impairment of real estate assets held for sale	(1,283)	(7,635)	6,352
Income (loss) from discontinued operations	$(1,092)	$(4,024)	$2,932

Income from discontinued operations
Results from discontinued operations include the results from the following: (i) 19 shopping centers sold during the year ended December 31, 2012, (ii) ten shopping centers sold during the nine months ended September 30, 2013, and (iii) six shopping centers classified as held for sale at September 30, 2013.
Gain on disposition of operating properties
During the three months ended September 30, 2012, the gain on disposition of operating properties was attributable to the sale of four shopping centers for aggregate proceeds of $17.8 million.
Impairment of real estate assets held for sale
During the three months ended September 30, 2013, we recognized provisions for impairment of (i) $1.2 million on four shopping centers classified as held for sale, and (ii) $0.1 million on three shopping centers sold during the period. During the three months ended September 30, 2012, we recognized provisions for impairment of $7.6 million on seven properties. For purposes of measuring the provision, fair value was determined based upon the contracts with buyers and then adjusted to reflect associated disposition costs.

Net income (loss) attributable to us (in thousands)

	Three months ended September 30,
	2013	2012	$ Change
Net loss attributable to Brixmor Property Group Inc.	$(18,839)	$(28,348)	$9,509

The decrease in net loss attributable to us for the three months ended September 30, 2013 of approximately $9.5 million, as compared to the corresponding period in 2012, was primarily due to (i) increases in both rental income and expense reimbursements, (ii) a decrease in interest expense, (iii) a decrease in depreciation and amortization expense, (iv) gain on sale of real estate assets and gain on acquisition of unconsolidated joint venture and (v) an increase in earnings from discontinued operations. These changes were partially offset by increases in other, real estate taxes and general and administrative.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Revenues (in thousands)

	Nine months ended September 30,
	2013	2012	$ Change
Revenues
Rental income	$670,781	$653,226	$17,555
Expense reimbursements	184,808	173,298	11,510
Other revenues	8,333	8,622	(289)
Total revenues	$863,922	$835,146	$28,776

Rental income
The increase in rental income for the nine months ended September 30, 2013 of approximately $17.6 million, as compared to the corresponding period in 2012, was primarily due to a $17.0 million increase in ABR driven by an increase in billed occupancy from 88.2% as of September 30, 2012 to 88.7% as of September 30, 2013, an increase in leasing spreads of 9.7% for both new and renewal leases, and a net increase in the amortization of above and below market lease intangibles and lease settlement income of approximately $2.1 million. These increases were partially offset by a $1.7 million decrease in straight line rent.

Expense reimbursements
The increase in expense reimbursements for the nine months ended September 30, 2013 of approximately $11.5 million, as compared to the corresponding period in 2012, was primarily due to an increase in reimbursable expenses and an increase in the recovery percentage which increased to approximately 84.2% for the three months ended September 30, 2013, as compared to 81.7% for the same period in 2012. The increased percentage of recoveries from tenants is primarily attributable to higher occupancy of our portfolio coupled with an increase in real estate taxes which have a higher recovery rate than operating expenses.
Other revenues
Other revenues remained approximately the same for the nine months ended September 30, 2013, as compared to the corresponding period in 2012.
Operating Expenses (in thousands)

	Nine months ended September 30,
	2013	2012	$ Change
Operating expenses:
Operating costs	$89,760	$91,186	$(1,426)
Real estate taxes	129,856	121,006	8,850
Depreciation and amortization	336,239	379,381	(43,142)
Provision for doubtful accounts	8,641	8,791	(150)
Impairment of real estate assets	29,113	—	29,113
General and administrative	65,401	67,031	(1,630)
Total operating expenses	$659,010	$667,395	$(8,385)

Operating costs
The decrease in operating costs during the nine months ended September 30, 2013 of approximately $1.4 million, as compared to the corresponding period in 2012, was due to decreased snow removal costs of $0.8 million, decreased tenant related legal costs of $1.7 million and decreased insurance costs of $0.8 million. These decreases were partially offset by a $1.7 million increase in repairs and maintenance expenses.
Real estate taxes
Real estate taxes for the nine months ended September 30, 2013 increased by $8.9 million, as compared to the corresponding period in 2012, primarily due to increased assessments at certain properties, primarily in California,

Illinois, Texas and New York, partially offset by decreases in assessments due to successful appeals of assessed values.
Depreciation and amortization
Depreciation and amortization for the nine months ended September 30, 2013 decreased by $43.1 million from the corresponding period in 2012, primarily due to tenant lease expirations and lease terminations associated with tenant improvements and in-place lease value intangible assets recorded in connection with the acquisition.
Provision for doubtful accounts
The provision for doubtful accounts remained approximately the same for the nine months ended September 30, 2013, as compared to the corresponding period in 2012.
Impairment of real estate assets
During the nine months ended September 30, 2013, as a result of our strategy to dispose of certain shopping centers, we recognized provisions for impairment on real estate assets of $29.1 million (excluding impairments included in discontinued operations). The impairments were the result of the reduction in expected undiscounted cash flows from these assets due to an estimated shortened holding period. After considering the shortened hold period’s impact on the cash flow from these assets, we determined that the undiscounted cash flows were below the assets’ carrying values. Accordingly, we proceeded to record impairments for each of these assets to reflect the difference between the historical carrying values and the fair values as of September 30, 2013. No impairments were recognized on real estate properties during the nine months ended September 30, 2012.
General and administrative
General and administrative costs decreased by $1.6 million for the nine months ended September 30, 2013, as compared to the corresponding period in 2012, due to (i) $4.5 million of decreased salaries due to staff reductions, (ii) decreased stock-based compensation expense of $1.2 million primarily due to the forfeiture of long-term incentive awards granted to certain of our employees in November 2011 and (iii) decreased professional fees of $0.8 million. These decreases were partially offset by (i) increased severance and hiring costs as a result of our realignment of $2.7 million and (ii) decreased capitalized leasing and development costs of approximately $2.0 million.

Other Income and Expenses (in thousands)

	Nine months ended September 30,
	2013	2012	$ Change
Other income (expense)
Dividends and interest	$628	$864	$(236)
Interest expense	(276,005)	(290,396)	14,391
Gain on sales of real estate assets	2,223	50	2,173
Other	(26,912)	(4,771)	(22,141)
Total other income (expense)	$(300,066)	$(294,253)	$(5,813)

Dividends and interest
Dividends and interest remained approximately the same for the nine months ended September 30, 2013 as compared to the corresponding period in 2012.
Interest expense
Interest expense decreased by $14.4 million for the nine months ended September 30, 2013, as compared to the corresponding period in 2012, primarily due to (i) the repayment in 2012 of unsecured notes in the amount of $75.5 million, which decreased interest expense by approximately $2.9 million, (ii) one-time interest expense of $1.8 million for one property that was recorded during the nine months ended September 30, 2012, (iii) increased capitalized interest of $2.2 million due to increased redevelopment activities and (iv) the repayment of approximately $2.4 billion of secured mortgage and term loans, which decreased interest expense by approximately $17.6 million. These decreases were partially offset by a (i) $1.4 million increase in amortization of debt issuance costs due to costs incurred related to refinancings and (ii) interest incurred on a $2.4 billion unsecured credit facility that we entered into during the three months ended September 30, 2013, which increased interest expense by approximately $4.5 million.
Gain on sales of real estate assets
During the nine months ended September 30, 2013, we disposed of two land parcels for aggregate proceeds of $1.4 million. In addition, we purchased the remaining 70% interest in a shopping center held through an unconsolidated joint venture. As such, a gain of $1.1 million on the step-up of its original 30% interest was recognized.
During the nine months ended September 30, 2012, we disposed of one land parcel for aggregate proceeds of $0.1 million.
Other
Other increased by $22.1 million for the nine months ended September 30, 2013, as compared to the corresponding period in 2012, primarily due to the write-off of unamortized debt issuance costs as well as the write-off of debt premium/discounts associated with repayments of certain of our debt obligations.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Nine months ended September 30,
	2013	2012	$ Change
Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures	$1,001	$686	$315

Equity in income of unconsolidated joint ventures increased by $0.3 million for the nine months ended September 30, 2013, as compared to corresponding period in 2012. The increase was primarily due to increased operating performance of certain of our unconsolidated joint ventures.

Discontinued Operations (in thousands)

	Nine months ended September 30,
	2013	2012	$ Change
Discontinued operations:
Income from discontinued operations	$418	$105	$313
Gain on disposition of operating properties	2,631	4,544	(1,913)
Impairment of real estate assets held for sale	(15,741)	(10,545)	(5,196)
Loss from discontinued operations	$(12,692)	$(5,896)	$(6,796)

Income from discontinued operations
Results from discontinued operations include the results from the following: (i) 19 shopping centers disposed during the year ended December 31, 2012, (ii) ten shopping centers sold during the nine months ended September 30, 2013, and (iii) six shopping centers classified as held for sale at September 30, 2013.
Gain on disposition of operating properties
During the nine months ended September 30, 2013, the gain on disposition of operating properties was attributable to the sale of three shopping centers for aggregate proceeds of $10.7 million.
During the nine months ended September 30, 2012, the gain on disposition of operating properties was attributable to the sale of five shopping centers and one retail building for aggregate proceeds of $20.2 million.
Impairment of real estate assets held for sale
During the nine months ended September 30, 2013, we recognized provisions for impairment of (i) $8.9 relating to seven shopping centers sold during the period and (ii) $6.8 million relating to three shopping centers classified as held for sale as of September 30, 2013. During the nine months ended September 30, 2012, we recognized provisions for impairment of $10.5 million on 11 shopping centers. For purposes of measuring the provision, fair value was determined based upon the contracts with buyers and then adjusted to reflect associated disposition costs.

Net income (loss) attributable to us (in thousands)

	Nine months ended September 30,
	2013	2012	$ Change
Net loss attributable to Brixmor Property Group Inc.	$(81,597)	$(100,378)	$18,781

The decrease in net loss attributable to us for the nine months ended September 30, 2013 of approximately $18.8 million, as compared to the corresponding period in 2012, was primarily due to (i) an increase in both rental income and expense reimbursements, (ii) a decrease in interest expense, (iii) a decrease in equity in loss of unconsolidated joint ventures, and (iv) a decrease in depreciation and amortization expense. These decreases were partially offset by increases in the provision for impairment and other.

Same Property Net Operating Income of Same Property Portfolio

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012 (in thousands)

	Three months ended September 30,
	2013	2012	$ Change
Number of properties	479	479
Percent billed	90.3%	89.5%
Percent leased	92.2%	91.2%

Rental income
Rental income	$206,768	$200,728	6,040
Expense reimbursements	58,609	53,363	5,246
Other revenues	1,283	1,373	(90)
	266,660	255,464	11,196
Rental operating expenses
Property operating expenses	(28,536)	(28,158)	(378)
Real estate taxes	(42,098)	(38,068)	(4,030)
Bad debt expense	(3,062)	(2,754)	(308)
	(73,696)	(68,980)	(4,716)
Same property net operating income of Same Property Portfolio	$192,964	$186,484	6,480

Rental income

The increase in rental income of approximately $6.0 million for the three months ended September 30, 2013 as compared to the corresponding period in 2012 was primarily due to a $5.6 million increase in ABR driven by an increase in billed occupancy of 0.8% from 89.5% at September 30, 2012 to 90.3% at September 30, 2013 and increased overall leasing spreads of 12.2%.

Expense reimbursements

The increase in expense reimbursements of approximately $5.3 million as compared to the corresponding period in 2012, was primarily due to an increase in recoverable expenses and an increase in the recovery percentage, which increased to 83.0% for the three months ended September 30, 2013 as compared to 80.6% for the same period in

2012. The increased percentage of recoveries from tenants is primarily attributable to higher occupancy coupled with an increase in real estate taxes which have a higher recovery rate than operating expenses.

Other revenues

Other revenues include percentage rent which remained approximately the same for the three months ended September 30, 2013 as compared to the corresponding period in 2012.

Property operating expenses

The increase in property operating expenses of approximately $0.4 million as compared to the corresponding period in 2012 was primarily a result of an increase in contract services and repairs due to timing of projects in the current year, offset by a decrease in tenant legal fees incurred in the current year.

Real estate taxes

The increase in real estate taxes of approximately $4.0 million as compared to the corresponding period in 2012 is attributable to increased assessments at certain properties, primarily in California, Illinois and Texas, partially offset by decreases in assessments due to successful appeals of assessed values.

Bad debt expense

The increase in bad debt expense for the three months ended September 30, 2013, as compared to the corresponding period in 2012, was primarily due to higher billed receivables balances. Moreover, the provision for doubtful accounts as a percentage of total revenues increased from 1.08% for the three months ended September 30, 2012 to 1.14% for the three months ended September 30, 2013.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012 (in thousands)

	Nine months ended September 30,
	2013	2012	$ Change
Number of properties	479	479
Percent billed	90.3%	89.5%
Percent leased	92.2%	91.2%

Rental income
Rental income	$613,746	$595,722	18,024
Expense reimbursements	174,482	162,278	12,204
Other revenues	4,968	4,739	229
	793,196	762,739	30,457
Rental operating expenses
Property operating expenses	(87,113)	(86,632)	(481)
Real estate taxes	(125,428)	(116,722)	(8,706)
Bad debt expense	(7,969)	(8,789)	820
	(220,510)	(212,143)	(8,367)
Same property net operating income of Same Property Portfolio	$572,686	$550,596	22,090

Rental income

The increase in rental income of approximately $18.0 million for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 was primarily due to a $17.7 million increase in ABR driven by an increase in billed occupancy of 0.8% from 89.5% at September 30, 2012 to 90.3% at September 30, 2013 and increased overall leasing spreads of 10.0%.

Expense reimbursements

The increase in expense reimbursements of approximately $12.2 million as compared to the corresponding period in 2012, was primarily due to an increase in recoverable expenses of approximately $10.8 million and an increase in the recovery percentage, which increased to 82.1% for the nine months ended September 30, 2013 as compared to 79.8% for the same period in 2012. The increased percentage of recoveries from tenants is primarily attributable to higher occupancy coupled with an increase in real estate taxes which have a higher recovery rate than operating expenses.

Other revenues

Other revenues include percentage rent which remained approximately the same for the three months ended September 30, 2013 as compared to the corresponding period in 2012.

Property operating expenses

The increase in property operating expenses of approximately $0.5 million as compared to the corresponding period in 2012 is a result of an increase in contract services and repairs due to timing of projects required in the current year and increased insurance costs, offset by a decrease in tenant legal fees incurred in the current year.

Real estate taxes

The increase in real estate taxes of $8.7 million for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 was primarily attributable to increased assessments at certain properties, primarily in California, Illinois and Texas, partially offset by decreases in assessments due to successful appeals of assessed values.

Bad debt expense

The decrease in bad debt expense for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 is a result of tenant bankruptcies reflected in the 2012 balance as well as the recovery of receivable balances in 2013 which were previously reserved. Moreover, the provision for doubtful accounts as a percentage of total revenues decreased from 1.15% for the nine months ended September 30, 2012 to 1.00% for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain our qualification as a REIT and other capital obligations associated with conducting our business.

Our primary expected sources and uses and capital are as follows:

Sources

•	cash and cash equivalents;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt; and

•	asset sales.

Uses
Short term:

•	leasing costs and tenant improvements allowances;

•	active anchor space repositioning/redevelopments;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	distribution payments.
Long term:

•	major active redevelopments, renovation or expansion programs at individual properties;

•	acquisitions; and

•	debt maturities.
Unsecured Credit Facility
On July 16, 2013, Brixmor Operating Partnership LP (our "Operating Partnership") entered into an unsecured credit facility (the “Unsecured Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents and Barclays Capital plc, Citibank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada, as documentation agents.
The Unsecured Credit Facility consists of (i) $1,250.0 million revolving credit facility (the “Revolving Facility), maturing on July 31, 2017, with a one-year extension option; and (ii) a $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on July 31, 2018. The obligations under the Unsecured Credit Facility are guaranteed by both BPG Subsidiary Inc. ("BPG Sub") and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the "Parent Guarantors"), as well as by both Brixmor Residual Holding LLC and Brixmor GA America LLC (together, the "Material Subsidiary Guarantors"). The guarantees from the Material Subsidiary Guarantors are automatically released upon the occurrence of certain events, including upon the Operating Partnership obtaining an investment grade rating. The Revolving Facility includes borrowing capacity available for letters of credit and for short-term borrowings and an option for us to increase the size of the facility, raise incremental credit facilities, and extend the maturity date subject to certain limitations.
Unsecured Credit Facility borrowings bear interest, at our Operating Partnership’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus half of 1%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate for the interest period relevant to a particular borrowing.
The margin associated with Term Loan Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.4% to 2.0% for LIBOR rate loans. The margin associated with Revolving Facility borrowings is also based on a total leverage based grid and ranges from 0.50% to 1.10%, for base rate loans, and 1.50% to 2.10%, for LIBOR rate loans.

Our Operating Partnership, in addition to recurring interest payments, is required to pay a commitment fee to the lenders related to the Revolving Facility in respect of the unutilized commitments thereunder and customary letter of credit fees. The commitment fee is based on the daily-unused amount and is either 0.25% or 0.175% per annum. Voluntary prepayments are permitted at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs in respect of LIBOR rate loans. The Unsecured Credit Facility requires no amortization payments.

During the three months ended September 30, 2013, approximately $2,379.1 million of the Unsecured Credit Facility was drawn to repay certain debt obligations. On November 5, 2013, all of the outstanding borrowings under the Revolving Facility were repaid primarily with proceeds from the IPO.

  During the remainder of 2013, we have an aggregate of approximately $50.0 million of unsecured notes payable scheduled to mature and $8.8 million of scheduled mortgage and financing liability amortization payments. We currently intend to repay the $50.0 million of maturing unsecured notes payable with borrowings under the Unsecured Credit Facility. The scheduled mortgage amortization payments are expected to be paid with operating cash flows. During 2014, we have an aggregate of approximately $283.7 million of mortgage loans and $104.6 million of unsecured notes payable scheduled to mature and approximately $32.3 million of scheduled mortgage and financing liability amortization payments. Of the total $388.3 million of scheduled maturities, it is expected that the maturity of $80.0 million will be extended to June 30, 2015. The remaining $308.3 million is expected to be repaid with borrowings under the Unsecured Credit Facility. The scheduled mortgage amortization payments are expected to be paid with operating cash flows.

Our cash flow activities are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash flows provided by operating activities	$214,643	$185,348
Cash flows used in investing activities	(76,916)	(106,163)
Cash flows used in financing activities	(103,449)	(171,053)

Operating Activities

Cash and cash equivalents were $137.4 million and $103.1 million as of September 30, 2013 and December 31, 2012, respectively.
Our net cash flow provided by operating activities primarily consist of net income from property operations, adjusted for non-cash items including depreciation and amortization, amortization of lease intangibles, the compensation expense associated with our Class B units and provisions for impairment.

For the nine months ended September 30, 2013, net cash flow provided by operating activities increased $29.3 million as compared to the corresponding period in 2012. The increase is primarily due to a $22.1 million increase in Same Property NOI and a decrease in interest expense due to repayments of secured mortgage and term loans and unsecured notes.  These increases in earnings were partially offset by costs incurred in connection with closing of the Unsecured Credit Facility and repayment of debt obligations.

Investing Activities

Net cash flow used in investing activities are impacted by the nature, timing and extent of improvements made to our shopping centers, allowances provided to our tenants, and our acquisition and disposition programs. Capital used to fund these activities, and the source thereof, can vary significantly from period to period based on, for example, negotiations with tenants and their willingness to pay higher base rents over the terms of their respective leases and the availability of operating cash flows to do so. Net cash flow used in investing activities is also impacted by the level of recurring property capital expenditures in a given period. Recurring capital expenditures are costs to maintain properties and their common areas including new roofs, paving of parking lots and other general upkeep items. Recurring capital expenditures PSF for the nine months ended September 30, 2013 and 2012 were $0.17 and $0.17, respectively.

For the nine months ended September 30, 2013, net cash flow used in investing activities decreased $29.2 million as compared to the corresponding period in 2012. The decrease was due to (i) a decrease of $20.6 million expended in 2013 on building improvements and expansion, (ii) an increase of $20.4 million in 2013 in proceeds received from sales of real estate assets, partially offset by real estate acquisitions of $18.8 million.

We continue to execute our strategy to selectively dispose of non-core properties on an opportunistic basis to generate cash proceeds, and to invest our capital in improvements to our shopping centers. Currently, our anchor space repositioning/redevelopments in our Consolidated Portfolio relate to 21 shopping centers for which we anticipate incurring approximately $84.9 million in improvements, of which $52.2 million had not yet been incurred as of September 30, 2013.

Financing Activities

Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness, and prevailing market conditions associated with each source of capital.

For the nine months ended September 30, 2013, net cash used in financing activities decreased $67.6 million as compared to the corresponding period in 2012. The decrease was due to an increase of $2,076.0 million of proceeds from debt refinancings as compared to the corresponding period in 2012 partially offset by an increase in repayments of debt obligations of approximately $1,970.0 million, an increase of $18.9 million in dividends paid and an increase of $14.0 million in costs associated with obtaining financing or refinancing for the nine months ended September 30, 2013.
Debt transactions

In addition to the Unsecured Credit Facility, we had the following recent debt transactions:
On July 1, 2013, certain of our wholly-owned subsidiaries exercised the first extension option to extend the initial maturity date of an $80.0 million mortgage loan to July 1, 2014. In addition, the loan is no longer subject to a LIBOR floor of 75 basis points. It bears interest at a rate equal to LIBOR which was 0.18% as of September 30, 2013.
We refinanced $42.0 million of mortgage loans with the proceeds of a $57.0 million mortgage loan. The $57.0 million mortgage loan, which closed on February 27, 2013, is secured by three shopping centers, bears interest at a rate equal to LIBOR (subject to a floor of 0 basis points) plus a spread of 350 basis points, requires interest payments monthly and matures on March 1, 2016, subject to two extension options which allow us to extend the maturity date through March 1, 2018 provided that certain financial conditions are satisfied.
Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans and financing liabilities with maturities ranging from one year to 21 years, and non-cancelable operating leases pertaining to our shopping centers.
The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of September 30, 2013.

(in thousands)	Total	Less than 1 year (remaining three months of 2013)	1-3 years	3-5 years	more than 5 years
Debt (1)	$6,402,399	58,524	1,201,807	2,528,481	2,613,587
Interest payments (2)	1,303,872	76,589	548,386	394,498	284,399
Financing liabilities	170,514	285	130,414	2,071	37,744
Operating leases	134,977	2,297	17,522	16,397	98,761

Total	$8,011,762	$137,695	$1,898,129	$2,941,447	$3,034,491

(1)
Debt includes scheduled amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable. Maturities for 1-3 years include the first dates that note holders can require us to redeem all or a portion of the notes pursuant to these put repurchase rights.

(2)
We incur interest on $227.0 million of mortgages using the 30-day LIBOR rate (which was 0.18% as of September 30, 2013, subject to certain rate floor requirements ranging from 0 basis points to 50 basis points), plus interest spreads ranging from 250 basis points to 375 basis points.

As of September 30, 2013, we had approximately $404.6 million of notes payable outstanding, excluding the impact of unamortized premiums, with a weighted average interest rate of 5.97%. The agreements related to these notes payable contain certain covenants, including the maintenance of certain financial coverage ratios. As of September 30, 2013, we were in compliance with the covenants.
The holders of the notes issued under our 1995 indenture have a put right that requires us to repurchase notes tendered by holders (but does not require such holders to tender their notes) for an amount equal to the principal amount plus accrued and unpaid interest on January 15, 2014. As of September 30, 2013, there was a $104.6 million aggregate principal amount of notes outstanding under the 1995 indenture.
Funds From Operations

FFO is calculated as the sum of net income (loss) in accordance with generally accepted accounting principles in the United States of America ("GAAP") excluding (i) gain (loss) on disposition of operating properties, and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties, (iv) impairment of operating properties and real estate equity investments, and (v) after adjustments for joint ventures calculated to reflect funds from operations on the same basis.

FFO as adjusted represents FFO excluding certain transactional income and expenses, impairments of land parcels and non-operating gains which management believes are not reflective of results within the operating real estate portfolio.

FFO is a supplemental, non-GAAP measure utilized to evaluate the operating performance of real estate companies. It is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We present FFO as adjusted as an additional supplemental measure as it is more reflective of core operating performance. FFO as adjusted provides securities analysts, investors and other interested parties an additional measure in comparing our performance across reporting periods on a consistent basis by excluding items that are not indicative of core operating performance.

FFO and FFO as adjusted should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of financial performance and are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of FFO and FFO as adjusted may differ in certain respects from the methodology utilized by other REITS and, therefore, may not be comparable to such other REITS. Investors are cautioned that items excluded from FFO and FFO as adjusted are significant components in understanding and addressing financial performance.

Our reconciliation of net loss to FFO and FFO as adjusted for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(24,555)	$(37,146)	$(106,845)	$(131,712)
Gain on disposition of operating properties	—	(3,315)	(2,631)	(4,544)
Loss on disposition of unconsolidated joint venture operating properties	—	—	—	96
Depreciation and amortization-real estate related-continuing operations	110,083	120,862	334,731	377,244
Depreciation and amortization-real estate related-discontinued operations	380	1,764	2,106	6,408
Depreciation and amortization-unconsolidated joint ventures	7	170	167	694
Impairment of operating properties	1,283	7,635	41,783	10,545
Net loss attributable to non-controlling interests not convertible into common stock	(347)	(326)	(1,018)	(978)

FFO	$86,851	$89,644	$268,293	$257,753

Gains from land sales and acquisition of joint venture interest	(1,502)	—	(2,223)	(50)
Impairment of land parcels	—	—	3,071	—

Total adjustments	(1,502)	—	848	(50)

FFO as adjusted	$85,349	$89,644	$269,141	$257,703

FFO per common share/unit - diluted	$0.36	$0.37	$1.11	$1.07
FFO as adjusted per common share/unit - diluted	$0.35	$0.37	$1.12	$1.07
Weighted average shares/units outstanding - diluted	240,905	240,905	240,905	240,905

EBITDA and Adjusted EBITDA

Earnings before interest, tax depreciation and amortization ("EBITDA") is calculated as the sum of net income (loss) in accordance with GAAP before interest expense, income taxes, depreciation and amortization.

Adjusted EBITDA represents EBITDA as adjusted for (i) acquisition related costs, (ii) gain (loss) on disposition of operating properties, (iii) impairment of real estate assets and real estate equity investments, and (iv) gain (loss) on disposition of unconsolidated joint ventures.

EBITDA and Adjusted EBITDA are supplemental, non-GAAP measures utilized in various financial ratios and are helpful to securities analysts, investors and other interested parties in the evaluation of REITS, as a measure of our operational performance because EBITDA and Adjusted EBITDA exclude various items that do not relate to or are not indicative of its operating performance. In addition, it includes the results of operations of real estate properties that have been sold or classified as real estate held for sale at the end of the reporting period.   Accordingly, the use of EBITDA and Adjusted EBITDA in various ratios provides a meaningful performance measure as it relates to its ability to meet various coverage tests for the stated period.

EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of financial performance and are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of EBITDA and Adjusted EBITDA may differ in certain respects from the methodology utilized by other REITS and, therefore, may not be comparable to such other REITS. Investors are cautioned that items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and addressing financial performance.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(24,555)	$(37,146)	$(106,845)	$(131,712)
Interest expense-continuing operations	86,134	97,385	276,005	290,396
Interest expense-discontinued operations	130	555	519	1,779
Interest expense-unconsolidated joint ventures	139	415	589	1,295
Federal and state taxes	955	1,391	2,850	4,609
Depreciation and amortization-real estate related-continuing operations	110,582	121,494	336,239	379,381
Depreciation and amortization-real estate related-discontinued operations	380	1,764	2,106	6,408
Depreciation and amortization-real estate joint ventures	7	170	167	694

EBITDA	$173,772	$186,028	$511,630	$552,850

Gain on disposition of operating properties	—	(3,315)	(2,631)	(4,544)
Gains from development/land sales	(1,502)	—	(2,223)	(50)
(Gain)/loss on disposition of joint venture operating properties	—	—	—	96
Impairments of operating properties	—	—	29,113	—
Impairments of real estate held for sale	1,283	7,635	15,741	10,545

Total adjustments	(219)	4,320	40,000	6,047

Adjusted EBITDA	$173,553	$190,348	$551,630	$558,897

Same Property Net Operating Income

Same Property NOI is calculated (using properties owned as of the end of both reporting periods and for the entirety of both periods excluding properties classified as discontinued operations), as rental income (minimum rent, percentage rents, tenant recoveries and other property income) less rental operating expenses (property operating expenses, real estate taxes and bad debt expense) of the properties owned by us. Same Property NOI excludes corporate level income (including transaction and other fees), lease termination income, straight-line rent and amortization of above-/below-market leases of the same property pool from the prior year reporting period to the current year reporting period.

Same Property NOI is a supplemental, non-GAAP measure utilized to evaluate the operating performance of real estate companies and is frequently used by securities analysts, investors and other interested parties in understanding business and operating results regarding the underlying economics of our business operations. It includes only the net operating income of properties owned for the full period presented, which eliminates disparities in net income due to the acquisition or disposition of properties during the period presented, and therefore, provides a more consistent metric for comparing the performance of properties. Management uses Same Property NOI to review operating results for comparative purposes with respect to previous periods or forecasts, and also to evaluate future prospects. Same Property NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income (determined in accordance with GAAP) or other GAAP financial measures. Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of Same Property NOI may differ in certain respects from the methodology utilized by other REITS and, therefore, may not be comparable to such other REITS.

The following table provides a reconciliation of net loss attributable to Brixmor Property Group Inc. to Same Property NOI for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to Brixmor Property Group Inc.	(18,839)	(28,348)	(81,597)	(100,378)
Adjustments:
Revenue adjustments (1)	(20,468)	(16,888)	(51,982)	(50,153)
Depreciation and amortization	110,582	121,494	336,239	379,381
Impairment of real estate assets	—	—	29,113	—
General and administrative	23,605	20,506	65,401	67,031
Other expense	106,654	98,858	300,066	294,253
Equity in income of unconsolidated joint ventures	(247)	(118)	(1,001)	(686)
Pro rata share of Same Property NOI of unconsolidated joint ventures	276	217	786	656
Loss from discontinued operations	1,092	4,024	12,692	5,896
Net income attributable to non-controlling interests	(5,716)	(8,798)	(25,248)	(31,334)
Non-same store NOI	(3,975)	(4,463)	(11,783)	(14,070)
Same property NOI of Same Property Portfolio	$192,964	$186,484	$572,686	$550,596

(1) Revenue adjustments consist primarily of lease settlement income, straight-line rent and amortization of above and below market leases.

In accordance with Accounting Standards Codification 360-10, Impairment and Disposal of Long-Lived Assets, the results of operations of properties that have been disposed of (by sale, by abandonment, or in a distribution to owners) or classified as held for sale must be classified as discontinued operations and segregated in our Condensed Consolidated Statements of Operations and Comprehensive Loss. Therefore, results of operations from prior periods have been restated to reflect the current pool of assets disposed of or held for sale.

Our Critical Accounting Policies
Our discussion and analysis of the historical financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see Note 1 to financial statements contained elsewhere in this quarterly report on Form 10-Q.
Revenue Recognition and Receivables
Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized in the Statements of Operations and contractual payment terms is recorded as deferred rent and presented on the accompanying Condensed Consolidated Balance Sheets within Receivables, net.
We commence recognizing revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date.

The determination of who is the owner, for accounting purposes, of tenant improvements (where provided) determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.
If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under a lease are accounted for as lease incentives which are amortized as a reduction of revenue recognized over the term of the lease. In these circumstances, we commence revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. In making this assessment, we consider a number of factors, each of which individually is not determinative.
Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee. These percentage rents are recognized upon the achievement of certain pre-determined sales levels. Leases also typically provide for reimbursement of common area maintenance, property taxes and other operating expenses by the lessee which are recognized in the period during which the applicable expenditures are incurred.
Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by us with the applicable property are met.
We periodically evaluate the collectability of our receivables related to base rents, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. We analyze our receivables and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.
Real Estate
Real estate assets are recorded in the Condensed Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt based on an evaluation of available information. Using these estimates, the estimated fair value is allocated to the acquired assets and assumed liabilities.
The fair values of tangible assets are determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. We expense transaction costs associated with business combinations in the period incurred.
In allocating the fair value to identifiable intangible assets and liabilities of an acquired operating property, the value of above-market and below-market leases is estimated based on the present value (using an interest rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease, which includes renewal periods with fixed rental terms that are considered to be below-market.
In determining the value of in-place leases and tenant relationships, management evaluates the specific characteristics of each lease and our overall relationship with each tenant. Factors considered include, but are not limited to: the nature of the existing relationship with a tenant, the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include: real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical lease-up periods. Costs to execute similar leases include: commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. The value assigned to in-place leases is amortized to expense over the remaining term of each lease. The value assigned to tenant relationships is amortized over the initial terms of the leases.
Certain real estate assets are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building and building and land improvements	20 - 40 years
Furniture, fixtures, and equipment	5 - 10 years
Tenant improvements	The shorter of the term of the related lease or useful life
We capitalize costs incurred in the redevelopment and major betterment of our properties. Capitalized costs may include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and direct employee costs incurred during the redevelopment period. Additionally, we capitalized "soft costs" related to redevelopment projects such as costs for professional services, including architects, engineers and surveyors; however, such amounts are an immaterial portion of total redevelopment costs. Properties undergoing redevelopment projects are carried at cost, and depreciation begins when the asset is placed in service. Once a redevelopment project is substantially completed and held available for occupancy, costs are no longer capitalized. Costs for ordinary repairs and maintenance activities are expensed as incurred. We also capitalize compensation costs and general and administrative costs related to employees directly involved in construction and redevelopment activities. These costs include payroll, payroll taxes, employee benefit costs, and travel and entertainment costs. For the three months ended September 30, 2013 and 2012, we capitalized approximately $1.3 million and $1.4 million, respectively, of such costs. For the nine months ended September 30, 2013 and 2012, we capitalized $4.0 million and $4.2 million, respectively, of such costs.
When a real estate asset is identified by management as held-for-sale, we discontinue depreciating the asset and estimates its sales price, net of estimated selling costs. If, based on management’s judgment, the estimated net sales price of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Additionally, the real estate asset and related operations are classified as discontinued operations and separately presented within the Statements of Operations and within Other assets on the Condensed Consolidated Balance Sheets. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.
 On a periodic basis, management assesses whether there are indicators that the value of our real estate assets (including any related intangible assets or liabilities) may be impaired.
If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its fair value.
In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such write-offs are included within Depreciation and amortization in the Statements of Operations.

Stock Based Compensation
In accordance with Financial Accounting Board's Accounting Standards Codification Topic 718, Stock Compensation, as modified or supplemented, we measure compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Sholes-Merton option-pricing model. Share-based compensation includes awards granted to employees and has been reported in general and administrative expenses in our condensed consolidated statements of income.
Certain of our employees have been granted long term incentive awards which provide them with equity interests in our equity holders and ultimate parent investors ("Class B Units"). These awards were granted with service conditions and performance and market conditions. The fair value of the units with service conditions were recognized ratably over the applicable service period. The units granted subject to performance and market conditions will be recognized as the applicable conditions are met. The awards granted are profits interests having economic characteristics similar to stock appreciation rights and representing the right to share in any increase in value that exceeds a specified threshold. Therefore, the Class B units only have value to the extent there is an appreciation in the value of the business from and after the applicable date of grant and the appreciation rights exceeds a specified threshold. The units granted subject to performance and market conditions vest on the date, if any, that our Sponsor receives cash proceeds resulting in a 15% internal rate of return, subject to continued employment on such date.

During the three months ended September 30, 2013 and 2012, we recognized approximately $2.1 million and $1.6 million, respectively, of incentive-based compensation expense relating to these units as a component of General and administrative expense in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2013 and 2012, we recognized approximately $3.7 million and $4.8 million, respectively, of incentive-based compensation expense relating to the Class B Units. The $3.7 million of expense recognized in the nine months ended September 30, 2013 reflects approximately $1.4 million of incentive-based compensation expense that was reversed as a result of Class B Units that were forfeited. We did not recognize expense related to the units subject to performance conditions as the applicable conditions have not yet been met. As of September 30, 2013 and December 31, 2012, the total compensation cost expected to be recognized over a weighted average period of four years as a result of awards not yet vested was $30.8 million and $35.6 million, respectively.

We calculate the fair value of share based compensation awards using the Black-Sholes-Merton options-pricing model, which requires the use of subjective assumptions, including share price volatility, the expected life of the award, risk free interest rate and expected dividend yield. In developing our assumptions we take into account the following:
As a result of our status as a private company for the last several years, we do not have sufficient history to estimate the volatility of our common share price. We calculate the expected volatility based on reported data for selected, reasonably similar, public traded companies for which historical information is available. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common shares is relevant to measure expected volatility for future award grants;

•
We determine the risk free interest rate by reference to implied yields available from United States Treasury securities with a remaining term equal to the expected life assumed at the date of the grant;

•	We assumed dividend yield is based on our historical dividends paid, excluding dividends that resulted from activities to be one time in nature;

•	We estimate the average expected life of the awards based on the projected liquidity event.
The assumptions used in the Black-Scholes-Merton option pricing model are set forth below:

2013
Dividend yield...........................	—%
Risk free interest rate................	0.2%
Expected volatility....................	35.0%
Expected life.............................	1.6 years
The following table presents the grant dates and numbers of underlying shares granted to employees during the nine months ended September 30, 2013:

		Estimated Fair Value Per Class B Unit at Grant Date		Total Estimated Value of Class B Units at Grant Date (in millions)
Date of Grant	Number of Class B Units Granted (in millions)	Service Condition	Performance and Market Condition	Service Condition	Performance and Market Condition
March 29, 2013	9.1	$0.445	$0.444	$2.0	$2.0
April 30, 2013	1.8	$0.445	$0.444	$0.4	$0.4
May 20, 2013	20.6	$0.289	$0.289	$3.0	$3.0
Certain of our employees have been granted awards in affiliated entities that are managed by us. The awards granted to these employees are due to their employment and capacity with us. We record management fee income from the affiliated entities as well as additional compensation expense to reflect the fair value of the awards as they are earned by the employees.

Offering Price

The IPO price of $20.00 per share was based on a number of factors, including our results of operations, our future prospects, the economic conditions in and future prospects for the industry in which we compete, current market valuations of publicly traded companies considered comparable to us and the other factors described under the section entitled "Underwriting" in our prospectus dated October 29, 2013, filed with the SEC on October 31, 2013 pursuant to Rule 424(b)(4) under the Securities Act.

The methodology applied to determine the value of the awards at grant date and IPO would be substantially the same. The following table sets forth the value of the 2013 Class B Units at grant date and at the time of the IPO based on the IPO price of $20.00 per share.

Date of Grant	Value of Class B Units at Grant Date (in millions)	Assumed Value at IPO (in millions)
March 29, 2013	$4.0	$6.4
April 30, 2013	$0.8	$1.3
May 20, 2013	$6.0	$7.7

The increase in value between grant date and value at the IPO is due to improved operating results driven by an increase in underlying property performance and the impact of the July 2013 debt refinancing (specifically the new Unsecured Credit Facility closed July 16, 2013).
Inflation
The majority of our leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions contain clauses enabling us to receive percentage rents, which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. In addition, we believe that many of our existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to be consistent with, or closer to, current market rates. This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, , and upon the fact that many of our leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on our floating rate loans.
In the normal course of business, we also face risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks. For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in our prospectus.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest margins available.
With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

We may use additional derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties or unsecured debt obligations. To the extent we do we are exposed to market and credit risk. Market risk is the adverse effect on the value of the financial instrument that result a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value derivative contract is positive, the counterparty owes us, which creates credit risk to us. We will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

As of September 30, 2013, we had approximately $2.4 billion of outstanding floating rate borrowings under the Unsecured Credit Facility and $227.0 million of outstanding floating rate mortgages. Approximately $1,500 million of borrowings under the Unsecured Credit Facility are subject to interest rate swap agreements, which effectively convert the interest rate on the borrowings from floating to fixed. All floating rate mortgages are subject to interest rate cap agreements, which effectively limit the interest rate risk. During the nine months ended September 30, 2013, no payment was received from the respective counterparties to the interest rate cap agreements.

As of September 30, 2013, our variable rate debt consisted primarily of the Unsecured Credit Facility, which is comprised of the Term Loan Facility and the Revolving Facility, which bore interest at a rate equal to LIBOR plus interest spreads ranging from 160 basis points to 170 basis points, and variable rate mortgage loans, which bore interest at a rate equal to LIBOR (subject to certain floor rates ranging from 0 basis points to 50 basis points) plus interest spreads ranging from 250 basis points to 375 basis points.

If market rates of interest on our variable rate debt increased by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $10.7 million (this includes the impact of the $1,500.0 million of interest rate swap agreements and the $227.0 million of interest rate cap agreements) . If market rates of interest on our variable rate debt decreased by 1%, the decrease in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.7 million (this includes the impact of the $1,500.0 million of interest rate swap agreements and the $227.0 million of interest rate cap agreements). As of September 30, 2013, LIBOR was 0.18%. Even if LIBOR were 0%, certain of our variable debt would still be subject to certain floor rates ranging from 25 basis points to 75 basis points plus interest spreads ranging from 250 basis points to 375 basis points. Accordingly, the decrease in LIBOR with respect to these debt instruments would have a nominal effect on future earnings and cash flows. This assumes that the amount outstanding under our variable rate debt remains at approximately $2.6 billion, the balance as of September 30, 2013. The foregoing assumes that our total debt outstanding remains at approximately $6.4 billion, the balance as of September 30, 2013.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
We are not presently involved in any material litigation arising outside the ordinary course of our business. However, we are involved in routine litigation arising in the ordinary course of business, none of which we believe, individually or in the aggregate, taking into account existing reserves, will have a material impact on our results of operations or financial condition.

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our prospectus, dated October 29, 2013 and filed with the SEC on October 31, 2013 pursuant to Rule 424(b)(4) under the Securities Act.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 4, 2013, we completed our IPO of Common Stock by issuing 47,437,500 shares of Common Stock, which included 6,187,500 shares of Common Stock issued in connection with the underwriters’ exercise in full of their option to purchase additional shares. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-11 (the “Registration Statement”), which was declared effective by the SEC on October 29, 2013. The common stock is listed on the New York Stock Exchange under the symbol “BRX.” The Company’s shares of common stock were sold at an IPO price of $20.00 per share, which generated net proceeds of approximately $891.3 million to the Company, after deducting $57.4 million in underwriting discounts, expenses and transaction costs.
The syndicate of underwriters in the offering was led by Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead book-running managers for the offering. The other underwriters in the syndicate were Barclays Capital Inc., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, UBS Securities LLC, Blackstone Advisory Partners L.P., Robert W. Baird & Co. Incorporated, Evercore Group L.L.C, KeyBanc Capital Markets Inc., Mitsubishi UFJ Securities (USA), Inc., PNC Capital Markets LLC, Sandler O’Neill & Partners, L.P., Stifel, Nicolaus & Company, Incorporated and SunTrust Robinson Humphrey, Inc.
As contemplated in the Registration Statement, we contributed the net proceeds of this offering to our subsidiary, BPG Subsidiary Inc. ("BPG Sub") in exchange for 47,437,500 shares of common stock of BPG Sub. BPG Sub in turn contributed an amount equal to the net proceeds of the offering to the Operating Partnership in exchange for 47,437,500 common units of partnership interest in our Operating Partnership.
As also contemplated in the Registration Statement, we caused our Operating Partnership to use the net proceeds from the offering to repay $824.7 million of outstanding borrowings under the revolving portion of the Unsecured Credit Facility, to repay $66.6 million of indebtedness to certain affiliates of Blackstone (together with such affiliates, the “Sponsor”) attributable to certain properties contributed to the Company by the Sponsor in connection with the offering, to pay approximately $2.0 million of transaction costs related to certain property transfers that were effected in connection with the offering and to pay approximately $5.4 million of transfer fees due to lenders on several of the Company’s outstanding mortgage loans that are payable in connection with the offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered our affiliate.

Item 6.    Exhibits

Exhibit No.	Description

3.1
Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 4, 2013)

3.2	By laws of Brixmor Property Group Inc., dated as of November 4, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 4, 2013)
10.1
Revolving Credit and Term Loan Agreement, dated as of July 16, 2013, among Brixmor Operating Partnership LP. as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada, as documentation agents and the other Lenders party thereto (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-11 filed on October 29, 2013)

10.2
Parent Guaranty, dated as of July 16, 2013, made by BPG Subsidiary Inc. and Brixmor OP GP LLC for the benefit of JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-11 filed on October 29, 2013)

10.3
Subsidiary Guaranty, dated as of July 16, 2013, made by Brixmor Residual Holding LLC and Brixmor GA America LLC for the benefit of JP Morgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-11 filed on October 29, 2013)

10.4
Separation Agreement, dated as of September 4, 2013, between Brixmor Property Group Inc. and Tiffanie Fisher (incorporated by reference to Exhibit 10.28 of the Registrant's Registration Statement on Form S-11 filed on October 29, 2013)

10.5
Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Special Limited Partner, and the other limited partners from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2013)

10.6
Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, and the limited partners from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 4, 2013)

10.7
Separate Series Agreement, dated as of October 29, 2013, by and among BRE Non-Core Assets Inc., as a limited partner associated with Series A, Non-Core Series GP, LLC, as the general partner associated with Series A, and Brixmor OP GP LLC, as the general partner of the Partnership on behalf of Brixmor Operating Partnership LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 4, 2013)

10.8
Registration Rights Agreement, dated as of October 29, 2013, by and among the Company and the equity holders named therein (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 4, 2013)

10.9
Stockholders’ Agreement, dated as of October 29, 2013, by and between the Company and BRE Retail Holdco L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 4, 2013)

10.10
Exchange Agreement, dated as of October 29, 2013, by and among the Company and the other holders of BPG Subsidiary Inc. common stock from time to time party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 4, 2013)

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure
101.1
The following financial information from Brixmor Property Group Inc.'s Quarterly Report for the three and nine months ended September 30, 2013 formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (v) Notes to Condensed Consolidated Financial Statements.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 2, 2013

BRIXMOR PROPERTY GROUP INC.

By: /s/ Michael Carroll
Michael Carroll
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Michael Pappagallo
Michael Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)