Form 10-K
period 2013-12-31
Brixmor Property Group Inc.
filed 2014-03-12
CIK 1581068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_____
Commission File Number: 001-36160
Brixmor Property Group Inc.
(Exact name of registrant as specified in its charter)

Maryland	45-2433192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of principal executive offices) (Zip code)

212-869-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share.	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013, was $0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

229,689,960 common shares outstanding as of March 1, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant's Annual Meeting of Stockholders to be held on June 12, 2014 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended December 31, 2013.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Unless otherwise stated or indicated by context, all references to “we,” “us,” “our,” “ours,” “Brixmor” or the “Company” in this Annual Report refer to Brixmor Property Group Inc. and its consolidated subsidiaries.

PART I

Item 1.     Business
Brixmor Property Group Inc. is an internally-managed real estate investment trust ("REIT") that owns and operates the largest wholly owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our portfolio as of December 31, 2013 was comprised of 558  shopping centers (“Total Portfolio”), including 522 shopping centers in our IPO Portfolio (see below) and 36 Non-Core Properties (see below).  In our IPO Portfolio, 521 of the shopping centers are 100% owned (“Consolidated Portfolio”). Our IPO Portfolio has approximately 87 million sq.ft. of gross leasable area ("GLA"). This high quality national portfolio is well diversified by geography, tenancy and retail format, with 70% of our shopping centers anchored by market-leading grocers. Our four largest tenants by annualized base rent (“ABR”) are The Kroger Co., TJX Companies, Wal-Mart Stores, Inc. and Publix Supermarkets, Inc. Our community and neighborhood shopping centers provide a mix of necessity and value-oriented retailers and are primarily located in the top 50 Metropolitan Statistical Areas (“MSAs"), surrounded by dense populations in established trade areas. Our company is led by a proven management team that is supported by a fully-integrated, scalable retail real estate operating platform. At December 31, 2013, our IPO Portfolio was 92.4% leased as compared to 91.3% at December 31, 2012.
On November 4, 2013 we completed an initial public offering (“IPO”) in which we sold approximately 47.4 million shares of our common stock, at an initial public offering price of $20.00 per share. We received net proceeds from the sale of shares in the IPO of approximately $893.9 million, after deducting $54.9 million in underwriting discounts, expenses and transaction costs. Of the total proceeds received, $824.7 million was used to pay down amounts outstanding under our unsecured credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Initial Public Offering and IPO Property Transfers.”
In connection with the IPO, we acquired interests in 43 properties (the “Acquired Properties”) from certain investment funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) in exchange for 15,877,791 common units of partnership interest (the “OP Units”) in Brixmor Operating Partnership LP (the “Operating Partnership”) having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties, we repaid $66.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties with a portion of the net proceeds of the IPO.
Also in connection with the IPO, the Company created a separate series of interest in the Operating Partnership that allocates to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the “pre-IPO owners”) all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its portfolio (the “Non-Core Properties”).  During 2013. the Company disposed of 11 of the Non-Core Properties. As of December 31, 2013 the Company owned a 100% interest in 33 of the Non-Core Properties and a 20% interest in three of the Non-Core Properties.  On January 15, 2014, the Operating Partnership caused all but one of the Non-Core Properties to be transferred to the pre-IPO owners.  It is expected that the Operating Partnership will transfer the one remaining Non-Core Property and redeem the separate series of interest in the Operating Partnership. The consolidated financial statements of the Company for the years ended December 31, 2013 and December 31, 2012 do not reflect the transfer of the 47 Non-Core Properties.
We refer to the acquisition of the Acquired Properties and the distribution of the Non-Core Properties as the "IPO Property Transfers" and to the properties that we owned immediately following the IPO Property Transfers as our "IPO Portfolio". Unless the context requires otherwise, when describing our portfolio of properties throughout this Form 10-K, we are referring to our IPO Portfolio.

Our Shopping Centers
The following table provides summary information regarding our IPO Portfolio as of December 31, 2013.

Number of shopping centers	522
Gross leasable area (sq. ft.)	86.8 million
Percent grocery-anchored shopping centers (1)	70%
Average shopping center GLA (sq. ft.)	166,300
Occupancy	92%
Average ABR/SF	$11.93
Percent of ABR in top 50 U.S. MSAs	65%
Average effective age (2)	14 years
Percent of grocer anchors that are #1 or #2 in their respective markets (3)	77%
Average sales per square foot of GLA (“PSF”) of reporting grocers (4)	$525
Average population density (5)	183,000
Average household income (5)	$79,000

(1) Based on total number of shopping centers.
(2) Effective age is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.
(3) References to grocer anchors that are #1 or #2 are based on a combination of industry sources and management estimates of market share in these grocers’ respective markets and include all grocers identified by management as “specialty” grocers. Grocers that operate within a market under a shared banner but are owned by different parent companies and grocers that operate within a market under different banners but share a parent company are grouped as a single grocer.
(4) Year ended December 31, 2012.
(5) Demographics based on five-mile radius and weighted by ABR. Based on U.S. Census data provided by Synergos Technologies, Inc.
Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful net operating income ("NOI") growth from this portfolio (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Same Property NOI" - for information regarding our use of NOI, which is a non-GAAP measure). The major drivers of this growth will be a combination of occupancy increases across both our anchor and small shop space, positive rent spreads from below-market in-place rents and significant near-term lease rollover, through annual contractual rent increases across the portfolio and the realization of embedded anchor space repositioning / redevelopment opportunities. Our key strategies to achieve these objectives are summarized as follows and detailed below:

•	Leveraging our operating expertise to proactively lease and manage our assets

•	Achieving occupancy increases across both anchor and small shop space

•	Capitalizing on below-market expiring leases

•	Pursuing value-creating anchor space repositioning / redevelopment opportunities

•	Preserving portfolio diversification

•	Maintaining a flexible capital structure positioned for growth

Leveraging our Operating Expertise to Proactively Lease and Manage our Assets. We proactively manage our shopping centers with an emphasis on driving high occupancy rates with a solid base of nationally and regionally recognized tenants that generate substantial daily traffic. We also seek opportunities to refurbish, renovate and redevelop existing shopping centers, as appropriate, including expanding or repositioning existing tenants.

We direct our leasing efforts at the corporate level through our national accounts team and at the regional level through our field network. We believe this strategy enables us to provide our national and regional retailers with a centralized, single point of contact, facilitates reviews of our entire shopping center portfolio and provides for standardized lease templates that streamline the lease execution process, while also accounting for market-specific trends.
Achieving Occupancy Increases Across Both Anchor and Small Shop Space. During 2013 we experienced strong leasing momentum in our IPO Portfolio and executed 787 new leases for an aggregate of approximately 3.4 million sq. ft., including 70 new anchor leases for spaces of at least 10,000 sq. ft., of which 31 were new leases for spaces of at least 20,000 sq. ft. As a result, our occupancy increased to 92.4% at December 31, 2013 from 91.3% at December 31, 2012 and the occupancy for spaces of at least 10,000 sq. ft. increased to 97.1% at December 31, 2013 from 96.1% at December 31, 2012. We believe that there is additional opportunity for further occupancy gains in our portfolio and that such improvement in anchor occupancy will drive strong new and renewal lease spreads and enable us to lease additional small shop space.
Capitalizing on Below-Market Expiring Leases. Our focus is to unlock opportunity and create value at the asset level and increase cash flow by increasing rental rates through the renewal of expiring leases or re-leasing of space to new tenants with limited downtime. As part of our targeted leasing strategy, we constantly seek to maximize rental rates and improve the tenant quality and credit profile of our portfolio. We believe our above average lease expiration schedule, as compared to our historic annual expirations, with below-market expiring rents will enable us to renew leases or sign new leases at higher rates. During 2013 in our IPO Portfolio, we experienced new lease rent spreads of 29.5% and blended lease spreads of 9.8%. We believe that this performance will continue given our future expiration schedule of 8.7% of our leased GLA due to expire in 2014, 15.2% in 2015 and 14.8% in 2016, with an average expiring ABR/SF of $11.13 compared to an average ABR/SF of $12.38 for new and renewal leases signed during 2013, with an average ABR/SF of $13.69 for new leases and $11.90 for renewal leases. This represents a significant near-term opportunity to mark a substantial percentage of the portfolio to market.
Pursuing Value-Creating Anchor Space Repositioning / Redevelopment Opportunities. We evaluate our IPO Portfolio on an ongoing basis to identify value-creating anchor space repositioning / redevelopment opportunities. These efforts are tenant-driven and focus on renovating, re-tenanting and repositioning assets and generally present higher risk-adjusted returns than new developments. Potential new projects include value-creation opportunities that have been previously identified within our portfolio, as well as new opportunities created by the lack of meaningful community and neighborhood shopping center development in the United States. We may occasionally seek to acquire non-owned anchor spaces and land parcels at, or adjacent, to our shopping centers in order to facilitate redevelopment projects. In addition, as we own a vast majority of our anchor spaces greater than 35,000 sq. ft., we have important operational control in the positioning of our shopping centers in the event an anchor ceases to operate and flexibility in working with new and existing anchor tenants as they seek to expand or reposition their stores.
During 2013, we completed 26 anchor space repositioning / redevelopment projects in our IPO Portfolio, with average targeted NOI yields of 18%. The aggregate cost of these projects was approximately $88.9 million. We expect average targeted NOI yields of 13% and an aggregate cost of $88.7 million for our 19 currently active anchor space repositioning / redevelopment projects.
As a result of the historically low number of new shopping center developments in the United States, redevelopment opportunities are critical in allowing us to meet space requirements for new store growth and accommodate the evolving prototypes of our retailers. We expect to maintain our current pace of anchor space repositioning / redevelopment projects over the foreseeable future. We believe such projects are critical to the success of our company, as it provides incremental growth in NOI, drives small shop leasing, improves the value and quality of our shopping centers and increases consumer traffic. We intend to fund these efforts through cash from operations.
Preserving Portfolio Diversification. We seek to achieve diversification by the geographic distribution of our shopping centers and the breadth of our tenant base and tenant business lines. We believe this diversification serves to insulate us from macro-economic cycles and reduces our exposure to any single market or retailer.
The shopping centers in our IPO Portfolio are strategically located across 38 states and throughout more than 170 MSAs, with 64.6% of our ABR derived from shopping centers located in the top 50 MSAs with no one MSA accounting for more than 6.6% of our ABR, in each case as of December 31, 2013.

In total, we have approximately 5,600 diverse national, regional and local retailers with approximately 9,730 leases in our IPO Portfolio. As a result, our 10 largest tenants accounted for only 18.1% of our ABR, and our two largest tenants, Kroger and TJX Companies, together accounted for only 6.6% of our ABR as of December 31, 2013. Our largest shopping center represents only 1.5% of our ABR as of December 31, 2013.
Maintaining a Flexible Capital Structure Positioned for Growth. The capital structure resulting from our IPO and related transactions provides us with financial flexibility and capacity to fund our current growth capital needs, as well as future opportunities. In 2013, we completed a $2.75 billion unsecured credit facility with a lending group comprised of top-tier financial institutions under which we had $1.1 billion of undrawn capacity as of December 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Liquidity and Capital Resources.”
We believe we have strong access to multiple forms of capital, including unsecured corporate level debt, preferred equity and additional credit facilities, which will provide us with a competitive advantage over smaller, more highly leveraged or privately-held shopping center companies.
We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, further expand our unencumbered asset pool, and to pursue an investment grade credit rating with the major credit rating agencies.
The strategies discussed above are periodically reviewed by our Board of Directors and while it does not have any present intention to amend or revise its strategy, the Board of Directors may do so at anytime without a vote of the Company’s shareholders.
Competition
We face considerable competition in the leasing of real estate, which is a highly competitive market. We compete with a number of other companies in providing leases to prospective tenants and in re-leasing space to current tenants upon expiration of their respective leases. We believe that the principal competitive factors in attracting tenants in our market areas are location, co-tenants and physical conditions of our shopping centers. In this regard, we proactively manage and, where and when appropriate, redevelop and upgrade, our shopping centers, with an emphasis on maintaining high occupancy rates with a strong base of nationally and regionally recognized anchor tenants that generate substantial daily traffic. In addition, we believe that the breadth of our national portfolio of shopping centers, and the local knowledge and market intelligence derived from our regional operating team, as well as the close relationships we have established with certain major, national and regional retailers, allow us to maintain a competitive position.
Environmental Exposure
We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances or petroleum product releases at a property and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us or our tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is common with community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gasoline retailing facilities. These operations could potentially result in environmental contamination at the properties. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such property or to borrow using such property as collateral.
We are aware that soil and groundwater contamination exists at some of our properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline retailing facilities). There may also be asbestos-containing materials at some of our properties. While we do not expect the environmental conditions at our properties, for which exposure has been mitigated through insurance coverage specific to environmental conditions, considered as a whole, to have a material adverse effect on us, there can be no assurance that this will be the case. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions that may exist with respect to any of the properties in our portfolio.
Employees
As of December 31, 2013, we had approximately 456 employees. Four of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.
Financial Information about Industry Segments
Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish or group our operations on a geographical basis when measuring performance. Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with GAAP. In the opinion of our management, no material part of our and our subsidiaries’ business is dependent upon a single tenant, the loss of any one of which would have a material adverse effect on us, and no single tenant accounts for 5% or more of our consolidated revenues. During 2013, no single shopping center and no one tenant accounted for more than 5% of our consolidated assets or consolidated revenues.
REIT Qualification
We made a tax election to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011 and expect to continue to operate so as to qualify as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. See “Risk Factors-Risks Related to our REIT Status and Certain Other Tax Items.”
Corporate Headquarters
Brixmor Property Group Inc., a Maryland corporation, was incorporated in Delaware on May 27, 2011, changed its name to Brixmor Property Group Inc. on June 17, 2013 and changed its jurisdiction of incorporation to Maryland on November 4, 2013. Our principal executive offices are located at 420 Lexington Avenue, New York, New York 10170, and our telephone number is (212) 869-3000.
Our website address is www.brixmor.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “Financial Information” portion of our “Investors” page on our website, and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at htttp:\\www.sec.gov.
From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at www.brixmor.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting “Email Alerts” under the “Information Request” section of the “Investors” portion of our website at http:\\www.brixmor.com.

Item 1A. Risk Factors

Risks Related to Our Properties and Our Business

Adverse global, national and regional economic, market and real estate conditions may adversely affect our performance.

Properties in our portfolio consist of community and neighborhood shopping centers. Our performance is, therefore, subject to risks associated with owning and operating these types of real estate assets, including: (1) changes in national, regional and local economic climates; (2) local conditions, including an oversupply of space in, or a reduction on demand for, properties similar to those in our portfolio; (3) the attractiveness of properties in our portfolio to tenants; (4) the financial stability of tenants, including the ability of tenants to pay rent; (5) competition from other available properties; (6) changes in market rental rates; (7) changes in demographics (including number of households and average household income) surrounding our properties; (8) the need to periodically fund the costs to repair, renovate and re-lease space; (9) changes in operating costs, including costs for maintenance, utilities, insurance and real estate taxes; (10) earthquakes, tornadoes, hurricanes and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; (11) the fact that the expenses of owning and operating properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the properties; and (12) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes.
Additionally, because properties in our portfolio consist of shopping centers, our performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the consolidation in the retail sector, the excess amount of retail space in certain markets and increasing consumer purchases via the internet. To the extent that any of these conditions worsen, they are likely to affect market rents and overall demand for retail space. In addition, we may face challenges in property management and maintenance or incur increased operating costs, such as real estate taxes, insurance and utilities, which may make properties unattractive to tenants. The loss of rental revenues from a number of our tenants and our inability to replace such tenants may adversely affect our profitability and ability to meet our debt and other financial obligations.

We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition and results of operations.

We compete with a number of other companies in providing leases to prospective tenants and in re-leasing space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-lease the space. Even if the tenants do renew or we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. As of December 31, 2013, leases are scheduled to expire on a total of approximately 8.7% of leased GLA at our properties in our IPO Portfolio during 2014. We may be unable to promptly renew the leases or re-lease this space, or the rental rates upon renewal or re-leasing may be significantly lower than expected rates, which could adversely affect our financial condition and results of operations.

We face considerable competition for the tenancy of our lessees and the business of retail shoppers.

There are numerous shopping venues that compete with our properties in attracting retailers to lease space and shoppers to patronize their properties. In addition, tenants at our properties face continued competition from retailers at regional malls, outlet malls and other shopping centers, catalog companies and internet sales. In order to maintain our attractiveness to retailers and shoppers, we are required to reinvest in our properties in the form of capital improvements. If we fail to reinvest in and redevelop our properties so as to maintain their attractiveness to retailers and shoppers, our revenue and profitability may suffer. If retailers or shoppers perceive that shopping at other venues, online or by phone is more convenient, cost-effective or otherwise more attractive, our revenues and profitability may also suffer.

Our performance depends on the collection of rent from the tenants at the properties in our portfolio, those tenants’ financial condition and the ability of those tenants to maintain their leases.

A substantial portion of our income is derived from rental income from real property. As a result, our performance depends on the collection of rent from tenants at the properties in our portfolio. Our income would be negatively affected if a significant number of the tenants at the properties in our portfolio or any major tenants, among other things: (1) decline to extend or renew leases upon expiration; (2) renew leases at lower rates; (3) fail to make rental payments when due; (4) experience a downturn in their business; or (5) become bankrupt or insolvent.
Any of these actions could result in the termination of the tenant’s lease and our loss of rental income. In addition, under certain lease agreements, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in such shopping centers. In these events, we cannot be certain that any tenant whose lease expires will renew or that we will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of tenants and difficulty replacing such tenants, particularly in the case of a substantial tenant with leases in multiple locations, may adversely affect our profitability and our ability to meet debt and other financial obligations.

We may be unable to collect balances due from tenants that file for bankruptcy protection.

If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operations.

Real estate property investments are illiquid, and it may not be possible to dispose of assets when appropriate or on favorable terms.

Real estate property investments generally cannot be disposed of quickly, and a return of capital and realization of gains, if any, from an investment generally occur upon the disposition or refinancing of the underlying property. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements and, therefore, we may be unable to sell the property or may have to sell it at a reduced cost. As a result of these real estate market characteristics, we may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices or within any desired period of time. The ability to sell assets in our portfolio may also be restricted by certain covenants in our debt agreements and the credit agreement governing our Unsecured Credit Facility. As a result, we may be required to dispose of assets on less than favorable terms, if at all, and we may be unable to vary our portfolio in response to economic or other conditions, which could adversely affect our financial position.

Our expenses may remain constant or increase, even if income from our properties decreases, causing our financial condition and results of operations to be adversely affected.

Costs associated with our business, such as mortgage payments, real estate and personal property taxes, insurance, utilities and corporate expenses, are relatively inflexible and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. If we are unable to decrease our operating costs when our revenue declines, our financial condition, results of operations and ability to make distributions to our stockholders may be adversely affected. In addition, inflationary price increases could result in increased operating costs for us and our tenants and, to the extent we are unable to pass along those price increases or are unable to recover operating expenses from tenants, our operating expenses may increase, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders. Conversely, deflation can result in a decline in general price levels caused by a decreased in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand.

Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness on our properties as necessary or the terms of the refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and (6) the risk that necessary capital expenditures for purposes such as re-leasing space cannot be financed on favorable terms. The aggregate principal amount of our existing indebtedness that will mature in 2014 is $328.0 million as of December 31, 2013. It is expected that this maturity will be primarily addressed through borrowings under the Unsecured Credit Facility and other unsecured borrowings. If a property is mortgaged to secure payment of indebtedness and we cannot make the mortgage payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

We utilize a significant amount of indebtedness in the operation of our business.

As of December 31, 2013, we had approximately $6.1 billion aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including our shopping centers, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
If any of the foregoing occurs, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected, and the trading price of our common stock or other securities could decline significantly.

We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations.

We cannot assure you that we will be able to access the capital and credit markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. Our inability to obtain financing could have negative effects on our business. Among other things, we could have great difficulty acquiring, re-developing or maintaining our properties, which would materially and adversely affect our business strategy and portfolio, and may result in our (1) liquidity being adversely affected; (2) inability to repay or refinance our indebtedness on or before its maturity; (3) making higher interest and principal payments or selling some of our assets on terms unfavorable to us to service our indebtedness; or (4) issuing additional capital stock, which could further dilute the ownership of our existing stockholders.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Unsecured Credit Facility bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. Assuming all capacity under our Unsecured Credit Facility was fully drawn, each quarter point change in interest rates would result in a $3.1 million change in annual interest expense on our indebtedness under our new Unsecured Credit Facility. We have entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

As of December 31, 2013, mortgage debt outstanding was approximately $3.9 billion, excluding the impact of unamortized premiums. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in a loss of our investment. Alternatively, if we decide to sell assets in the current market to raise funds to repay matured debt, it is possible that these properties will be disposed of at a loss. Also, certain of the mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases with respect to the property.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.

Our debt agreements contain financial and/or operating covenants, including, among other things, certain coverage ratios, as well as limitations on the ability to incur secured and unsecured debt. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default. As a result, a default under applicable debt covenants could have an adverse effect on our financial condition or results of operations.

Current and future redevelopment or real estate property acquisitions may not yield expected returns.

We are involved in several redevelopment projects and may invest in additional redevelopment projects and property acquisitions in the future. Redevelopment and property acquisitions are subject to a number of risks, including: (1) abandonment of redevelopment or acquisition activities after expending resources to determine feasibility; (2) construction and/or lease-up delays; (3) cost overruns, including construction costs that exceed original estimates; (4) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (5) inability to operate successfully in new markets where new properties are located; (6) inability to successfully integrate new properties into existing operations; (7) difficulty obtaining financing on acceptable terms or paying operating expenses and debt service costs associated with redevelopment properties prior to sufficient occupancy; (8) delays or failures to obtain necessary zoning, occupancy, land use and other governmental permits; (9) exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects; and (10) changes in zoning and land use laws. If any of these events occur, overall project costs may significantly exceed initial cost estimates, which could result in reduced returns or losses from such investments. In addition, we may not have sufficient liquidity to fund such projects, and delays in the completion of a redevelopment project may provide various tenants the right to withdraw from a property.

An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in our portfolio.

We carry comprehensive liability, fire, extended coverage, rental loss and acts of terrorism insurance with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from hurricanes, tornadoes, floods, terrorism, wars or earthquakes, which may be uninsurable, or the cost of insuring against such losses may not be economically justifiable. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition.

Environmental conditions that exist at some of our properties could result in significant unexpected costs.

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances or petroleum product releases at a property and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us or our tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is common with community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gasoline retailing facilities. These operations could potentially result in environmental contamination at the properties. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such property or to borrow using such property as collateral.
We are aware that soil and groundwater contamination exists at some of our properties. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline retailing facilities). There may also be asbestos-containing materials at some of our properties. While we do not expect the environmental conditions at our properties, considered as a whole, to have a material adverse effect on us, there can be no assurance that this will be the case. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions that may exist with respect to any of the properties in our portfolio.
Further information relating to recognition of remediation obligation in accordance with GAAP is provided in the consolidated financial statements and notes thereto included in this report.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.

All of the properties in our portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants, or both. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. While the tenants to whom our properties are leased are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate the properties subject to, those requirements. The resulting expenditures and restrictions could have a material adverse effect on our ability to meet our financial obligations.

We have experienced losses in the past, and we may experience similar losses in the future.

For each of the years ended December 31, 2013 and 2012 and the period from January 1, 2011 to June 27, 2011, we experienced net losses. Our losses are primarily attributable to non-cash items, such as depreciation, amortization and impairments. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this form 10-K for a discussion of our operational history and the factors accounting for such losses. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Our real estate assets may be subject to impairment charges.

On a periodic basis, we assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows considers the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

 We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.

We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect the business operations.

We are highly dependent upon senior management, and failure to attract and retain key members of senior management could have a material adverse effect on us.

We are highly dependent on the performance and continued efforts of the senior management team. Our future success is dependent on our ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage our operations effectively could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

We face competition in pursuing acquisition opportunities that could increase our costs.

We continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate or re-develop them is subject to a number of risks. We may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including from other REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price.

Risks Related to Our Organization and Structure

We are controlled by Blackstone.

Affiliates of Blackstone beneficially own shares of our common stock providing them with an aggregate 70.3% of the total voting power of Brixmor Property Group Inc. Moreover, under our bylaws and our stockholders’ agreement with Blackstone and its affiliates, while our pre-IPO owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by Blackstone, whom we refer to as the “Blackstone Directors.” Even when Blackstone and its affiliates cease to own shares of our stock representing a majority of the total voting power, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, until such time, Blackstone will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

 We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Affiliates of Blackstone control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

•	we have a board that is comprised of a majority of “independent directors,” as defined under the rules of such exchange;

•	we have a compensation committee that is comprised entirely of independent directors; and

•	we have a nominating and corporate governance committee that is comprised entirely of independent directors.

We intend to utilize these exemptions. As a result, a majority of the directors on our board will not be independent within one year of the date of listing of our common stock. In addition, the Compensation Committee and the Nominating and Corporate Governance Committee of our board of directors will not consist entirely of independent directors or be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We assumed existing liabilities of the Acquired Properties acquired in conjunction with the IPO Property Transfers.

As part of the IPO Property Transfers, we assumed existing liabilities of the Acquired Properties and of the legal entities that own these properties. Although we managed these properties for Blackstone prior to the IPO Property Transfers and were generally aware of their liabilities, as well as the insurance in place to address such risks, our recourse against Blackstone is limited by the terms of the agreements entered into with Blackstone in connection with the IPO Property Transfers. Because many liabilities, including tax liabilities, may not be identified within such period, we may have no recourse against Blackstone for our assumed liabilities. In addition, such indemnification is capped and may not be sufficient to cover all liabilities assumed. Moreover, we may choose not to enforce, or to enforce less vigorously, our rights under these indemnification agreements due to our ongoing relationship with Blackstone. We are not entitled to indemnification from any other sources in connection with the IPO Property Transfers.

Our board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.

Our charter permits our board of directors to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and establish the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, our board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our outstanding common stock might receive a premium for their shares over the then current market price of our common stock.

Certain provisions in the organizational documents of our wholly owned subsidiary, BPG Subsidiary Inc. ("BPG Subsidiary") and the partnership agreement for our Operating Partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the organizational documents of BPG Subsidiary and the partnership agreement for our Operating Partnership may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption or exchange rights of qualifying parties;

•	transfer restrictions on the BPG Subsidiary Shares held by Brixmor Property Group Inc. and OP Units held directly or indirectly by Brixmor Property Group Inc. or BPG Subsidiary;

•
our inability in some cases to amend the charter documents of BPG Subsidiary or the partnership agreement of our Operating Partnership without the consent of the holders of the Outstanding BPG Subsidiary Shares or the Outstanding OP Units;

•	the right of the holders of the Outstanding BPG Subsidiary Shares or the Outstanding OP Units to consent to mergers involving us under specified circumstances; and

•	the right of the holders of the Outstanding OP Units to consent to transfers of the general partnership interest.

Any potential change of control transaction may be further limited as a result of provisions of the partnership unit designation for the OP Units, which require us to preserve the rights of OP Unit holders and may restrict us from amending the partnership agreement of our Operating Partnership in a manner that would have an adverse effect on the rights of Blackstone or other OP Unit holders. In addition, the charter and bylaws of BPG Subsidiary require us to preserve the rights of the holders of BPG Subsidiary Shares and these provisions may prevent us from amending the charter or bylaws for BPG Subsidiary in a manner that would have an adverse effect on the rights of the holders of BPG Subsidiary Shares.

Our bylaws generally may be amended only by our board of directors, which could limit your control of certain aspects of our corporate governance.

Our board of directors has the sole power to amend our bylaws, except that, so long as the stockholders’ agreement remains in effect, certain amendments to our bylaws will require the consent of Blackstone and amendments to our bylaws that would allow our board of directors to repeal its exemption of any transaction between us and any other person from the “business combination” provisions of the Maryland General Corporation Law (the “MGCL”) or the exemption of any acquisition of our stock from the “control share” provisions of the MGCL must be approved by our stockholders. Thus, our board may amend the bylaws in a way that may be detrimental to your interests.

Our board of directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. Our charter also provides that our board of directors may revoke or otherwise terminate our REIT election without approval of our stockholders, if it determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies or the termination of our REIT election could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and our charter, our directors and officers do not have any liability to us or our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

Our charter authorizes us and our bylaws require us to indemnify each of our directors or officers who is or is threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former director or officer of us. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights to recover money damages from our directors and officers than might otherwise exist absent these provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions that are not in our best interests.

Our charter contains a provision that expressly permits Blackstone, our non-employee directors and certain of our pre-IPO owners, and their affiliates, to compete with us.

Blackstone may compete with us for investments in properties and for tenants. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, Blackstone is in the business of making investments in companies and acquires and holds interests in businesses that compete directly or indirectly with us. Our charter provides that, to the maximum extent permitted from time to time by Maryland law, we renounce any interest or expectancy that we have in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by our directors or their affiliates, other than to those directors who are employed by us or our subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as a director, and none of Blackstone or Centerbridge, one of our pre-IPO owners, or any of their respective affiliates, or any director who is not employed by us or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Our charter provides that, to the maximum extent permitted from time to time by Maryland law, Blackstone, Centerbridge and each of our non-employee directors (including those designated by Blackstone), and any of their affiliates, may:

•
acquire, hold and dispose of shares of our stock, the BPG Subsidiary Shares or OP Units for his or her own account or for the account of others, and exercise all of the rights of a stockholder of Brixmor Property Group Inc. or BPG Subsidiary, or a limited partner of our Operating Partnership, to the same extent and in the same manner as if he, she or it were not our director or stockholder; and

•
in his, her or its personal capacity or in his, her or its capacity as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation or disposition of interests in mortgages, real property or persons engaged in the real estate business.

Our charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that Blackstone, Centerbridge, any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in his or her capacity as our director. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Conflicts of interest could arise in the future between the interests of our stockholders and the interests of holders of OP Units.

Because we control the general partner of our Operating Partnership, we have fiduciary duties to the other limited partners in the operating partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our Operating Partnership have agreed that, in the event of a conflict between the duties owed by our directors to us and, in our capacity as the controlling stockholder of the sole member of the general partner of our Operating Partnership, the fiduciary duties owed by the general partner of our Operating Partnership to such limited partners, we are under no obligation to give priority to the interests of such limited partners. However, those persons holding OP Units will have the right to vote on certain amendments to the operating partnership agreement (which require approval by a majority in interest of the limited partners, including BPG Subsidiary) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we are unable to modify the rights of limited partners to receive distributions as set forth in the operating partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.

We are required to disclose in our periodic reports filed with the Securities and Exchange Commission specified activities engaged in by our “affiliates.”

In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expands the scope of U.S. sanctions against Iran. More specifically, Section 219 of the ITRSHRA amended the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to require companies subject to Securities and Exchange Commission (“SEC”) reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain Office of Foreign Assets Control sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they would otherwise be permissible under U.S. law. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Under ITRSHRA, we are required to report if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Because we may be deemed to be a controlled affiliate of Blackstone, affiliates of Blackstone may also be considered our affiliates. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our expansion opportunities.

In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 25% of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a taxable REIT subsidiary. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, if not clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. See “Material United States Federal Income Tax Considerations-Income Tests.” As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative. These options could increase our costs or reduce our equity.

Our charter does not permit any person to own more than 9.8% of our outstanding common stock or of our outstanding stock of all classes or series, and attempts to acquire our common stock or our stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value of the outstanding shares of our stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our stock by a person could cause a person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes without receiving any cash dividends.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. holders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the Internal Revenue Service (“IRS”). No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We are dependent on external sources of capital to finance our growth.

As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally will have to distribute to our stockholders 90% of our taxable income in order to qualify as a REIT, including taxable income where we do not receive corresponding cash. Our access to external capital will depend upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Our ownership of and relationship with any TRS is restricted, and a failure to comply with the restrictions would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any TRS we own, as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us cannot exceed 25% of the value of our total assets (including the TRS stock and securities). Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Risks Related to Ownership of Our Common Stock

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.

If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of our common stock. [See “Distribution Policy.”] All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our share price and trading volume could decline.

The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our share price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline and our shares to be less liquid. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire additional properties or other businesses by using our shares as consideration, which in turn could materially adversely affect our business. In addition, the stock market in general, and the NYSE and REITs in particular, have recently experienced extreme price and volume fluctuations. These broad market and industry factors may decrease the market price of our shares, regardless of our actual operating performance. For these reasons, among others, the market price of our shares may decline substantially and quickly.

Our share price may decline due to the large number of our shares eligible for future sale.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our common stock in the future at a time and at a price that we deem appropriate. We had a total of 229,689,960 shares of our common stock outstanding as of March 1, 2014.

As of March 1, 2014, 179,641,735 shares of our outstanding common stock were held by Blackstone and Centerbridge. As a result of the registration rights agreement we entered into with Blackstone and Centerbridge, all of these shares of our common stock will, subject to applicable lock-up arrangements, be eligible for future sale. These shares are also eligible for sale in the public market in accordance with and subject to the limitation on sales by affiliates as provided in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As of March 1, 2014, 58,663,007 shares of common stock of BPG Subsidiary were held by Blackstone (57,824,966) and our executive officers (838,041). From and after November 4, 2014, the first anniversary of the date of the closing of our IPO, these shares of common stock of BPG Subsidiary will be exchangeable at the option of the holder for an equivalent number of shares of our common stock or, at our option, cash based upon the value of an equivalent number of shares of our common stock, subject to the ownership limit and other restrictions on ownership and transfer set forth in our charter. As of March 1, 2014, 15,877,791 common units of partnership interest in our Operating Partnership ("OP Units") were held by Blackstone (15,527,830) and our executive officers (349,961). From and after November 4, 2014, the OP Unit holders will have the right to require our Operating Partnership to redeem part or all of the OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, exchange them for an equivalent number of shares of our common stock, subject to the ownership limit and other restrictions on ownership and transfer set forth in our charter. Notwithstanding the foregoing, Blackstone is generally permitted to exchange BPG Subsidiary Shares and redeem their OP Units at any time. Any shares we issue upon such exchanges would be “restricted securities” as defined in Rule 144 unless we register such issuances. However, the registration rights agreement we entered into with Blackstone and Centerbridge also requires us to register their respective shares under the Securities Act. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common stock to sell such stock in the future at a time and at a price that they deem appropriate.

We filed a registration statement on Form S-8 under the Securities Act to register 15,000,000 shares of our common stock or securities convertible into or exchangeable for shares of our common stock that may be issued pursuant to our 2013 Omnibus Incentive Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market.
Our charter provides that we may issue up to 3,000,000,000 shares of common stock, and 300,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and our charter, our board of directors has the power to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Similarly, the agreement of limited partnership of our Operating Partnership authorizes us to issue an unlimited number of additional OP Units of our Operating Partnership, which may be exchangeable for shares of our common stock. In addition, the charter of BPG Subsidiary authorizes BPG Subsidiary to issue additional BPG Subsidiary Shares, which may be exchangeable for shares of our common stock, or, at our option, cash based on the value of an equivalent number of shares of our common stock, and 1,000 shares of preferred stock.

The market price of our common stock could be adversely affected by market conditions and by our actual and expected future earnings and level of cash dividends.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of our common stock to demand a higher distribution rate or seek alternative investments. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our shares could decrease significantly. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock and, in such instances, you may be unable to resell your shares at or above the initial public offering price.

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties

Our Total Portfolio at December 31, 2013 consisted of 558 shopping centers including 522 in the IPO Portfolio and 36 Non-Core Properties. 64.6% of the ABR in our IPO Portfolio as of December 31, 2013 is derived from shopping centers located in the top 50 U.S. MSAs by population. Our top markets by ABR include the MSAs of New York, Philadelphia and Houston.

With an average shopping center size of approximately 166,300 sq. ft. as of December 31, 2013, our IPO portfolio is comprised predominantly of community shopping centers (63% of our shopping centers) as of December 31, 2013, with the balance comprised of neighborhood shopping centers. Our shopping centers have an appropriate mix of anchor and small shop GLA, with approximately one-third of the portfolio GLA comprised of small shop space. Our shopping centers are anchored by a mix of leading grocers, national and regional discount and general merchandise retailers and category-dominant anchors. We believe that the necessity- and value-oriented merchandise mix of the retail tenants in our centers reduces our exposure to macro-economic cycles and consumer purchases via the internet, generating more predictable property-level cash flows. Such retailers provide goods and services that consumers purchase regularly such as food, health care items and household supplies. Such retailers also sell items such as clothing at lower prices than other traditional retailers.

Overall, in our IPO Portfolio we have a broad and highly diversified retail tenant base that includes approximately 5,600 tenants, with no one tenant representing more than 3.4% of the total ABR generated from our shopping centers as of December 31, 2013. Our three largest tenants are Kroger, TJX Companies and Walmart, representing 3.4%, 3.2% and 1.9% of total IPO Portfolio ABR as of December 31, 2013, respectively.

The following chart lists our top 20 tenants by ABR (owned only) in our IPO Portfolio as of December 31, 2013, illustrating the diversity of our tenant base.

Retailer	Retailer Type	# of Stores	GLA	% of GLA	ABR	% of ABR
The Kroger Co.	Grocery	69	4,438,087	5.1%	$30,523,545	3.4%
The TJX Companies, Inc.	Discount-Apparel	94	3,008,296	3.5%	28,701,162	3.2%
Wal-Mart Stores, Inc.	Discount-Grocery	28	3,478,406	4.0%	16,701,986	1.9%
Publix Super Markets, Inc.	Grocery	39	1,794,443	2.1%	16,514,970	1.8%
Dollar Tree Stores, Inc.	Discount	129	1,470,970	1.7%	14,755,623	1.6%
Ahold USA, In.	Grocery	21	1,251,080	1.4%	13,881,240	1.6%
Sears Holdings Co.	Discount	29	2,586,256	3.0%	11,830,404	1.3%
Office Depot, Inc.	Office Supply	44	1,026,037	1.2%	10,551,603	1.2%
Ross Stores, Inc.	Discount-Apparel	30	855,220	1.0%	9,394,382	1.0%
Bed Bath & Beyond Inc.	Discount	30	729,787	0.8%	9,139,494	1.0%
Pet Smart, Inc.	Specialty	29	655,214	0.8%	9,101,008	1.0%
Best Buy Co, Inc.	Electronics	16	660,392	0.8%	8,761,843	1.0%
Staples, Inc.	Office Supply	33	728,808	0.8%	8,494,141	0.9%
Big Lots, Inc.	Discount	46	1,469,293	1.7%	8,473,683	0.9%
Safeway Inc.	Grocery	16	842,883	1.0%	8,249,738	0.9%
Burlington Stores, Inc.	Discount-Apparel	14	1,131,459	1.3%	7,365,916	0.8%
Kohl's Corporation	Discount	12	1,019,875	1.2%	7,189,462	0.8%
PETCO Animal Supplies, Inc.	Specialty	33	452,093	0.5%	6,846,234	0.8%
Dick's Sporting Goods, Inc.	Sporting Goods	12	492,031	0.6%	6,375,867	0.7%
Bi-Lo Holdings, LLC	Grocery	18	834,061	1.0%	6,322,597	0.7%

The following table sets forth certain information as of December 31, 2013, regarding the shopping centers in our IPO Portfolio on a state-by-state basis:

	State	Number of Shopping Centers	GLA (sq. ft.)	% of GLA	% Leased	% of ABR
1	Alabama	4	989,814	1.1%	93%	0.8%
2	Arizona	2	288,110	0.3%	87%	0.2%
3	California	29	5,759,005	6.6%	97%	9.6%
4	Colorado	6	1,478,559	1.7%	92%	1.9%
5	Connecticut	15	2,279,890	2.6%	96%	3.3%
6	Delaware	1	191,855	0.2%	100%	0.2%
7	Florida	58	9,058,251	10.4%	90%	10.9%
8	Georgia	37	5,263,973	6.1%	87%	4.7%
9	Illinois	24	4,783,036	5.5%	94%	5.6%
10	Indiana	12	1,970,238	2.3%	89%	1.6%
11	Iowa	5	783,917	0.9%	87%	0.5%
12	Kansas	2	374,292	0.4%	90%	0.3%
13	Kentucky	12	2,520,021	2.9%	96%	2.2%
14	Louisiana	4	612,368	0.7%	95%	0.4%
15	Maine	2	391,746	0.5%	92%	0.3%
16	Maryland	5	772,277	0.9%	98%	1.0%
17	Massachusetts	10	1,728,553	2.0%	92%	2.1%
18	Michigan	19	3,733,555	4.3%	92%	3.5%
19	Minnesota	10	1,485,108	1.7%	92%	1.7%
20	Mississippi	3	406,316	0.5%	77%	0.3%
21	Missouri	6	874,795	1.0%	94%	0.7%
22	Nevada	3	609,661	0.7%	90%	0.8%
23	New Hampshire	5	769,713	0.9%	96%	0.9%
24	New Jersey	17	2,977,475	3.4%	94%	4.4%
25	New Mexico	2	83,800	0.1%	100%	0.1%
26	New York	33	4,346,589	5.0%	95%	6.7%
27	North Carolina	22	4,423,105	5.1%	90%	4.4%
28	Ohio	24	4,521,808	5.2%	91%	4.6%
29	Oklahoma	1	186,851	0.2%	100%	0.2%
30	Pennsylvania	37	6,059,474	7.0%	95%	7.2%
31	Rhode Island	1	148,126	0.2%	97%	0.2%
32	South Carolina	8	1,394,993	1.6%	86%	1.4%
33	Tennessee	16	3,240,636	3.7%	95%	3.1%
34	Texas	68	9,610,859	11.1%	93%	11.4%
35	Vermont	1	224,514	0.3%	99%	0.2%
36	Virginia	11	1,446,485	1.7%	96%	1.5%
37	West Virginia	2	251,500	0.3%	96%	0.2%
38	Wisconsin	5	765,084	0.9%	91%	0.8%
		522	86,806,352	100.0%	92%	100.0%

The following table sets forth certain information by unit size for our IPO Portfolio as of December 31, 2013.

Unit Size	Number of Units	GLA (sq. ft.)	% Leased	% of Vacant GLA	ABR	ABR/SF
> 35,000 sq. ft.	581	36,262,238	98.4%	8.6%	$270,995,157	$8.56
20,000 sq. ft. - 34,999 sq. ft.	558	14,667,573	96.6%	7.5%	130,163,375	9.33
10,000 sq. ft. - 19,999 sq. ft.	713	9,686,279	92.9%	10.5%	107,491,035	12.25
5,000 sq. ft. - 9,999 sq. ft.	1,384	9,553,689	83.7%	23.7%	115,291,518	15.11
< 5,000 sq. ft.	8,098	16,636,573	80.4%	49.7%	271,139,868	20.81

Total	11,334	86,806,352	92.4%	100%	$895,080,953	$11.93

>10,000 sq. ft.	1,852	60,616,090	97.1%	26.6%	$508,649,567	$9.36
< 10,000 sq. ft.	9,482	26,190,262	81.6%	73.4%	386,431,386	18.70

The following table sets forth, as of December 31, 2013, a schedule of lease expirations for leases in place within our IPO Portfolio for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term and including ground leases:

	Number of Leases Expiring	Leased GLA	% of Leased GLA	ABR/SF	% of ABR
Month to Month	386	1,132,548	1.4%	$13.01	1.6%
2014	1,446	6,964,251	8.7%	12.00	9.4%
2015	1,612	12,178,617	15.2%	10.57	14.4%
2016	1,553	11,868,035	14.8%	11.20	14.9%
2017	1,315	10,028,855	12.5%	11.75	13.2%
2018	1,234	9,499,473	11.9%	11.93	12.7%
2019	549	6,672,087	8.3%	10.24	7.6%
2020	240	3,207,357	4.0%	11.42	4.1%
2021	223	3,078,861	3.8%	11.20	3.9%
2022	223	3,464,617	4.3%	10.57	4.1%
2023+	593	12,054,145	15.0%	10.47	14.1%

A complete listing of the shopping centers in our Total Portfolio as of December 31, 2013 is as follows:

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
1	Winchester Plaza	Huntsville	AL	Huntsville, AL	75,780	94.6%	$858	$11.96	Publix	—
2	Springdale	Mobile	AL	Mobile, AL	611,972	90.2%	3,981	7.32	Sam's Club*	Belk, Best Buy, Big Lots, Burlington Coat Factory, Marshalls, Michaels, Staples
3	Payton Park	Sylacauga	AL	Talladega-Sylacauga, AL	231,820	99.0%	1,513	6.59	Walmart Supercenter	Burke's Outlet
4	Shops of Tuscaloosa	Tuscaloosa	AL	Tuscaloosa, AL	70,242	92.6%	814	12.51	Publix	—
5	Glendale Galleria	Glendale	AZ	Phoenix-Mesa-Scottsdale, AZ	119,525	82.5%	661	6.71	—	Sears Outlet
6	Northmall Centre	Tucson	AZ	Tucson, AZ	168,585	89.6%	1,325	8.77	Sam's Club*	CareMore, JC Penney Home Store, Stein Mart
7	Applegate Ranch Shopping Center	Atwater	CA	Merced, CA	144,444	85.7%	1,904	15.38	SuperTarget*	Marshalls	Walmart
8	Bakersfield Plaza	Bakersfield	CA	Bakersfield, CA	236,873	99.9%	2,890	12.21	Lassens Natural Foods & Vitamins	Burlington Coat Factory, CVS, Ross Dress for Less
9	Carmen Plaza	Camarillo	CA	Oxnard-Thousand Oaks-Ventura, CA	129,173	100.0%	1,993	16.26	Trader Joe's*	24 Hour Fitness, CVS, Michaels
10	Plaza Rio Vista	Cathedral	CA	Riverside-San Bernardino-Ontario, CA	67,622	88.2%	1,030	17.27	Stater Bros.	—
11	Clovis Commons	Clovis	CA	Fresno, CA	174,990	95.9%	3,653	21.77	—	Best Buy, Office Depot, PetSmart, T.J.Maxx	Target
12	Cudahy Plaza	Cudahy	CA	Los Angeles-Long Beach-Anaheim, CA	147,804	99.2%	1,362	9.29	—	Big Lots, Kmart
13	University Mall	Davis	CA	Sacramento--Roseville--Arden-Arcade, CA	106,023	93.1%	1,892	19.16	Trader Joe's	Forever 21, World Market
14	Felicita Plaza	Escondido	CA	San Diego-Carlsbad, CA	98,714	98.8%	1,331	13.65	Vons (Safeway)	Chuze Fitness
15	Arbor - Broadway Faire	Fresno	CA	Fresno, CA	252,634	94.7%	3,373	14.10	Smart & Final	PetSmart, The Home Depot, United Artists Theatres
16	Lompoc Shopping Center	Lompoc	CA	Santa Maria-Santa Barbara, CA	179,495	96.4%	1,901	11.88	Vons (Safeway)	Marshalls, Michaels, Staples
17	Briggsmore Plaza	Modesto	CA	Modesto, CA	99,315	100.0%	1,016	10.78	Grocery Outlet	Dunhill Furniture
18	Montebello Plaza	Montebello	CA	Los Angeles-Long Beach-Anaheim, CA	283,631	96.8%	4,640	17.22	Albertsons	99¢ Only, Best Buy, CVS, Ross Dress for Less
19	California Oaks Center	Murrieta	CA	Riverside-San Bernardino-Ontario, CA	125,187	91.2%	1,579	14.31	Ralphs (Kroger)	—
20	Esplanade Shopping Center	Oxnard	CA	Oxnard-Thousand Oaks-Ventura, CA	356,864	99.7%	6,760	19.16	Walmart Neighborhood Market	Bed Bath & Beyond, Dick's Sporting Goods, LA Fitness, Nordstrom Rack, T.J.Maxx	The Home Depot
21	Pacoima Center	Pacoima	CA	Los Angeles-Long Beach-Anaheim, CA	202,773	100.0%	1,993	9.83	Food 4 Less	Ross Dress for Less, Target
22	Paradise Plaza	Paradise	CA	Chico, CA	198,323	93.8%	813	7.25	Save Mart	Kmart, Rite Aid
23	Metro 580	Pleasanton	CA	San Francisco-Oakland-Hayward, CA	176,510	87.2%	2,090	35.74	—	Kohl's, Sport Chalet	Walmart
24	Rose Pavilion	Pleasanton	CA	San Francisco-Oakland-Hayward, CA	293,359	96.5%	5,945	21.01	99 Ranch Market	Golfsmith, Macy's Home Store
25	Puente Hills Town Center	Rowland Heights	CA	Los Angeles-Long Beach-Anaheim, CA	259,162	98.2%	4,896	19.25	—	Marshalls, Michaels
26	San Bernardino Center	San Bernardino	CA	Riverside-San Bernardino-Ontario, CA	143,082	100.0%	1,040	7.27	—	Big Lots, Target
27	Ocean View Plaza	San Clemente	CA	Los Angeles-Long Beach-Anaheim, CA	169,963	98.9%	4,331	25.76	Ralphs (Kroger), Trader Joe's	CVS, Fitness Elite for Women
28	Mira Mesa Mall	San Diego	CA	San Diego-Carlsbad, CA	407,100	98.2%	7,386	19.30	Vons (Safeway)	Bed Bath & Beyond, Kohl's, Marshalls, Mira Mesa Lanes
29	San Dimas Plaza	San Dimas	CA	Los Angeles-Long Beach-Anaheim, CA	164,757	91.9%	3,203	21.16	Smart & Final Extra!	T.J.Maxx	Rite Aid
30	Bristol Plaza	Santa Ana	CA	Los Angeles-Long Beach-Anaheim, CA	111,403	100.0%	2,739	33.05	Trader Joe's	Big Lots, Petco, Rite Aid

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
31	Gateway Plaza	Santa Fe Springs	CA	Los Angeles-Long Beach-Anaheim, CA	289,268	100.0%	3,440	11.89	El Super, Walmart Supercenter	LA Fitness	Target
32	Santa Paula Shopping Center	Santa Paula	CA	Oxnard-Thousand Oaks-Ventura, CA	191,475	98.7%	1,850	9.79	Vons (Safeway)	Big Lots, Heritage Hardware
33	Vail Ranch Center	Temecula	CA	Riverside-San Bernardino-Ontario, CA	201,904	89.3%	2,453	13.60	Stater Bros.	Stein Mart
34	Country Hills Shopping Center	Torrance	CA	Los Angeles-Long Beach-Anaheim, CA	56,750	100.0%	931	17.49	Ralphs (Kroger)	—
35	Gateway Plaza - Vallejo	Vallejo	CA	Vallejo-Fairfield, CA	490,407	97.5%	7,519	15.80	Costco*	Bed Bath & Beyond, Century Theatres, Marshalls, Ross Dress for Less, Toys"R"Us	Target
36	Arvada Plaza	Arvada	CO	Denver-Aurora-Lakewood, CO	95,236	100.0%	670	7.04	King Soopers (Kroger)	Arc
37	Arapahoe Crossings	Aurora	CO	Denver-Aurora-Lakewood, CO	466,363	96.3%	5,684	12.66	King Soopers (Kroger)	2nd & Charles, AMC Theatres, Big Lots, Gordmans, Kohl's, Marshalls
38	Aurora Plaza	Aurora	CO	Denver-Aurora-Lakewood, CO	178,491	97.3%	1,226	7.32	King Soopers (Kroger)	Cinema Latino
39	Villa Monaco	Denver	CO	Denver-Aurora-Lakewood, CO	122,139	83.1%	1,231	12.12	Walmart Neighborhood Market	—
40	Superior Marketplace	Superior	CO	Boulder, CO	278,790	91.3%	3,779	14.85	Whole Foods Market, Costco*, SuperTarget*	Ross Dress for Less, Sports Authority, T.J.Maxx
41	Westminster City Center	Westminster	CO	Denver-Aurora-Lakewood, CO	337,540	86.7%	4,470	15.28	—	Babies"R"Us, Barnes & Noble, Gordmans, Ross Dress for Less
42	Freshwater - Stateline Plaza	Enfield	CT	Hartford-West Hartford-East Hartford, CT	295,647	100.0%	2,574	16.20	Costco	Dick's Sporting Goods, P.C. Richard & Son	The Home Depot
43	The Shoppes at Fox Run	Glastonbury	CT	Hartford-West Hartford-East Hartford, CT	108,627	95.3%	2,406	23.25	Whole Foods Market	Petco
44	Groton Square	Groton	CT	Norwich-New London, CT	196,802	100.0%	2,627	13.35	Super Stop & Shop (Ahold)	Kohl's
45	Parkway Plaza	Hamden	CT	New Haven-Milford, CT	72,353	92.1%	917	13.75	PriceRite (ShopRite)	—
46	Killingly Plaza	Killingly	CT	Worcester, MA-CT	75,304	93.7%	480	6.80	—	Kohl's
47	The Manchester Collection	Manchester	CT	Hartford-West Hartford-East Hartford, CT	342,247	96.8%	4,385	13.24	Sam's Club*	Ashley Furniture, Babies"R"Us, Bed Bath & Beyond, Savers, Sports Authority	Walmart
48	Chamberlain Plaza	Meriden	CT	New Haven-Milford, CT	55,264	89.0%	437	8.88	—	Dollar Tree, Savers
49	Milford Center	Milford	CT	New Haven-Milford, CT	25,056	100.0%	341	13.60	Xpect Discounts	—
50	Turnpike Plaza	Newington	CT	Hartford-West Hartford-East Hartford, CT	150,741	100.0%	2,378	15.77	Price Chopper	Dick's Sporting Goods
51	North Haven Crossing	North Haven	CT	New Haven-Milford, CT	104,017	97.9%	1,691	16.61	—	Barnes & Noble, Dollar Tree, DSW, PetSmart, Staples
52	Christmas Tree Plaza	Orange	CT	New Haven-Milford, CT	132,791	85.6%	1,738	15.29	—	A.C. Moore, Christmas Tree Shops
53	Stratford Square	Stratford	CT	Bridgeport-Stamford-Norwalk, CT	161,539	88.0%	1,686	11.86	—	Marshalls, Regal Cinemas
54	Torrington Plaza	Torrington	CT	Torrington, CT	125,496	97.9%	1,362	11.50	—	Jo-Ann Fabric & Craft Stores, Staples, T.J.Maxx
55	Waterbury Plaza	Waterbury	CT	New Haven-Milford, CT	197,206	86.2%	2,210	13.00	Super Stop & Shop (Ahold)	Pretty Woman	Target
56	Waterford Commons	Waterford	CT	Norwich-New London, CT	236,800	100.0%	4,378	18.49	—	Babies"R"Us, Dick’s Sporting Goods	Best Buy
57	North Dover Shopping Center	Dover	DE	Dover, DE	191,855	100.0%	2,070	10.79	Acme (Albertsons)	Party City, Staples, T.J.Maxx, Toys"R"Us
58	Apopka Commons	Apopka	FL	Orlando-Kissimmee-Sanford, FL	42,507	100.0%	582	13.68	—	Staples	The Home Depot
59	Brooksville Square	Brooksville	FL	Tampa-St. Petersburg-Clearwater, FL	152,661	89.6%	1,398	10.22	Publix	Sears Outlet
60	Coastal Way - Coastal Landing	Brooksville	FL	Tampa-St. Petersburg-Clearwater, FL	368,098	97.7%	3,218	11.99	—	Bed Bath & Beyond, Belk, hhgregg, Marshalls, Michaels, Office Depot, Old Navy, Petco, Sears

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
61	Midpoint Center	Cape Coral	FL	Cape Coral-Fort Myers, FL	75,386	98.1%	957	12.93	Publix	—	Target
62	Clearwater Mall	Clearwater	FL	Tampa-St. Petersburg-Clearwater, FL	300,929	97.9%	5,904	21.12	Costco*, SuperTarget*	hhgregg, Michaels, PetSmart, Ross Dress for Less	Lowe's
63	Coconut Creek	Coconut Creek	FL	Miami-Fort Lauderdale-West Palm Beach, FL	265,671	71.3%	2,339	12.36	Publix	Bealls Outlet, Big Lots, Off the Wall Tampoline
64	Century Plaza Shopping Center	Deerfield Beach	FL	Miami-Fort Lauderdale-West Palm Beach, FL	90,233	72.3%	1,306	20.02	—	Broward County Library
65	Northgate S.C.	DeLand	FL	Deltona-Daytona Beach-Ormond Beach, FL	186,396	97.6%	1,276	7.01	Publix	—
66	Eustis Village	Eustis	FL	Orlando-Kissimmee-Sanford, FL	156,927	94.0%	1,631	11.06	Publix	Beall's
67	First Street Village	Fort Meyers	FL	Cape Coral-Fort Myers, FL	54,926	94.7%	835	16.04	Publix	—
68	Sun Plaza	Ft. Walton Beach	FL	Crestview-Fort Walton Beach-Destin, FL	158,118	96.5%	1,514	9.93	Publix	Beall's, Books-A-Million, Office Depot, T.J.Maxx
69	Normandy Square	Jacksonville	FL	Jacksonville, FL	87,240	100.0%	730	8.37	Winn-Dixie (BI-LO)	CVS, Family Dollar
70	Regency Park	Jacksonville	FL	Jacksonville, FL	334,065	68.3%	1,954	8.56	—	American Signature Furniture, Bealls Outlet, Books-A-Million, Hobby Lobby
71	The Shoppes at Southside	Jacksonville	FL	Jacksonville, FL	109,113	100.0%	2,305	21.13	—	Best Buy, David's Bridal, Sports Authority
72	Ventura Downs	Kissimmee	FL	Orlando-Kissimmee-Sanford, FL	98,191	98.9%	1,211	12.47	Publix Sabor	—
73	Marketplace at Wycliffe	Lake Worth	FL	Miami-Fort Lauderdale-West Palm Beach, FL	133,520	93.5%	1,957	15.68	—	Walgreens
74	Venetian Isle Shopping Ctr	Lighthouse Point	FL	Miami-Fort Lauderdale-West Palm Beach, FL	189,164	91.8%	1,782	10.57	Publix	Petco, Staples, Tuesday Morning, T.J.Maxx
75	Marco Town Center	Marco Island	FL	Naples-Immokalee-Marco Island, FL	109,830	89.0%	1,898	19.42	Publix	—
76	Mall at 163rd Street	Miami	FL	Miami-Fort Lauderdale-West Palm Beach, FL	370,132	64.6%	3,832	20.22	Walmart Supercenter*	Marshalls, Office Depot, Ross Dress for Less
77	Miami Gardens	Miami	FL	Miami-Fort Lauderdale-West Palm Beach, FL	244,719	100.0%	2,468	10.09	Winn-Dixie (BI-LO)	Ross Dress for Less
78	Freedom Square	Naples	FL	Naples-Immokalee-Marco Island, FL	211,839	96.6%	1,762	8.61	Publix	—
79	Naples Plaza	Naples	FL	Naples-Immokalee-Marco Island, FL	200,820	100.0%	3,335	16.90	Publix	Marshalls, Office Depot, PGA TOUR Superstore
80	Park Shore Shopping Center	Naples	FL	Naples-Immokalee-Marco Island, FL	232,820	98.0%	1,913	8.39	The Fresh Market	Big Lots, HomeGoods, Kmart, YouFit Health Club
81	Chelsea Place	New Port Richey	FL	Tampa-St. Petersburg-Clearwater, FL	81,144	97.0%	883	11.21	Publix	Zone Fitness Club
82	Southgate	New Port Richey	FL	Tampa-St. Petersburg-Clearwater, FL	238,838	90.3%	1,956	9.51	Publix	Bealls Outlet, Big Lots, Old Time Pottery
83	Presidential Plaza	North Lauderdale	FL	Miami-Fort Lauderdale-West Palm Beach, FL	88,306	86.6%	732	9.57	Sedano's	Family Dollar
84	Fashion Square	Orange Park	FL	Jacksonville, FL	36,029	50.4%	377	29.22	—	Miller's Orange Park Ale House, Ruby Tuesday, Samurai Japanese Steakhouse
85	Colonial Marketplace	Orlando	FL	Orlando-Kissimmee-Sanford, FL	141,069	100.0%	2,064	14.63	—	LA Fitness, OfficeMax	Target
86	Conway Crossing	Orlando	FL	Orlando-Kissimmee-Sanford, FL	76,321	97.7%	883	11.84	Publix	—
87	Hunters Creek	Orlando	FL	Orlando-Kissimmee-Sanford, FL	73,204	100.0%	1,109	15.14	—	Office Depot
88	Pointe Orlando	Orlando	FL	Orlando-Kissimmee-Sanford, FL	408,002	85.5%	6,751	20.59	—	Regal Cinemas
89	Martin Downs Town Center	Palm City	FL	Port St. Lucie, FL	64,546	100.0%	817	12.65	Publix	—
90	Martin Downs Village Center	Palm City	FL	Port St. Lucie, FL	161,604	76.9%	2,145	17.26	—	Goodwill, Martin Memorial, Walgreens
91	23rd Street Station	Panama City	FL	Panama City, FL	98,827	89.8%	1,021	11.51	Publix	—
92	Panama City Square	Panama City	FL	Panama City, FL	298,685	99.5%	2,185	7.35	Walmart Supercenter	Big Lots, Michaels, Sports Authority, T.J.Maxx

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
93	Pensacola Square	Pensacola	FL	Pensacola-Ferry Pass-Brent, FL	142,767	88.2%	1,079	9.13	—	Beall's, Big Lots, Sears Home Appliance Showroom	Hobby Lobby
94	Shopper's Haven Shopping Ctr	Pompano Beach	FL	Miami-Fort Lauderdale-West Palm Beach, FL	206,791	94.5%	2,449	12.94	Winn-Dixie (BI-LO)	A.C. Moore, Bealls Outlet, Bed Bath & Beyond, Party City, YouFit Health Club
95	East Port Plaza	Port St. Lucie	FL	Port St. Lucie, FL	162,831	82.4%	1,770	13.20	Publix	Medvance, Walgreens
96	Shoppes of Victoria Square	Port St. Lucie	FL	Port St. Lucie, FL	95,243	84.0%	919	11.48	Winn-Dixie (BI-LO)	Dollar Tree
97	Lake St. Charles	Riverview	FL	Tampa-St. Petersburg-Clearwater, FL	57,015	95.4%	553	10.18	Sweetbay Supermarket (BI-LO)	—
98	Cobblestone Village I and II	Royal Palm Beach	FL	Miami-Fort Lauderdale-West Palm Beach, FL	39,404	70.7%	484	17.37	SuperTarget*	Blue Fish Restaurant, The Zoo Health Club
99	Beneva Village Shops	Sarasota	FL	North Port-Sarasota-Bradenton, FL	141,532	89.1%	1,477	11.71	Publix	Harbor Freight Tools, Walgreens, YouFit Health Club
100	Sarasota Village	Sarasota	FL	North Port-Sarasota-Bradenton, FL	173,184	99.2%	1,869	11.16	Publix	Big Lots, Crunch Fitness, HomeGoods
101	Atlantic Plaza	Satellite Beach	FL	Palm Bay-Melbourne-Titusville, FL	128,405	74.8%	1,208	23.94	Publix	—
102	Seminole Plaza	Seminole	FL	Tampa-St. Petersburg-Clearwater, FL	146,579	95.9%	935	6.65	—	Burlington Coat Factory, T.J.Maxx
103	Cobblestone Village	St. Augustine	FL	Jacksonville, FL	261,081	97.4%	3,232	12.71	Publix	Beall's, Bed Bath & Beyond, Michaels, Petco, Ross Dress for Less
104	Dolphin Village	St. Pete Beach	FL	Tampa-St. Petersburg-Clearwater, FL	136,224	81.3%	1,507	13.61	Publix	CVS, Dollar Tree
105	Bay Point Plaza	St. Petersburg	FL	Tampa-St. Petersburg-Clearwater, FL	103,986	83.7%	891	10.23	Publix	Beall's
106	Rutland Plaza	St. Petersburg	FL	Tampa-St. Petersburg-Clearwater, FL	149,562	97.2%	1,236	8.50	Winn-Dixie (BI-LO)	Beall’s, Big Lots
107	Skyway Plaza	St. Petersburg	FL	Tampa-St. Petersburg-Clearwater, FL	110,799	94.1%	896	8.60	—	Dollar Tree
108	Tyrone Gardens	St. Petersburg	FL	Tampa-St. Petersburg-Clearwater, FL	209,337	84.9%	1,554	8.75	Winn-Dixie (BI-LO)	Big Lots, Chuck E. Cheese’s
109	Downtown Publix	Stuart	FL	Port St. Lucie, FL	153,246	71.9%	1,131	10.26	Publix	Schumacher Music
110	Sunrise Town Center	Sunrise	FL	Miami-Fort Lauderdale-West Palm Beach, FL	128,109	82.4%	1,293	12.25	Patel Brothers	Dollar Tree, LA Fitness	Walmart
111	Carrollwood Center	Tampa	FL	Tampa-St. Petersburg-Clearwater, FL	93,673	98.2%	1,333	14.49	Publix	Rarehues
112	Ross Plaza	Tampa	FL	Tampa-St. Petersburg-Clearwater, FL	90,625	94.7%	1,117	13.01	—	Deal$, Ross Dress for Less
113	Tarpon Mall	Tarpon Springs	FL	Tampa-St. Petersburg-Clearwater, FL	145,832	100.0%	2,102	14.41	Publix	Petco, T.J.Maxx
114	Venice Plaza	Venice	FL	North Port-Sarasota-Bradenton, FL	132,345	95.5%	782	6.19	Sweetbay Supermarket (BI-LO)	T.J.Maxx
115	Venice Shopping Center	Venice	FL	North Port-Sarasota-Bradenton, FL	109,801	76.2%	427	5.11	Publix	Beall's
116	Governors Town Square	Acworth	GA	Atlanta-Sandy Springs-Roswell, GA	68,658	98.0%	1,125	16.72	Publix	—
117	Albany Plaza	Albany	GA	Albany, GA	114,169	75.1%	541	6.31	Harveys (BI-LO)	Big Lots, OK Beauty & Fashions Outlet
118	Mansell Crossing	Alpharetta	GA	Atlanta-Sandy Springs-Roswell, GA	332,364	97.9%	4,476	13.76	—	AMC Theatres, Barnes & Noble, Macy's Furniture Gallery, Sports Authority, T.J.Maxx	Toys"R"Us
119	Perlis Plaza	Americus	GA	Americus, GA	165,315	79.9%	685	5.18	—	Belk, Roses
120	Northeast Plaza	Atlanta	GA	Atlanta-Sandy Springs-Roswell, GA	442,200	87.6%	3,610	9.46	G-Mart International Foods	Atlanta Ballroom Dance Club, dd's Discounts, Goodwill
121	Augusta West Plaza	Augusta	GA	Augusta-Richmond County, GA-SC	207,823	71.2%	1,078	7.29	—	Burlington Coat Factory, Dollar Tree
122	Sweetwater Village	Austell	GA	Atlanta-Sandy Springs-Roswell, GA	66,197	96.4%	457	7.17	Food Depot	Family Dollar
123	Vineyards at Chateau Elan	Braselton	GA	—	79,047	82.4%	931	14.29	Publix	—
124	Cedar Plaza	Cedartown	GA	Cedartown, GA	83,300	100.0%	594	7.14	Kroger	Gold's Gym

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
125	Conyers Plaza	Conyers	GA	Atlanta-Sandy Springs-Roswell, GA	171,374	91.4%	1,739	11.10	Walmart Supercenter*	Jo-Ann Fabric & Craft Stores, PetSmart, Value Village	The Home Depot
126	Cordele Square	Cordele	GA	Cordele, GA	127,953	82.6%	648	6.12	Harveys (BI-LO)	Belk, Citi Trends, Cordele Theatres
127	Habersham Crossing (3)	Cornelia	GA	Cornelia, GA	161,130	51.8%	515	6.16	—	Peebles, Tractor Supply Co.
128	Covington Gallery	Covington	GA	Atlanta-Sandy Springs-Roswell, GA	174,857	93.6%	1,121	6.85	Ingles	Kmart
129	Salem Road Station	Covington	GA	Atlanta-Sandy Springs-Roswell, GA	67,270	83.2%	602	10.76	Publix	—
130	Keith Bridge Commons	Cumming	GA	Atlanta-Sandy Springs-Roswell, GA	94,886	87.7%	1,062	12.76	Kroger	Anytime Fitness
131	Northside	Dalton	GA	Dalton, GA	73,931	86.3%	490	7.67	BI-LO	Family Dollar
132	Cosby Station	Douglasville	GA	Atlanta-Sandy Springs-Roswell, GA	77,811	91.4%	745	10.48	Publix	—
133	Park Plaza	Douglasville	GA	Atlanta-Sandy Springs-Roswell, GA	46,494	63.8%	451	15.18	Kroger*	—
134	Dublin Village	Dublin	GA	Dublin, GA	98,540	88.7%	601	6.88	Kroger	—
135	Westgate	Dublin	GA	Dublin, GA	118,938	86.4%	537	5.43	Harveys (BI-LO)	Beall's, Big Lots	The Home Depot
136	Venture Pointe	Duluth	GA	Atlanta-Sandy Springs-Roswell, GA	155,172	97.1%	1,627	10.80	—	American Signature Furniture, Ollie's Bargain Outlet, Studio Movie Grill
137	Banks Station	Fayetteville	GA	Atlanta-Sandy Springs-Roswell, GA	176,451	81.4%	1,103	8.96	Food Depot	Cinemark, Staples
138	Barrett Place	Kennesaw	GA	Atlanta-Sandy Springs-Roswell, GA	218,818	100.0%	2,088	9.54	—	Best Buy, Michaels, OfficeMax, PetSmart, Sports Authority, The Furniture Mall
139	Shops of Huntcrest	Lawrenceville	GA	Atlanta-Sandy Springs-Roswell, GA	97,040	96.7%	1,198	12.77	Publix	—
140	Mableton Walk	Mableton	GA	Atlanta-Sandy Springs-Roswell, GA	105,884	83.7%	1,044	11.78	Publix	—
141	The Village at Mableton	Mableton	GA	Atlanta-Sandy Springs-Roswell, GA	239,013	63.3%	900	6.21	—	Dollar Tree, Kmart
142	North Park	Macon	GA	Macon, GA	216,795	94.2%	1,164	5.70	Kroger	Kmart
143	Marshalls at Eastlake	Marietta	GA	Atlanta-Sandy Springs-Roswell, GA	54,976	97.1%	479	8.97	—	Marshalls
144	New Chastain Corners	Marietta	GA	Atlanta-Sandy Springs-Roswell, GA	113,079	81.3%	924	10.05	Kroger	—
145	Pavilions at Eastlake	Marietta	GA	Atlanta-Sandy Springs-Roswell, GA	157,888	86.6%	1,566	11.45	Kroger	J. Christopher's
146	Merchants Crossing (3)	Newnan	GA	Atlanta-Sandy Springs-Roswell, GA	174,059	80.0%	1,002	7.20	Kroger	—
147	Perry Marketplace	Perry	GA	Warner Robins, GA	179,973	77.0%	938	6.78	Kroger	Ace Hardware, Beall's Outlet, Peebles
148	Creekwood Village	Rex	GA	Atlanta-Sandy Springs-Roswell, GA	69,778	92.1%	518	8.05	Food Depot	—
149	Shops of Riverdale	Riverdale	GA	Atlanta-Sandy Springs-Roswell, GA	16,808	100.0%	271	16.12	Walmart Supercenter*	—
150	Holcomb Bridge Crossing	Roswell	GA	Atlanta-Sandy Springs-Roswell, GA	105,420	91.7%	899	9.30	—	PGA TOUR Superstore
151	Victory Square	Savannah	GA	Savannah, GA	122,739	98.5%	1,710	14.48	SuperTarget*	Citi Trends, Dollar Tree, Frank Theatres, Staples	The Home Depot
152	Eisenhower Square (3)	Savannah	GA	Savannah, GA	126,320	93.4%	966	8.19	Save-A-Lot	—
153	Wisteria Village (3)	Snellville	GA	Atlanta-Sandy Springs-Roswell, GA	173,152	90.4%	844	5.39	—	Hobby Lobby, Kmart
154	University Commons (3)	Statesboro	GA	Statesboro, GA	59,814	94.0%	543	9.66	—	—
155	Stockbridge Village	Stockbridge	GA	Atlanta-Sandy Springs-Roswell, GA	188,103	76.9%	1,980	13.69	Kroger	—
156	Stone Mountain Festival	Stone Mountain	GA	Atlanta-Sandy Springs-Roswell, GA	347,091	89.2%	1,746	5.64	Walmart Supercenter	Hobby Lobby
157	Wilmington Island	Wilmington Island	GA	Savannah, GA	87,818	70.9%	761	12.21	Kroger	—
158	Davenport Retail Center	Davenport	IA	Davenport-Moline-Rock Island, IA-IL	62,588	100.0%	720	11.50	SuperTarget*	Factory Card & Party Outlet, PetSmart, Staples
159	Kimberly West Shopping Center	Davenport	IA	Davenport-Moline-Rock Island, IA-IL	113,713	86.0%	579	5.92	Hy-Vee	—
160	Haymarket Mall	Des Moines	IA	Des Moines-West Des Moines, IA	241,572	96.8%	1,233	5.56	—	Burlington Coat Factory, Hobby Lobby
161	Haymarket Square	Des Moines	IA	Des Moines-West Des Moines, IA	269,705	71.6%	1,203	9.21	Dahl's Foods	Big Lots, Northern Tool + Equipment, Office Depot

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
162	Warren Plaza	Dubuque	IA	Dubuque, IA	96,339	96.7%	745	7.99	Hy-Vee	—	Target
163	Annex of Arlington	Arlington Heights	IL	Chicago-Naperville-Elgin, IL-IN-WI	193,175	93.0%	2,785	15.50	Trader Joe's	Barnes & Noble, Binny's Beverage Depot, hhgregg, Petco
164	Ridge Plaza	Arlington Heights	IL	Chicago-Naperville-Elgin, IL-IN-WI	151,643	88.8%	1,834	13.62	—	Savers, XSport Fitness	Kohl's
165	Bartonville Square	Bartonville	IL	Peoria, IL	61,678	95.7%	300	5.69	Kroger	—
166	Festival Center	Bradley	IL	Kankakee, IL	63,796	76.7%	286	5.85	—	Big Lots, Dollar General
167	Southfield Plaza	Bridgeview	IL	Chicago-Naperville-Elgin, IL-IN-WI	198,331	96.9%	2,053	10.69	Shop 'n Save	Hobby Lobby
168	Commons of Chicago Ridge	Chicago Ridge	IL	Chicago-Naperville-Elgin, IL-IN-WI	324,490	96.9%	3,877	13.28	—	Marshalls, Office Depot, The Home Depot, XSport Fitness
169	Rivercrest Shopping Center	Crestwood	IL	Chicago-Naperville-Elgin, IL-IN-WI	488,680	93.0%	5,258	12.85	Ultra Foods	Best Buy, PetSmart, Ross Dress for Less, T.J.Maxx
170	The Commons of Crystal Lake	Crystal Lake	IL	Chicago-Naperville-Elgin, IL-IN-WI	273,060	87.7%	2,550	10.65	Jewel-Osco (Albertsons)	Marshalls, Toys"R"Us	Hobby Lobby
171	Elk Grove Town Center	Elk Grove Village	IL	Chicago-Naperville-Elgin, IL-IN-WI	131,849	99.2%	2,018	15.43	Joe Caputo & Sons Fruit Market	Walgreens
172	Crossroads Centre	Fairview Heights	IL	St. Louis, MO-IL	242,198	86.7%	1,920	11.12	—	Big Lots, Hobby Lobby, T.J.Maxx
173	Frankfort Crossing Shopping Center	Frankfort	IL	Chicago-Naperville-Elgin, IL-IN-WI	114,534	89.7%	1,360	13.24	Jewel-Osco (Albertsons)	Ace Hardware
174	Freeport Plaza	Freeport	IL	Freeport, IL	87,846	100.0%	566	6.44	Cub Foods (Supervalu)	Stone's Hallmark
175	Westview Center	Hanover Park	IL	Chicago-Naperville-Elgin, IL-IN-WI	326,372	89.9%	2,604	9.19	Tony's Finer Foods	Big Lots, LA Fitness	Value City
176	The Quentin Collection	Kildeer	IL	Chicago-Naperville-Elgin, IL-IN-WI	166,742	99.1%	2,685	16.25	The Fresh Market	Best Buy, DSW, PetSmart, Stein Mart
177	Butterfield Square	Libertyville	IL	Chicago-Naperville-Elgin, IL-IN-WI	106,755	92.7%	1,470	14.85	Sunset Foods	—
178	High Point Centre	Lombard	IL	Chicago-Naperville-Elgin, IL-IN-WI	240,046	94.8%	2,413	10.61	Ultra Foods	Babies"R"Us, Office Depot
179	Marketplace at Matteson (3)	Matteson	IL	Chicago-Naperville-Elgin, IL-IN-WI	299,198	94.9%	1,880	6.62	—	Burlington Coat Factory, CW Price
180	Long Meadow Commons	Mundelein	IL	Chicago-Naperville-Elgin, IL-IN-WI	118,470	87.1%	1,524	16.06	—	—
181	Westridge Court	Naperville	IL	Chicago-Naperville-Elgin, IL-IN-WI	673,082	98.2%	7,309	11.06	—	Big Lots, buybuy BABY, Carson Pirie Scott Furniture Gallery, Gordmans, hhgregg, Hollywood Palms Cinema, Marshalls, Savers
182	Sterling Bazaar	Peoria	IL	Peoria, IL	84,438	97.2%	800	9.97	Kroger	—
183	Rollins Crossing	Round Lake Beach	IL	Chicago-Naperville-Elgin, IL-IN-WI	192,911	97.2%	1,862	16.21	—	LA Fitness, Regal Cinemas
184	Twin Oaks Shopping Center	Silvis	IL	Davenport-Moline-Rock Island, IA-IL	114,342	96.4%	709	6.43	Hy-Vee	Eye Surgeons Associates
185	Parkway Pointe	Springfield	IL	Springfield, IL	38,737	85.9%	569	17.09	—	dressbarn, Family Christian Stores, Shoe Carnival	Target, Walmart
186	Sangamon Center North	Springfield	IL	Springfield, IL	139,907	94.9%	1,228	9.25	Schnucks	U.S. Post Office
187	Fairhills Mall (3)	Springfield	IL	Springfield, IL	106,528	79.8%	517	6.08	Cub County Market	—
188	Tinley Park Plaza	Tinley Park	IL	Chicago-Naperville-Elgin, IL-IN-WI	249,954	91.5%	2,460	10.76	Walt's Fine Foods	—
189	Meridian Village Plaza	Carmel	IN	Indianapolis-Carmel-Anderson, IN	130,769	91.3%	1,011	8.47	—	Godby Home Furnishings, Ollie's Bargain Outlet
190	Columbus Center	Columbus	IN	Columbus, IN	143,703	99.5%	1,463	10.23	—	Big Lots, MC Sports, OfficeMax, T.J.Maxx	Target
191	Elkhart Plaza West	Elkhart	IN	Elkhart-Goshen, IN	81,651	93.2%	587	7.71	Martin's Super Market	CVS
192	Apple Glen Crossing	Fort Wayne	IN	Fort Wayne, IN	150,156	90.5%	1,742	16.39	Walmart Supercenter*	Best Buy, Dick's Sporting Goods, PetSmart	Kohl's
193	Elkhart Market Centre	Goshen	IN	Elkhart-Goshen, IN	363,883	97.3%	2,194	6.20	Sam's Club	Walmart
194	Marwood Plaza	Indianapolis	IN	Indianapolis-Carmel-Anderson, IN	107,080	82.1%	681	7.75	Kroger	Rainbow

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
195	Westlane Shopping Center	Indianapolis	IN	Indianapolis-Carmel-Anderson, IN	71,490	97.5%	474	6.81	Marsh Supermarket	Family Dollar
196	Valley View Plaza	Marion	IN	Marion, IN	29,974	96.0%	372	12.93	Walmart Supercenter*	Aaron's
197	Bittersweet Plaza	Mishawaka	IN	South Bend-Mishawaka, IN-MI	91,798	89.2%	682	8.32	Martin's Super Market	—
198	Lincoln Plaza	New Haven	IN	Fort Wayne, IN	103,938	59.9%	517	8.31	Kroger	—
199	Speedway Super Center	Speedway	IN	Indianapolis-Carmel-Anderson, IN	577,360	82.9%	4,028	8.83	Kroger	Kohl's, Sears Outlet, T.J.Maxx
200	Knox Plaza (3)	Vincennes	IN	Vincennes, IN	72,914	85.1%	237	3.82	—	Aaron's, Ashley Jordan's Furniture
201	Sagamore Park Centre	West Lafayette	IN	Lafayette-West Lafayette, IN	118,436	88.7%	989	9.42	Pay Less (Kroger)	—
202	Westchester Square	Lenexa	KS	Kansas City, MO-KS	164,838	80.1%	1,131	8.57	Hy-Vee	—
203	West Loop Shopping Center	Manhattan	KS	Manhattan, KS	209,454	97.3%	1,722	13.58	Dillons (Kroger)	Bellus Academy, Jo-Ann Fabric & Craft Stores, Marshalls
204	Green River Plaza	Campbellsville	KY	Campbellsville, KY	203,239	99.0%	1,318	6.55	Kroger	Burke's Outlet, Goody’s, JC Penney, Jo-Ann Fabric & Craft Stores, Tractor Supply Co.
205	Kmart Plaza	Elizabethtown	KY	Elizabethtown-Fort Knox, KY	130,466	100.0%	855	6.56	—	Kmart, Staples
206	Florence Plaza - Florence Square	Florence	KY	Cincinnati, OH-KY-IN	624,090	97.5%	5,777	12.47	Kroger	Barnes & Noble, Hobby Lobby, HomeGoods, Old Navy, Ollie's Bargain Outlet, Staples, T.J.Maxx
207	Highland Commons	Glasgow	KY	Glasgow, KY	130,466	98.2%	736	5.75	Food Lion	Kmart
208	Jeffersontown Commons	Jeffersontown	KY	Louisville/Jefferson County, KY-IN	208,374	82.9%	1,486	9.13	—	King Pin Lanes, Louisville Athletic Club
209	Mist Lake Plaza	Lexington	KY	Lexington-Fayette, KY	217,292	93.0%	1,425	7.05	—	Gabriel Brothers, Walmart
210	London Marketplace	London	KY	London, KY	169,032	100.0%	1,090	6.45	Kroger	Burke's Outlet, Kmart
211	Eastgate Shopping Center	Louisville	KY	Louisville/Jefferson County, KY-IN	174,947	96.5%	1,627	9.63	Kroger	—
212	Plainview Village	Louisville	KY	Louisville/Jefferson County, KY-IN	164,367	88.3%	1,276	9.31	Kroger	—
213	Stony Brook I & II	Louisville	KY	Louisville/Jefferson County, KY-IN	136,919	92.8%	1,654	13.01	Kroger	—
214	Towne Square North	Owensboro	KY	Owensboro, KY	163,161	100.0%	1,153	7.06	—	Books-A-Million, Hobby Lobby, Office Depot
215	Lexington Road Plaza	Versailles	KY	Lexington-Fayette, KY	197,668	100.0%	1,431	7.24	Kroger	Kmart
216	Karam Shopping Center	Lafayette	LA	Lafayette, LA	100,238	88.4%	258	2.91	Super 1 Foods	Conn's
217	Iberia Plaza	New Iberia	LA	Lafayette, LA	131,731	95.0%	705	5.63	Super 1 Foods	—
218	Lagniappe Village	New Iberia	LA	Lafayette, LA	201,360	96.9%	1,470	7.53	—	Big Lots, Citi Trends, Stage, T.J.Maxx
219	The Pines	Pineville	LA	Alexandria, LA	179,039	97.8%	1,076	6.15	Super 1 Foods	Kmart
220	Points West	Brockton	MA	Boston-Cambridge-Newton, MA-NH	139,255	84.0%	1,033	8.83	PriceRite (ShopRite)	Ocean State Job Lot
221	Burlington Square I, II & III	Burlington	MA	Boston-Cambridge-Newton, MA-NH	86,290	100.0%	2,014	23.34	—	Golf Galaxy, Pyara Aveda Spa & Salon, Staples
222	Chicopee Marketplace	Chicopee	MA	Springfield, MA	150,959	100.0%	2,479	17.01	Walmart Supercenter*	Marshalls, Staples
223	Holyoke Shopping Center	Holyoke	MA	Springfield, MA	201,875	94.8%	1,444	10.87	Super Stop & Shop (Ahold)	Ocean State Job Lot
224	WaterTower Plaza	Leominster	MA	Worcester, MA-CT	296,077	92.0%	3,735	13.71	Shaw's (Albertsons)	Ocean State Job Lot, T.J.Maxx
225	Lunenberg Crossing	Lunenburg	MA	Worcester, MA-CT	25,515	47.1%	205	17.05	Hannaford Bros. (Delhaize)*	—	Walmart
226	Lynn Marketplace	Lynn	MA	Boston-Cambridge-Newton, MA-NH	78,092	100.0%	879	11.25	Shaw's (Albertsons)	Rainbow
227	Berkshire Crossing	Pittsfield	MA	Pittsfield, MA	442,549	99.9%	3,858	19.44	Price Chopper	The Home Depot, Ulta, Walmart
228	Westgate Plaza	Westfield	MA	Springfield, MA	103,903	97.3%	1,112	11.33	—	Ocean State Job Lot, Staples, T.J.Maxx

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
229	Perkins Farm Marketplace	Worcester	MA	Worcester, MA-CT	204,038	67.9%	1,729	12.48	Super Stop & Shop (Ahold)	CW Price
230	South Plaza Shopping Center	California	MD	California-Lexington Park, MD	92,335	100.0%	1,655	17.92	—	Best Buy, Old Navy, Petco, Ross Dress for Less
231	Campus Village	College Park	MD	Washington-Arlington-Alexandria, DC-VA-MD-WV	25,529	75.3%	504	26.19	—	—
232	Fox Run	Prince Frederick	MD	Washington-Arlington-Alexandria, DC-VA-MD-WV	292,849	98.3%	3,011	10.45	Giant Food (Ahold)	Jo-Ann Fabric & Craft Stores, Kmart, Peebles
233	Liberty Plaza	Randallstown	MD	Baltimore-Columbia-Towson, MD	219,862	99.5%	2,543	11.62	Walmart Supercenter	Marshalls
234	Rising Sun Towne Centre	Rising Sun	MD	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	141,702	94.9%	1,656	12.63	Martin's Food (Ahold)	Big Lots
235	BJ's Plaza	Portland	ME	Portland-South Portland, ME	104,233	100.0%	803	7.70	BJ’s Wholesale Club	—
236	Pine Tree Shopping Center	Portland	ME	Portland-South Portland, ME	287,513	89.4%	1,721	19.44	—	Big Lots, Lowe's
237	Maple Village	Ann Arbor	MI	Ann Arbor, MI	293,525	97.3%	2,463	8.63	Plum Market	Dunham's Sports, Kmart
238	Grand Crossing	Brighton	MI	Detroit-Warren-Dearborn, MI	85,389	86.2%	703	9.56	VG's Food (SpartanNash)	ACO Hardware
239	Farmington Crossroads	Farmington	MI	Detroit-Warren-Dearborn, MI	87,391	91.8%	740	9.23	—	Dollar Tree, Ollie's Bargain Outlet, True Value
240	Silver Pointe Shopping Center	Fenton	MI	Flint, MI	163,919	79.4%	1,646	12.65	VG's Food (SpartanNash)	Dunham's Sports
241	Fremont (3)	Fremont	MI	Grand Rapids-Wyoming, MI	42,604	100.0%	227	5.33	—	Dunham's Sports, Glik's, Peebles
242	Cascade East	Grand Rapids	MI	Grand Rapids-Wyoming, MI	99,529	76.7%	562	7.37	D&W Fresh Market (SpartanNash)	—
243	Delta Center	Lansing	MI	Lansing-East Lansing, MI	186,246	95.4%	1,355	8.09	—	Bed Bath & Beyond, Gift & Bible Center, Hobby Lobby, Planet Fitness
244	Lakes Crossing	Muskegon	MI	Muskegon, MI	114,623	81.4%	1,265	14.84	—	Jo-Ann Fabric & Craft Stores, Party City	Kohl's
245	Redford Plaza	Redford	MI	Detroit-Warren-Dearborn, MI	293,827	90.4%	2,380	8.96	Kroger	Burlington Coat Factory, CW Price
246	Hampton Village Centre	Rochester Hills	MI	Detroit-Warren-Dearborn, MI	454,719	98.8%	5,430	15.87	—	Best Buy, Emagine Theatre, Kohl's, T.J.Maxx	Target
247	Fashion Corners	Saginaw	MI	Saginaw, MI	187,832	96.6%	1,767	9.74	—	Bed Bath & Beyond, Best Buy, Dunham's Sports
248	Green Acres	Saginaw	MI	Saginaw, MI	281,646	79.1%	1,486	10.91	Kroger	Ollie's Bargain Outlet, Planet Fitness
249	Hall Road Crossing	Shelby Township	MI	Detroit-Warren-Dearborn, MI	175,503	100.0%	2,268	12.92	—	Gander Mountain, Michaels, Old Navy, T.J.Maxx
250	Southfield Plaza	Southfield	MI	Detroit-Warren-Dearborn, MI	106,948	70.1%	818	10.90	—	Dollar Castle, Planet Fitness	Burlington Coat Factory
251	18 Ryan	Sterling Heights	MI	Detroit-Warren-Dearborn, MI	101,709	100.0%	1,419	13.95	VG's Food (SpartanNash)	O'Reilly Auto Parts, Planet Fitness
252	Delco Plaza	Sterling Heights	MI	Detroit-Warren-Dearborn, MI	154,853	100.0%	885	5.72	—	Babies"R"Us, Bed Bath & Beyond, Dunham's Mega Sports
253	Grand Traverse Crossing	Traverse City	MI	Traverse City, MI	412,755	96.9%	2,642	27.52	Walmart Supercenter	Books-A-Million, The Home Depot
254	West Ridge	Westland	MI	Detroit-Warren-Dearborn, MI	163,131	75.6%	850	6.89	—	Bargain Club, Office Solutions, The Tile Shop	Burlington Coat Factory, Target
255	Westland Crossing (3)	Westland	MI	Detroit-Warren-Dearborn, MI	141,738	75.6%	791	7.38	—	Planet Fitness	Toys"R"Us
256	Roundtree Place	Ypsilanti	MI	Ann Arbor, MI	246,620	99.2%	1,647	6.73	—	Ollie's Bargain Outlet, Walmart
257	Washtenaw Fountain Plaza	Ypsilanti	MI	Ann Arbor, MI	123,390	89.2%	719	6.53	Save-A-Lot	Dollar Tree, Dunham's Sports, Planet Fitness
258	Southport Centre I - VI	Apple Valley	MN	Minneapolis-St. Paul-Bloomington, MN-WI	124,937	100.0%	2,020	16.17	SuperTarget*	Best Buy, Dollar Tree, Walgreens
259	Austin Town Center	Austin	MN	Austin, MN	110,680	96.5%	744	6.97	ALDI	Jo-Ann Fabric & Craft Stores, Staples	Target

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
260	Central Valu Center (3)	Columbia Heights	MN	Minneapolis-St. Paul-Bloomington, MN-WI	126,665	100.0%	897	7.08	Rainbow Foods (Roundy's)	Slumberland Clearance Center
261	Burning Tree Plaza	Duluth	MN	Duluth, MN-WI	182,969	97.0%	1,784	10.05	—	Best Buy, Dunham's Sports, T.J.Maxx
262	Elk Park Center	Elk River	MN	Minneapolis-St. Paul-Bloomington, MN-WI	204,992	94.9%	1,913	9.99	Cub Foods (Jerry's Foods)	OfficeMax
263	Westwind Plaza	Minnetonka	MN	Minneapolis-St. Paul-Bloomington, MN-WI	87,942	100.0%	1,227	13.95	Cub Foods (Supervalu)*	—
264	Richfield Hub & West Shopping Center	Richfield	MN	Minneapolis-St. Paul-Bloomington, MN-WI	215,334	82.0%	2,104	11.92	Rainbow Foods (Roundy's)	Marshalls, Michaels
265	Terrace Center (3)	Robbinsdale	MN	Minneapolis-St. Paul-Bloomington, MN-WI	135,023	33.9%	285	6.21	—	Northern Memorial Medical Center
266	Roseville Center	Roseville	MN	Minneapolis-St. Paul-Bloomington, MN-WI	76,894	79.8%	861	14.02	Rainbow Foods (Roundy's)*	Dollar Tree, Hancock Fabrics
267	Marketplace @ 42	Savage	MN	Minneapolis-St. Paul-Bloomington, MN-WI	117,873	96.5%	1,481	13.29	Rainbow Foods (Roundy's)	—
268	Sun Ray Shopping Center	St. Paul	MN	Minneapolis-St. Paul-Bloomington, MN-WI	290,392	88.1%	2,227	11.72	Cub Foods (Supervalu)	Blast Fitness, T.J.Maxx, Valu Thrift Store
269	White Bear Hills Shopping Center	White Bear Lake	MN	Minneapolis-St. Paul-Bloomington, MN-WI	73,095	100.0%	691	9.45	Festival Foods	Dollar Tree
270	Ellisville Square	Ellisville	MO	St. Louis, MO-IL	148,940	89.5%	1,119	8.40	—	Kmart, Lukas Liquors
271	Clocktower Place	Florissant	MO	St. Louis, MO-IL	207,317	91.2%	1,311	7.05	ALDI	Florissant Furniture & Rug Gallery, Office Depot, Ross Dress for Less
272	Prospect Plaza (3)	Gladstone	MO	Kansas City, MO-KS	190,006	92.8%	1,386	7.86	Price Chopper	Hobby Lobby, Salvation Army
273	Hub Shopping Center	Independence	MO	Kansas City, MO-KS	160,423	92.9%	795	5.69	Price Chopper	—
274	Watts Mill Plaza	Kansas City	MO	Kansas City, MO-KS	161,717	100.0%	1,502	9.29	Price Chopper	Ace Hardware
275	Liberty Corners	Liberty	MO	Kansas City, MO-KS	124,808	100.0%	966	7.74	Price Chopper	Rainbow
276	Maplewood Square	Maplewood	MO	St. Louis, MO-IL	71,590	88.6%	428	6.75	Shop 'n Save (Supervalu)	—
277	Clinton Crossing	Clinton	MS	Jackson, MS	112,148	92.1%	947	9.46	Kroger	—
278	County Line Plaza	Jackson	MS	Jackson, MS	221,127	66.8%	1,823	12.33	—	Conn's, Office Depot
279	Jacksonian Plaza	Jackson	MS	Jackson, MS	73,041	82.5%	337	5.75	Kroger*	Books-A-Million, Office Depot
280	Stateline Square (2)(3)	Southaven	MS	Memphis, TN-MS-AR	174,152	100.0%	978	5.61	—	Burlington Coat Factory, Essex Bargain Hunt, Home Décor Liquidators
281	Devonshire Place	Cary	NC	Raleigh, NC	106,691	100.0%	1,425	24.81	—	Dollar Tree, Golf Galaxy, REI
282	McMullen Creek Market	Charlotte	NC	Charlotte-Concord-Gastonia, NC-SC	283,238	77.1%	2,578	11.80	Walmart Neighborhood Market	Burlington Coat Factory
283	The Commons at Chancellor Park	Charlotte	NC	Charlotte-Concord-Gastonia, NC-SC	348,604	81.6%	1,865	10.42	—	Big Lots, The Home Depot, Value City Furniture
284	Parkwest Crossing	Durham	NC	Durham-Chapel Hill, NC	85,602	93.2%	811	10.16	Food Lion	Dollar Tree
285	Macon Plaza	Franklin	NC	—	92,787	86.9%	432	5.37	BI-LO	Peebles
286	Garner Towne Square	Garner	NC	Raleigh, NC	184,347	91.4%	2,008	11.92	Kroger	OfficeMax, PetSmart	Target, The Home Depot
287	Franklin Square	Gastonia	NC	Charlotte-Concord-Gastonia, NC-SC	318,435	88.8%	2,920	11.58	Walmart Supercenter*	Bed Bath & Beyond, Best Buy, Michaels, Office Max, Ross Dress for Less
288	Wendover Place	Greensboro	NC	Greensboro-High Point, NC	406,768	97.2%	4,515	11.42	—	Babies"R"Us, Christmas Tree Shops, Dick's Sporting Goods, Kohl's, Michaels, Old Navy, PetSmart, Ross Dress for Less	Target
289	University Commons	Greenville	NC	Greenville, NC	233,153	98.7%	2,954	12.83	Harris Teeter (Kroger)	A.C. Moore, Barnes & Noble, T.J.Maxx	Target
290	Valley Crossing	Hickory	NC	Hickory-Lenoir-Morganton, NC	191,431	84.2%	1,376	8.54	—	Academy Sports + Outdoors, Harbor Freight Tools, Ollie's Bargain Outlet

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
291	Longview Crossing (3)	Hickory	NC	Hickory-Lenoir-Morganton, NC	40,598	88.2%	168	4.69	Food Lion	—
292	Kinston Pointe	Kinston	NC	Kinston, NC	250,580	98.3%	819	13.52	Walmart Supercenter	Dollar Tree
293	Magnolia Plaza	Morganton	NC	Hickory-Lenoir-Morganton, NC	104,539	47.7%	337	6.77	Ingles	—	Walmart
294	Roxboro Square	Roxboro	NC	Durham-Chapel Hill, NC	97,226	97.2%	1,212	13.70	—	Person County Health & Human Services
295	Innes Street Market	Salisbury	NC	Charlotte-Concord-Gastonia, NC-SC	349,425	98.7%	3,638	10.55	Food Lion	Lowe's, Marshalls, Old Navy, PetSmart, Staples, Tinseltown
296	Salisbury Marketplace	Salisbury	NC	Charlotte-Concord-Gastonia, NC-SC	79,732	72.8%	633	10.91	Food Lion	Family Dollar
297	Siler Crossing (3)	Siler City	NC	Durham-Chapel Hill, NC	132,639	78.0%	400	3.86	—	Belk, Kimbrell's Furniture, Tractor Supply Co.
298	Crossroads	Statesville	NC	Charlotte-Concord-Gastonia, NC-SC	340,189	96.7%	1,856	5.64	Walmart Supercenter	Big Lots, Burke's Outlet, Tractor Supply
299	Thomasville Crossing (3)	Thomasville	NC	Winston-Salem, NC	78,509	74.8%	552	9.40	Just$ave	Rite Aid
300	Anson Station	Wadesboro	NC	Charlotte-Concord-Gastonia, NC-SC	132,353	65.5%	571	6.58	Food Lion	Goody's, Tractor Supply Co.
301	New Centre Market	Wilmington	NC	Wilmington, NC	143,762	92.6%	1,640	12.68	—	Marshalls, OfficeMax, PetSmart	Target
302	University Commons	Wilmington	NC	Wilmington, NC	235,345	97.6%	3,129	13.63	Lowes Foods	A.C. Moore, HomeGoods, T.J.Maxx
303	Whitaker Square	Winston Salem	NC	Winston-Salem, NC	82,760	94.8%	1,006	12.82	Harris Teeter (Kroger)	Rugged Wearhouse
304	Parkway Plaza	Winston-Salem	NC	Winston-Salem, NC	283,830	91.6%	2,748	11.12	Super Compare Foods	Big Lots, Citi Trends, Office Depot
305	Stratford Commons	Winston-Salem	NC	Winston-Salem, NC	72,308	83.8%	867	14.32	—	Golf Galaxy, Mattress Firm, OfficeMax
306	Bedford Grove	Bedford	NH	Manchester-Nashua, NH	216,941	100.0%	2,011	20.55	Hannaford Bros. (Delhaize)	Walmart
307	Capitol Shopping Center	Concord	NH	Concord, NH	182,887	100.0%	1,747	9.78	DeMoulas Supermarkets	Burlington Coat Factory, Jo-Ann Fabric & Craft Stores, Marshalls
308	Willow Springs Plaza	Nashua	NH	Manchester-Nashua, NH	131,248	100.0%	2,078	17.26	—	JC Penney, Jordan's Warehouse, NAMCO, Petco	The Home Depot
309	Seacoast Shopping Center	Seabrook	NH	Boston-Cambridge-Newton, MA-NH	91,690	92.1%	1,057	12.51	—	Jo-Ann Fabric & Craft Stores	Walmart
310	Tri-City Plaza	Somersworth	NH	Boston-Cambridge-Newton, MA-NH	146,947	85.2%	1,029	8.22	DeMoulas Supermarkets	T.J.Maxx
311	Laurel Square	Brick	NJ	New York-Newark-Jersey City, NY-NJ-PA	246,235	91.7%	1,792	7.94	Pathmark (A&P)	Kmart
312	the Shoppes at Cinnaminson	Cinnaminson	NJ	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	297,862	99.4%	4,252	21.66	ShopRite	Burlington Coat Factory, Ross Dress For Less
313	A&P Fresh Market	Clark	NJ	New York-Newark-Jersey City, NY-NJ-PA	52,812	100.0%	1,357	25.70	A&P Fresh	—
314	Collegetown Shopping Center	Glassboro	NJ	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	250,515	93.6%	1,908	8.14	—	Kmart, LA Fitness, Staples
315	Hamilton Plaza-Kmart Plaza	Hamilton	NJ	Trenton, NJ	148,919	96.7%	1,002	6.96	—	Kmart
316	Bennetts Mills Plaza	Jackson	NJ	New York-Newark-Jersey City, NY-NJ-PA	127,230	89.2%	1,428	30.79	Super Stop & Shop (Ahold)	—
317	Lakewood Plaza	Lakewood	NJ	New York-Newark-Jersey City, NY-NJ-PA	203,547	97.1%	2,921	14.77	ShopRite	—
318	Marlton Crossing	Marlton	NJ	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	333,255	97.4%	4,988	15.37	—	Burlington Coat Factory, DSW, HomeGoods, T.J.Maxx
319	Middletown Plaza	Middletown	NJ	New York-Newark-Jersey City, NY-NJ-PA	197,466	100.0%	3,653	18.50	ShopRite	—
320	Old Bridge Gateway	Old Bridge	NJ	New York-Newark-Jersey City, NY-NJ-PA	235,995	89.1%	3,274	15.56	—	Marshalls, Pep Boys, Robert Wood Johnson Fitness
321	Morris Hills Shopping Center	Parsippany	NJ	New York-Newark-Jersey City, NY-NJ-PA	159,230	91.4%	2,537	22.83	—	Blink Fitness (Equinox), Clearview Cinema Group, HomeGoods, Marshalls

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
322	Rio Grande Plaza	Rio Grande	NJ	Ocean City, NJ	141,355	97.0%	1,562	11.38	ShopRite*	JC Penney, Peebles, PetSmart
323	Ocean Heights Shopping Center	Somers Point	NJ	Atlantic City-Hammonton, NJ	179,199	98.3%	3,093	17.55	ShopRite	Staples
324	ShopRite Supermarket	Springfield	NJ	New York-Newark-Jersey City, NY-NJ-PA	32,209	100.0%	389	12.09	ShopRite	—
325	Tinton Falls Plaza	Tinton Falls	NJ	New York-Newark-Jersey City, NY-NJ-PA	98,410	81.1%	1,229	15.40	A&P*	Dollar Tree, WOW! Fitness
326	Cross Keys Commons	Turnersville	NJ	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	216,428	90.3%	2,976	15.23	Walmart Supercenter*	Marshalls, Ross Dress for Less
327	Dover Park Plaza	Yardville	NJ	Trenton, NJ	56,808	80.1%	698	15.34	—	CVS, Dollar Buys
328	St Francis Plaza	Santa Fe	NM	Santa Fe, NM	35,800	100.0%	406	11.33	Whole Foods Market	Walgreens
329	Smith's	Socorro	NM	—	48,000	100.0%	506	10.54	Smith's (Kroger)	—
330	Galleria Commons	Henderson	NV	Las Vegas-Henderson-Paradise, NV	275,011	91.7%	2,628	10.42	—	Babies"R"Us, Burlington Coat Factory, Stein Mart, T.J.Maxx
331	Montecito Marketplace (2)	Las Vegas	NV	Las Vegas-Henderson-Paradise, NV	190,434	100.0%	3,648	19.16	Smith's (Kroger)	T.J.Maxx
332	Renaissance Center East	Las Vegas	NV	Las Vegas-Henderson-Paradise, NV	144,216	75.0%	1,289	11.91	—	Savers
333	Parkway Plaza	Carle Place	NY	New York-Newark-Jersey City, NY-NJ-PA	89,704	96.0%	2,244	26.07	—	Minado, Stew Leonard's Wines, T.J.Maxx
334	Kmart Plaza	Dewitt	NY	Syracuse, NY	115,500	94.7%	561	22.09	—	Kmart, OfficeMax
335	Unity Plaza	East Fishkill	NY	New York-Newark-Jersey City, NY-NJ-PA	67,462	100.0%	1,383	20.50	A&P Fresh	—
336	Suffolk Plaza	East Setauket	NY	New York-Newark-Jersey City, NY-NJ-PA	84,480	98.1%	1,019	12.30	Waldbaum's (A&P)	—	Kohl's
337	Three Village Shopping Center	East Setauket	NY	New York-Newark-Jersey City, NY-NJ-PA	77,458	99.1%	1,789	23.32	King Kullen	Ace Hardware
338	Elmira Plaza (3)	Elmira	NY	Elmira, NY	50,803	100.0%	223	4.38	—	Big Lots, Dollar General, Rent Way
339	Stewart Plaza	Garden City	NY	New York-Newark-Jersey City, NY-NJ-PA	193,622	90.9%	2,678	15.22	—	Burlington Coat Factory, K&G Men's Center
340	Genesee Valley Shopping Center	Geneseo	NY	Rochester, NY	191,284	95.0%	1,669	9.46	Wegmans	Tractor Supply Co.
341	Pyramid Mall (3)	Geneva	NY	Rochester, NY	199,363	34.1%	494	7.69	—	Big Lots
342	McKinley Plaza	Hamburg	NY	Buffalo-Cheektowaga-Niagara Falls, NY	93,144	97.9%	1,243	13.64	Wegmans*	A.C. Moore, T.J.Maxx
343	Dalewood I, II & III Shopping Center	Hartsdale	NY	New York-Newark-Jersey City, NY-NJ-PA	191,441	100.0%	5,742	30.64	H-Mart, Mrs. Green's Natural Market	Christmas Tree Shops, Mrs. Green's Natural Market, T.J.Maxx
344	Hornell Plaza	Hornell	NY	Corning, NY	253,335	98.5%	1,984	7.95	Wegmans	Walmart
345	Cayuga Mall	Ithaca	NY	Ithaca, NY	204,830	96.7%	1,585	8.01	—	Jo-Ann Fabric & Craft Stores, Party City, Rite Aid, T.J.Maxx, True Value
346	Kings Park Shopping Center	Kings Park	NY	New York-Newark-Jersey City, NY-NJ-PA	71,940	96.4%	1,337	19.27	Key Food Marketplace	T.J.Maxx
347	Falcaro's Plaza	Lawrence	NY	New York-Newark-Jersey City, NY-NJ-PA	61,118	98.1%	1,114	18.58	—	Advance Auto Parts, OfficeMax
348	Shops at Seneca Mall	Liverpool	NY	Syracuse, NY	231,024	66.7%	709	4.60	—	Big Lots, Kmart
349	A & P Mamaroneck	Mamaroneck	NY	New York-Newark-Jersey City, NY-NJ-PA	24,978	100.0%	177	—	A&P	—
350	Village Square	Mamaroneck	NY	New York-Newark-Jersey City, NY-NJ-PA	17,000	100.0%	553	32.50	Trader Joe's	—
351	Sunshine Square	Medford	NY	New York-Newark-Jersey City, NY-NJ-PA	223,322	98.1%	2,814	12.84	Super Stop & Shop (Ahold)	Planet Fitness, Savers
352	Wallkill Plaza	Middletown	NY	New York-Newark-Jersey City, NY-NJ-PA	209,960	85.2%	1,751	10.14	—	Ashley Furniture, Big Lots, Hobby Lobby
353	Monroe ShopRite Plaza	Monroe	NY	New York-Newark-Jersey City, NY-NJ-PA	121,850	98.5%	1,735	14.45	ShopRite	Retro Fitness, Rite Aid, U.S. Post Office
354	Rockland Plaza	Nanuet	NY	New York-Newark-Jersey City, NY-NJ-PA	252,537	95.1%	5,885	24.50	A Matter of Health	Barnes & Noble, Marshalls, Modell's Sporting Goods, Petco
355	North Ridge Plaza	New Rochelle	NY	New York-Newark-Jersey City, NY-NJ-PA	40,991	77.7%	1,135	35.62	—	Harmon Discount
356	Nesconset Shopping Center	Port Jefferson Station	NY	New York-Newark-Jersey City, NY-NJ-PA	122,996	97.4%	2,243	18.71	—	Dollar Tree, HomeGoods

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
357	Port Washington	Port Washington	NY	New York-Newark-Jersey City, NY-NJ-PA	19,600	100.0%	112	5.69	North Shore Farms	—
358	Roanoke Plaza	Riverhead	NY	New York-Newark-Jersey City, NY-NJ-PA	99,131	100.0%	1,660	16.75	Best Yet Market	CVS, T.J.Maxx
359	Rockville Centre	Rockville Centre	NY	New York-Newark-Jersey City, NY-NJ-PA	44,131	100.0%	810	18.36	—	HomeGoods, Rite Aid
360	Mohawk Acres	Rome	NY	Utica-Rome, NY	159,701	90.2%	1,481	10.29	Price Chopper	—
361	College Plaza	Selden	NY	New York-Newark-Jersey City, NY-NJ-PA	175,682	96.6%	2,642	15.57	ShopRite	Blink Fitness (Equinox), Bob's Stores, Rite Aid
362	Campus Plaza	Vestal	NY	Binghamton, NY	160,744	95.8%	1,624	10.55	—	Olum's Furniture & Appliances, Staples
363	Parkway Plaza	Vestal	NY	Binghamton, NY	204,954	100.0%	2,068	10.09	PriceRite (ShopRite)	Bed Bath & Beyond, Kohl's, PetSmart	Target
364	Shoppes at Vestal	Vestal	NY	Binghamton, NY	92,328	100.0%	1,392	15.07	—	HomeGoods, Michaels, Old Navy
365	Town Square Mall	Vestal	NY	Binghamton, NY	293,080	99.4%	4,453	15.29	Sam's Club*, Walmart Supercenter*	Barnes & Noble, Dick's Sporting Goods, Lowes Cinemas, T.J.Maxx
366	The Plaza at Salmon Run	Watertown	NY	Watertown-Fort Drum, NY	68,761	100.0%	690	10.03	Hannaford Bros. (Delhaize)	Pier 1 Imports
367	Highridge Plaza	Yonkers	NY	New York-Newark-Jersey City, NY-NJ-PA	88,501	95.5%	1,737	20.55	Pathmark (A&P)	—
368	Brunswick Town Center	Brunswick	OH	Cleveland-Elyria, OH	138,407	95.2%	1,754	13.31	Giant Eagle	—	The Home Depot
369	30th Street Plaza	Canton	OH	Canton-Massillon, OH	157,055	89.1%	1,444	10.32	Giant Eagle, Marc's	—
370	Brentwood Plaza	Cincinnati	OH	Cincinnati, OH-KY-IN	227,952	95.2%	2,172	10.48	Kroger	Conway
371	Delhi Shopping Center	Cincinnati	OH	Cincinnati, OH-KY-IN	169,603	87.8%	1,318	9.06	Kroger	Salvation Army
372	Harpers Station	Cincinnati	OH	Cincinnati, OH-KY-IN	244,243	93.7%	2,807	12.27	Fresh Thyme Farmers Market	HomeGoods, LA Fitness, Stein Mart, T.J.Maxx
373	Western Hills Plaza	Cincinnati	OH	Cincinnati, OH-KY-IN	314,754	100.0%	3,665	11.97	—	Bed Bath & Beyond, Michaels, Sears, Staples, T.J.Maxx	Target
374	Western Village	Cincinnati	OH	Cincinnati, OH-KY-IN	115,116	100.0%	1,068	9.28	Kroger	—
375	Crown Point	Columbus	OH	Columbus, OH	147,275	91.5%	1,219	9.04	Kroger	—
376	Greentree Shopping Center	Columbus	OH	Columbus, OH	130,712	81.2%	1,052	10.73	Kroger	—
377	Karl Plaza (3)	Columbus	OH	Columbus, OH	100,626	85.3%	549	6.39	—	Staples, Super Seafood Buffet
378	Brandt Pike Place	Dayton	OH	Dayton, OH	17,900	88.8%	131	8.25	Kroger*	—
379	South Towne Centre	Dayton	OH	Dayton, OH	331,797	96.4%	4,109	13.81	Health Foods Unlimited	Burlington Coat Factory, Christmas Tree Shops, Jo-Ann Fabric & Craft Stores, Value City Furniture
380	The Vineyards	Eastlake	OH	Cleveland-Elyria, OH	144,820	88.5%	751	5.86	Good Cents Grocery + More (Giant Eagle)	Harbor Freight Tools	Walmart
381	Midway Market Square	Elyria	OH	Cleveland-Elyria, OH	232,252	86.0%	2,310	11.56	Giant Eagle	Dick's Sporting Goods, Jo-Ann Fabric & Craft Stores	Target, The Home Depot
382	Midway Crossing (3)	Elyria	OH	Cleveland-Elyria, OH	179,646	61.5%	817	9.11	—	Jo-Ann Fabric & Craft Stores, Planet Fitness	Toys"R"Us
383	Southland Shopping Center	Middleburg Heights	OH	Cleveland-Elyria, OH	684,559	94.0%	6,099	9.48	BJ's Wholesale Club, Giant Eagle, Marc's	Burlington Coat Factory, Cleveland Furniture Bank, Jo-Ann Fabric & Craft Stores, Marshalls
384	Napoleon Center (3)	Napoleon	OH	—	60,795	74.6%	308	6.79	Chief Supermarket	—
385	Tops Plaza	North Olmsted	OH	Cleveland-Elyria, OH	70,003	100.0%	1,053	15.05	—	Ollie's Bargain Outlet, Sears Outlet
386	Tops Plaza	North Ridgeville	OH	Cleveland-Elyria, OH	60,830	87.5%	773	14.51	—	Pat Catan's Craft Centers
387	Great Eastern Shopping Plaza (3)	Northwood	OH	Toledo, OH	339,394	36.6%	542	4.37	—	—
388	Surrey Square Mall	Norwood	OH	Cincinnati, OH-KY-IN	173,656	96.6%	2,044	24.48	Kroger	Marshalls
389	Market Place	Piqua	OH	Dayton, OH	182,824	92.5%	644	6.78	Kroger	Roses

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
390	Brice Park	Reynoldsburg	OH	Columbus, OH	158,565	77.0%	1,015	10.08	—	Ashley Furniture, Michaels
391	Streetsboro Crossing	Streetsboro	OH	Akron, OH	89,436	100.0%	674	7.54	Giant Eagle	—	Lowe's
392	Miracle Mile Shopping Plaza	Toledo	OH	Toledo, OH	318,174	71.3%	1,422	6.27	Kroger	Big Lots
393	Southland Shopping Plaza	Toledo	OH	Toledo, OH	290,892	83.2%	1,508	6.23	Kroger	Big Lots, Planet Fitness, Shopper's World
394	Alexis Park (3)	Toledo	OH	Toledo, OH	258,942	57.6%	603	4.04	—	Ollie's Bargain Outlet, Stormin' Norman's
395	Wadsworth Crossings	Wadsworth	OH	Cleveland-Elyria, OH	108,164	94.1%	1,560	15.33	—	Bed Bath & Beyond, MC Sports, OfficeMax, Petco	Kohl's, Lowe's, Target
396	Northgate Plaza	Westerville	OH	Columbus, OH	12,819	100.0%	196	15.26	Kroger*	—	The Home Depot
397	Marketplace	Tulsa	OK	Tulsa, OK	186,851	100.0%	1,742	9.32	—	Conn's, Drysdales, PetSmart	Best Buy, JC Penney Home Store
398	Village West	Allentown	PA	Allentown-Bethlehem-Easton, PA-NJ	140,490	99.4%	2,298	16.47	Giant Food (Ahold)	—
399	Park Hills Plaza	Altoona	PA	Altoona, PA	279,746	92.3%	1,903	7.37	Weis Markets	Dunham's Sports, Petco, Toys"R"Us
400	Bensalem Square	Bensalem	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	70,378	100.0%	649	9.22	Redner's Warehouse Market	—
401	Bethel Park	Bethel Park	PA	Pittsburgh, PA	218,714	100.0%	1,690	8.48	Giant Eagle	Walmart
402	Bethlehem Square	Bethlehem	PA	Allentown-Bethlehem-Easton, PA-NJ	389,450	100.0%	3,623	9.30	Giant Food (Ahold)	The Home Depot, T.J.Maxx, Walmart
403	Lehigh Shopping Center	Bethlehem	PA	Allentown-Bethlehem-Easton, PA-NJ	378,353	94.1%	3,079	10.78	Giant Food (Ahold)	Big Lots, Mega Marshalls, PetSmart, Staples, Wells Fargo
404	Boyertown Shopping Center	Boyertown	PA	Reading, PA	83,229	73.2%	636	10.44	—	Advance Auto Parts, Big Lots, CVS
405	Bristol Park	Bristol	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	276,653	98.8%	2,384	8.72	Walmart Supercenter	Ollie's Bargain Outlet
406	Bristol Plaza (3)	Bristol	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	145,356	36.1%	427	8.12	—	Big Lots
407	Chalfont Village Shopping Center	Chalfont	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	46,051	82.4%	443	11.69	—	—
408	New Britain Village Square	Chalfont	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	143,716	95.7%	2,326	16.91	Giant Food (Ahold)	—
409	Collegeville Shopping Center	Collegeville	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	110,696	44.1%	741	15.20	—	Pep Boys
410	Whitemarsh Shopping Center	Conshohocken	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	67,476	100.0%	1,350	20.01	Giant Food (Ahold)	Wine & Spirits Shoppe
411	Valley Fair	Devon	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	105,086	98.9%	970	9.33	—	Chuck E. Cheese's, Mealey's Furniture
412	Dickson City Crossings	Dickson City	PA	Scranton--Wilkes-Barre--Hazleton, PA	301,462	100.0%	3,087	15.61	—	Dick's Sporting Goods, hhgregg, PetSmart, The Home Depot, T.J.Maxx
413	Dillsburg Shopping Center	Dillsburg	PA	York-Hanover, PA	153,088	100.0%	1,900	12.64	Giant Food (Ahold)	Tractor Supply Co.
414	Barn Plaza	Doylestown	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	237,681	99.3%	3,211	13.61	—	Kohl's, Marshalls, Regal Cinemas
415	Pilgrim Gardens	Drexel Hill	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	79,252	88.9%	1,014	14.40	—	Dollar Tree, Ross Dress for Less
416	Market Street Square (3)	Elizabethtown	PA	Lancaster, PA	169,856	100.0%	1,384	8.15	Weis Markets	Kmart
417	Gilbertsville Shopping Center	Gilbertsville	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	85,748	82.6%	642	9.05	Weis Markets	—
418	Mount Carmel Plaza	Glenside	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	14,504	89.7%	152	11.67	—	SGS Paper
419	Kline Plaza	Harrisburg	PA	Harrisburg-Carlisle, PA	220,288	89.8%	1,769	8.94	Giant Food (Ahold)	The Dept. of Health
420	Johnstown Galleria Outparcel (3)	Johnstown	PA	Johnstown, PA	61,968	100.0%	455	7.34	—	Chuck E. Cheese's, Dunham's Sports, Staples
421	New Garden Shopping Center	Kennett Square	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	145,170	89.3%	931	7.35	—	Big Lots, Ollie's Bargain Outlet

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
422	Stone Mill Plaza	Lancaster	PA	Lancaster, PA	106,736	100.0%	1,266	11.86	Giant Food (Ahold)	Majik Rent-To-Own
423	Woodbourne Square	Langhorne	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	29,821	80.9%	481	19.93	—	—
424	North Penn Market Place	Lansdale	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	58,358	60.6%	648	18.34	Weis Markets*	—
425	New Holland Shopping Center	New Holland	PA	Lancaster, PA	65,878	88.0%	416	7.17	Amelia's Grocery Outlet	Family Dollar
426	Village at Newtown	Newtown	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	177,181	96.3%	4,074	23.87	McCaffrey's	—
427	Cherry Square	Northampton	PA	Allentown-Bethlehem-Easton, PA-NJ	75,005	92.8%	649	9.33	Redner's Warehouse Market	—
428	Ivyridge	Philadelphia	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	107,318	97.9%	2,216	21.09	SuperFresh (A&P)	—
429	Roosevelt Mall	Philadelphia	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	561,642	97.5%	6,802	29.61	—	Macy's, Modell's Sporting Goods, Ross Dress For Less
430	Shoppes at Valley Forge	Phoenixville	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	176,676	97.6%	1,255	7.27	Redner's Warehouse Market	French Creek Outfitters, Staples
431	Plymouth Plaza	Plymouth Meeting	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	33,813	95.8%	979	30.21	—	Clear Wireless, Medical Rehabilitation Centers of Pennsylvania
432	County Line Plaza	Souderton	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	154,758	91.6%	1,405	10.33	Bottom Dollar Food (Delhaize)	Planet Fitness, VF Outlet
433	69th Street Plaza	Upper Darby	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	41,711	100.0%	383	9.19	Pathmark (A&P)*	EZ Bargains, Rent-A-Center, Super Dollar City
434	Warminster Towne Center	Warminster	PA	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	237,152	100.0%	3,291	15.06	ShopRite	A.C. Moore, PetSmart, Ross Dress for Less
435	Shops at Prospect	West Hempfield	PA	Lancaster, PA	63,392	94.1%	681	11.42	Musser's Markets	Hallmark	Kmart
436	Whitehall Square	Whitehall	PA	Allentown-Bethlehem-Easton, PA-NJ	315,192	97.5%	3,307	10.76	Redner's Warehouse Market	Mealey's Furniture, Ross Dress for Less, Sports Authority
437	Wilkes-Barre Township Marketplace	Wilkes-Barre	PA	Scranton--Wilkes-Barre--Hazleton, PA	307,610	97.4%	1,975	28.68	Walmart Supercenter	—
438	Hunt River Commons	North Kingstown	RI	Providence-Warwick, RI-MA	148,126	97.4%	1,435	9.95	Super Stop & Shop (Ahold)	Marshalls, Ocean State Job Lot
439	Belfair Towne Village	Bluffton	SC	Hilton Head Island-Bluffton-Beaufort, SC	166,639	93.7%	2,139	13.69	Kroger	Stein Mart
440	Park Centre (3)	Columbia	SC	Columbia, SC	226,705	88.0%	1,000	5.01	—	BCBS of SC, Roundabouts Consignments
441	Milestone Plaza	Greenville	SC	Greenville-Anderson-Mauldin, SC	89,721	90.6%	1,222	15.03	BI-LO	—
442	Circle Center	Hilton Head	SC	Hilton Head Island-Bluffton-Beaufort, SC	65,213	93.0%	709	11.69	BI-LO	—
443	Island Plaza	James Island	SC	Charleston-North Charleston, SC	171,224	99.3%	1,260	7.41	Food Lion	Burke's Outlet, Dollar Tree, Gold's Gym
444	Lexington Town Square (3)	Lexington	SC	Columbia, SC	75,763	77.6%	367	6.24	Food Lion	Dollar General, Musician Supply	Kmart
445	Festival Centre	North Charleston	SC	Charleston-North Charleston, SC	325,347	74.5%	1,415	5.92	—	Fred's, Intercontinental Hotels Group, World Overcomers Ministries
446	Remount Village Shopping Center	North Charleston	SC	Charleston-North Charleston, SC	60,238	79.0%	432	9.09	BI-LO	—
447	Fairview Corners I & II	Simpsonville	SC	Greenville-Anderson-Mauldin, SC	131,002	98.5%	1,767	13.70	—	Ross Dress for Less, T.J.Maxx	Target
448	Hillcrest	Spartanburg	SC	Spartanburg, SC	385,609	80.3%	3,212	11.04	Publix	Carmike Cinema, Marshalls, Office Depot, Petco, Ross Dress for Less, Stein Mart
449	Shoppes at Hickory Hollow	Antioch	TN	Nashville-Davidson--Murfreesboro--Franklin, TN	144,469	82.0%	1,293	10.91	Kroger	Citi Trends
450	Congress Crossing	Athens	TN	Athens, TN	180,305	96.7%	1,400	8.03	—	Dunham's Sports, Kmart
451	East Ridge Crossing	Chattanooga	TN	Chattanooga, TN-GA	58,950	94.9%	602	10.76	Food Lion	—

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
452	Germantown Square (2)(3)	Cordova	TN	Memphis, TN-MS-AR	136,457	100.0%	1,636	11.99	—	Incredible Pizza Company, L'Ecole Culinaire
453	Watson Glen Shopping Center	Franklin	TN	Nashville-Davidson--Murfreesboro--Franklin, TN	265,027	96.8%	2,078	8.17	ALDI	Big Lots, Franklin Athletic Club, Kmart, Trees n Trends
454	Williamson Square	Franklin	TN	Nashville-Davidson--Murfreesboro--Franklin, TN	329,242	96.2%	2,611	8.24	Kroger	Grace Church Nashville, Hobby Lobby, USA Baby
455	Greensboro Village	Gallatin	TN	Nashville-Davidson--Murfreesboro--Franklin, TN	70,203	97.7%	956	13.93	Publix	—
456	Greeneville Commons	Greeneville	TN	Greeneville, TN	228,618	96.4%	1,533	11.67	—	Belk, Burke's Outlet, JC Penney, Kmart
457	Oakwood Commons	Hermitage	TN	Nashville-Davidson--Murfreesboro--Franklin, TN	278,017	89.6%	2,338	9.73	Publix	Bed Bath & Beyond,Goody’s, Peebles, PetSmart, Ross Dress for Less
458	Kimball Crossing	Kimball	TN	Chattanooga, TN-GA	280,476	97.1%	1,810	7.33	Walmart Supercenter	Goody's	Lowe's
459	Kingston Overlook	Knoxville	TN	Knoxville, TN	122,536	100.0%	1,039	8.71	—	Babies"R"Us, Michaels
460	Farrar Place	Manchester	TN	Tullahoma-Manchester, TN	43,220	84.5%	316	8.67	Food Lion	—
461	The Commons at Wolfcreek	Memphis	TN	Memphis, TN-MS-AR	658,121	93.9%	7,395	12.18	—	Best Buy, Big Lots, hhgregg, Office Depot, PetSmart, Sports Authority, T.J.Maxx, Value City Furniture	Target, The Home Depot, Toys"R"Us
462	Riverdale Square (2)(3)	Memphis	TN	Memphis, TN-MS-AR	4,667	100.0%	28	5.91	—	—
463	Georgetown Square	Murfreesboro	TN	Nashville-Davidson--Murfreesboro--Franklin, TN	104,117	96.2%	1,064	10.62	Kroger	—
464	Nashboro Village	Nashville	TN	Nashville-Davidson--Murfreesboro--Franklin, TN	86,811	100.0%	989	11.40	Kroger	—	Walgreens
465	Commerce Central	Tullahoma	TN	Tullahoma-Manchester, TN	182,401	93.6%	1,142	6.69	Walmart Supercenter	—
466	Merchant's Central	Winchester	TN	Tullahoma-Manchester, TN	208,123	95.8%	1,199	6.01	Walmart Supercenter	Peebles
467	Palm Plaza	Aransas	TX	Corpus Christi, TX	50,700	78.6%	250	7.84	—	Bealls (Stage Stores), Family Dollar
468	Bardin Place Center	Arlington	TX	Dallas-Fort Worth-Arlington, TX	309,488	98.7%	3,183	10.42	—	Hemispheres, Sports Authority	Hobby Lobby
469	Parmer Crossing	Austin	TX	Austin-Round Rock, TX	168,112	62.9%	1,126	10.65	—	Big Lots	Fry's Electronics
470	Baytown Shopping Center	Baytown	TX	Houston-The Woodlands-Sugar Land, TX	95,941	85.6%	862	10.50	—	24 Hour Fitness
471	Cedar Bellaire	Bellaire	TX	Houston-The Woodlands-Sugar Land, TX	50,967	89.4%	522	11.47	H-E-B	—
472	El Camino	Bellaire	TX	Houston-The Woodlands-Sugar Land, TX	71,575	98.4%	575	8.17	El Ahorro Supermarket	Family Dollar, Hancock Fabrics
473	Brenham Four Corners	Brenham	TX	Brenham, TX	114,571	100.0%	947	—	H-E-B	—
474	Bryan Square	Bryan	TX	College Station-Bryan, TX	59,029	100.0%	309	6.10	—	99 Cents Only, Citi Trends, Dollar Floor Store, Firestone
475	Townshire	Bryan	TX	College Station-Bryan, TX	136,887	91.2%	939	15.33	Walmart Neighborhood Market	Tops Printing
476	Plantation Plaza	Clute	TX	Houston-The Woodlands-Sugar Land, TX	99,141	92.9%	750	8.31	Kroger	Walgreens
477	Central Station	College Station	TX	College Station-Bryan, TX	176,847	87.3%	2,280	15.17	—	OfficeMax, Spec's Liquors	Kohl's
478	Rock Prairie Crossing	College Station	TX	College Station-Bryan, TX	119,000	100.0%	1,257	23.75	Kroger	CVS
479	Carmel Village	Corpus Christi	TX	Corpus Christi, TX	85,633	79.5%	639	9.39	—	Bay Area Dialysis, Bealls (Stage Stores), Tuesday Morning
480	Five Points	Corpus Christi	TX	Corpus Christi, TX	276,593	84.5%	2,750	11.98	—	Bealls (Stage Stores), Hobby Lobby, Party City, Ross Dress for Less
481	Claremont Village	Dallas	TX	Dallas-Fort Worth-Arlington, TX	67,305	94.6%	469	7.49	Minyard Food Stores	Family Dollar
482	Jeff Davis	Dallas	TX	Dallas-Fort Worth-Arlington, TX	69,562	96.7%	564	8.38	Save-A-Lot (Supervalu)	Blockbuster, Family Dollar, Mama Rosa

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
483	Stevens Park Village	Dallas	TX	Dallas-Fort Worth-Arlington, TX	45,492	100.0%	421	9.25	—	Big Lots, O'Reilly Auto Parts
484	Webb Royal	Dallas	TX	Dallas-Fort Worth-Arlington, TX	108,545	93.3%	855	8.84	Super Plaza	Family Dollar
485	Wynnewood Village	Dallas	TX	Dallas-Fort Worth-Arlington, TX	443,681	88.5%	3,869	10.05	Kroger	Fallas Paredes, Gen X Clothing, Ross Dress for Less
486	Parktown	Deer Park	TX	Houston-The Woodlands-Sugar Land, TX	121,388	94.8%	919	8.00	Food Town	Burke's Outlet, Walgreens
487	Kenworthy Crossing	El Paso	TX	El Paso, TX	74,393	98.4%	706	9.65	Albertsons	—
488	Preston Ridge	Frisco	TX	Dallas-Fort Worth-Arlington, TX	780,595	95.3%	13,379	18.39	SuperTarget*	Best Buy, Big Lots, DSW, GattiTown, Marshalls, Old Navy, Ross Dress for Less, Sheplers, Stein Mart, T.J.Maxx
489	Forest Hills	Ft. Worth	TX	Dallas-Fort Worth-Arlington, TX	69,651	100.0%	364	5.23	Foodland Markets	Family Dollar, Hi Style Fashion
490	Ridglea Plaza	Ft. Worth	TX	Dallas-Fort Worth-Arlington, TX	170,519	97.0%	1,780	11.09	Tom Thumb (Safeway)	Stein Mart
491	Trinity Commons	Ft. Worth	TX	Dallas-Fort Worth-Arlington, TX	197,423	100.0%	3,681	18.65	Tom Thumb (Safeway)	DSW
492	Village Plaza	Garland	TX	Dallas-Fort Worth-Arlington, TX	89,241	96.2%	905	10.54	Truong Nguyen Grocer	—
493	North Hills Village	Haltom City	TX	Dallas-Fort Worth-Arlington, TX	43,299	96.1%	301	7.23	Save-A-Lot	Dollar Tree, Rent-A-Center
494	Highland Village Town Center	Highland Village	TX	Dallas-Fort Worth-Arlington, TX	99,341	96.8%	1,024	10.65	Kroger	—
495	Bay Forest	Houston	TX	Houston-The Woodlands-Sugar Land, TX	71,667	100.0%	743	10.37	Kroger	—
496	Beltway South	Houston	TX	Houston-The Woodlands-Sugar Land, TX	107,174	95.6%	896	27.70	Kroger	—
497	Braes Heights	Houston	TX	Houston-The Woodlands-Sugar Land, TX	101,002	99.7%	1,856	18.44	—	CVS, Imagination Toys, I W Marks Jewelers
498	Braes Link	Houston	TX	Houston-The Woodlands-Sugar Land, TX	38,997	94.0%	598	16.33	—	Walgreens
499	Braes Oaks	Houston	TX	Houston-The Woodlands-Sugar Land, TX	45,067	89.1%	386	9.62	H-E-B	—
500	Braesgate	Houston	TX	Houston-The Woodlands-Sugar Land, TX	91,382	98.3%	570	6.34	Food Town	—
501	Broadway	Houston	TX	Houston-The Woodlands-Sugar Land, TX	74,942	100.0%	731	10.17	El Ahorro Supermarket	Fallas Paredes, Melrose Fashions
502	Clear Lake Camino South	Houston	TX	Houston-The Woodlands-Sugar Land, TX	102,643	87.1%	1,287	15.48	—	24 Hour Fitness, Hancock Fabrics, Mr. Gatti's Pizza, Spec's Liquors
503	Hearthstone Corners	Houston	TX	Houston-The Woodlands-Sugar Land, TX	208,147	98.0%	1,815	8.90	Kroger	Big Lots, Stein Mart
504	Inwood Forest	Houston	TX	Houston-The Woodlands-Sugar Land, TX	77,553	93.9%	760	10.46	Foodarama	—
505	Jester Village	Houston	TX	Houston-The Woodlands-Sugar Land, TX	64,285	76.8%	487	9.85	H-E-B	—
506	Jones Plaza	Houston	TX	Houston-The Woodlands-Sugar Land, TX	111,206	83.7%	1,129	12.34	—	24 Hour Fitness, Hancock Fabrics
507	Jones Square	Houston	TX	Houston-The Woodlands-Sugar Land, TX	169,003	90.7%	1,209	8.00	—	Big Lots, Hobby Lobby
508	Maplewood Mall	Houston	TX	Houston-The Woodlands-Sugar Land, TX	94,871	97.3%	735	7.97	Foodarama	Burke's Outlet
509	Merchants Park	Houston	TX	Houston-The Woodlands-Sugar Land, TX	244,373	100.0%	3,001	12.28	Kroger	Big Lots, Petco, Ross Dress for Less
510	Northgate	Houston	TX	Houston-The Woodlands-Sugar Land, TX	40,244	100.0%	296	7.34	—	Firestone, TitleMax
511	Northshore	Houston	TX	Houston-The Woodlands-Sugar Land, TX	233,479	93.1%	2,489	11.63	Sellers Bros.	Conn's, Office Depot
512	Northtown Plaza	Houston	TX	Houston-The Woodlands-Sugar Land, TX	193,222	96.8%	2,122	11.56	—	99 Cents Only, Fallas Paredes
513	Northwood	Houston	TX	Houston-The Woodlands-Sugar Land, TX	136,747	100.0%	1,352	10.05	Food City	—
514	Orange Grove	Houston	TX	Houston-The Woodlands-Sugar Land, TX	189,201	100.0%	1,837	10.37	—	24 Hour Fitness, FAMSA, Floor & Décor
515	Pinemont Shopping Center	Houston	TX	Houston-The Woodlands-Sugar Land, TX	73,577	92.9%	857	13.44	—	Family Dollar, Houston Community College
516	Royal Oaks Village	Houston	TX	Houston-The Woodlands-Sugar Land, TX	145,229	95.5%	2,957	21.31	H-E-B	—

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
517	Sharpstown Plaza	Houston	TX	Houston-The Woodlands-Sugar Land, TX	43,631	96.6%	357	8.48	—	Family Thrift Center
518	Tanglewilde	Houston	TX	Houston-The Woodlands-Sugar Land, TX	84,185	100.0%	965	12.73	—	Ace Hardware, Cavender's, Dollar Tree, Party City, Salon In The Park
519	Westheimer Commons	Houston	TX	Houston-The Woodlands-Sugar Land, TX	251,672	90.9%	1,990	8.70	Fiesta Mart	Marshalls
520	Crossing at Fry Road	Katy	TX	Houston-The Woodlands-Sugar Land, TX	237,340	100.0%	2,312	9.82	Kroger	Hobby Lobby, Palais Royal, Stein Mart
521	Washington Square	Kaufman	TX	Dallas-Fort Worth-Arlington, TX	64,230	85.1%	310	5.67	—	AutoZone, Bealls (Stage Stores), Family Dollar
522	League City (3)	League City	TX	Houston-The Woodlands-Sugar Land, TX	98,457	84.0%	643	7.77	—	Bay Area Community Church, Family Dollar, Goodwill, Palais Royal
523	Jefferson Park	Mount Pleasant	TX	Mount Pleasant, TX	132,096	82.8%	680	6.82	Super 1 Foods	Steeles
524	Winwood Town Center	Odessa	TX	Odessa, TX	366,091	100.0%	2,574	11.24	H-E-B	Hastings, Office Depot, Ross Dress for Less, Target
525	Crossroads Center	Pasadena	TX	Houston-The Woodlands-Sugar Land, TX	134,006	94.5%	1,463	12.41	Kroger	Sears Hardware
526	Spencer Square	Pasadena	TX	Houston-The Woodlands-Sugar Land, TX	194,470	95.3%	2,138	11.53	Kroger	Burke's Outlet
527	Pearland Plaza	Pearland	TX	Houston-The Woodlands-Sugar Land, TX	156,661	95.6%	1,071	7.16	Kroger	Palais Royal
528	Market Plaza	Plano	TX	Dallas-Fort Worth-Arlington, TX	168,137	68.8%	2,589	23.49	Central Market (H-E-B)	—
529	Preston Park	Plano	TX	Dallas-Fort Worth-Arlington, TX	238,939	93.0%	5,524	24.86	Tom Thumb (Safeway)	—
530	Northshore Plaza	Portland	TX	Corpus Christi, TX	152,144	88.9%	823	13.57	H-E-B	Bealls (Stage Stores)	Kmart
531	Klein Square	Spring	TX	Houston-The Woodlands-Sugar Land, TX	80,636	89.3%	727	10.10	Food Town	Family Dollar
532	Keegan's Meadow	Stafford	TX	Houston-The Woodlands-Sugar Land, TX	125,491	93.8%	1,179	10.34	Randalls (Safeway)	Palais Royal
533	Texas City Bay	Texas City	TX	Houston-The Woodlands-Sugar Land, TX	223,152	100.0%	1,953	8.78	Kroger	BP Engineering Facility
534	Windvale	The Woodlands	TX	Houston-The Woodlands-Sugar Land, TX	101,088	87.6%	910	10.27	Randalls (Safeway)	—
535	The Centre at Navarro	Victoria	TX	Victoria, TX	47,960	97.2%	702	15.06	—	Hastings, Walgreens
536	Spradlin Farm	Christiansburg	VA	Blacksburg-Christiansburg-Radford, VA	180,220	97.7%	2,390	13.81	—	Barnes & Noble, Big Lots, Michaels, T.J.Maxx	Target, The Home Depot
537	Culpeper Town Square	Culpeper	VA	Washington-Arlington-Alexandria, DC-VA-MD-WV	132,882	100.0%	1,134	8.54	Food Lion	Mountain Run Bowling, Tractor Supply Co.
538	Hanover Square	Mechanicsville	VA	Richmond, VA	129,887	91.0%	1,427	12.07	Martin's Food (Ahold)	Gold's Gym	Kohl's
539	Jefferson Green	Newport News	VA	Virginia Beach-Norfolk-Newport News, VA-NC	54,934	96.4%	768	14.51	—	Tuesday Morning
540	VA-KY Regional S.C. (3)	Norton	VA	—	229,527	79.5%	617	3.38	Ingles	Magic Mart
541	Tuckernuck Square	Richmond	VA	Richmond, VA	86,010	93.0%	1,015	12.70	—	Chuck E. Cheese's
542	Cave Spring Corners	Roanoke	VA	Roanoke, VA	147,133	97.1%	1,016	12.09	Kroger	Hamrick's
543	Hunting Hills	Roanoke	VA	Roanoke, VA	166,207	92.3%	1,035	6.75	—	Kohl's, PetSmart
544	Valley Commons	Salem	VA	Roanoke, VA	45,580	84.2%	285	7.41	Food Lion	—
545	Lake Drive Plaza	Vinton	VA	Roanoke, VA	163,090	100.0%	1,172	7.19	Kroger	Big Lots, Goodwill
546	Hilltop Plaza	Virginia Beach	VA	Virginia Beach-Norfolk-Newport News, VA-NC	150,300	100.0%	2,438	16.38	Trader Joe's	Jo-Ann Fabric & Craft Stores, Kirkland’s, Office Depot, PetSmart
547	Strawbridge (3)	Virginia Beach	VA	Virginia Beach-Norfolk-Newport News, VA-NC	43,764	100.0%	624	—	—	Regal Cinemas
548	Ridgeview Centre	Wise	VA	—	190,242	90.8%	1,165	13.51	—	Grand Home Furnishings, Kmart	Belk
549	Rutland Plaza	Rutland	VT	Rutland, VT	224,514	99.1%	1,912	8.59	Price Chopper	T.J.Maxx, Walmart
550	Fox River Plaza (3)	Burlington	WI	Racine, WI	169,883	47.2%	468	5.84	—	Dunham's Sports
551	Packard Plaza (3)	Cudahy	WI	Milwaukee-Waukesha-West Allis, WI	125,247	45.3%	264	7.56	—	Jo-Ann Fabric & Craft Stores
552	Fitchburg Ridge Shopping Ctr	Fitchburg	WI	Madison, WI	50,555	87.6%	489	11.08	—	Wisconsin Dialysis

	Property Name	City	State	Metropolitan Statistical Area	GLA	% Leased	ABR	ABR/SF	Grocer (1)	Other Major Tenants	Non-Owned Major Tenants
553	Spring Mall	Greenfield	WI	Milwaukee-Waukesha-West Allis, WI	188,861	95.8%	1,434	7.92	—	T.J.Maxx
554	Mequon Pavilions	Mequon	WI	Milwaukee-Waukesha-West Allis, WI	218,116	83.6%	2,814	15.44	Sendik's Food Market	Bed Bath & Beyond
555	Moorland Square Shopping Ctr	New Berlin	WI	Milwaukee-Waukesha-West Allis, WI	98,303	97.4%	885	9.25	Pick 'n Save (Roundy's)	—	Walmart
556	Paradise Pavilion	West Bend	WI	Milwaukee-Waukesha-West Allis, WI	209,249	90.7%	1,327	6.99	—	Hobby Lobby, Kohl's	ShopKo
557	Moundsville Plaza	Moundsville	WV	Wheeling, WV-OH	176,156	97.7%	1,243	7.22	Kroger	Big Lots
558	Grand Central Plaza	Parkersburg	WV	Parkersburg-Vienna, WV	75,344	90.7%	717	10.48	—	Office Depot, T.J.Maxx
(1) * Indicates grocer space is not owned by us.
(2) As of December 31, 2013 we owned a 20% interest in these shopping centers.
(3) Non-Core Property distributed to Blackstone on January 15, 2014.

We believe that all of the properties in our portfolio are suitable for use as a community or neighborhood shopping center.

Leases

Our anchor tenants generally have leases with original terms ranging from 10 to 20 years. Such leases frequently contain renewal options for one or more additional periods. Smaller tenants typically have leases with terms ranging from three to five years, which may or may not contain renewal options. Leases in our portfolio generally provide for the payment of fixed monthly rentals. Leases may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level. Leases typically contain contractual increases in base rentals over both the primary terms and renewal periods. Our leases generally include tenant reimbursements for common area costs, insurance and real estate taxes. Utilities are generally paid by tenants either through separate meters or reimbursement.

The foregoing general description of the characteristics of the leases of our portfolio is not intended to describe all leases, and material variations in the lease terms exist.

Insurance

We maintain commercial liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and the nature of the shopping centers in our portfolio. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. In the opinion of our management, all of the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war. See “Risk Factors-Risks Related to Our Properties and Our Business-Any uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in our portfolio.”

Item 3.    Legal Proceedings
We are not presently involved in any material litigation arising outside the ordinary course of our business. However, we are involved in routine litigation arising in the ordinary course of business, none of which we believe, individually or in the aggregate, taking into account existing reserves, will have a material impact on our results of operations or financial condition.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth for the year ended December 31, 2013 the high and low closing sales prices for each quarter of our common stock, which began trading on the New York Stock Exchange, or NYSE, on October 30, 2013 under the trading symbol “BRX” and the quarterly declared dividend per share of common stock for the year ended December 31, 2013:

	Stock Price
Period	High	Low	Dividends
2013:
Fourth Quarter (a) (b)	$20.94	$19.66	$0.127

(a) As our common stock was not listed on a national securities exchange until October 30, 2013, the high/low closing sales prices for the fourth quarter are for October 30, 2013 through December 31, 2013.

(b) The Company's Board of Directors declared a quarterly cash dividend of $0.20 per common share (equivalent to $0.80 per annum). This initial quarterly dividend was pro-rated to $0.127 per common share to reflect the period commencing on November 4, 2013, the IPO completion date, and ending on December 31, 2013. This pro-rated dividend was paid on January 15, 2014 to stockholders of record on January 6, 2014.

As of March 1, 2014, the number of holders of record of our common stock was 25.  This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

The Internal Revenue Code of 1986, as amended (the “Code”), generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and imposes tax on any taxable income retained by a REIT, including capital gains. To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes.

Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (1) the amount of cash generated from our operating activities, (2) our expectations of future cash flows, (3) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (4) the timing of significant redevelopment and re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (5) our ability to continue to access additional sources of capital, (6) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (7) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our Unsecured Credit Facility, and (8) the sufficiency of legally-available assets.

To the extent we are prevented by provisions of our financing arrangements or otherwise from distributing 100% of our REIT taxable income or otherwise do not distribute 100% of our REIT taxable income, we will be subject to income tax, and potentially excise tax, on the retained amounts. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, sell assets or reduce such distributions. Our board of directors reviews the alternative funding sources available to us from time to time. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Item 1A. “Risk Factors.”

Because Brixmor Property Group Inc. is a holding company and has no material assets other than its ownership of shares of common stock of BPG Subsidiary Inc. (“BPG Subsidiary”) and no material operations other than those conducted by BPG Subsidiary, we fund any distributions from legally-available assets authorized by our board of directors in three steps:

•
first, our Operating Partnership makes distributions to those of its partners which are holders of OP Units, including BPG Subsidiary. When our Operating Partnership makes such distributions, in addition to BPG Subsidiary and its wholly owned subsidiary, the other partners of our Operating Partnership are also entitled to receive equivalent distributions pro rata based on their partnership interests in our Operating Partnership;

•
second, BPG Subsidiary distributes to Brixmor Property Group Inc. its share of such distributions. When BPG Subsidiary makes such distributions, in addition to Brixmor Property Group Inc., the other stockholders of BPG Subsidiary are also entitled to receive equivalent distributions pro rata based on their interests in BPG Subsidiary; and

•	third, Brixmor Property Group Inc. distributes the amount authorized by its board of directors and declared by Brixmor Property Group Inc. to its common stockholders on a pro rata basis.

Total Stockholder Return Performance

The following performance chart compares, for the period from October 30, 2013 through December 31, 2013, the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the FTSE NAREIT Equity Shopping Centers Index. Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN

$108
$106
$104
$102
$100
$98
$96
$94
$92
$90
$88
$86
10/30/13
11/13
12/13
Brixmor Property Group Inc.
S&P 500
FTSE NAREIT Equity Shopping Centers Index

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2013.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2013.

Item 6.    Selected Financial Data
The following table shows our selected consolidated financial data for the periods indicated. This information should be read together with our audited financial statements and notes thereto and with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.
The Successor period in the following table reflects our selected financial data for the period following the Acquisition through the end of the 2013 fiscal year, and the Predecessor period in the following table reflects our selected financial data for the periods prior to the Acquisition.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor (Consolidated)			Predecessor (Combined Consolidated)
	Year Ended December 31,		Period from June 28, 2011 through December 31,	Period from January 1, 2011 through June 27,	Year Ended December 31,	(Unaudited) Year Ended December 31,
	2013	2012	2011	2011	2010	2009
Revenues
Rental income	$908,854	$874,325	$440,961	$424,325	$865,539	$889,392
Expense reimbursements	249,265	233,489	115,955	118,486	235,770	240,134
Other revenues	16,578	11,358	5,673	7,980	16,144	20,289
Total revenues	1,174,697	1,119,172	562,589	550,791	1,117,453	1,149,815

Operating expenses
Operating costs	121,262	123,503	61,776	66,869	126,094	126,695
Real estate taxes	174,634	161,681	80,445	79,175	164,051	165,310
Depreciation and amortization	447,915	502,231	292,648	173,543	388,880	402,028
Provision for doubtful accounts	11,687	11,766	8,955	11,182	15,738	14,163
Impairment of real estate assets	23,534	—	—	—	245,567	92,776
Acquisition related costs	—	541	41,362	5,647	4,821	1,749
General and administrative	121,093	88,843	50,437	57,434	94,634	96,525
Total operating expenses	900,125	888,565	535,623	393,850	1,039,785	899,246

Other income (expense)
Dividends and interest	832	1,138	641	815	2,203	3,345
Gain on bargain purchase	—	—	328,826	—	—	—
Interest expense	(347,996)	(383,715)	(203,090)	(191,255)	(372,630)	(376,843)
Gain on sales of real estate assets and acquisition of joint venture interest	2,223	501	—	—	(388)	1,426
Other	(31,626)	(503)	2,112	(3,728)	5,551	9,932
Total other income (expense)	(376,567)	(382,579)	128,489	(194,168)	(365,264)	(362,140)

Income (loss) before equity in income of unconsolidated joint ventures	(101,995)	(151,972)	155,455	(37,227)	(287,596)	(111,571)
Income tax benefit	—	—	—	—	16,494	2,440
Equity in income (loss) of unconsolidated joint ventures	1,167	687	(160)	(381)	(2,116)	(2,890)
Impairment of investment in unconsolidated joint ventures	—	(314)	—	—	(1,734)	(15,798)
Income (loss) from continuing operations	(100,828)	(151,599)	155,295	(37,608)	(274,952)	(127,819)

Discontinued operations:
Income (loss) from discontinued operations	1,672	(884)	(2,159)	(875)	1,829	7,702
Gain on disposition of operating properties	3,392	5,369	—	—	—	6,075
Impairment on real estate held for sale	(23,119)	(13,599)	—	(8,608)	(46,864)	(45,080)
Loss from discontinued operations	(18,055)	(9,114)	(2,159)	(9,483)	(45,035)	(31,303)

Net income (loss)	(118,883)	(160,713)	153,136	(47,091)	(319,987)	(159,122)

Non-controlling interests
Net income (loss) attributable to non-controlling interests	25,349	38,146	(37,785)	(752)	(1,400)	(1,377)

Net income (loss) attributable to Brixmor Property Group Inc.	(93,534)	(122,567)	115,351	(47,843)	(321,387)	(160,499)

Preferred stock dividends	(162)	(296)	(137)	—	—	—
Net income (loss) attributable to common stockholders	$(93,696)	$(122,863)	$115,214	$(47,843)	$(321,387)	$(160,499)
Per common share
Loss from continuing operations
-Basic	$(0.42)	$(0.64)	$0.65
-Diluted	$(0.42)	$(0.64)	$0.65
Net loss attributable to common stockholders
-Basic	$(0.50)	$(0.68)	$0.64
-Diluted	$(0.50)	$(0.68)	$0.64
Weighted average common outstanding shares
-Basic and diluted	188,993	180,675	180,675

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)

	Successor			Predecessor
Balance Sheet Data as of the End of Each Year	2013	2012	2011	2010	(Unaudited) 2009
Real estate, net	$9,647,558	$9,098,130	$9,496,903	$9,873,096	$10,503,244
Total assets	$10,171,916	$9,603,729	$10,032,266	$10,711,209	$11,186,828
Debt obligations, net (1)	$5,981,289	$6,499,356	$6,694,549	$7,700,237	$7,711,398
Total liabilities	$6,865,929	$7,305,908	$7,553,277	$8,731,832	$8,625,260
Redeemable noncontrolling interests in partnerships	$21,467	$21,467	$21,559	$21,559	$21,559
Total equity	$3,284,520	$2,276,354	$2,457,430	$1,957,818	$2,540,009
(1) Debt includes mortgage and secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto. Historical results and percentage relationships set forth in the Consolidated Statements of Operations and contained in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

Information related to our financial condition and results of operations as of and for the period ending prior to June 27, 2011 represents that of our predecessor and information related to our financial condition and results of operations as of and for the periods ending after June 27, 2011 represents that of our Successor due to the Acquisition which occurred on June 28, 2011 and was accounted for as a business combination. Therefore, the basis of the assets and liabilities associated with our Predecessor are not comparable to those of our Successor and the results of operations associated with our Successor would not have been the same had the Acquisition not occurred.

Executive Summary

Our Company

We are a REIT that owns and operates the largest wholly owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our high quality national portfolio is diversified by geography, tenancy and retail format, and our shopping centers are primarily anchored by market-leading grocers. We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and we satisfied the requirements for qualification and taxation as a REIT under the United States income tax laws for our taxable year ended December 31, 2013, and expect to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large, high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful NOI growth from this portfolio. The major drivers of this growth will be a combination of occupancy increases across both our anchor and small shop space, positive rent spreads from below-market in-place rents and significant near-term lease rollover, annual contractual rent increases across the portfolio and the realization of embedded anchor space repositioning / redevelopment opportunities.

The following set of core competencies is expected to position us to execute on our growth strategies:

•
Anchor Space Repositioning / Redevelopment Expertise - We have been a top redeveloper over the past decade, according to Chain Store Age magazine, having completed anchor space repositioning / redevelopment projects totaling approximately $1 billion since January 1, 2003.

•
Expansive Retailer Relationships - Given the scale of our asset base and our nationwide footprint, we have a competitive advantage in supporting the growth plans of the nation’s largest retailers. We are the largest landlord by GLA to Kroger and TJX Companies, as well as a key landlord to all major grocers and most major retail category leaders. Our strong relationships with leading retailers affords us insight into their strategies and priority access to their expansion plans, enabling us to efficiently provide these retailers with space in multiple locations.

•
Fully-Integrated Operating Platform - We operate with a fully-integrated, comprehensive platform both leveraging our national presence and demonstrating our commitment to a regional and local presence. We provide our tenants with personalized service through our network of three regional offices in Atlanta, Chicago and Philadelphia, as well as via 12 leasing and property management satellite offices throughout the country. This strategy enables us to obtain critical market intelligence and to benefit from the regional and local expertise of our workforce.

•
Experienced Management - Senior members of our management team are experienced real estate operators with deep industry expertise and retailer relationships and have an average of 25 years of experience in the real estate industry and an average tenure of 13 years with the Company.

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. "Risk Factors."

Initial Public Offering and IPO Property Transfers

On November 4, 2013, we completed the IPO in which we sold approximately 47.4 million shares of our common stock at an IPO price of $20.00 per share. We received net proceeds from the sale of shares in the IPO of approximately $893.9 million, after deducting $54.9 million in underwriting discounts, expenses and transaction costs. Of the total proceeds received, $824.7 million was used to pay down amounts outstanding under our unsecured credit facility (see attached financial statement for additional information).

In connection with the IPO, we acquired interests the Acquired Properties from certain investment funds affiliated with Blackstone in exchange for 15,877,791 OP Units in our Operating Partnership having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties, we repaid $66.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties with a portion of the net proceeds of the IPO.

Also in connection with the IPO, the Company created a separate series of interest in our Operating Partnership that allocates to certain funds affiliated with the pre-IPO owners all of the economic consequences of ownership of the Operating Partnership’s interest in the Non-Core Properties.  During 2013, we disposed of 11 of the Non-Core Properties. As of December 31, 2013, the Company owned a 100% interest in 33 of the Non-Core Properties and a 20% interest in three of the Non-Core Properties.  On January 15, 2014, the Operating Partnership caused all but one of the Non-Core Properties to be transferred to the pre-IPO owners.  It is expected that the Operating Partnership will transfer the one remaining Non-Core Property and redeem the separate series of interest in the Operating Partnership. The consolidated financial statements of the Company for the years ended December 31, 2013, December 31, 2012, the periods from January 1, 2011 to June 27, 2011 and June 28, 2011 to December 31, 2011 do not reflect the transfer of the 47 Non-Core Properties.
.

Portfolio and Financial Highlights

The information below presents historical property and financial information as of and for the periods presented.

•
As of December 31, 2013, we owned interests in 558 shopping centers, including 554 wholly owned shopping centers (the "Consolidated Portfolio") and four shopping centers held through unconsolidated joint ventures. The Consolidated Portfolio includes the 43 Acquired Properties and the 36 Non-Core Properties in which the Company had an ownership interest in as of December 31, 2013.

•
Billed occupancy for the Consolidated Portfolio was 89.65% and 89.27% as of December 31, 2013 and 2012, respectively. Leased occupancy for the Consolidated Portfolio was 91.43% and 90.60% at December 31, 2013 and 2012, respectively.

•
During 2013, we executed 2,342 leases in our Consolidated Portfolio totaling 13.5 million square feet of GLA, including 825 new leases totaling 3.6 million square feet of GLA and 1,517 renewals totaling 9.8 million sq. ft. of GLA. The average ABR under the new leases increased 29.0% from the prior tenant’s ABR and increased 9.57% for both new and renewal leases on comparable space from the prior tenant’s ABR. The average ABR per leased square foot of these new leases in our Consolidated Portfolio is $14.59 and the average ABR per leased square foot of these new and renewal leases in our Consolidated Portfolio is $11.61. The cost per square foot for tenant improvements and leasing commissions for new leases was $12.35 and $2.85, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.67 and $0.04, respectively.

•
During 2012, we executed 2,273 leases in our Consolidated Portfolio totaling 12.8 million sq. ft. of GLA, including 715 new leases totaling 3.5 million sq. ft. of GLA and 1,558 renewals totaling 9.2 million sq. ft. The average ABR under the new leases increased 20.1% from the prior tenants' ABR and increased 6.2% for both new and renewal leases on comparable space from the prior tenants' ABR. The average ABR per leased sq. ft. of these new leases was $11.86 and the average ABR per leased sq. ft. of these new and renewal leases was $11.95. The cost per sq. ft. for tenant improvements and leasing commissions for new leases was $11.46 and $1.77, respectively. The cost per sq. ft. for tenant improvements and leasing commissions for renewal leases was $0.80 and $0.02, respectively.

•
During 2013, we executed 2,244 leases in our IPO Portfolio totaling 12.8 million square feet of GLA, including 787 new leases totaling 3.4 million square feet of GLA and 1,457 renewals totaling 9.4 million sq. ft. of GLA. The average ABR under the new leases increased 29.5% from the prior tenant’s ABR and increased 9.8% for both new and renewal leases on comparable space from the prior tenant’s ABR. The average ABR per leased square foot of these new leases in our IPO Portfolio is $13.69 and the average ABR per leased square foot of these new and renewal leases in our IPO Portfolio is $12.38. The cost per square foot for tenant improvements and leasing commissions for new leases was $12.58 and $2.98, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.70 and $0.04, respectively.

•
Net income/(loss) attributable to the Company was $(93.5) million for 2013, $(122.6) million for 2012, $115.4 million for the period from June 28, 2011 to December 31, 2011 and $(47.8) million for the period from January 1, 2011 to June 27, 2011. Our results of operations for the period from June 28, 2011 to December 31, 2011 included a gain on bargain purchase of $328.8 million recognized in connection with the Acquisition.

•
Net cash provided by operating activities was $332.0 million for 2013, $268.8 million for 2012, $56.7 million for the period from June 28, 2011 to December 31, 2011 and $117.1 million for the period from January 1, 2011 to June 27, 2011.

•
Funds from Operations ("FFO") as adjusted, increased $10.8 million, or 3.0%, from $355.0 million in 2012 to $365.8 million in 2013. Additional information regarding FFO, a non-GAAP financial measure, including a reconciliation of net income (loss) to FFO, is included under - "Funds From Operations."

•
Same property net operating income, as described below, (“Same Property NOI”) in our Consolidated Portfolio increased by $29.3 million or 4.0%, from $737.4 million in 2012 to $766.7 million in 2013. Additional information regarding Same Property NOI, a non-GAAP measure, including a reconciliation of net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI, is included under "Same Property Net Operating Income."

Acquisition Activity

•
During the year ended December 31, 2013, in addition to the Acquired Properties, we acquired one retail building which was adjacent to one of our existing shopping centers for a purchase price of $5.1 million and the remaining 70% interest in a shopping center held through an unconsolidated joint venture for a net purchase price $18.7 million.

•
During the year ended December 31, 2012, we acquired three retail buildings which were adjacent buildings at certain of our existing shopping centers, for approximately $5.5 million. In addition, we acquired the remaining 50% ownership interest in a 41.6 acre land parcel for a purchase price of $0.5 million.

Disposition Activity

•	During the year ended December 31, 2013, we disposed of 18 shopping centers and three land parcels for aggregate proceeds of $59.0 million.

•	During the year ended December 31, 2012, we disposed of 19 shopping centers, two retail buildings and one land parcel for aggregate proceeds of $50.6 million.

Results of Operations

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenues (in thousands)

	Year ended December 31,
	2013	2012	$ Change
Revenues
Rental income	$908,854	$874,325	$34,529
Expense reimbursements	249,265	233,489	15,776
Other revenues	16,578	11,358	5,220
Total revenues	$1,174,697	$1,119,172	$55,525

Rental income
The increase in rental income for 2013 of $34.5 million, as compared to the corresponding period in 2012, was primarily due to a $23.4 million increase in ABR driven by (i) an increase in billed occupancy from 89.27% as of December 31, 2012 to 89.65% as of December 31, 2013, (ii) an increase in leasing spreads of 9.8% for both new and renewal leases, (iii) $9.7 million of ABR from the Acquired Properties, (iv) and a $2.8 million increase in the amortization of above and below market lease intangibles and lease settlement income. These increases were partially offset by a $1.8 million decrease in straight line rent.

Expense reimbursements
The increase in expense reimbursements for 2013 of approximately $15.8 million, as compared to the corresponding period in 2012, was primarily due to an increase in reimbursable expenses and an increase in the recovery percentage which increased to 84.2% for 2013, as compared to 81.9% for the same period in 2012. The increased percentage of recoveries from tenants is primarily attributable to higher occupancy of our portfolio coupled with an increase in real estate taxes which have a higher recovery rate than operating expenses.
Other revenues
The increase in other revenues for 2013 of $5.2 million as compared to the corresponding period in 2012, was primarily due to $6.1 million of non-cash management fee income recorded in connection the vesting of equity incentive awards in the Acquired Properties. Certain of our employees have been granted equity incentive awards in the Acquired Properties. These awards were granted with service conditions and performance and market conditions. As the awards were granted to the employees under our management agreement with the owners of the Acquired Properties, we considered the amounts earned by the employees for the amortization of the awards at their fair value as measured at each reporting period to be a component of our management fees, and then recorded a corresponding amount for compensation expense. In connection with the IPO, based on the terms of these awards, all of such awards granted to our employees vested. In exchange for the vested incentive awards, the holders received vested Operating Partnership Units. At the time of the IPO, we recorded $6.1 million of additional management fee income and additional compensation expense based upon the fair value of the Operating Partnership Units issued at the date of grant.

Operating Expenses (in thousands)

	Year ended December 31,
	2013	2012	$ Change
Operating expenses:
Operating costs	$121,262	$123,503	$(2,241)
Real estate taxes	174,634	161,681	12,953
Depreciation and amortization	447,915	502,231	(54,316)
Provision for doubtful accounts	11,687	11,766	(79)
Impairment of real estate assets	23,534	—	23,534
Acquisition related costs	—	541	(541)
General and administrative	121,093	88,843	32,250
Total operating expenses	$900,125	$888,565	$11,560

Operating costs
The decrease in operating costs for 2013 of $2.2 million, as compared to the corresponding period in 2012, was due to decreased snow removal costs, decreased tenant related legal costs and decreased insurance costs partially offset by an increase in repairs and maintenance expenses.
Real estate taxes
The increase in real estate taxes for 2013 of $13.0 million, as compared to the corresponding period in 2012, was primarily due to increased assessments at certain properties, primarily in California, Illinois, Texas and New York, partially offset by decreases in assessments due to successful appeals of assessed values.
Depreciation and amortization
The decrease in depreciation and amortization for 2013 of $54.3 million, as compared to the corresponding period in 2012, was primarily due to tenant lease expirations and lease terminations associated with tenant improvements and in-place lease value intangible assets, partially offset by $7.4 million of depreciation and amortization recorded in connection with the Acquired Properties.
Provision for doubtful accounts
The provision for doubtful accounts remained approximately the same for 2013, as compared to the corresponding period in 2012.

Impairment of real estate assets
During 2013, as a result of our strategy to dispose of certain shopping centers, we recognized provisions for impairment on Non-Core real estate assets of $22.0 million (excluding impairments included in discontinued operations). We also recognized impairment of $1.5 million on the disposal of one land parcel. The impairments were the result of the reduction in expected undiscounted cash flows from these assets due to an estimated shortened holding period. After considering the shortened holding period’s impact on the cash flow from these assets, we determined that the undiscounted cash flows were below the assets’ carrying values. Accordingly, we proceeded to record impairments for each of these assets to reflect the difference between the historical carrying values and the fair values as of December 31, 2013. No impairments were recognized on real estate properties during 2012.
General and administrative
The increase in general and administrative costs for 2013 of $32.3 million, as compared to the corresponding period in 2012, primarily due to (i) $36.1 million increased stock-based compensation expense recorded in connection with the IPO partially offset by a $1.8 million decrease in personnel related expenses due to reductions in staff and $1.3 million decrease in professional fees.

Other Income and Expenses (in thousands)

	Year ended December 31,
	2013	2012	$ Change
Other income (expense)
Dividends and interest	$832	$1,138	$(306)
Interest expense	(347,996)	(383,715)	35,719
Gain on sales of real estate assets	2,223	501	1,722
Other	(31,626)	(503)	(31,123)
Total other income (expense)	$(376,567)	$(382,579)	$6,012

Dividends and interest
Dividends and interest remained approximately the same for 2013 as compared to the corresponding period in 2012.
Interest expense
Interest expense decreased by $35.7 million for 2013, as compared to the corresponding period in 2012, primarily due to the 2013 repayment of $2.6 billion of secured mortgage and term loans with a weighted-average interest rate of 5.69% which decreased interest expense by approximately $50.0 million, partially offset by $16.2 million of interest expense on our Unsecured Credit Facility which we entered into in July 2013. The 2013 secured mortgage and term loan repayments were financed primarily from proceeds of our Unsecured Credit Facility which had a weighted average of 2.4% as of December 31, 2013. During 2013, our Debt obligations, net decreased by $518.0 million primarily due to a portion of our IPO proceeds being used to repay outstanding borrowings under the revolving portion of the Unsecured Credit Facility partially offset by debt assumed from the Acquired Properties.
Gain on sales of real estate assets
During 2013, we disposed of two land parcels for aggregate proceeds of $1.4 million resulting in an aggregate gain of $1.1 million. In addition, we purchased the remaining 70% interest in a shopping center held through an unconsolidated joint venture resulting in a gain of $1.1 million on the step-up of the original 30% interest.
During 2012, we sold one land parcel and two buildings for aggregate net proceeds of $1.4 million.
Other
Other increased by $31.1 million for 2013, as compared to the corresponding period in 2012, primarily due to $21.0 million loss on debt extinguishments resulting from the write-off of unamortized debt issuance costs and premium/discounts associated with repayments of certain of our debt obligations and $6.0 million of expenses related to our IPO.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Year ended December 31,
	2013	2012	$ Change
Equity in income of unconsolidated joint ventures	$1,167	$687	$480
Impairment of investment in unconsolidated joint ventures	$—	$(314)	$314

Equity in income of unconsolidated joint ventures increased by $0.5 million for 2013, as compared to corresponding period in 2012, primarily due to increased operating performance of certain of our unconsolidated joint ventures.

Discontinued Operations (in thousands)

	Year ended December 31,
	2013	2012	$ Change
Discontinued operations:
Income (loss) from discontinued operations	$1,672	$(884)	$2,556
Gain on disposition of operating properties	3,392	5,369	(1,977)
Impairment of real estate assets held for sale	(23,119)	(13,599)	(9,520)
Loss from discontinued operations	$(18,055)	$(9,114)	$(8,941)

Income from discontinued operations
Results from discontinued operations include the results from the following: (i) 19 shopping centers and one retail space disposed of during 2012, (ii) 18 shopping centers disposed during 2013, and (iii) one shopping center classified as held for sale at December 31, 2013.
Gain on disposition of operating properties
During 2013, the gain on disposition of operating properties was attributable to the sale of four shopping centers for aggregate proceeds of $12.4 million.
In connection with the sale of shopping centers in 2012, we recognized a gain of $5.4 million.

Impairment of real estate assets held for sale
During 2013, we recognized provisions for impairment of $23.1 million relating to 14 shopping centers disposed of during the period.
During 2012, we recognized provisions for impairment of $13.6 million in connection with the disposal of 19 shopping centers. For purposes of measuring the provision, fair value was determined based upon the contracts with buyers and then adjusted to reflect associated disposition costs.

Comparison of the Year Ended December 31, 2012 to the periods from January 1, 2011 through June 27, 2011 and the period from June 28, 2011 to December 31, 2011
Revenues (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2012	Period from June 28, 2011 through December 31, 2011	Period from January 1, 2011 through June 27, 2011
Revenue
Rental income	$874,325	$440,961	$424,325
Expense reimbursements	233,489	115,955	118,486
Other revenue	11,358	5,673	7,980
Total revenues	$1,119,172	$562,589	$550,791
Rental income
The increase in rental income for 2012 of approximately $9.0 million from 2011 was primarily due to the combined impact of a $16.5 million increase in ABR driven by a 70 basis point increase in occupancy as well as an increase in leasing spreads of 6.2% for both new and renewal leases and an increase in straight line rent amortization of $3.8 million due to the effects of the Acquisition being included in our results of operations for a full year, partially offset by a $10.8 million net decrease in the amortization of above and below market lease intangibles due to the expiration and termination of leases during 2011 and 2012 termination of leases.
Expense reimbursements
Expense reimbursements were unchanged for 2012 as compared to 2011. The expenses recovery percentage increased to 81.9% in 2012 from 81.3% in 2011 primarily due to higher occupancy rates in our portfolio.
Other revenue
The decrease in other revenue of approximately $2.3 million for 2012, as compared to 2011, was primarily due to a decrease in fee revenues.

Operating expenses (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2012	Period from June 28, 2011 through December 31, 2011	Period from January 1, 2011 through June 27, 2011
Operating expenses
Operating costs	$123,503	$61,776	$66,869
Real estate taxes	161,681	80,445	79,175
Depreciation and amortization	502,231	292,648	173,543
Provision for doubtful accounts	11,766	8,955	11,182
Acquisition related costs	541	41,362	5,647
General and administrative	88,843	50,437	57,434
Total operating expenses	$888,565	$535,623	$393,850

Operating costs
The decrease in operating costs in 2012 of $5.1 million, as compared to 2011, was due to decreased snow removal costs of $3.0 million and decreased utilities of $1.1 million due to a milder winter, decreased repairs and maintenance costs of $2.9 million and decreased tenant related legal costs of $1.0 million. These decreases were partially offset with increased insurance costs of $2.6 million.
Real estate taxes
Real estate taxes for 2012 increased by $2.0 million from 2011 due to higher assessments at certain properties.
Depreciation and amortization
The increase in depreciation and amortization of $36.0 million for 2012, as compared to 2011, was primarily due to $18.2 million from the Acquisition and resultant change in basis recorded in connection therewith and $17.9 million due to capital expenditures since the Acquisition.
Provision for doubtful accounts
The decrease of $8.4 million in the provision for doubtful accounts for 2012, as compared to 2011, was primarily due to lower billed receivables which, before the allowance for bad debt, decreased from $74.2 million as of December 31, 2011 to $58.7 million as of December 31, 2012. Moreover, the provision for doubtful accounts as a percentage of total revenues decreased from 2.04% for the period January 1, 2011 to June 27, 2011 to 1.56% for the period June 28, 2011 to December 31, 2011 to 1.05% for 2012.
Acquisition-related costs
Acquisition costs incurred during 2011 primarily related to the Acquisition and included legal, accounting, consulting, advisory fees and transfer taxes and other acquisition costs. Acquisition costs incurred during 2012 related to the acquisition of three retail buildings, which were adjacent buildings at three of our existing shopping centers.

General and administrative
General and administrative costs decreased by $19.0 million for 2012, as compared to 2011, due to (i) decreased personnel costs of approximately $7.1 million due to reductions made in staffing coupled with a one-time retention bonus payment made to certain employees in 2011, (ii) tax consulting fees of approximately $4.9 million due to increased costs incurred during 2011 as a result of the Acquisition coupled with reduced tax complexity post-Acquisition, (iii) state franchise taxes of $5.9 million in 2012 due to change in structure as a result of the Acquisition and (iv) state transfer taxes of $6.2 million. Transfer taxes unrelated to the Acquisition were incurred during the Predecessor period from January 1, 2011 through June 27, 2011. These decreases were partially offset by an increase of $5.4 million related to stock based compensation expense due to long-term incentive awards granted to certain of our employees in November 2011 and increased severance costs of approximately $0.7 million due to staff reductions.

Other income (expense) (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2012	Period from June 28, 2011 through December 31, 2011	Period from January 1, 2011 through June 27, 2011
Other income (expense)
Dividends and interest	$1,138	$641	$815
Gain on bargain purchase	—	328,826	—
Interest expense	(383,715)	(203,090)	(191,255)
Gain on sale of real estate	501	—	—
Other	(503)	2,112	(3,728)
Total other income (expense)	$(382,579)	$128,489	$(194,168)

Dividends and interest
Dividends and interest income decreased slightly due to lower cash balances during 2012, as compared to the 2011 periods.
Gain on bargain purchase
The Acquisition was accounted for as a business combination. As a result, the associated consideration was allocated to the assets acquired and liabilities assumed based on management’s estimate of fair value using the information available at the date of the Acquisition.
The fair value of the identifiable assets acquired and liabilities assumed exceeded the sum of the fair value of the consideration transferred and the fair value of the non-controlling interest. As a result, a gain on bargain purchase of approximately $328.8 million was recognized.
Interest expense
Interest expense decreased $10.6 million for 2012, as compared to 2011, primarily due to: (i) a $3.4 million decrease due to repayments of unsecured bonds of approximately $29.6 million in November 2011 and $95.8 million during 2012; (ii) a $30.0 million decrease due to the repayment of approximately $2.4 billion of debt in connection with the Acquisition; (iii) a $10.4 million decrease due to the mark-to-market debt adjustment as a result of the Acquisition; (iv) a $2.1 million decrease in loan defeasance costs that were incurred in 2011 in connection with the Acquisition; (v) increased capitalized interest of approximately $1.1 million due to increased redevelopment spend; (vi) decreased loan consent fees of $0.9 million that were incurred in connection with the Acquisition in 2011 that were not incurred in 2012; and (vii) decreased advisor costs of approximately $3.2 million that were incurred during the Predecessor period. These decreases were partially offset by interest costs of approximately $43.4 million related to the financing incurred as part of the Acquisition of $1.5 billion. See “-Our Liquidity and Capital Resources” and “Description of Indebtedness” for additional information in respect of our indebtedness.
Gain on sale of real estate
During 2012, we sold one land parcel and two buildings for net proceeds of $1.4 million.
During the period from June 28, 2011 through December 31, 2011, we sold approximately 1.1 acres of land for net proceeds of $0.7 million. There was no gain or loss recognized on the sale.
Other
The change in Other includes a $3.3 million impairment of intangible assets for the Predecessor period from January 1, 2011 through June 27, 2011. The intangible assets consisted of property management contracts that were fully impaired as of the date of the Acquisition.

Equity income (loss) in unconsolidated joint ventures (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2012	Period from June 28, 2011 through December 31, 2011	Period from January 1, 2011 through June 27, 2011
Equity in income (loss) of unconsolidated joint ventures	$687	$(160)	$(381)
Impairment of investment in unconsolidated joint ventures	$(314)	$—	$—
Equity in income (loss) of unconsolidated joint ventures increased by $1.2 million in 2012, as compared to 2011, due to improved operating performance of the properties owned by certain of the unconsolidated joint ventures coupled with a gain on a land parcel sale in one of the unconsolidated joint ventures.
During 2012, we recognized provisions for impairment associated with certain of our unconsolidated joint ventures investments due to the operating performance of these unconsolidated joint ventures and general market conditions.
Discontinued operations (in thousands)

	Successor		Predecessor
	Year Ended December 31, 2012	Period from June 28, 2011 through December 31, 2011	Period from January 1, 2011 through June 27, 2011
Discontinued operations:
Income (loss) from discontinued operations	$(884)	$(2,159)	$(875)
Gain on disposition of properties	5,369	—	—
Impairment of real estate assets held for sale	(13,599)	—	(8,608)
Loss from discontinued operations	$(9,114)	$(2,159)	$(9,483)

Income (loss) from discontinued operations
Results from discontinued operations included the results from: (i) 18 shopping centers disposed of in 2013; (ii) 19 shopping centers and one retail building sold during 2012; (iii) two shopping centers sold during the period from January 1, 2011 through June 27, 2011; (iv) and one property held for sale as of December 31, 2013.
Gain on disposition of properties
In connection with the sale of shopping centers in 2012, we recognized a gain of $5.4 million.
Impairment of real estate assets held for sale
In connection with the disposition of 19 shopping centers in 2012 we recognized $13.6 million of provisions for impairment. For purposes of measuring the provision, fair value was determined based upon the contracts with buyers or for purchase and then adjusted to reflect associated disposition costs.

Same Property Net Operating Income of Same Property Portfolio

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	Twelve Months Ended
	12/31/13	12/31/12	Change

Number of properties	479	479	—
Percent billed	90.8%	90.0%	0.8%
Percent leased	92.6%	91.3%	1.2%

Revenues
Rental income	814,232	790,046	3.1%
Expense reimbursements	241,328	227,919	5.9%
Other revenues	6,342	6,115	3.7%
	1,061,902	1,024,080	3.7%
Operating expenses
Property operating costs	(116,923)	(118,582)	(1.4%)
Real estate taxes	(167,393)	(156,584)	6.9%
Provisions for doubtful accounts	(10,902)	(11,534)	(5.5%)
	(295,218)	(286,700)	3.0%
Same property NOI	766,684	737,380	4.0%

Same Property NOI increased $29.3 million or 4.0% for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to (i) a $24.2 million increase in rental income driven by an increase in occupancy to 92.6% from 91.3% and an increase in ABR per square foot to $11.82 from $11.60, and (ii) an increase in the expense recovery percentage to 84.9% from 82.8% driven by higher occupancy and an increase in real estate taxes which have a higher recovery rate than operating expenses. Additional information regarding Same Property NOI, a non-GAAP measure, including a reconciliation of net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI, is included under "Same Property Net Operating Income."

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

	Twelve Months Ended
	12/31/2012	12/31/2011	Change

Number of properties	479	479	—
Percent billed	90%	87.2%	2.8%
Percent leased	91.3%	90.6%	0.7%

Revenues
Rental income	790,046	767,801	2.9%
Expense reimbursements	227,919	220,876	3.2%
Other revenues	6,115	18,104	(66.2)%
	1,024,080	1,006,781	1.7%
Operating expenses
Property operating costs	(118,582)	(125,044)	(5.2)%
Real estate taxes	(156,584)	(154,982)	1.0%
Provisions for doubtful accounts	(11,534)	(18,993)	(39.3)%
	(286,700)	(299,019)	(4.1)%
Same property NOI	737,380	707,762	4.2%
Same Property NOI increased $29.6 million or 4.2% for the year ended December 31, 2012, as compared to the same period in 2011, primarily due to (i) a $22.2 million increase in rental income driven by an increase in occupancy to 91.3% from 90.6% and an increase in overall leasing spreads of 6.3%, (ii) an increase in the expense recovery percentage to 82.5% from 82.1% driven by higher occupancy, and (iii) a $12.3 million decrease in operating expenses driven by a decrease in landlord expenses and a decrease in provision for doubtful accounts. The decrease in the provision for doubtful accounts was primarily attributable to lower receivable balances. Moreover, the provision for doubtful accounts as a percentage of total revenues decreased from 1.89% for 2011 to 1.13% for 2012. Additional information regarding Same Property NOI, a non-GAAP measure, including a reconciliation of net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI, is included under "Same Property Net Operating Income."

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
Our primary expected sources and uses and capital are as follows:

Sources

•	cash and cash equivalents;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt; and

•	asset sales.
Uses
Short term:

•	leasing costs and tenant improvements allowances;

•	active anchor space repositioning/redevelopments;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	distribution payments.
Long term:

•	major active redevelopments, renovation or expansion programs at individual properties;

•	acquisitions; and

•	debt maturities.

Our cash flow activities are summarized as follows (dollars in thousands):

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from June 28, 2011 through December 31, 2011	Period from January 1, 2011 through June 27, 2011
Cash flows provided by operating activities	$331,990	$268,847	$56,746	$117,093
Cash flows used in investing activities	$(86,367)	$(118,702)	$(1,387,031)	$(18,842)
Cash flows provided by (used in) financing activities	$(234,806)	$(204,653)	$1,487,891	$(354,573)

Operating Activities

Cash and cash equivalents were $113.9 million and $103.1 million as of December 31, 2013 and December 31, 2012, respectively.
Our net cash flow provided by operating activities primarily consist of net income from property operations, adjusted for non-cash items including depreciation and amortization, amortization of lease intangibles, the compensation expense associated with our Class B units and provisions for impairment.

For 2013, net cash flow provided by operating activities increased $63.1 million as compared to the corresponding period in 2012. The increase is primarily due to a $29.3 million increase in Same Property NOI, NOI generated from the Acquired Properties, a decrease in interest expense due to repayments of secured mortgage and term loans and unsecured notes and a decrease in general and administrative expense.  These increases were partially offset by costs incurred in our IPO.

Investing Activities
Net cash flow used in investing activities is impacted by the nature, timing and extent of improvements made to our shopping centers, allowances provided to our tenants, and our acquisition and disposition programs. Capital used to fund these activities, and the source thereof, can vary significantly from period to period based on, for example, negotiations with tenants and their willingness to pay higher base rents over the terms of their respective leases as well as the availability of operating cash flows. Net cash flow used in investing activities is also impacted by the level of recurring property capital expenditures in a given period. Recurring capital expenditures are costs to maintain properties and their common areas including new roofs, paving of parking lots and other general upkeep items. Recurring capital expenditures per square foot for 2013 and 2012 were $0.26 and $0.28, respectively.

For 2013, net cash flow used in investing activities decreased $32.3 million as compared to the corresponding period in 2012. The decrease was primarily due to a decrease of $26.7 million expended in 2013 on building improvements and expansion, and an increase of $8.4 million in 2013 in proceeds received from sales of real estate assets.

We continue to execute our strategy to selectively dispose of non-core properties on an opportunistic basis to generate cash proceeds, and to invest our capital in improvements to our shopping centers. Currently, our anchor space repositioning/redevelopments in our Consolidated Portfolio relate to 19 shopping centers for which we anticipate incurring approximately $88.7 million in improvements, of which $56.1 million had not yet been incurred as of December 31, 2013.

Financing Activities

Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness, and prevailing market conditions associated with each source of capital.

For 2013, net cash used in financing activities increased $30.2 million as compared to the corresponding period in 2012. The increase was due to (i) an increase of $855.4 million of repayments of debt obligations, net of borrowings,(ii) an increase of $47.1 million in dividends and distributions to non-controlling interests and (iii) an increase of $20.3 million in deferred financing costs associated with the Unsecured Credit Facility, partially offset by $893.9 million in net proceeds from our IPO.
Debt transactions
Unsecured Credit Facility
On July 16, 2013, our Operating Partnership entered into an unsecured credit facility (the “Unsecured Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents and Barclays Capital plc, Citibank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada, as documentation agents.
The Unsecured Credit Facility consists of (i) $1.25 billion revolving credit facility (the “Revolving Facility), maturing on July 31, 2017, with a one-year extension option; and (ii) a $1.5 billion term loan facility (the “Term Loan Facility”), which will mature on July 31, 2018. Through October 28, 2013, the obligations under the Unsecured Credit Facility were guaranteed by both BPG Subsidiary Inc. ("BPG Sub") and Brixmor OP GP LLC, the general partner of the Operating Partnership (together, the "Parent Guarantors"), as well as by both Brixmor Residual Holding LLC and Brixmor GA America LLC (together, the "Material Subsidiary Guarantors"). Effective October 28, 2013, pursuant to the terms of the Unsecured Credit Facility, the guarantees by the Material Subsidiary Guarantors were terminated. The Revolving Facility includes borrowing capacity available for letters of credit and for short-term borrowings and an option for us to increase the size of the facility, raise incremental credit facilities, and extend the maturity date subject to certain limitations.
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
The margin associated with Term Loan Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.4% to 2.0% for LIBOR rate loans. The margin associated with Revolving Facility borrowings is also based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans.

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

During 2013, $2.5 billion of the Unsecured Credit Facility was drawn to repay certain debt obligations. A portion of the proceeds from the IPO were used to repay the revolver which has an outstanding drawn balance of $120.1 million as of December 31, 2013.

During 2014, we have an aggregate of $190.4 million of mortgage loans and $104.6 million of unsecured notes scheduled to mature and approximately $33.5 million of scheduled mortgage and financing liability amortization payments. Through February 28, 2014, we have repaid $143.0 million of the mortgage loans and $57.6 million of the unsecured notes schedule to mature in 2014 with borrowings under our Unsecured Credit Facility. We currently intend to repay the remaining $47.4 million of mortgage loans scheduled to mature in 2014 with borrowings under our Unsecured Credit Facility. The maturity date of the remaining $46.9 of unsecured notes was extended to 2026-2029. Through February 28, 2014 we have also repaid $161.1 million of mortgage loans scheduled to mature in 2015 and a $175.5 million mortgage loan scheduled to mature in 2017 primarily with borrowings under our Unsecured Credit Facility.

In addition to the Unsecured Credit Facility, we had the following 2013 debt transaction:
We refinanced $42.0 million of mortgage loans with the proceeds of a $57.0 million mortgage loan. The $57.0 million mortgage loan, which closed on February 27, 2013, is secured by three shopping centers, bears interest at a rate equal to LIBOR plus a spread of 350 basis points, requires interest payments monthly and matures on March 1, 2016, subject to two extension options which allow us to extend the maturity date through March 1, 2018 provided that certain financial conditions are satisfied.
Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans and financing liabilities with maturities ranging from one year to 18 years, and non-cancelable operating leases pertaining to our shopping centers.
The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of December 31, 2013.

Contractual Obligations	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
Debt (1)	$5,901,978	327,553	2,315,474	2,168,825	1,090,126
Interest payments (2)	1,128,401	287,850	451,225	227,880	161,446
Financing liabilities	172,690	891	132,917	2,199	36,683
Operating leases	134,201	8,616	16,712	15,274	93,599

Total	$7,337,270	$624,910	$2,916,328	$2,414,178	$1,381,854

(1)
Debt includes scheduled amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable. Maturities for 1-3 years include the first dates that note holders can require us to redeem all or a portion of the notes pursuant to these put repurchase rights.

(2)
We incur interest on $483.6 million of mortgages using the 30-day LIBOR rate (which was 0.17% as of December 31, 2013, subject to certain rate floor requirements up to 75 basis points), plus interest spreads ranging from 300 basis points to 375 basis points. Also, we incur interest on $120.1 million of debt related to the Revolving Facility. The margin associated with Revolving Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans.

As of December 31, 2013, we had $353.6 million of notes payable outstanding, excluding the impact of unamortized premiums, with a weighted average interest rate of 6.03%. The agreements related to these notes payable contain certain covenants, including the maintenance of certain financial coverage ratios. As of December 31, 2013, we were in compliance with the covenants.
The holders of the notes issued under our 1995 indenture have a put right that requires us to repurchase notes tendered by holders (but does not require such holders to tender their notes) for an amount equal to the principal amount plus accrued and unpaid interest on January 15, 2014. As of December 31, 2013, there was $104.6 million aggregate principal amount of notes outstanding under the 1995 indenture. In January 2014, $57.7 million of the outstanding notes were tendered by holders and repurchased by us.

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

FFO is a supplemental, non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. It is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We present FFO as adjusted as an additional supplemental measure as it is more reflective of core operating performance. FFO as adjusted provides securities analysts, investors and other interested parties an additional measure in comparing our performance across reporting periods on a consistent basis by excluding items that are not indicative of core operating performance.

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

Our reconciliation of net loss to FFO and FFO as adjusted for 2013 and 2012 is as follows (in thousands):

	Twelve Months Ended December 31,
	2013	2012
Net loss	$(118,883)	$(160,713)
Gain on disposition of operating properties	(3,392)	(5,369)
Loss on disposition of unconsolidated joint venture operating properties	—	(24)
Depreciation and amortization-real estate related-continuing operations	445,915	499,478
Depreciation and amortization-real estate related-discontinued operations	2,319	8,204
Depreciation and amortization-unconsolidated joint ventures	180	817
Impairment of operating properties	43,582	13,599
Impairment of unconsolidated joint ventures	—	314
Net loss attributable to non-controlling interests not convertible into common stock	(4,806)	(1,306)

FFO	$364,915	$355,000

Gains from land sales and acquisition of joint venture interest	(2,223)	(501)
Impairment of land parcels	3,071	—
Acquisition-related costs	—	541

Total adjustments	848	40

FFO as adjusted	$365,763	$355,040

FFO per common share/unit - diluted	$1.45	$1.47
FFO as adjusted per common share/unit - diluted	$1.45	$1.47
Weighted average shares/units outstanding - diluted	252,009	240,905

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

EBITDA and Adjusted EBITDA are supplemental, non-GAAP financial measures utilized in various financial ratios and are helpful to securities analysts, investors and other interested parties in the evaluation of REITS, as a measure of our operational performance because EBITDA and Adjusted EBITDA exclude various items that do not relate to or are not indicative of its operating performance. In addition, it includes the results of operations of real estate properties that have been sold or classified as real estate held for sale at the end of the reporting period.   Accordingly, the use of EBITDA and Adjusted EBITDA in various ratios provides a meaningful performance measure as it relates to its ability to meet various coverage tests for the stated period.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss (dollars in thousands):

	Twelve Months Ended December 31,
	2013	2012
Net loss	$(118,883)	$(160,713)
Interest expense-continuing operations	347,996	383,715
Interest expense-discontinued operations	1,879	3,628
Interest expense-unconsolidated joint ventures	651	1,589
Federal and state taxes	2,851	2,172
Depreciation and amortization-continuing operations	447,915	502,231
Depreciation and amortization-discontinued operations	2,319	8,203
Depreciation and amortization-unconsolidated joint ventures	180	817

EBITDA	$684,908	$741,642

Acquisition-related costs	—	541
Gain on disposition of operating properties	(3,392)	(5,369)
Gains from development/land sales	(2,223)	(501)
Gain on disposition of joint venture operating properties	—	(24)
Impairments of operating properties	23,534	—
Impairments of real estate held for sale	23,119	13,599
Impairments of real estate joint ventures	—	314

Total adjustments	41,038	8,560

Adjusted EBITDA	$725,946	$750,202

Same Property Net Operating Income

Same Property NOI is calculated (using properties owned as of the end of both reporting periods and for the entirety of both periods excluding the Non-Core Properties and excluding properties classified as discontinued operations), as rental income (minimum rent, percentage rents, tenant recoveries and other property income) less rental operating expenses (property operating expenses, real estate taxes and bad debt expense) of the properties owned by us. Same Property NOI excludes corporate level income (including transaction and other fees), lease termination income, straight-line rent and amortization of above-/below-market leases of the same property pool from the prior year reporting period to the current year reporting period.

Same Property NOI is a supplemental, non-GAAP financial measure utilized to evaluate the operating performance of real estate companies and is frequently used by securities analysts, investors and other interested parties in understanding business and operating results regarding the underlying economics of our business operations. It includes only the net operating income of properties owned for the full period presented, which eliminates disparities in net income due to the acquisition or disposition of properties during the period presented, and therefore, provides a more consistent metric for comparing the performance of properties. Management uses Same Property NOI to review operating results for comparative purposes with respect to previous periods or forecasts, and also to evaluate future prospects. Same Property NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income (determined in accordance with GAAP) or other GAAP financial measures. Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of Same Property NOI may differ in certain respects from the methodology utilized by other REITS and, therefore, may not be comparable to such other REITS.

The following table provides a reconciliation of net loss attributable to Brixmor Property Group Inc. to Same Property NOI for the periods presented (dollars in thousands):

	Twelve Months Ended December 31,
	2013	2012
Net loss attributable to Brixmor Property Group Inc.	(93,534)	(122,567)
Adjustments:
Revenue adjustments (1)	(76,658)	(67,303)
Depreciation and amortization	447,915	502,231
Impairment of real estate assets	23,534	—
Impairment of investment in unconsolidated joint venture	—	314
Acquisition related costs	—	541
General and administrative	121,093	88,843
Other expense	376,567	382,579
Equity in income of unconsolidated joint ventures	(1,167)	(687)
Pro rata share of Same Property NOI of unconsolidated joint ventures	1,043	844
Income from discontinued operations	18,055	9,114
Net income attributable to non-controlling interests	(25,349)	(38,146)
Non-same store NOI	(24,815)	(18,383)
Same property NOI	$766,684	$737,380

(1) Revenue adjustments consist primarily of lease settlement income, straight-line rent and amortization of above and below market leases.

In accordance with Accounting Standards Codification 360-10, Impairment and Disposal of Long-Lived Assets, the results of operations of properties that have been disposed of (by sale, by abandonment, or in a distribution to owners) or classified as held for sale must be classified as discontinued operations and segregated in our Consolidated Statements of Operations and Comprehensive Loss. Therefore, results of operations from prior periods have been restated to reflect the current pool of assets disposed of or held for sale.

Our Critical Accounting Policies
Our discussion and analysis of the historical financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see Note 1 to financial statements contained elsewhere in this annual report on Form 10-K.

Revenue Recognition and Receivables
Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized in the Statements of Operations and contractual payment terms is recorded as deferred rent and presented on the accompanying Consolidated Balance Sheets within Receivables, net.
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
Real Estate
Real estate assets are recorded in the Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt based on an evaluation of available information. Using these estimates, the estimated fair value is allocated to the acquired assets and assumed liabilities.
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
We capitalize costs incurred in the redevelopment and major betterment of our properties. Capitalized costs may include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and direct employee costs incurred during the redevelopment period. Additionally, we capitalized "soft costs" related to redevelopment projects such as costs for professional services, including architects, engineers and surveyors; however, such amounts are an immaterial portion of total redevelopment costs. Properties undergoing redevelopment projects are carried at cost, and depreciation begins when the asset is placed in service. Once a redevelopment project is substantially completed and held available for occupancy, costs are no longer capitalized. Costs for ordinary repairs and maintenance activities are expensed as incurred. We also capitalize compensation costs and general and administrative costs related to employees directly involved in construction and redevelopment activities. These costs include payroll, payroll taxes, employee benefit costs, and travel and entertainment costs. For 2013 and 2012, we capitalized approximately $4.9 million and $5.6 million, respectively, of such costs.
When a real estate asset is identified by management as held-for-sale, we discontinue depreciating the asset and estimates its sales price, net of estimated selling costs. If, based on management’s judgment, the estimated net sales price of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Additionally, the real estate asset and related operations are classified as discontinued operations and separately presented within the Statements of Operations and within Other assets on the Consolidated Balance Sheets. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.
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
In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-

place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such write-offs are included within Depreciation and amortization in the Statements of Operations.

Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provide them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted by two of the Company’s current equity holders, BRE Retail Holdco L.P. and Holdco II (the “Partnerships”), in the form of Class B Units in each of the Partnerships. The awards were granted with service conditions and performance and market conditions.
In connection with the IPO the Company’s Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and restricted stock units, OP Units in the Company’s Operating Partnership, performance awards and other stock-based awards.

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees and non-employee directors be recognized in the statement of operations over the service period based on their fair value. Fair value is determined based on the type of award using either the grant date market price of the Company’s stock, the Black-Scholes-Merton option-pricing model or a Monte Carlo simulation, model. Share-based compensation expense is included in General and administrative in the Company's Condensed Consolidated Statements of Operations.

Inflation
The majority of leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions contain clauses enabling us to receive percentage rents, which generally increase as prices rise but may be adversely impacted by tenant sales decreases, and/or escalation clauses which are typically related to increases in the consumer price index or similar inflation indices. In addition, we believe that many of our existing lease rates are below current market levels for comparable space and that upon renewal or re-rental such rates may be increased to be consistent with, or closer to, current market rates. This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates, and upon the fact that many of our leases have been in place for a number of years and may not contain escalation clauses sufficient to match the increase in market rental rates over such time. Most of our leases require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on our floating rate loans.

In the normal course of business we also face risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks. For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors”.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2013.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest margins available.
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

As of December 31, 2013, we had $1.6 billion of outstanding floating rate borrowings under the Unsecured Credit Facility and $483.6 million of outstanding floating rate mortgages. $1.5 billion of borrowings under the Unsecured Credit Facility are subject to interest rate swap agreements, which effectively convert the interest rate on the borrowings from floating to fixed. All floating rate mortgages are subject to interest rate cap agreements, which effectively limit the interest rate risk. During the twelve months ended December 31, 2013, no payment was received from the respective counterparties to the interest rate cap agreements.

As of December 31, 2013, our variable rate debt consisted primarily of the Unsecured Credit Facility, which is comprised of the Term Loan Facility and the Revolving Facility, which bore interest at a rate equal to LIBOR plus an interest spread of 160 basis points, and variable rate mortgage loans, which bore interest at a rate equal to LIBOR (subject to certain floor rates ranging from up to 75 basis points) plus interest spreads ranging from 300 basis points to 375 basis points.

If market rates of interest on our variable rate debt increased by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.6 million (this includes the impact of the $1.5 billion of interest rate swap agreements and the $1.1 billion of interest rate cap agreements). If market rates of interest on our variable rate debt decreased by 1%, the decrease in annual interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.5 million (this includes the impact of the $1.5 billion of interest rate swap agreements and the $1.1 billion of interest rate cap agreements). As of December 31, 2013, LIBOR was 0.17%. Even if LIBOR were 0%, certain of our variable debt would still be subject to certain floor rates ranging from up to 75 basis points plus interest spreads ranging from 300 basis points to 375 basis points. Accordingly, the decrease in LIBOR with respect to these debt instruments would have a nominal effect on future earnings and cash flows. This assumes that the amount outstanding under our variable rate debt remains at approximately $2.1 billion, the balance as of December 31, 2013. The foregoing assumes that our total debt outstanding remains at approximately $5.9 billion, the balance as of December 31, 2013.

Item 8.    Financial Statements and Supplementary Data
See the Index to Combined Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered our affiliate.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by Item 10 will be included in the sections captioned “Proposal No. 1-Election of Directors,” “The Board of Directors and Certain Governance Matters-Executive Officers of the Company,” “The Board of Directors and Certain Governance Matters-Code of Business Conduct and Ethics and Code of Conduct for Senior Financial Officers,” “The Board of Directors and Certain Governance Matters-Committee Membership-Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 12, 2014 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.
Item 11. Executive Compensation

The information required by Item 11 will be included in the sections captioned “Compensation of Our Officers and Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” included in the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 12, 2014 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the sections captioned “Equity Compensation Plan Information” and “Ownership of Securities” included in the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 12, 2014 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the sections captioned “Transactions with Related Persons” and “The Board of Directors and Certain Governance Matters - Director Independence and Independence Determinations” included in the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 12, 2014 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 will be included in the section captioned “Proposal No. 2 - Ratification of Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” included in the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 12, 2014 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

Form 10-K Page
1. Financial Statements.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Combined Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, the period from June 28, 2011 through December 31, 2011 and the period from January 1, 2011 through June 27, 2011
F-4

Combined Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012, the period from June 28, 2011 through December 31, 2011 and the period from January 1, 2011 through June 27, 2011
F-5

Combined Consolidated Statement of Changes in Equity for the years ended December 31, 2013 and 2012	F-6

Combined Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, the period from June 28, 2011 through December 31, 2011 and the period from January 1, 2011 through June 27, 2011
F-8

Notes to Combined Consolidated Financial Statements	F-9

2. Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts	F-32

Schedule III - Real Estate and Accumulated Depreciation	F-33
3.    Exhibits.
(b)    Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Bylaws of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.2
4.1	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.2	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.3	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.4	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	10/29/2013	4.4
4.5	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.6	Form of Officers’ Certificate relating to the terms of the Company’s 3.75% Convertible Senior Notes due 2023	8-K	001-12244	5/19/2003	4.2
4.7	Supplemental Indenture to the 1999 Indenture, dated as of December 17, 2004, by and between New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company)	8-K	001-12244	12/22/2004	4.1
4.8	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.9	Supplemental Indenture to the 1999 Indenture, dated as of May 4, 2007, by and between Centro NP LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.10	Indenture, dated as of January 30, 2004, by and between New Plan Excel Realty Trust, Inc. as Primary Obligor, and U.S. Bank Trust National Association, as Trustee (the “2004 Indenture”)	8-K	001-12244	2/5/2004	4.1
4.11	First Supplemental Indenture to the 2004 Indenture, dated as of September 19, 2006, between New Plan Excel Realty Trust and U.S. Bank Trust National Association, as trustee	8-K	001-12244	9/13/2006	4.1
4.12	Successor Supplemental Indenture to the 2004 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.13	Supplemental Indenture to the 2004 Indenture, dated as of May 4, 2007, by and between Centro NP LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
10.1	Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Special Limited Partner, and the other limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.1
10.2	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, and the limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.2
10.3	Separate Series Agreement, dated as of October 29, 2013, by and among BRE Non-Core Assets Inc., as a limited partner associated with Series A, Non-Core Series GP, LLC, as the general partner associated with Series A, and Brixmor OP GP LLC, as the general partner of the Partnership on behalf of Brixmor Operating Partnership LP	8-K	001-36160	11/4/2013	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.4	Registration Rights Agreement, dated as of October 29, 2013, by and among the Company and the equity holders named therein	8-K	001-36160	11/4/2013	10.4
10.5	Stockholders’ Agreement, dated as of October 29, 2013, by and between the Company and BRE Retail Holdco L.P.	8-K	001-36160	11/4/2013	10.5
10.6*	Exchange Agreement, dated as of October 29, 2013, by and among the Company and the other holders of BPG Subsidiary Inc. common stock from time to time party thereto	8-K	001-36160	11/4/2013	10.6
10.7	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	—	—	—	—	x
10.8	Form of Contribution Agreement	S-11	333-190002	10/29/2013	10.2
10.9	Non-Core Property Management Agreement, dated as of October 29, 2013	—	—	—	—	x
10.10	Revolving Credit and Term Loan Agreement, dated as of July 16, 2013, among Brixmor Operating Partnership LP. as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada, as documentation agents and the other Lenders party thereto	S-11	333-190002	10/29/2013	10.6
10.11	Parent Guaranty, dated as of July 16, 2013, made by BPG Subsidiary Inc. and Brixmor OP GP LLC for the benefit of JP Morgan Chase Bank, N.A., as administrative agent	S-11	333-190002	10/29/2013	10.7
10.12
Loan Agreement, dated as of July 28, 2010, by and among Centro NP New Garden SC Owner, LLC, Centro NP Clark, LLC, Centro NP Hamilton Plaza Owner, LLC, Centro NP Holdings 11 SPE, LLC, Centro NP Holdings 12 SPE, LLC, Centro NP Atlantic Plaza, LLC, Centro NP 23rd Street Station Owner, LLC, Centro NP Coconut Creek Owner, LLC, Centro NP Seminole Plaza Owner, LLC, Centro NP Ventura Downs Owner, LLC, Centro NP Augusta West Plaza, LLC, Centro NP Banks Station, LLC, Centro NP Laurel Square Owner, LLC, Centro NP Middletown Plaza Owner, LLC, Centro NP Miracle Mile, LLC, Centro NP Ridgeview, LLC, Centro NP Surrey Square Mall, LLC, Centro NP Covington Gallery Owner, LLC, Centro NP Stone Mountain, LLC, Centro NP Greentree SC, LLC, Centro NP Arbor Faire Owner, LP, Centro NP Holdings 10 SPE, LLC, HK New Plan Festival Center (IL), LLC and JPMorgan Chase Bank, N.A., as lender
		S-11	333-190002	10/29/2013	10.9
10.13	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP New Garden SC Owner, LLC, et al.)	S-11	333-190002	10/29/2013	10.10
10.14	Senior Mezzanine Loan Agreement, dated as of July 28, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/29/2013	10.11
10.15	Senior Mezzanine Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/29/2013	10.12
10.16	Omnibus Amendment to the Mezzanine Loan Documents, dated as of September 1, 2010, by and among Centro NP New Garden Mezz 2, LLC, Centro NP Junior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/29/2013	10.13

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.17	Loan Agreement, dated as of July 28, 2010, by and between Centro NP Roosevelt Mall Owner, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/29/2013	10.14
10.18	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP Roosevelt Mall Owner, LLC)	S-11	333-190002	10/29/2013	10.15
10.19*	2013 Omnibus Incentive Plan	S-11	333-190002	10/29/2013	10.18
10.20*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	10/29/2013	10.19
10.21*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Michael A. Carroll	S-11	333-190002	10/29/2013	10.20
10.22*	Employment Agreement, dated June 24, 2013, between BPG Subsidiary Inc. and Michael V. Pappagallo	S-11	333-190002	10/29/2013	10.21
10.23*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Timothy Bruce	S-11	333-190002	10/29/2013	10.22
10.24*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Steven F. Siegel	S-11	333-190002	10/29/2013	10.23
10.25*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Dean Bernstein	S-11	333-190002	10/29/2013	10.24
10.26*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Tiffanie Fisher	S-11	333-190002	10/29/2013	10.25
10.27*	Form of Brixmor Property Group Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/29/2013	10.26
10.28*	Form of BPG Subsidiary Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/29/2013	10.27
10.29*	Separation Agreement, dated as of September 4, 2013, between Brixmor Property Group Inc. and Tiffanie Fisher	S-11	333-190002	10/29/2013	10.28
10.30	Form of Director Restricted Stock Award Agreement	S-11	333-190002	10/29/2013	10.30
21.1	Subsidiaries of the Registrant	—	—	—	—	x
23.1	Consent of Ernst & Young LLP	—	—	—	—	x
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Section 13(r) Disclosure	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

* Indicates management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIXMOR PROPERTY GROUP INC.

Dated: March 12, 2014                    By: /s/ Michael A. Carroll
Michael A. Carroll
Chief Executive Officer
and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2014                        By: /s/ Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Dated: March 12, 2014 By: /s/ Steven A. Splain
Steven A. Splain
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: March 12, 2014                    By: /s/ John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Dated: March 12, 2014                    By: /s/ Michael Berman
Michael Berman
Director

Dated: March 12, 2014                    By: /s/ Anthony W. Deering
Anthony W. Deering
Director

Dated: March 12, 2014                    By: /s/ A.J. Agarwal
A.J. Agarwal
Director

Dated: March 12, 2014                    By: /s/ Jonathan D. Gray
Jonathan D. Gray
Director

Dated: March 12, 2014                    By: /s/ Nadeem Meghji
Nadeem Meghji
Director

Dated: March 12, 2014                    By: /s/ William D. Rahm
William D Rahm
Director

Dated: March 12, 2014                    By: /s/ William J. Stein
William J. Stein
Director

INDEX TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

Form 10-K Page
1	COMBINED CONSOLIDATED STATEMENTS

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Combined Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, the period from June 28, 2011 through December 31, 2011 and the period from January 1, 2011 through June 27, 2011
F-4

Combined Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012, the period from June 28, 2011 through December 31, 2011 and the period from January 1, 2011 through June 27, 2011
F-5

	Combined Consolidated Statement of Changes in Equity for the years ended December 31, 2013 and 2012	F-6

Combined Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, the period from June 28, 2011 through December 31, 2011 and the period from January 1, 2011 through June 27, 2011
F-8

	Notes to Combined Consolidated Financial Statements	F-9

2	COMBINED CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

	Schedule II - Valuation and Qualifying Accounts	F-32

	Schedule III - Real Estate and Accumulated Depreciation	F-33

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Brixmor Property Group Inc and Subsidiaries

We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related combined consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years ended December 31, 2013 and 2012 (Successor) and for the periods from June 28, 2011 through December 31, 2011 (Successor) and January 1, 2011 through June 27, 2011 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brixmor Property Group Inc. and Subsidiaries at December 31, 2013 and 2012, and the combined consolidated results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012 (Successor) and the periods from June 28, 2011 through December 31, 2011 (Successor) and January 1, 2011 through June 27, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young
New York, New York

Date: March 12, 2014

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	Successor
	December 31, 2013	December 31, 2012
Assets
Real estate
Land	$2,055,802	$1,915,667
Buildings and improvements	8,781,926	7,978,759
	10,837,728	9,894,426
Accumulated depreciation and amortization	(1,190,170)	(796,296)
Real estate, net	9,647,558	9,098,130

Investments in and advances to unconsolidated joint ventures	9,205	16,038
Cash and cash equivalents	113,915	103,098
Restricted cash	75,457	90,160
Marketable securities	22,104	24,883
Receivables, net	178,505	156,944
Deferred charges and prepaid expenses, net	105,522	95,118
Other assets	19,650	19,358
Total assets	$10,171,916	$9,603,729

Liabilities
Debt obligations, net	$5,981,289	$6,499,356
Financing liabilities, net	175,111	174,440
Accounts payable, accrued expenses and other liabilities	709,529	632,112
Total liabilities	6,865,929	7,305,908

Redeemable non-controlling interests	21,467	21,467

Commitments and contingencies	—	—

Equity
Preferred stock, $0.01 par value; authorized 300,000,000 shares; 0 and 125 shares outstanding	—	—
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 229,689,960 and 182,242,460 shares outstanding	2,297	1,822
Additional paid in capital	2,543,690	1,746,271
Accumulated other comprehensive loss	(6,812)	(39)
Distributions in excess of accumulated loss	(196,707)	(26,559)
Total stockholders' equity	2,342,468	1,721,495
Non-controlling interests	942,052	554,859
Total equity	3,284,520	2,276,354
Total liabilities and equity	$10,171,916	$9,603,729
The accompanying notes are an integral part of these consolidated financial statements.

F-3

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Successor (Consolidated)			Predecessor (Combined Consolidated)
	Year Ended December 31,		Period from June 28, 2011 through December 31,	Period from January 1, 2011 through June 27,
	2013	2012	2011	2011
Revenues
Rental income	$908,854	$874,325	$440,961	$424,325
Expense reimbursements	249,265	233,489	115,955	118,486
Other revenues	16,578	11,358	5,673	7,980
Total revenues	1,174,697	1,119,172	562,589	550,791

Operating expenses
Operating costs	121,262	123,503	61,776	66,869
Real estate taxes	174,634	161,681	80,445	79,175
Depreciation and amortization	447,915	502,231	292,648	173,543
Provision for doubtful accounts	11,687	11,766	8,955	11,182
Impairment of real estate assets	23,534	—	—	—
Acquisition related costs	—	541	41,362	5,647
General and administrative	121,093	88,843	50,437	57,434
Total operating expenses	900,125	888,565	535,623	393,850

Other income (expense)
Dividends and interest	832	1,138	641	815
Gain on bargain purchase	—	—	328,826	—
Interest expense	(347,996)	(383,715)	(203,090)	(191,255)
Gain on sales of real estate assets and acquisition of joint venture interest	2,223	501	—	—
Other	(31,626)	(503)	2,112	(3,728)
Total other income (expense)	(376,567)	(382,579)	128,489	(194,168)

Income (loss) before equity in income of unconsolidated joint ventures	(101,995)	(151,972)	155,455	(37,227)
Equity in income (loss) of unconsolidated joint ventures	1,167	687	(160)	(381)
Impairment of investment in unconsolidated joint ventures	—	(314)	—	—
Income (loss) from continuing operations	(100,828)	(151,599)	155,295	(37,608)

Discontinued operations:
Income (loss) from discontinued operations	1,672	(884)	(2,159)	(875)
Gain on disposition of operating properties	3,392	5,369	—	—
Impairment on real estate held for sale	(23,119)	(13,599)	—	(8,608)
Loss from discontinued operations	(18,055)	(9,114)	(2,159)	(9,483)

Net income (loss)	(118,883)	(160,713)	153,136	(47,091)

Non-controlling interests
Net (income) loss attributable to non-controlling interests	25,349	38,146	(37,785)	(752)

Net income (loss) attributable to Brixmor Property Group Inc.	(93,534)	(122,567)	115,351	(47,843)

Preferred stock dividends	(162)	(296)	(137)	—
Net income (loss) attributable to common stockholders	$(93,696)	$(122,863)	$115,214	$(47,843)
Per common share
Income (loss) from continuing operations
-Basic	$(0.42)	$(0.64)	$0.65
-Diluted	$(0.42)	$(0.64)	$0.65
Net income (loss) attributable to common stockholders
-Basic	$(0.50)	$(0.68)	$0.64
-Diluted	$(0.50)	$(0.68)	$0.64
Weighted average common outstanding shares
outstanding- basic and diluted: (1)	188,993	180,675	180,675
(1) Excluded convertible OP Units, convertible BPG subsidiary shares and unvested restricted stock awards as their impact would either have no effect on the per share amounts or would be anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor (Consolidated)			Predecessor (Combined Consolidated)
	Year Ended December 31,		Period from June 28 through December 31	Period from January 1 through June 27
	2013	2012	2011	2011
Net income (loss)	(118,883)	(160,713)	153,136	(47,091)
Other comprehensive income (loss)
Change in unrealized loss on interest rate hedges	(6,795)	—	—	—
Change in unrealized income (loss) on marketable securities	22	(83)	44	20

Comprehensive income (loss)	(125,656)	(160,796)	153,180	(47,071)

Comprehensive income (loss) attributable to non-controlling interests	25,349	38,146	(37,785)	(752)

Comprehensive income (loss) attributable to the Company	$(100,307)	$(122,650)	$115,395	$(47,823)

The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)

Predecessor (Combined Consolidated)
For the Period January 1, 2011 through June 27, 2011
	Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2011	—	$—	—	$—	$1,956,471	$(5)	$—	$1,352	$1,957,818
Contributions	—	—	—	—	4,377	—	—	—	4,377
Distributions	—	—	—	—	(36,725)	—	—	—	(36,725)
Other reclassification adjustment	—	—	—	—	2	—	—	—	2
Unrealized gain on marketable securities	—	—	—	—	—	20	—	—	20
Non-controlling interest	—	—	—	—	—	—	—	(28)	(28)
Net (loss) income	—	—	—	—	(47,843)	—	—	116	(47,727)
Ending balance, June 27, 2011	—	$—	—	$—	$1,876,282	$15	$—	$1,440	$1,877,737

Successor (Consolidated)
For the Period June 28, 2011 through December 31, 2011
	Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Loss	Non-controlling Interests	Total
Beginning balance, June 28, 2011	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of preferred stock	—	—	—	—	2,500	—	—	—	2,500
Issuance of common stock	—	—	182,242	1,822	1,738,105	—	—	—	1,739,927
Compensation expense relating to Class B Units	—	—	—	—	809	—	—	261	1,070
Unrealized gain on marketable securities	—	—	—	—	—	44	—	—	44
Preferred stock dividends	—	—	—	—	—	—	(137)	—	(137)
Issuance of non-controlling interests in subsidiary	—	—	—	—	—	—	—	561,549	561,549
Net income	—	—	—	—	—	—	115,351	37,126	152,477
Ending balance, December 31, 2011	—	$—	182,242	$1,822	$1,741,414	$44	$115,214	$598,936	$2,457,430

Successor (Consolidated)
For the Year Ended December 31, 2012
	Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2012	—	$—	182,242	$1,822	$1,741,414	$44	$115,214	$598,936	$2,457,430
Common stock dividends	—	—	—	—	—	—	(18,910)	—	(18,910)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,203)	(6,203)
Compensations expense relating to Class B Units	—	—	—	—	4,857	—	—	1,563	6,420
Unrealized loss on marketable securities	—	—	—	—	—	(83)	—	—	(83)
Preferred stock dividends	—	—	—	—	—	—	(296)	—	(296)
Net Income	—	—	—	—	—	—	(122,567)	(39,437)	(162,004)
Ending balance, December 31, 2012	—	$—	182,242	$1,822	$1,746,271	$(39)	$(26,559)	$554,859	$2,276,354

Successor (Consolidated)
For the Year Ended December 31, 2013
	Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2013	—	$—	182,242	$1,822	$1,746,271	$(39)	$(26,559)	$554,859	$2,276,354
Common stock dividends	—	—	—	—	—	—	(47,280)	—	(47,280)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(25,219)	(25,219)
Issuance of non-core series A	—	—	—	—	(186,935)	—	—	186,935	—
Issuance of OP units for Acquired Properties	—	—	—	—	—	—	—	317,556	317,556
Compensation expense relating to Class B Units	—	—	—	—	27,487	—	—	8,908	36,395
Proceeds from initial public offering	—	—	47,438	475	893,385	—	—		893,860
Redemption of preferred stock	—	—	—	—	(1,250)	—	—	—	(1,250)
Preferred stock dividends	—	—	—	—	—	—	(162)	(151)	(313)
Credit swap liability	—	—	—	—	—	(6,795)	—	—	(6,795)
Unrealized gain on marketable securities	—	—	—	—	—	22	—	—	22
Declared but unpaid dividends and distributions	—	—	—	—	—	—	(29,172)	(9,467)	(38,639)
Reallocation of non-controlling interest in the OP and BPG Sub.	—	—	—	—	64,732	—	—	(64,732)	—
Net loss	—	—	—	—	—	—	(93,534)	(26,637)	(120,171)
Ending balance, December 31, 2013	—	$—	229,680	$2,297	$2,543,690	$(6,812)	$(196,707)	$942,052	$3,284,520

The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Successor (Consolidated)			Predecessor (Combined Consolidated)
	Year Ended December 31,		Period from June 28, 2011 through December 31, 2011	Period from January 1, 2011 through June 27, 2011
	2013	2012
Operating activities:
Net income (loss)	$(118,883)	$(160,713)	$153,136	$(47,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	450,279	510,435	298,698	179,371
Debt premium and discount amortization	(20,973)	(25,314)	(12,974)	(2,832)
Deferred financing cost amortization	10,831	10,272	4,812	5,166
Above and below market lease intangible amortization	(51,379)	(50,881)	(28,058)	(33,989)
Provisions of impairment	46,653	13,913	—	8,751
Gain on bargain purchase	—	—	(328,826)	—
Gain on sale of real estate assets and acquisition of joint venture interest	(5,615)	(5,870)	—	(143)
Amortization of Class B units	36,395	6,420	1,070	—
Other	(1,165)	(687)	210	999
(Gain) loss on debt extinguishment, net	16,498	—	(917)	—
Changes in operating assets and liabilities:
Restricted cash	5,562	(8,144)	10,823	(18,103)
Receivables	(17,055)	(11,793)	(7,706)	15,635
Deferred charges and prepaid expenses	(22,826)	(24,422)	(5,992)	(18,368)
Other assets	2,901	(2,692)	—	4,769
Accounts payable, accrued expenses and other liabilities	767	18,323	(27,530)	22,928
Net cash provided by operating activities	331,990	268,847	56,746	117,093

Investing activities:
Acquisition of the Business	—	—	(1,335,799)	—
Building improvements	(150,461)	(177,213)	(56,855)	(59,073)
Acquisitions of real estate assets	(6,377)	(6,000)	—	—
Proceeds from sales of real estate assets	58,994	50,609	719	53,453
Distributions from unconsolidated joint ventures	593	1,640	1,434	3,233
Contributions to unconsolidated joint ventures	(25)	(1,496)	—	(2)
Change in restricted cash attributable to investing activities	8,108	16,266	7,370	(16,922)
Purchase of marketable securities	(12,737)	(22,116)	(12,953)	(10,984)
Proceeds from sale of marketable securities	15,538	19,608	9,053	11,453
Net cash used in investing activities	(86,367)	(118,702)	(1,387,031)	(18,842)

Financing activities:
Repayment of debt obligations and financing liabilities	(2,702,931)	(530,342)	(2,415,462)	(383,383)
Proceeds from debt obligations	57,000	360,000	1,542,000	163,000
Repayment of borrowings under unsecured revolving credit facility	(914,108)	—	—	—
Proceeds from borrowings under unsecured credit facility	2,534,286	—	—	—
Deferred financing costs	(27,529)	(7,256)	(39,243)	(921)
Change in restricted cash attributable to financing activities	—	—	100,123	(100,123)
Proceeds from issuance of common stock	893,860		1,742,426	—
Redemption of preferred stock	(1,250)		—	—
Distributions to stockholders	(47,442)	(19,209)	(137)	—
Contributions attributable to CNP net investment	—	—	—	4,377
Distributions attributable to CNP net investment	—	—	—	(36,725)
Contributions from non-controlling interests	—	—	560,074	—
Distributions to non-controlling interests and other	(26,692)	(7,846)	(1,890)	(798)
Net cash provided by (used in) financing activities	(234,806)	(204,653)	1,487,891	(354,573)

Change in cash and cash equivalents	10,817	(54,508)	157,606	(256,322)
Cash and cash equivalents at beginning of period	103,098	157,606	—	304,522
Cash and cash equivalents at end of period	$113,915	$103,098	$157,606	$48,200
Supplemental cash flow information, including non-cash investing and/or financing activities:
Cash paid for interest, net of amount capitalized	$342,950	$388,320	$217,445	$185,597
State and local taxes paid	2,013	2,754	—	—
Capitalized interest	4,968	1,661	292	254
Fair value of Operating Partnership units issued for acquisition of real estate assets	317,556	—	—	—
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012
(in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and its consolidated subsidiaries (the “Company”) were formed for the purpose of owning, operating and managing grocery-anchored community and neighborhood shopping centers throughout the United States.
On February 28, 2011, the Company agreed to purchase certain United States assets and management platform of Centro Properties Group (“CNP”) and its managed funds (the “Acquisition” and, together with the related financings, asset acquisitions and other transactions, the “Transactions”). On June 28, 2011, the Acquisition was consummated, resulting in the Company acquiring 585 properties for approximately $9.0 billion, net of cash acquired of $0.1 billion. The consideration for the Transactions included approximately $1.2 billion in cash and $7.8 billion of assumed indebtedness (the “Consideration”).

In June 2013, the Company changed its name from BRE Retail Parent Inc. to Brixmor Property Group Inc. Simultaneous with this name change, the Company’s consolidated subsidiary changed its name to BPG Subsidiary Inc. ("BPG Sub") from Brixmor Property Group Inc.

Initial Public Offering and IPO Property Transfers
On November 4, 2013, the Company completed an initial public offering (“IPO”) in which it sold approximately 47.4 million shares of its common stock, at an IPO price of $20.00 per share. The Company received net proceeds from the sale of shares in the IPO of approximately $893.9 million after deducting $54.9 million in underwriting discounts, expenses and transaction costs. Of the total proceeds received, $824.7 million was used to pay down amounts outstanding under the Company's unsecured credit facility (see Note 7 for additional information).

In connection with the IPO, the Company acquired interests in 43 properties (the “Acquired Properties”) from certain investment funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) in exchange for 15,877,791 common units of partnership interest (the “OP Units”) in Brixmor Operating Partnership LP (the “Operating Partnership”) having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties, the Company repaid $66.6 million of indebtedness to Blackstone attributable to the Acquired Properties with a portion of the net proceeds of the IPO.

Also in connection with the IPO the Company, the Company created a separate series of interest in the Operating Partnership that allocates to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the “pre-IPO owners”) all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its portfolio (the “Non-Core Properties”).  During 2013, the Company disposed of 11 of the Non-Core Properties. As of December 31, 2013, the Company owned a 100% interest in 33 of the Non-Core Properties and a 20% interest in three of the Non-Core Properties.  On January 15, 2014, the Operating Partnership caused all but one of the Non-Core Properties to be transferred to the pre-IPO owners. The consolidated financial statements of the Company for the years ended December 31, 2013, December 31, 2012, the periods from January 1, 2011 to June 27, 2011 and June 28, 2011 to December 31, 2011 do not reflect the transfer of the 47 Non-Core Properties.

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and cash flows for the years ended December 31, 2013 and 2012 and the period from June 28, 2011 through December 31, 2011, as well as the combined consolidated results of the Company’s operations and cash flows for the period from January 1, 2011 through June 27, 2011.

For periods preceding the date of the Transactions, the financial information included herein reflects the combined consolidated financial position, results of operations and cash flows of the business, which has been determined to be the predecessor to the Company.

The business comprised certain U.S. holding companies that indirectly owned the Total Portfolio and historically conducted the activities of that business prior to the Transactions. Because these holding companies were under the common control of CNP prior to the Transactions, the financial information for the pre-Transactions periods has been presented on a combined consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"). All amounts presented have been reflected at the business’ historical basis.

As a result, the financial information for 2011 includes financial information associated with the post-Transactions basis for the period June 28, 2011 through December 31, 2011 and financial information associated with the pre-Transactions basis for the period January 1, 2011 through June 27, 2011. These separate periods are presented to reflect the new accounting basis established as of June 28, 2011 in connection with the Transactions, which were accounted for as a business combination.

The bases of the assets and liabilities associated with the post-Transactions basis are, therefore, not comparable to the pre-Transaction basis, nor would the statement of operations items for the period June 28, 2011 through December 31, 2011 have been the same had the Transactions not occurred.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP.

Principles of Consolidation and Use of Estimates
The accompanying Consolidated Financial Statements include the accounts of Brixmor Property Group Inc., its wholly owned subsidiaries and all other entities in which it has a controlling financial interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interests as of and during the periods presented. All intercompany transactions have been eliminated.

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

Non-controlling Interests
The Company accounts for non-controlling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the Financial Accounting Standards Board (“FASB”). Non-controlling interests represent the portion of equity that the Company does not own in those entities that it consolidates. The Company identifies its non-controlling interests separately within the Equity section of the Company’s Consolidated Balance Sheets. The amounts of consolidated net earnings attributable to the Company and to the non-controlling interests are presented separately on the Company’s Combined Consolidated Statements of Operations.

Non-controlling interests also includes amounts related to partnership units issued by consolidated subsidiaries of the Company. Holders of these Class A Preferred Units have a redemption right that provides the holder with the option to redeem their units for $33.15 per unit in cash plus all accrued and unpaid distributions. The unit holders generally have the right to redeem their units for cash at any time provided certain notification requirements have been met.

The Company evaluates the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Units which embody an unconditional obligation requiring the Company to redeem the units for cash at a specified or determinable date (or dates) or upon an event that is certain to occur are determined to be mandatorily redeemable under this guidance and are included as Redeemable non-controlling interests in partnership and classified within the mezzanine section between Total liabilities and Equity on the Company’s Combined Consolidated Balance Sheets. Convertible units for which the Company has the option to settle redemption amounts in cash or Common Stock are included in the caption Non-controlling interests within the Equity section of the Company’s Combined Consolidated Balance Sheets.

Cash and Cash Equivalents
For purposes of presentation on both the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, the Company considers instruments with an original maturity of three months or less to be cash and cash equivalents.

Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions and primarily in funds that are insured by the United States federal government.

Restricted Cash
Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements as well as legally restricted tenant security deposits. All restricted cash is invested in money market accounts.

Real Estate
Real estate assets are recorded in the Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt based on an evaluation of available information. Based on these estimates, the estimated fair value is allocated to the acquired assets and assumed liabilities.

The fair values of tangible assets are determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If, up to one year from the acquisition date, information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

In allocating the fair value to identifiable intangible assets and liabilities of an acquired operating property, the value of above-market and below-market leases is estimated based on the present value (using an interest rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management's estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease, which includes renewal periods with fixed rental terms that are considered to be below-market.

In determining the value of in-place leases and tenant relationships, management evaluates the specific characteristics of each lease and the Company's overall relationship with each tenant. Factors considered include, but are not limited to: the nature of the existing relationship with a tenant, the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include: real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical lease-up periods. Costs to execute similar leases include: commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. The value assigned to in-place leases is amortized to expense over the remaining term of each lease. The value assigned to tenant relationships is amortized over the initial terms of the leases.

Certain real estate assets are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building and building and land improvements	20 - 40 years
Furniture, fixtures, and equipment	5 - 10 years
Tenant improvements	The shorter of the term of the related lease or useful life

Costs to fund major replacements and betterments, which extend the life of the asset, are capitalized and depreciated over their respective useful lives, while costs for ordinary repairs and maintenance activities are expensed as incurred.

When a real estate asset is identified by management as held-for-sale, the Company discontinues depreciating the asset and estimates its sales price, net of estimated selling costs. If, in management's opinion, the estimated net sales price of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Additionally, the real estate asset and related operations are classified as discontinued operations and separately presented within the Consolidated Statements of Operations and within Other assets on the Consolidated Balance Sheets. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.

On a periodic basis, management assesses whether there are indicators that the value of the Company's real estate assets (including any related intangible assets or liabilities) may be impaired.

If an indicator is identified, a real estate asset is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset's carrying value. Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its fair value.

In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such write-offs are included within Depreciation and amortization in the Consolidated Statements of Operations.

Real Estate Under Redevelopment
Real estate assets that are under redevelopment are carried at cost and are not depreciated. Amounts essential to the development of the property, such as development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of redevelopment are capitalized. The Company ceases cost capitalization when the property is available for occupancy or upon substantial completion of building and tenant improvements, but no later than one year from the completion of major construction activity.

Investments in and Advances to Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence over, but does not control these entities. These investments are initially recorded at cost and are subsequently adjusted for cash contributions and distributions. Earnings for each investment are recognized in accordance with the terms of the applicable agreement and where applicable, are based upon an allocation of the unconsolidated real estate joint ventures' net assets at book value as if it was hypothetically liquidated at the end of each reporting period. Intercompany fees and gains on transactions with an unconsolidated joint venture are eliminated to the extent of the Company's ownership interest.

To recognize the character of distributions from an unconsolidated joint venture, the Company reviews the nature of cash distributions received for purposes of determining whether such distributions should be classified as either a return on investment, which would be included in operating activities, or a return of investment, which would be included in Investing activities on the Consolidated Statements of Cash Flows.

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment's value is impaired only if management's estimate of the fair value of the Company's investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.

Management's estimates of fair value are based upon a discounted cash flow model for each specific investment that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums. Capitalization rates, discount rates and credit spreads used in these models are based upon rates that the Company believes to be within a reasonable range of current market rates.

Deferred Leasing and Financing Costs
Costs incurred in obtaining tenant leases (including internal leasing costs) and long-term financing are amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. Costs incurred related to obtaining tenant leases which are capitalized include salaries, lease incentives and the related costs of personnel directly involved in successful leasing efforts. Costs incurred in obtaining long-term financing which are capitalized include bank fees, legal and title costs and transfer taxes. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, in the Consolidated Statements of Operations.

Marketable Securities
The Company classifies its marketable securities, which include both debt and equity securities, as available-for-sale. These securities are carried at fair value with unrealized gains and losses reported in member's equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the weighted average method.

On a periodic basis, management assesses whether there are indicators that the value of the Company's marketable securities may be impaired. A marketable security is impaired if the fair value of the security is less than its carrying value and the difference is determined to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the security over its estimated fair value.

At December 31, 2013 and 2012, the fair value of the Company’s marketable securities portfolio approximated its amortized cost basis. As a result, gross unrealized gains and gross unrealized losses were immaterial to the Company’s Consolidated Financial Statements.

Derivative Financial Instruments
Derivatives, including certain derivatives embedded in other contracts, are measured at fair value and are recognized in the Consolidated Balance Sheets as assets or liabilities, depending on the Company's rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the necessary criteria.

Revenue Recognition and Receivables
Rental revenue is recognized on a straight-line basis over the terms of the related leases.  The cumulative difference between rental revenue recognized in the Consolidated Statements of Operations and contractual payment terms is recorded as deferred rent and presented on the accompanying Consolidated Balance Sheets within Receivables.

The Company commences recognizing revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee.  These percentage rents are recognized upon the achievement of certain pre-determined sales levels. Leases also typically provide for reimbursement of common area maintenance, property taxes and other operating expenses by the lessee which are recognized in the period the applicable expenditures are incurred.

The determination of who is the owner, for accounting purposes, of tenant improvements (where provided) determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under a lease are accounted for as lease incentives which are amortized as a reduction of revenue recognized over the term of the lease. In these circumstances, the Company commences revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. In making this assessment, the Company considers a number of factors, each of which individually is not determinative.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by the Company with the applicable property are met.

The Company periodically evaluates the collectibility of its receivables related to base rents, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes its receivables and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provide them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted by two of the Company’s current equity holders, BRE Retail Holdco L.P. and Holdco II (the “Partnerships”), in the form of Class B Units in each of the Partnerships. The awards were granted with service conditions and performance and market conditions.

In connection with the IPO the Company’s Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and restricted stock units, OP Units in the Company’s Operating Partnership, performance awards and other stock-based awards.

The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees and non-employee directors be recognized in the statement of operations over the service period based on their fair value. Fair value is determined based on the type of award using either the grant date market price of the Company’s stock, the Black-Scholes-Merton option-pricing model or a Monte Carlo simulation model. Share-based compensation expense is included in General and administrative in the Company's Condensed Consolidated Statements of Operations.

Income Taxes
The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for United States federal income tax purposes. REITs generally are not required to pay federal income taxes on their net income that is currently distributed to stockholders if they distribute to stockholders at least 90% of their United States taxable income and meet certain income, asset and organizational tests. Accordingly, the Company generally will not be subject to federal income tax.

The Company has elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries, which are subject to income tax. Taxable REIT subsidiaries may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to United States federal and state income tax at regular corporate tax rates.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

The Company reviews the need to establish a valuation allowance against its deferred tax assets on a quarterly basis. This review includes an analysis of various factors, such as future reversals of existing taxable temporary differences, the capacity for the carryback or carryforward of any losses, the occurrence of future income or loss and available tax planning strategies.

Tax benefits associated with uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The Company has analyzed the tax position taken on income tax returns for the open 2011 through 2013 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2013 and 2012.

New Accounting Pronouncements
In February 2013, FASB issued Accounting Standards Update (“ASU”) 2013-2, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-2 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. The adoption of this guidance did not have a material impact on the Company's financial statement presentation.

It has been determined that any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the Consolidated Financial Statements of the Company.

2.    Acquisition of Real Estate
The Company acquired interests in the Acquired Properties from certain investment funds affiliated with Blackstone in exchange for 15,877,791 OP Units in the Operating Partnership having a value of $317.5 million based on the IPO price of $20.00 per share. In connection with the acquisition of the Acquired Properties, we repaid approximately $66.6 million of indebtedness to Blackstone attributable to the Acquired Properties with a portion of the net proceeds of the IPO.

The acquisition of the Acquired Properties was accounted for as a business combination. As a result, the associated consideration has been allocated to the assets acquired and liabilities assumed based on management's estimate of their fair values using information available on the acquisition date. The allocation of the consideration for this acquisition is preliminary and remains subject to adjustment. The following table summarizes the fair value of the net assets acquired on October 29, 2013:

Assets
Real estate, net	888,134

Cash and cash equivalents	8,729
Restricted cash	7,878
Receivables, net	4,840
Deferred charges and prepaid expenses, net	1,496
Other assets	989
Total assets	$912,066

Liabilities
Debt obligations, net	$430,465
Accounts payable, accrued expenses and other liabilities	164,045
Total liabilities	594,510

Net Assets Acquired	317,556
During the year ended December 31, 2013, in addition to the Acquired Properties, the Company acquired one building, located adjacent to one of the Company's existing shopping centers, for approximately $5.1 million and acquired the remaining 70% partnership interest in Arapahoe Crossings, L.P. that was previously owned by an unaffiliated third party for a net purchase price of $18.7 million. In connection with the acquisition, a gain of $1.1 million on the step-up of the Company's original 30% interest was recognized. The acquisition of the partnership interest included the assumption of debt obligations of approximately $41.8 million, which were paid off with the proceeds from the unsecured credit facility entered into in July 2013 (see Note 7 for further discussion of the unsecured credit facility).

During the year ended December 31, 2012, the Company acquired three retail buildings, located adjacent to three of the Company’s existing shopping centers, for approximately $5.5 million and acquired the remaining 50% ownership interest in a 41.6 acre land parcel in Riverhead, NY for a purchase price of $0.5 million.

The accompanying unaudited pro forma information for the years ended December 31, 2013, 2012, and 2011, is presented as if the Acquistion had occurred on January 1, 2011 and the acquisition of the Acquired Properties had occurred on January 1, 2012. This pro forma information is based on the historical financial statements and should be read in conjunction with the Combined Consolidated Financial Statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of operations would have been had the above occurred, nor do they purport to predict the results of operations for future periods.

	Year Ending December 31,
	2013	2012	2011
Revenue	$1,236,545	$1,192,935	$1,120,904
Net Loss	$(123,725)	$(163,786)	$(260,601)

3.    Discontinued Operations and Assets Held for Sale
The Company reports as discontinued operations real estate assets that are held for sale as of the end of the current period and real estate assets that were sold during the period. The operating results and gain on disposition of the real estate properties are included in a separate component of income on the Consolidated Statements of Operations under Discontinued operations. This has resulted in certain reclassifications for the years ended December 31, 2013 and 2012, the period from June 28, 2011 to December 31, 2011 and the period from January 1, 2011 to June 27, 2011.

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from June 28, 2011 to December 31, 2011	Period from January 1, 2011 to June 27, 2011
Discontinued operations:
Revenues	$7,440	$20,171	$11,073	$11,199
Operating expenses	(6,691)	(17,442)	(10,886)	(11,440)
Other expense, net	923	(3,613)	(2,346)	(634)
Income (loss) from discontinued operating properties	1,672	(884)	(2,159)	(875)
Gain on disposition of operating properties	3,392	5,369	—	—
Impairment on real estate held for sale	(23,119)	(13,599)	—	(8,608)
Loss from discontinued operations	$(18,055)	$(9,114)	$(2,159)	$(9,483)

As of December 31, 2013, the Company had one shopping center classified as held for sale and is presented in Other assets within the Consolidated Balance Sheets. The shopping center had a carrying value of approximately $5.5 million as of December 31, 2013.

As of December 31, 2012, the Company had one shopping center classified as held for sale which is presented in Other assets within the Consolidated Balance Sheets. The shopping center had a carrying value of approximately $1.6 million as of December 31, 2012.

During the year ended December 31, 2013, the Company disposed of 18 shopping centers for aggregate proceeds of $54.6 million.

During the year ended December 31, 2012, the Company disposed of 19 shopping centers, one land parcel and two buildings for aggregate proceeds of $50.6 million.

In connection with the real estate classified as held for sale and the disposition of the shopping centers during the years ended December 31, 2013 and 2012, the period from June 28, 2011 to December 31, 2011 and the period from January 1, 2011 to June 27, 2011, the Company recognized provisions for impairment of $23.1 million, $13.6 million, $0 and $8.6 million, respectively. For purposes of measuring this provision, fair value was determined based upon contracts with buyers and then adjusted to reflect associated disposition costs.

4.    Real Estate
The Company's components of Real estate, net consisted of the following:

	December 31, 2013	December 31, 2012
Land	$2,055,802	$1,915,667
Buildings and improvements:
Building	7,436,072	6,817,378
Building and tenant improvements	373,907	254,844
Other rental property (1)	971,947	906,537
	10,837,728	9,894,426
Accumulated depreciation and amortization	(1,190,170)	(796,296)
Total	$9,647,558	$9,098,130

(1)
At December 31, 2013 and 2012, Other rental property consisted of intangible assets including: (i) $881.9 million and $826.9 million, respectively, of in-place lease value, (ii) $90.0 million and $79.6 million, respectively, of above-market leases, and (iii) $462.5 million and $341.8 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at December 31, 2013 and 2012, the Company had intangible liabilities relating to below-market leases of approximately $541.8 million and $473.9 million, respectively, and accumulated amortization of approximately $153.6 million and $97.7 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company's Consolidated Balance Sheets, are amortized over the term of each related lease including any renewal periods with fixed rentals that are considered to be below market.

Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the years ended December 31, 2013 and 2012 was approximately $93.3 million and $142.4 million, respectively. The estimated net amortization expense associated with the Company's intangible assets and liabilities for the next five years are as follows:

Year ending December 31,	Estimated net amortization expense
2014	$74,553
2015	47,885
2016	23,183
2017	10,543
2018	4,194

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

During the year ended December 31, 2013, the Company recognized $23.5 million of provision for impairment, excluding provisions for impairment included in Discontinued operations. The Company did not recognize any provisions for impairment for the year ended December 31, 2012, the period from June 28, 2011 to December 31, 2011 and the period from January 1, 2011 to June 27, 2011.

The Company's estimated fair values relating to the above impairment provision assessments were based upon internal analysis as well as proposed sale prices from properties under contract for sale. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and expectations for growth, the Company determined that such fair value measurements were classified within Level 3 of the fair value hierarchy. The carrying value of impaired real estate was $69.3 million as of December 31, 2013.

5.    Financial Instruments - Derivatives and Hedging
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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the year ended December 31, 2013, the Company entered into five forward starting interest rate swap agreements with a notional amount of $1,500.0 million to hedge the variable cash flows associated with third party debt. Brixmor did not have any derivatives designated as cash flow hedges as of December 31, 2012

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2013 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of December 31, 2013 and 2012, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2013	December 31, 2012
Gross derivative assets	$—	$—
Gross derivative liabilities	(6,795)	—
Net derivative liability	$(6,795)	$—

All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying Consolidated Statements of Operations for the year ended December 31, 2013is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Year Ended December 31, 2013
Amount of loss recognized in OCI on derivative	$(6,795)
Amount of gain (loss) reclassified from accumulated OCI into interest expense	$—

The Company estimates that approximately $9.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the year ended December 31, 2013. The Company did not have any designated hedges for the year ended December 31, 2012, the period from June 28, 2011 through December 31, 2011 or the period from January 1, 2011 through June 27, 2011.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. The Company’s only non-designated interest rate derivatives held as of December 31, 2013 and 2012 were interest rate caps. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of December 31, 2013 and 2012, the fair value of these interest rate caps was nominal, and, during the years ended December 31, 2013 and 2012, the period from June 28, 2011 to December 31, 2011 and the period from January 1, 2011 to June 27, 2011, no payments were received from the respective counterparties.

A detail of the Company’s non-designated interest rate derivatives outstanding as of December 31, 2013 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Caps	10	$1,118,000

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $6.8 million.

6.    Debt Obligations
As of December 31, 2013 and 2012, the Company had the following indebtedness outstanding:

	Successor
	Carrying Value as of
	December 31, 2013	December 31, 2012	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$3,444,578	$5,330,442	4.85% - 8.18%	2014 – 2021
Variable rate mortgage and secured loans(3)	483,604	668,605	Variable(3)	2015 – 2017
Total mortgage and secured loans	3,928,182	5,999,047
Net unamortized premium	93,077	116,222
Total mortgage and secured loans, net	$4,021,259	$6,115,269

Notes payables
Unsecured notes(4)(5)	$353,617	$404,612	3.75% - 7.97%	2014 - 2029
Net unamortized discount	(13,766)	(20,525)
Total notes payable, net	$339,851	$384,087

Unsecured Credit Facility(6)	$1,620,179	$—	1.79%	2017 – 2018

Total debt obligations	$5,981,289	$6,499,356

(1)
The Company's mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of December 31, 2013 of approximately $5.4 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.91%as of December 31, 2013.

(3)
The weighted average interest rate on the Company’s variable rate mortgage and secured loans was 3.80% as of December 31, 2013. The Company incurs interest on $483.6 million of mortgages using the 30-day LIBOR rate (which was 0.17% as of December 31, 2013 subject to certain rate floor requirements ranging from 0 basis points to 75 basis points), plus interest spreads ranging from 300 basis points to 375 basis points.

(4)	The weighted average interest rate on the Company’s unsecured notes was 6.03% as of December 31, 2013.

(5)
The Company has a one-time put repurchase right to certain unsecured notes that requires the Company to offer to repurchase the notes if tendered by holders (but does not require the holders to tender) for an amount equal to the principal amount plus accrued and unpaid interest on January 15, 2014. Although the stated maturity dates for these notes range from August 2026 to February 2028, the scheduled maturity dates listed above represent the first dates that note holders can require the Company to redeem all or any portion of the notes pursuant to the required put repurchase right. In January 2014 $57.7 million was tendered to, and repurchased by the company.

(6)
The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on the $1.5 billion term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 160 basis points.

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

In connection with the closing of the Mortgage Loan, approximately $42.0 million of mortgage loans of subsidiaries of the Company were repaid.

On July 16, 2013, the Operating Partnership entered into an unsecured credit facility (the “Unsecured Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents and Barclays Capital plc, Citibank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada, as documentation agents.

The Unsecured Credit Facility consists of (i) $1.25 billion revolving credit facility (the “Revolving Facility), maturing on July 31, 2017, with a one-year extension option; and (ii) a $1.5 billion term loan facility (the “Term Loan Facility”), which will mature on July 31, 2018. Through October 28, 2013, the obligations under the Unsecured Credit Facility were guaranteed by both BPG Subsidiary Inc. ("BPG Sub") and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the "Parent Guarantors"), as well as by both Brixmor Residual Holding LLC and Brixmor GA America LLC (together, the "Material Subsidiary Guarantors"). Effective October 28, 2013, pursuant to the terms of the Unsecured Credit Facility, the guarantees by the Material Subsidiary Guarantors were terminated. The Revolving Facility includes borrowing capacity available for letters of credit and for short-term borrowings and an option for the Company to increase the size of the facility, raise incremental credit facilities, and extend the maturity date subject to certain limitations.

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

The margin associated with Term Loan Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00% for LIBOR rate loans. The margin associated with Revolving Facility borrowings is also based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans.

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

Pursuant to the terms of the Unsecured Credit Facility, the Company among other things, is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of December 31, 2013 and 2012, the Company had accrued interest of $32.2 million and $30.7 million outstanding, respectively. As of December 31, 2013, scheduled maturities of the Company's outstanding debt obligations were as follows:

Year ending December 31,
2014	$327,553
2015	980,029
2016	1,335,445
2017	647,268
2018	1,521,557
Thereafter	1,090,126
Total debt maturities	5,901,978
Net unamortized premiums on mortgages	93,077
Net unamortized discount on notes	(13,766)
Total debt obligations	$5,981,289

7.     Financing Liabilities
At December 31, 2013 and 2012, the Company had financing liabilities of $175.1 million and $174.4 million, respectively, net of unamortized premium of $2.4 million and $2.6 million, respectively.

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

On November 11, 2008, a Class A Preferred Unit Holder (see Note 10 for further details) elected to redeem substantially all of its units. These units were redeemed in exchange for the fee interest in a property, and the Company entered into a 20 year master lease agreement at the date of transfer with the Class A Preferred Unit Holder. The carrying value of this agreement at December 31, 2013 and 2012 was $17.8 million and $18.0 million, respectively, including unamortized premium of $2.6 million and $2.8 million, respectively.

In addition to the two liabilities disclosed above, as of December 31, 2013 and 2012, financing liabilities include capital leases of $26.3 million and $27.1 million, net of unamortized discount of $0.2 million and $0.2 million respectively.

8.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management's judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2013		December 31, 2012
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$4,021,259	$4,179,640	$6,115,269	$6,161,656
Notes payable	339,851	371,393	384,087	395,280
Credit facility	1,620,179	1,620,179	—	—
Total debt obligations	$5,981,289	$6,171,212	$6,499,356	$6,556,936

Financing liabilities	$175,111	$175,111	$174,440	$174,440

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

At December 31, 2013 and 2012, the fair values of the Company’s marketable securities, valued based on quoted market prices, were classified within Level 1 of the fair value hierarchy. Conversely, at December 31, 2013 and 2012, the fair values of the Company’s mortgage and secured loans, notes payable, financing liabilities and interest rate caps, valued based on discounted cash flow or other similar methodologies were classified within Level 3 of the fair value hierarchy.

9. Redeemable Non-controlling Interests
The redeemable non-controlling interests presented in these Consolidated Financial Statements relate to portions of a consolidated subsidiary held by non-controlling interest holders in a partnership ("ERP") that was formed to own certain real estate properties which were contributed to it in exchange for cash, the assumption of mortgage indebtedness and limited partnership units (or Class A Preferred Units).

The Company is entitled to receive 100% of all net income and gains before depreciation after the limited partners receive their preferred return. As of December 31, 2013 and 2012, there were 648 thousand and 648 thousand Class A Preferred Units outstanding, respectively.

Holders of these Class A Preferred Units have a redemption right that provides the holder with the option to redeem their units for $33.15 per unit in cash plus all accrued and unpaid distributions. Due to this right, the portion of the partnership attributable to such outside interests has been classified as redeemable non-controlling interests within the Company's Consolidated Balance Sheets which, at December 31, 2013 and 2012 were $21.5 million and $21.5 million, respectively.

During the year ended December 31, 2013, no limited partners with Class A Preferred Units made a redemption election. During the year ended December 31, 2012, one Class A Preferred Unit Holder elected to redeem substantially all of its Class A Preferred Units for approximately $0.1 million in cash. Such redemption elections may be made at any time, and the Company is required to make any such redemption on the second to last business day of the quarter in which such election is made, provided that the Company receives the redemption election at least ten business days prior to such date.

The changes in redeemable non-controlling interests are as follows:

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from June 28, 2011 through December 31, 2011	Period from January 1, 2011 through June 27, 2011

Balance at beginning of period	$21,467	$21,559	$21,559	$21,559
Unit redemptions	—	(92)	—	—
Distributions to redeemable non-controlling interests	(1,288)	(1,291)	(659)	(636)
Preferred return	1,288	1,291	659	636
Balance at end of period	$21,467	$21,467	$21,559	$21,559

10. Non-controlling Interests
The non-controlling interests presented in these Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

Blackstone Retail Transaction II Holdco L.P. (“Holdco II”), an affiliate of Blackstone Real Estate Partners VI, L.P. owns 20.05% of BPG Sub. Holdco II may, from and after the first anniversary of the IPO exchange their BPG Sub shares for shares of the Company’s common stock on a one-for-one basis subject to customary rate adjustments for splits, share dividends and reclassifications, or, at the Company’s election, for cash.

In connection with the IPO, the Company issued 15,877,791 OP Units in the Operating Partnership having a value of $317.5 million in exchange for the Acquired Properties. These units represent a 5.22% non-controlling interest in the Operating Partnership. Holders of outstanding OP Units may, from and after the first anniversary of the IPO, redeem their OP Units for cash, or at our election, exchange their OP Units for shares of the Company’s common stock on a one-for-one basis subject to customary rate adjustments for splits, unit distributions and reclassifications.

Also in connection with the IPO, the Company created a separate series of interest in the Operating Partnership that allocates to certain funds affiliated with the pre-IPO owners all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its Non-Core Properties.  During 2013, the Company disposed of 11 of the Non-Core Properties. As of December 31, 2013, the Company owned a 100% interest in 33 of the Non-Core Properties and a 20% interest in three of the Non-Core Properties.  On January 15, 2014, the Operating Partnership caused all but one of the Non-Core Properties to be transferred to the pre-IPO owners. The consolidated financial statements of the Company for the years ended December 31, 2013, December 31, 2012, the periods from January 1, 2011 to June 27, 2011 and June 28, 2011 to December 31, 2011 do not reflect the transfer of the 47 Non-Core Properties.

During the years ended December 31, 2013 and 2012, distributions to non-controlling holders of BPG Subsidiary shares and OP Units were $25.2 million and $6.2 million, respectively. During the period from June 28, 2011 through December 31, 2011 there were no distributions to non-controlling holders of BPG Subsidiary shares and OP Units.

11. Revenue Recognition
Future minimum annual base rents as of December 31, 2013 to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below.

Amounts included assume that all leases which expire are not renewed and that tenant renewal options are not exercised; therefore, neither renewal rents nor rents from replacement tenants are included. Future minimum annual base rents also do not include payments which may be received under certain leases on the basis of a percentage of reported tenants' sales volume, common area maintenance charges and real estate tax reimbursements.

Year ending December 31,
2014	$841,327
2015	736,636
2016	612,214
2017	488,448
2018	378,912
Thereafter	1,416,221
The Company recognized approximately $6.8 million, $6.2 million, $3.2 million, and $3.4 million of rental income based on a percentage of its tenants' sales for the years ended December 31, 2013 and 2012, the period from June 28, 2011 to December 31, 2011 and the period from January 1, 2011 to June 27, 2011, respectively.

As of December 31, 2013 and 2012, the estimated allowance associated with Company's outstanding rent receivables, included in Receivables in the Company's Consolidated Balance Sheets was $30.2 million and $28.2 million, respectively. In addition, as of December 31, 2013 and 2012, receivables associated with the effects of recognizing rental income on a straight-line basis were $48.6 million and $31.7 million, respectively net of the estimated allowance of $0.9 million and $0.5 million, respectively.

12. Stock Based Compensation
Class B Units
Certain employees of the Company were granted long term incentive awards in 2011 and 2013 prior to the Company’s IPO which provided them with equity interests in the Company’s equity holders and ultimate parent investors (“Class B Units”). The awards were granted with service conditions and performance and market conditions. The fair value of the units with service conditions are recognized ratably over the applicable service period. The units granted, subject to performance and market conditions, will be recognized as the applicable conditions are met. The awards granted are profits interests having economic characteristics similar to stock appreciation rights and representing the right to share in any increase in value that exceeds a specified threshold. Therefore, the Class B units only have value to the extent there is an appreciation in the value of the business from and after the applicable date of grant and the appreciation rights exceeds a specified threshold. The units granted, subject to performance and market conditions, vest on the date, if any, that the Company's Sponsor receives cash proceeds resulting in a 15% internal rate of return, subject to continued employment on such date.

In connection with the IPO, the Class B Units subject to performance and market vesting conditions were modified such that 75% of those awards vested as of the IPO effective date. The Class B Units which solely have vesting service conditions and the remaining 25% of the awards with performance and market vesting conditions were also further modified to require the payment of non-forfeitable dividends during the period in which they are unvested.

The vested Class B Units as of the IPO effective date were exchanged for a combination of vested shares of the Company’s common stock, vested shares of BPG Subsidiary stock and a cash payment of $6.0 million. The $6.0 million cash payment was paid to the Class B Unit holders by Blackstone to reduce the number of fully vested common shares of the Company and BPG Subsidiary that would have otherwise been issued in the conversion of the Class B Units to shares of common stock. The $6.0 million was recorded as incentive-based compensation expense during the year ended December 31, 2013.

The unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted shares of the Company’s common stock and unvested restricted shares of BPG Subsidiary stock. The unvested restricted shares are subject to the same vesting terms as those applicable to the exchanged Class B Units.

The Class B Units granted to employees by the Partnerships were recorded as a contribution by the Partnerships, with amortization, net of forfeitures, being recorded as a component of General and administrative expenses in the Consolidated Statements of Operations. As a result of the modification of the awards the Company recognized $24.9 million of incentive-based compensation related to the units subject to performance and market vesting conditions during the year ended December 31, 2013. The Company did not recognize expense related to the units subject to performance conditions as of December 31, 2012 as the applicable conditions were not yet been met.

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

The Company estimates the average expected life of the awards based on the projected liquidity event.
The assumptions used in the Black-Scholes-Merton option pricing model are set forth below:

	2011	2013
Dividend yield	0%	0%
Risk free interest rate	0.9%	0.2%
Expected volatility	80.0%	35.0%
Expected life	5 years	1.6 years

The following table presents the grant dates and numbers of Class B units granted to employees from
June 28, 2011 through December 31, 2013:

		Estimated Fair Value Per Class B Units at Grant Date		Total Estimated Value of Class B Units at Grant Date (in millions)
Date of Grant	Number of Class B Units Granted (in millions)	Service Condition	Performance and Market Condition	Service Condition	Performance and Market Condition

November 1, 2011	96.8	$0.450	$0.440	$21.8	$21.3
March 29, 2013	9.1	$0.445	$0.444	$2.0	$2.0
April 30, 2013	1.8	$0.445	$0.444	$0.4	$0.4
May 20, 2013	20.6	$0.289	$0.289	$3.0	$3.0

In addition, certain of the Company’s employees were granted equity incentive awards in the Acquired Properties. These awards were granted with service conditions and performance and market conditions. As the awards were granted to the employees under the Company’s management agreement with the owners of the Acquired Properties, the amounts earned by the employees for the amortization of the awards at their fair value as measured at each reporting period were considered to be a component of the Company’s management fees, and then recorded a corresponding amount for compensation expense. In connection with the IPO, all of such awards vested. In exchange for the vested incentive awards, the holders received vested OP Units. During the year ended December 31, 2013, the Company recorded $6.2 million of management fee income and compensation expense based upon the face value of the OP Units issued at the date of grant.

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

Information with respect to Class B Units and restricted shares for the years ended December 31, 2013 and 2012 and for the period from June 28, 2011 to December 31, 2011 are as follows:

	Class B Units	Restricted Shares	Aggregate Intrinsic Value
Outstanding, June 28, 2011	—	—	$—
Vested	—	—	—
Granted	96,842	—	43,095
Forfeited	—	—	—
Outstanding, December 31, 2011	96,842	—	43,095
Vested	—	—	—
Granted	—	—	—
Forfeited	—	—	—
Outstanding, December 31, 2012	96,842	—	43,095
Vested	(41,990)	—	(17,327)
Granted	31,474	10	10,990
Forfeited	(16,342)	—	(7,272)
Exchanged	(69,984)	2,072
Outstanding, December 31, 2013	—	2,082	$29,486

During the years ended December 31, 2013 and 2012, the period from June 28, 2011 to December 31, 2011 and the period from January 1, 2011 to June 27, 2011, the Company recognized approximately $42.5 million, $6.4 million, $1.1 million and $0 respectively, of incentive-based compensation expense relating to these units as a component of General and administrative expense in the Consolidated Statements of Operations.

As of December 31, 2013, there was $16.4 million of unrecognized compensation cost related to non vested stock granted under the Plan. This unrecognized compensation cost is expected to be recognized over the term of five years through 2018. The Company issues new restricted stock from its authorized shares available at the date of grant.

13.     Stockholders' Equity
Common Stock Split
On October 29, 2013, the Company effected a stock split whereby each issued and outstanding share of the Company's common stock prior to the stock split ("Old Common Stock") was automatically reclassified and became 2,409.1 fully paid and nonassessable shares of common stock, without any action required on the part of the Company or the holders of Old Common Stock. All references to share and per share amounts in the Consolidated Financial Statements and accompanying notes thereto have been retroactively restated to reflect this stock split.

Preferred Stock
As of December 31, 2012, the Company had outstanding 125 shares of Series A Redeemable Preferred Stock (“Preferred Stock”) having a liquidation preference of $10,000 per share. In connection with the IPO, the Company redeemed all of the outstanding Preferred Stock for $1.25 million.

As of December 31, 2013 and 2012, BPG Sub had outstanding 125 shares of Series A Redeemable Preferred Stock having a liquidation preference of $10,000 per share.

Dividends
Because Brixmor Property Group, Inc. is a holding company and has no material assets other than its ownership of BPG Sub shares and has no material operations other than those conducted by BPG Sub, dividends will be funded as follows:

•	first, the Operating Partnership will make distributions to its partners, including BPG Sub, on a pro rata basis based on their partnership interests in the Operating Partnership;

•	second, BPG Sub will distribute to its stockholders, including Brixmor Property Group Inc., on a pro rata basis based on their interests in BPG Sub;

•	third, Brixmor Property Group Inc. will distribute the amount authorized by the Company’s board of directors and declared by the Company to its common stockholders on a pro rata basis.

During the years ended December 31, 2013 and 2012, the Company paid $47.3 million and $18.9 million, respectively, of dividends to the holders of common stock. During the period from June 28, 2011 through December 31, 2011, the Company did not pay any dividends to the holders of common stock.

14.     Earnings per Share
Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company's common shareholders, including participating securities, by the weighted average number of common shares outstanding for the period. Restricted shares issued pursuant to the Company's share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends. Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the years ended December 31, 2013, 2012 and period June 28, 2011 to December 31, 2011, the Company had 2.1 million weighted average unvested restricted shares outstanding.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years end December 31, 2013, 2012 and the period June 28, 2011 to December 31, 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period From June 28, 2011 to December 31, 2011
	Successor	Successor	Successor
Numerator
Income (loss) from continuing operations	$(100,828)	$(151,599)	$155,295
Net (income) loss attributable to noncontrolling interests	22,379	35,926	(38,310)
Declared dividends allocated to unvested shares	(200)	—	—
Preferred stock dividends	(162)	(296)	(137)
Income (loss) from continuing operations attributable to common stockholders	(78,811)	(115,969)	116,848
Loss from discontinued operations, net of noncontrolling interests	(15,085)	(6,894)	(1,634)
Net income (loss) attributable to the Company's common stockholders, basic and diluted	$(93,896)	$(122,863)	$115,214
Denominator:
Weighted average number of vested common shares outstanding	188,993	180,675	$180,675

Earnings (loss) per share- basic and fully diluted:
Income (loss) from continuing operations	$(0.42)	$(0.64)	$0.65
Loss from discontinued operations	$(0.08)	$(0.04)	$(0.01)
	$(0.50)	$(0.68)	$0.64

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to non-controlling interests of the Operating Partnership and BPG Subsidiary have been excluded from the numerator and the related OP Units and BPG Subsidiary shares have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. For the year ended December 31, 2013, the weighted average number of OP Units and BPG Subsidiary shares outstanding was 2.8 million shares and 58.2 million shares, respectively. For the year ended December 31, 2012 and the period June 28, 2011 to December 31, 2011, the weighted average number of BPG Subsidiary shares outstanding was 58.2 million shares. For the year ended December 31, 2012 and the period June 28, 2011 to December 31, 2011, there was no outstanding OP Units. In addition, unvested restricted stock awards in the Company and BPG Subsidiary have been excluded for the year ended December 31, 2013 as they were anti-dilutive.

15.    Commitments and Contingencies
Leasing commitments
The Company periodically enters into leases in connection with ground leases for neighborhood and community shopping centers which it operates and office leases for administrative space. During the years ended December 31, 2013 and 2012, the period from June 28, 2011 to December 31, 2011 and the period from January 1, 2011 to June 27, 2011, the Company recognized rent expense associated with these leases of $9.6 million, $9.4 million $4.8 million and $4.5 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows: 2014, $8.6 million; 2015, $8.6 million; 2016, $8.1 million; 2017, $8.0 million; 2018, $7.3 million and thereafter, $93.6 million.

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

During 2012, the Company replaced ERT-CIC with a newly formed, wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for the Company’s wholly owned, majority owned and joint venture properties. The Company formed Incap as part of its overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company has capitalized Incap in accordance with the applicable regulatory requirements. Incap established annual premiums based on projections derived from the past loss experience of the Company’s properties. Incap has engaged an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs.

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

16.    Income Taxes
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

The Company is also subject to certain state and local income taxes or franchise taxes. State and local income taxes or franchise taxes were approximately $2.9 million, $2.1 million, $3.4 million and $6.5 million for the years ended December 31, 2013 and 2012, the period from June 28, 2011 to December 31, 2011 and the period from January 1, 2011 to June 27, 2011.

Taxable REIT Subsidiaries
TRS’ activities include real estate operations and an investment in an insurance company (see Note 11 for further information). In July 2013, one of the Company's TRS's converted its corporation to a limited liability company, and another TRS merged into the Operating Partnership. As such, the Company is no longer subject to federal, state and local taxes on the income earned from these entities.

Income taxes have been recorded based on the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

As of December 31, 2013 the TRS had no gross deferred tax assets or liabilities. As of December 31, 2012, the TRS had gross deferred tax assets of $371.1 million and gross deferred tax liabilities of $0.6 million.  Deferred tax assets and liabilities are primarily attributable to real estate basis differences and net operating loss carry forwards. As of December 31, 2012, a valuation allowance of $370.5 million had been established due to the uncertainty associated with realizing these deferred tax assets. Deferred tax assets and liabilities are included in Other assets and Accounts payable, accrued expenses and other liabilities, respectively, in the accompanying Consolidated Balance Sheets.

17.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into customary agreements with its affiliates and unconsolidated joint ventures in relation to the leasing and management of its and/or its related parties' real estate assets.

As of December 31, 2013 and 2012, receivables from related parties were $6.1 million and $6.8 million, respectively, which are included in Receivables, net in the Consolidated Balance Sheets. As of December 31, 2013 and 2012, there were no material payables to related parties.

18.    Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the "Savings Plan") covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2013 and 2012, the period from June 28, 2011 to December 31, 2011 and the period from January 1, 2011 to June 27, 2011, the Company’s expense for the Savings Plan was approximately $1.3 million, $1.3 million, $0.7 million and $0.7 million, respectively.

19.    Supplemental Financial Information
The following represents the results of income for each quarter during the years 2013 and 2012:

	Total Revenues (1)	Net Income/(Loss) Attributable to the Company	Net Income per Share - Basic	Net Income per Share - Diluted
Year Ended December 31, 2013:
First quarter	$284,625	$(19,497)	$(0.11)	$(0.11)
Second quarter	$285,073	$(43,261)	$(0.24)	$(0.24)
Third quarter	$292,972	$(18,839)	$(0.10)	$(0.10)
Fourth quarter	$312,027	$(12,099)	$(0.06)	$(0.06)

Year Ended December 31, 2012:
First quarter	$277,852	$(37,918)	$(0.21)	$(0.21)
Second quarter	$275,953	$(34,112)	$(0.19)	$(0.19)
Third quarter	$280,018	$(28,348)	$(0.16)	$(0.16)
Fourth quarter	$285,349	$(22,485)	$(0.12)	$(0.12)
(1) Amounts have been adjusted to give effect to the Company's discontinued operations.

20.    Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2013 for recognition or disclosure purposes. Based on this evaluation, from December 31, 2013 through to the date the financial statements were issued, the following events have been identified:

•
On January 15, 2014, the Company completed a cash tender offer (the “Tender Offer”) pursuant to which the Company purchased 55.1% of the securities (the “Notes”) listed in the table below for an aggregate principal amount of $57.7 million. The offer was made pursuant to requirements set forth in the indenture governing the Notes (the "Indenture"), which provided that holders of the Notes had the right to require the Company to repurchase such Notes from holders for cash on January 15, 2014 (the "Payment Date").

Title of Security	Principal Amount Outstanding	Principal Amount Validly Tendered
7.97% Senior Unsecured Notes due August 14, 2026	$10,000	$7,138
7.65% Senior Unsecured Notes due November 2, 2026	25,000	15,362
7.68% Senior Unsecured Notes due November 2, 2026	10,000	10,000
7.68% Senior Unsecured Notes due November 2, 2026	9,602	4,467
6.90% Senior Unsecured Notes due February 15, 2028	25,000	14,356
6.90% Senior Unsecured Notes due February 15, 2028	25,000	6,327
	$104,602	$57,650

The outstanding principal balance of the Notes was $104.6 million prior to the completion of the Tender Offer. The remaining outstanding balance of these notes will be repaid during 2026 and 2028. Holders who validly tendered their Notes on or prior to midnight, New York City time, on Tuesday, January 14, 2014 (the “Expiration Date”) were eligible to receive $1,000.00 per $1,000.00 principal amount of Notes (the “Tender Consideration”). Holders of the Notes who validly tendered their Notes before the Expiration Date also received accrued and unpaid interest on their Notes purchased pursuant to the Tender Offer from the last interest payment date to, but not including the payment date for the Notes purchased in the Tender Offer. The Notes purchased pursuant to the Tender Offer were cancelled and retired. Proceeds from the Unsecured Credit Facility were used to pay the bondholders under the Tender Offer.

In addition, pursuant to the Indenture, the covenant contained in the Indenture restricting the Company or any subsidiary of the Company from selling or transferring any real property (or any equity interest in an entity whose principal asset is real property) or the right to receive income or profits from such real property to any affiliate of the Company that is not a subsidiary thereof or to any entity that owns an equity interest in the Company expired and lapsed on January 15, 2014. See Note 1 - Initial Public Offering and IPO Property Transfers” for discussion of the transfer of Non-Core Properties to the pre-IPO owners of BPG on January 15, 2014.

•
On March 11, 2014, the Board of Directors approved grants of 625,750 restricted stock awards to certain employees of the Company.  The awards were granted with certain performance, market and service conditions.  The fair value of the awards granted with market conditions will be recognized over the term of the award and the awards granted with performance conditions will be recognized as the applicable performance and service conditions are met.  Under the terms of the awards, the holder can earn up to a maximum of 150% of the award based on the actual results of the performance and market conditions.

BRIXMOR PROPERTY GROUP, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged / (Credited) to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period

Allowance for doubtful accounts:

Company

Year ended December 31, 2013	$27,479	$12,490	$(10,590)	$29,379

Year ended December 31, 2012	$35,066	$11,283	$(18,870)	$27,479

Period from June 28 through December 31, 2011	$36,636	$9,556	$(11,126)	$35,066

Predecessor

Period from January 1 through June 27, 2011	$36,551	$13,387	$(13,302)	$36,636

		Additions	Deductions
	Balance at Beginning of Period	Charged / (Credited) to Expense	Written Off	Balance at End of Period

Reserve for straight-line rents:

Company

Year ended December 31, 2013	$458	$672	$(219)	$911

Year ended December 31, 2012	$358	$100	$—	$458

Period from June 28 through December 31, 2011	$—	$358	$—	$358

Predecessor

Period from January 1 through June 27, 2011	$3,313	$(620)	$—	$2,693

BRIXMOR PROPERTY GROUP, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Winchester Plaza	Huntsville, AL	(6,896)	2,634	12,252	55	2,634	12,307	14,941	(99)	2006	Oct-13	40 years
Springdale	Mobile, AL	(36,907)	7,460	39,380	2,495	7,460	41,875	49,335	(9,706)	2004	Jun-11	40 years
Payton Park	Sylacauga, AL	(10,005)	1,830	14,444	255	1,830	14,699	16,529	(2,515)	1995	Jun-11	40 years
Shops of Tuscaloosa	Tuscaloosa, AL	(6,578)	1,535	11,824	1	1,535	11,825	13,360	(103)	2005	Oct-13	40 years
Glendale Galleria	Glendale, AZ	—	4,070	7,548	11	4,070	7,559	11,629	(817)	1991	Jun-11	40 years
Northmall Centre	Tucson, AZ	(16,774)	3,140	18,882	114	3,140	18,996	22,136	(2,262)	1996	Jun-11	40 years
Applegate Ranch Shopping Cente	Atwater, CA	(11,528)	4,033	25,585	—	4,033	25,585	29,618	(273)	2006	Oct-13	40 years
Bakersfield Plaza	Bakersfield, CA	(13,739)	4,000	25,537	1,828	4,000	27,365	31,365	(4,582)	2013	Jun-11	40 years
Carmen Plaza	Camarillo, CA	(18,451)	5,410	19,784	511	5,410	20,295	25,705	(2,625)	2000	Jun-11	40 years
Plaza Rio Vista	Cathedral, CA	(8,312)	2,465	12,689	(7)	2,465	12,682	15,147	(97)	2005	Oct-13	40 years
Clovis Commons	Clovis, CA	(22,449)	12,943	39,578	—	12,943	39,578	52,521	(491)	2004	Oct-13	40 years
Cudahy Plaza	Cudahy, CA	(4,550)	4,490	13,474	42	4,490	13,516	18,006	(2,391)	1994	Jun-11	40 years
University Mall	Davis, CA	—	4,270	18,372	1,120	4,270	19,492	23,762	(2,290)	2011	Jun-11	40 years
Felicita Plaza	Escondido, CA	—	4,280	12,464	114	4,280	12,578	16,858	(1,570)	2001	Jun-11	40 years
Arbor-Broadway Faire	Fresno, CA	(15,553)	5,940	34,123	555	5,940	34,678	40,618	(5,107)	1993	Jun-11	40 years
Lompoc Shopping Center	Lompoc, CA	(9,900)	4,670	16,321	1,514	4,670	17,835	22,505	(2,862)	2012	Jun-11	40 years
Briggsmore Plaza	Modesto, CA	—	2,140	12,257	35	2,140	12,292	14,432	(1,880)	1998	Jun-11	40 years
Montebello Plaza	Montebello, CA	(36,569)	13,360	33,743	5,097	13,360	38,840	52,200	(5,076)	2012	Jun-11	40 years
California Oaks Center	Murrieta, CA	(10,100)	5,180	15,441	381	5,180	15,822	21,002	(2,290)	1990	Jun-11	40 years
Esplanade Shopping Center	Oxnard, CA	—	6,630	61,524	4,885	6,630	66,409	73,039	(6,942)	2012	Jun-11	40 years
Pacoima Center	Pacoima, CA	(10,900)	7,050	15,955	482	7,050	16,437	23,487	(2,825)	1995	Jun-11	40 years
Paradise Plaza	Paradise, CA	—	1,820	8,981	(40)	1,820	8,941	10,761	(1,978)	1997	Jun-11	40 years
Metro 580	Pleasanton, CA	—	10,500	19,409	60	10,500	19,469	29,969	(2,413)	2004	Jun-11	40 years
Rose Pavilion	Pleasanton, CA	—	16,789	59,235	443	16,789	59,678	76,467	(6,010)	2005	Jun-11	40 years
Puente Hills Town Center	Rowland Heights, CA	(29,000)	15,670	39,997	423	15,670	40,420	56,090	(5,149)	1984	Jun-11	40 years
San Bernardino Center	San Bernardino, CA	—	2,510	9,537	108	2,510	9,645	12,155	(2,112)	2003	Jun-11	40 years
Ocean View Plaza	San Clemente, CA	—	15,750	30,757	325	15,750	31,082	46,832	(3,910)	1997	Jun-11	40 years
Mira Mesa Mall	San Diego, CA	—	14,870	75,271	317	14,870	75,588	90,458	(8,092)	2003	Jun-11	40 years
San Dimas Plaza	San Dimas, CA	—	11,490	20,775	5,466	15,101	22,630	37,731	(2,489)	2013	Jun-11	40 years
Bristol Plaza	Santa Ana, CA	(8,241)	9,110	21,367	77	9,110	21,444	30,554	(2,784)	2003	Jun-11	40 years
Gateway Plaza	Santa Fe Springs, CA	(23,300)	9,980	31,263	85	9,980	31,348	41,328	(3,776)	2002	Jun-11	40 years
Santa Paula Shopping Center	Santa Paula, CA	—	3,520	18,079	658	3,520	18,737	22,257	(3,158)	1995	Jun-11	40 years
Vail Ranch Center	Temecula, CA	(27,478)	3,750	22,933	97	3,750	23,030	26,780	(3,089)	2003	Jun-11	40 years
Country Hills Shopping Center	Torrance, CA	(4,400)	3,630	8,716	165	3,630	8,881	12,511	(833)	1977	Jun-11	40 years
Gateway Plaza - Vallejo	Vallejo, CA	(47,900)	11,880	73,594	6,016	11,880	79,610	91,490	(8,750)	1991	Jun-11	40 years
Arvada Plaza	Arvada, CO	—	1,160	7,378	114	1,160	7,492	8,652	(1,454)	1994	Jun-11	40 years
Aurora Plaza	Aurora, CO	—	3,910	9,309	732	3,910	10,041	13,951	(2,231)	1996	Jun-11	40 years
Arapahoe Crossings (New)	Aurora, CO	—	13,676	56,971	(78)	13,676	56,893	70,569	(1,820)	2003	Jul-13	40 years
Villa Monaco	Denver, CO	(8,318)	3,090	7,551	2,528	3,090	10,079	13,169	(1,098)	2013	Jun-11	40 years
Superior Marketplace	Superior, CO	(26,716)	7,090	37,670	489	7,090	38,159	45,249	(5,297)	2004	Jun-11	40 years
Westminster City Center	Westminster, CO	(47,000)	6,040	45,099	1,848	6,040	46,947	52,987	(5,570)	2013	Jun-11	40 years
Freshwater - Stateline Plaza	Enfield, CT	(18,150)	3,350	30,383	1,080	3,350	31,463	34,813	(3,829)	2004	Jun-11	40 years

The Shoppes at Fox Run	Glastonbury, CT	(15,194)	3,550	23,162	2,096	3,550	25,258	28,808	(2,601)	2012	Jun-11	40 years
Groton Square	Groton, CT	(21,846)	2,730	28,311	494	2,730	28,805	31,535	(3,191)	1987	Jun-11	40 years
Parkway Plaza	Hamden, CT	(8,200)	4,100	7,844	(11)	4,100	7,833	11,933	(1,156)	2006	Jun-11	40 years
Killingly Plaza	Killingly, CT	(9,522)	1,270	2,580	622	1,270	3,202	4,472	(380)	1990	Jun-11	40 years
The Manchester Collection	Manchester, CT	(31,016)	9,180	54,467	381	9,180	54,848	64,028	(6,591)	2001	Jun-11	40 years
Chamberlain Plaza	Meriden, CT	(3,169)	1,260	4,620	73	1,260	4,693	5,953	(672)	2004	Jun-11	40 years
Milford Center	Milford, CT	—	1,140	2,776	43	1,140	2,819	3,959	(399)	1966	Jun-11	40 years
Turnpike Plaza	Newington, CT	(20,500)	3,920	23,880	5	3,920	23,885	27,805	(2,702)	2004	Jun-11	40 years
North Haven Crossing	North Haven, CT	(10,575)	5,430	16,371	275	5,430	16,646	22,076	(2,187)	1993	Jun-11	40 years
Christmas Tree Plaza	Orange, CT	(4,627)	4,870	15,160	(65)	4,870	15,095	19,965	(2,397)	1996	Jun-11	40 years
Stratford Square	Stratford, CT	(13,417)	5,970	12,433	306	5,970	12,739	18,709	(2,232)	2013	Jun-11	40 years
Torrington Plaza	Torrington, CT	(9,234)	2,180	13,446	1,149	2,180	14,595	16,775	(1,758)	1994	Jun-11	40 years
Waterbury Plaza	Waterbury, CT	(16,535)	5,420	18,062	16	5,420	18,078	23,498	(2,803)	2000	Jun-11	40 years
Waterford Commons	Waterford, CT	(25,491)	4,990	45,642	2,415	4,990	48,057	53,047	(5,663)	2004	Jun-11	40 years
North Dover Shopping Center	Dover, DE	(16,100)	3,100	20,466	841	3,100	21,307	24,407	(3,339)	2013	Jun-11	40 years
Apopka Commons	Apopka, FL	—	860	3,867	62	658	4,131	4,789	(517)	2010	Jun-11	40 years
Brooksville Square	Brooksville, FL	—	4,140	12,357	865	4,140	13,222	17,362	(1,402)	2013	Jun-11	40 years
Coastal Way - Coastal Landing	Brooksville, FL	(28,523)	8,840	34,027	279	8,840	34,306	43,146	(4,742)	2004	Jun-11	40 years
MIdpoint Center	Cape Coral, FL	—	4,251	13,226	(1)	4,251	13,225	17,476	(106)	2002	Oct-13	40 years
Clearwater Mall	Clearwater, FL	(50,076)	15,300	55,060	1,275	15,300	56,335	71,635	(6,401)	2012	Jun-11	40 years
Coconut Creek	Coconut Creek, FL	(16,613)	7,400	25,600	(41)	7,400	25,559	32,959	(2,881)	2005	Jun-11	40 years
Century Plaza Shopping Center	Deerfield Beach, FL	(12,300)	3,050	8,688	(198)	3,050	8,490	11,540	(1,682)	2006	Jun-11	40 years
Northgate S.C.	DeLand, FL	—	3,500	11,008	117	3,500	11,125	14,625	(1,775)	1993	Jun-11	40 years
Eustis Village	Eustis, FL	(12,364)	3,789	20,779	1	3,789	20,780	24,569	(181)	2002	Oct-13	40 years
First Street Village	Fort Meyers, FL	(5,460)	2,374	8,467	14	2,374	8,481	10,855	(78)	2006	Oct-13	40 years
Sun Plaza	Ft. Walton Beach, FL	(5,447)	4,480	12,658	22	4,480	12,680	17,160	(2,018)	2004	Jun-11	40 years
Normandy Square	Jacksonville, FL	(4,368)	1,930	5,567	211	1,930	5,778	7,708	(1,185)	1996	Jun-11	40 years
Regency Park	Jacksonville, FL	(12,432)	6,240	15,561	(83)	6,240	15,478	21,718	(3,113)	2006	Jun-11	40 years
The Shoppes at Southside	Jacksonville, FL	—	6,720	19,451	34	6,720	19,485	26,205	(2,600)	2004	Jun-11	40 years
Ventura Downs	Kissimmee, FL	(6,468)	3,580	8,237	33	3,580	8,270	11,850	(1,493)	2005	Jun-11	40 years
Marketplace at Wycliffe	Lake Worth, FL	(19,503)	7,930	16,228	222	7,930	16,450	24,380	(1,975)	2002	Jun-11	40 years
Venetian Isle Shopping Ctr	Lighthouse Point, FL	—	8,270	15,030	(101)	8,270	14,929	23,199	(1,965)	1992	Jun-11	40 years
Marco Town Center	Marco Island, FL	(16,125)	7,235	27,491	(62)	7,235	27,429	34,664	(275)	2001	Oct-13	40 years
Mall at 163rd Street	Miami, FL	—	9,450	36,810	(23)	9,450	36,787	46,237	(4,671)	2007	Jun-11	40 years
Miami Gardens	Miami, FL	(23,187)	8,876	17,596	279	8,876	17,875	26,751	(2,801)	1996	Jun-11	40 years
Freedom Square	Naples, FL	—	4,760	15,328	141	4,760	15,469	20,229	(2,166)	1995	Jun-11	40 years
Naples Plaza	Naples, FL	(17,400)	9,200	20,738	8,678	9,200	29,416	38,616	(3,140)	2013	Jun-11	40 years
Park Shore Shopping Center	Naples, FL	(14,600)	4,750	16,555	1,191	4,750	17,746	22,496	(3,563)	2013	Jun-11	40 years
Southgate	New Port Richey, FL	(6,886)	6,730	14,382	1,807	6,730	16,189	22,919	(2,116)	2012	Jun-11	40 years
Chelsea Place	New Port Richey, FL	—	3,303	9,879	—	3,303	9,879	13,182	(123)	1992	Oct-13	40 years
Presidential Plaza	North Lauderdale, FL	—	2,070	5,634	120	2,070	5,754	7,824	(870)	2006	Jun-11	40 years
Fashion Square	Orange Park, FL	(7,517)	1,770	3,842	268	1,770	4,110	5,880	(577)	1996	Jun-11	40 years
Colonial Marketplace	Orlando, FL	(15,197)	4,230	20,242	146	4,230	20,388	24,618	(2,533)	2006	Jun-11	40 years
Pointe Orlando	Orlando, FL	(6,957)	6,120	56,697	3,112	6,120	59,809	65,929	(6,524)	2013	Jun-11	40 years
Hunters Creek	Orlando, FL	(8,300)	3,589	6,908	(1)	3,589	6,907	10,496	(127)	1998	Oct-13	40 years
Conway Crossing	Orlando, FL	—	3,208	12,496	(18)	3,208	12,478	15,686	(118)	2002	Oct-13	40 years
Martin Downs Town Center	Palm City, FL	(5,764)	1,660	9,946	(1)	1,660	9,945	11,605	(88)	1996	Oct-13	40 years
Martin Downs Village Center	Palm City, FL	(16,139)	5,319	28,999	(184)	5,319	28,815	34,134	(279)	1987	Oct-13	40 years
23rd Street Station	Panama City, FL	(8,301)	3,120	9,115	(6)	3,120	9,109	12,229	(1,463)	1995	Jun-11	40 years
Panama City Square	Panama City, FL	(17,089)	5,690	15,789	1,553	5,690	17,342	23,032	(3,215)	2013	Jun-11	40 years

Pensacola Square	Pensacola, FL	—	2,630	10,404	243	2,630	10,647	13,277	(1,489)	1995	Jun-11	40 years
Shopper's Haven Shopping Ctr	Pompano Beach, FL	(14,960)	7,700	19,256	865	7,700	20,121	27,821	(2,848)	1998	Jun-11	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	(13,651)	3,450	6,789	(6)	3,450	6,783	10,233	(1,271)	1990	Jun-11	40 years
East Port Plaza	Port St. Lucie, FL	(6,140)	4,099	22,497	21	4,099	22,518	26,617	(216)	1991	Oct-13	40 years
Lake St. Charles	Riverview, FL	(4,589)	2,801	6,966	—	2,801	6,966	9,767	(56)	1999	Oct-13	40 years
Cobblestone Village I and II	Royal Palm Beach, FL	(9,994)	2,700	5,473	(191)	2,700	5,282	7,982	(497)	2005	Jun-11	40 years
Sarasota Village	Sarasota, FL	(10,132)	5,190	12,728	3,241	5,190	15,969	21,159	(1,736)	2011	Jun-11	40 years
Beneva Village Shops	Sarasota, FL	(9,913)	3,489	18,385	14	3,489	18,399	21,888	(226)	1987	Oct-13	40 years
Atlantic Plaza	Satellite Beach, FL	(8,768)	2,630	11,609	(4)	2,630	11,605	14,235	(1,364)	2008	Jun-11	40 years
Seminole Plaza	Seminole, FL	(6,918)	3,870	8,410	311	3,870	8,721	12,591	(910)	1995	Jun-11	40 years
Cobblestone Village	St. Augustine, FL	(27,558)	7,260	33,257	297	7,260	33,554	40,814	(4,465)	2003	Jun-11	40 years
Dolphin Village	St. Pete Beach, FL	(10,351)	9,882	16,218	346	9,882	16,564	26,446	(195)	1990	Oct-13	40 years
Rutland Plaza	St. Petersburg, FL	(9,023)	3,880	8,513	162	3,880	8,675	12,555	(1,782)	2002	Jun-11	40 years
Skyway Plaza	St. Petersburg, FL	(7,133)	2,200	7,673	(459)	2,200	7,214	9,414	(1,225)	2002	Jun-11	40 years
Tyrone Gardens	St. Petersburg, FL	—	5,690	10,456	153	5,690	10,609	16,299	(2,709)	1998	Jun-11	40 years
Bay Point Plaza	St. Petersburg, FL	—	4,025	13,061	(20)	4,025	13,041	17,066	(215)	2002	Oct-13	40 years
Downtown Publix	Stuart, FL	(11,405)	1,770	12,909	(72)	1,770	12,837	14,607	(1,737)	2000	Jun-11	40 years
Sunrise Town Center	Sunrise, FL	(9,712)	9,166	10,337	179	9,166	10,516	19,682	(173)	1989	Oct-13	40 years
Carrollwood Center	Tampa, FL	(9,907)	3,749	15,194	(39)	3,749	15,155	18,904	(173)	2002	Oct-13	40 years
Ross Plaza	Tampa, FL	(11,089)	2,808	12,203	2	2,808	12,205	15,013	(147)	1996	Oct-13	40 years
Tarpon Mall	Tarpon Springs, FL	(17,859)	7,800	14,221	1,281	7,800	15,502	23,302	(2,036)	2003	Jun-11	40 years
Venice Plaza	Venice, FL	(5,518)	3,245	14,650	(33)	3,245	14,617	17,862	(121)	1999	Oct-13	40 years
Venice Shopping Center	Venice, FL	(4,109)	2,555	6,846	5	2,555	6,851	9,406	(72)	2000	Oct-13	40 years
Governors Town Squre	Acworth, GA	(9,579)	2,605	14,243	—	2,605	14,243	16,848	(140)	2005	Oct-13	40 years
Albany Plaza	Albany, GA	(2,911)	1,840	3,221	54	1,840	3,275	5,115	(713)	1995	Jun-11	40 years
Mansell Crossing	Alpharetta, GA	(34,626)	19,839	34,689	200	19,839	34,889	54,728	(5,992)	2005	Jun-11	40 years
Perlis Plaza	Americus, GA	(7,105)	1,170	4,892	335	1,170	5,227	6,397	(1,331)	1972	Jun-11	40 years
Northeast Plaza	Atlanta, GA	(20,809)	5,370	38,776	343	5,370	39,119	44,489	(5,222)	2013	Jun-11	40 years
Augusta West Plaza	Augusta, GA	(5,248)	1,070	8,643	(169)	1,070	8,474	9,544	(1,934)	2006	Jun-11	40 years
Sweetwater Village	Austell, GA	—	1,080	3,119	61	1,080	3,180	4,260	(581)	1985	Jun-11	40 years
Vineyards at Chateau Elan	Braselton, GA	(9,084)	2,202	14,690	—	2,202	14,690	16,892	(124)	2002	Oct-13	40 years
Cedar Plaza	Cedartown, GA	—	1,550	4,702	8	1,550	4,710	6,260	(1,285)	1994	Jun-11	40 years
Conyers Plaza	Conyers, GA	(10,800)	3,870	13,010	43	3,870	13,053	16,923	(2,097)	2001	Jun-11	40 years
Cordele Square	Cordele, GA	(5,383)	2,050	5,625	98	2,050	5,723	7,773	(1,503)	2002	Jun-11	40 years
Habersham Crossing	Cornelia, GA	—	680	2,919	170	680	3,089	3,769	(500)	1990	Jun-11	40 years
Covington Gallery	Covington, GA	(6,870)	3,280	8,698	43	3,280	8,741	12,021	(1,552)	1991	Jun-11	40 years
Salem Road Station	Covington, GA	—	670	11,516	(11)	670	11,505	12,175	(165)	2000	Oct-13	40 years
Keith Bridge Commons	Cumming, GA	—	1,501	15,163	(1)	1,501	15,162	16,663	(170)	2002	Oct-13	40 years
Northside	Dalton, GA	—	1,320	4,220	(85)	1,320	4,135	5,455	(1,054)	2001	Jun-11	40 years
Cosby Station	Douglasville, GA	(5,615)	2,650	6,660	107	2,650	6,767	9,417	(1,185)	1994	Jun-11	40 years
Park Plaza	Douglasville, GA	(4,441)	1,470	2,870	98	1,470	2,968	4,438	(322)	1986	Jun-11	40 years
Westgate	Dublin, GA	(6,428)	1,450	3,991	43	1,450	4,034	5,484	(906)	2004	Jun-11	40 years
Dublin Village	Dublin, GA	—	1,876	9,192	—	1,876	9,192	11,068	(146)	2005	Oct-13	40 years
Venture Pointe	Duluth, GA	(10,710)	2,460	7,995	4,265	2,460	12,260	14,720	(1,174)	2012	Jun-11	40 years
Banks Station	Fayetteville, GA	(7,210)	3,490	13,060	491	3,490	13,551	17,041	(2,656)	2006	Jun-11	40 years
Barrett Place	Kennesaw, GA	(20,664)	6,990	14,370	117	6,990	14,487	21,477	(3,127)	1994	Jun-11	40 years
Shops of Huntcrest	Lawrenceville, GA	(10,061)	2,093	18,229	(59)	2,093	18,170	20,263	(175)	2003	Oct-13	40 years
Mableton Walk	Mableton, GA	(9,867)	1,660	9,467	200	1,660	9,667	11,327	(1,548)	1994	Jun-11	40 years
The Village at Mableton	Mableton, GA	(10,100)	2,040	6,647	(11)	2,040	6,636	8,676	(1,719)	1998	Jun-11	40 years
North Park	Macon, GA	(13,276)	3,520	11,290	350	3,520	11,640	15,160	(2,566)	2013	Jun-11	40 years
Marshalls at Eastlake	Marietta, GA	—	2,650	2,774	293	2,650	3,067	5,717	(702)	1982	Jun-11	40 years

New Chastain Corners	Marietta, GA	—	3,090	8,243	84	3,090	8,327	11,417	(1,490)	2004	Jun-11	40 years
Pavilions at Eastlake	Marietta, GA	(18,254)	4,770	12,874	295	4,770	13,169	17,939	(2,335)	1996	Jun-11	40 years
Merchants Crossing	Newnan, GA	—	1,750	3,695	2,728	1,750	6,423	8,173	(1,358)	1974	Jun-11	40 years
Perry Marketplace	Perry, GA	(9,280)	2,540	7,602	650	2,540	8,252	10,792	(1,541)	2004	Jun-11	40 years
Creekwood Village	Rex, GA	(5,525)	1,400	4,893	(43)	1,400	4,850	6,250	(975)	1990	Jun-11	40 years
Shops of Riverdale	Riverdale, GA	—	640	2,158	—	640	2,158	2,798	(334)	1995	Jun-11	40 years
Holcomb Bridge Crossing	Roswell, GA	(6,638)	1,170	5,633	114	1,170	5,747	6,917	(1,121)	1988	Jun-11	40 years
Eisenhower Square	Savannah, GA	—	2,980	7,205	(219)	2,980	6,986	9,966	(1,108)	1997	Jun-11	40 years
Victory Square	Savannah, GA	—	6,230	15,043	(44)	6,080	15,149	21,229	(2,132)	2007	Jun-11	40 years
Wisteria Village	Snellville, GA	—	3,130	8,027	(2,339)	3,130	5,688	8,818	(2,060)	2004	Jun-11	40 years
Universtiy Commons	Statesboro, GA	—	1,610	—	—	1,610	—	1,610	—	1994	Jun-11	40 years
Stockbridge Village	Stockbridge, GA	(24,667)	6,210	17,734	746	6,210	18,480	24,690	(2,633)	2008	Jun-11	40 years
Stone Mountain Festival	Stone Mountain, GA	(12,642)	5,740	17,078	12	5,740	17,090	22,830	(3,045)	2006	Jun-11	40 years
Wilmington Island	Wilmington Island, GA	(8,802)	2,630	8,108	36	2,630	8,144	10,774	(117)	2003	Oct-13	40 years
Davenport Retail Center	Davenport, IA	—	1,530	7,008	132	1,295	7,375	8,670	(945)	1996	Jun-11	40 years
Kimberly West Shopping Center	Davenport, IA	—	1,710	6,467	251	1,710	6,718	8,428	(1,677)	1987	Jun-11	40 years
Haymarket Mall	Des Moines, IA	(6,270)	2,320	9,969	33	2,320	10,002	12,322	(2,396)	2002	Jun-11	40 years
Haymarket Square	Des Moines, IA	(6,889)	3,360	10,665	45	3,360	10,710	14,070	(2,284)	2002	Jun-11	40 years
Warren Plaza	Dubuque, IA	—	1,740	7,225	357	1,740	7,582	9,322	(1,517)	1993	Jun-11	40 years
Annex of Arlington	Arlington Heights, IL	(20,481)	3,360	18,834	6,950	3,939	25,205	29,144	(3,160)	2012	Jun-11	40 years
Ridge Plaza	Arlington Heights, IL	—	3,720	11,128	574	3,720	11,702	15,422	(2,152)	2000	Jun-11	40 years
Bartonville Square	Bartonville, IL	(2,030)	480	3,769	(91)	480	3,678	4,158	(839)	2001	Jun-11	40 years
Festival Center	Bradley, IL	(1,073)	390	2,211	17	390	2,228	2,618	(546)	2006	Jun-11	40 years
Southfield Plaza	Bridgeview, IL	(14,252)	5,880	18,756	330	5,880	19,086	24,966	(3,668)	2006	Jun-11	40 years
Commons of Chicago Ridge	Chicago Ridge, IL	(25,720)	4,310	39,714	1,143	4,310	40,857	45,167	(5,015)	1998	Jun-11	40 years
Rivercrest Shopping Center	Crestwood, IL	—	7,010	41,063	5,746	7,010	46,809	53,819	(5,886)	2013	Jun-11	40 years
The Commons of Crystal Lake	Crystal Lake, IL	—	3,660	32,993	919	3,660	33,912	37,572	(4,147)	2013	Jun-11	40 years
Elk Grove Town Center	Elk Grove Village, IL	(20,721)	3,730	19,665	413	3,730	20,078	23,808	(2,415)	1998	Jun-11	40 years
Crossroads Center	Fairview Heights, IL	—	3,230	12,498	4,199	3,230	16,697	19,927	(3,375)	1975	Jun-11	40 years
Frankfort Crossing Sc	Frankfort, IL	(8,555)	3,977	17,158	(5)	3,977	17,153	21,130	(148)	1992	Oct-13	40 years
Freeport Plaza	Freeport, IL	—	660	5,711	76	660	5,787	6,447	(1,206)	2000	Jun-11	40 years
Westview Center	Hanover Park, IL	—	6,130	31,125	888	6,130	32,013	38,143	(4,614)	1989	Jun-11	40 years
The Quentin Collection	Kildeer, IL	(22,144)	5,780	27,280	560	5,780	27,840	33,620	(3,413)	2006	Jun-11	40 years
Butterfield Square	Libertyville, IL		3,430	13,370	2,091	3,430	15,461	18,891	(1,932)	2013	Jun-11	40 years
High Point Center	Lombard, IL	—	7,510	21,583	598	7,510	22,181	29,691	(3,512)	1992	Jun-11	40 years
Marketplace at Matteson	Matteson, IL	(16,800)	2,160	14,535	(3,610)	2,160	10,925	13,085	(3,345)	2000	Jun-11	40 years
Long Meadow Commons	Mundelein, IL	(11,900)	4,700	11,597	182	4,700	11,779	16,479	(2,152)	1997	Jun-11	40 years
Westridge Court	Naperville, IL	(16,770)	11,150	75,719	4,663	10,560	80,972	91,532	(10,224)	2013	Jun-11	40 years
Sterling Bazaar	Peoria, IL	—	2,050	6,667	348	2,050	7,015	9,065	(1,369)	1992	Jun-11	40 years
Rollins Crossing	Round Lake Beach, IL	—	3,040	23,623	254	3,040	23,877	26,917	(2,961)	1998	Jun-11	40 years
Twin Oaks Shopping Center	Silvis, IL	—	1,300	6,896	25	1,300	6,921	8,221	(903)	1991	Jun-11	40 years
Fairhills Mall	Springfield, IL	—	1,830	6,102	20	1,830	6,122	7,952	(1,355)	2007	Jun-11	40 years
Parkway Pointe	Springfield, IL	—	650	6,136	226	650	6,362	7,012	(779)	1994	Jun-11	40 years
Sangamon Center North	Springfield, IL	—	2,350	9,624	110	2,350	9,734	12,084	(1,954)	1996	Jun-11	40 years
Tinley Park Plaza	Tinley Park, IL	(19,075)	12,250	22,511	115	12,250	22,626	34,876	(3,700)	2005	Jun-11	40 years
Meridian Village Plaza	Carmel, IN	—	2,290	7,746	1,407	2,069	9,374	11,443	(1,162)	1990	Jun-11	40 years

Columbus Center	Columbus, IN	(10,005)	1,480	14,740	430	1,480	15,170	16,650	(2,372)	2005	Jun-11	40 years
Elkhart Plaza West	Elkhart, IN	—	770	6,582	69	770	6,651	7,421	(939)	1997	Jun-11	40 years
Apple Glen Crossing	Fort Wayne, IN	(13,100)	2,550	20,186	22	2,550	20,208	22,758	(2,465)	2002	Jun-11	40 years
Elkhart Market Centre	Goshen, IN	(7,191)	2,000	17,032	1,279	2,000	18,311	20,311	(3,011)	1994	Jun-11	40 years
Marwood Plaza	Indianapolis, IN	—	1,720	5,550	170	1,720	5,720	7,440	(1,109)	1992	Jun-11	40 years
Westlane Shopping Center	Indianapolis, IN	(2,917)	870	2,975	6	870	2,981	3,851	(821)	1982	Jun-11	40 years
Valley View Plaza	Marion, IN	(1,717)	440	3,132	46	440	3,178	3,618	(615)	1997	Jun-11	40 years
Bittersweet Plaza	Mishawaka, IN	—	840	6,839	88	840	6,927	7,767	(1,092)	2000	Jun-11	40 years
Lincoln Plaza	New Haven, IN	—	780	6,472	(28)	780	6,444	7,224	(1,089)	1968	Jun-11	40 years
Speedway Super Center	Speedway, IN	—	8,410	50,006	823	8,410	50,829	59,239	(7,136)	2010	Jun-11	40 years
Knox Plaza	Vincennes, IN	—	470	—	338	470	338	808	(9)	1989	Jun-11	40 years
Sagamore Park Centre	West Lafayette, IN	—	2,390	11,150	243	2,390	11,393	13,783	(1,712)	2003	Jun-11	40 years
Westchester Square	Lenexa, KS	—	3,250	14,555	120	3,250	14,675	17,925	(2,129)	1987	Jun-11	40 years
West Loop Shopping Center	Manhattan, KS	—	2,800	12,622	3,524	2,800	16,146	18,946	(1,321)	2013	Jun-11	40 years
Green River Plaza	Campbellsville, KY	—	4,200	10,567	671	4,200	11,238	15,438	(2,105)	1989	Jun-11	40 years
Kmart Plaza	Elizabethtown, KY	—	2,370	6,119	93	2,370	6,212	8,582	(1,208)	1992	Jun-11	40 years
Florence Plaza - Florence Square	Florence, KY	—	9,380	48,740	3,177	9,380	51,917	61,297	(6,945)	2013	Jun-11	40 years
Highland Commons	Glasgow, KY	—	1,940	6,256	(4)	1,940	6,252	8,192	(1,220)	1992	Jun-11	40 years
Jeffersontown Commons	Jeffersontown, KY	—	3,920	14,866	(124)	3,920	14,742	18,662	(2,662)	2005	Jun-11	40 years
Mist Lake Plaza	Lexington, KY	—	4,200	10,802	(112)	4,200	10,690	14,890	(2,454)	1993	Jun-11	40 years
London Marketplace	London, KY	(8,416)	1,400	10,362	200	1,400	10,562	11,962	(1,905)	1994	Jun-11	40 years
Eastgate Shopping Center	Louisville, KY	—	4,300	13,975	156	4,300	14,131	18,431	(2,328)	2002	Jun-11	40 years
Plainview Village	Louisville, KY	—	2,600	10,541	200	2,600	10,741	13,341	(1,789)	1997	Jun-11	40 years
Stony Brook I & II	Louisville, KY	—	3,650	17,970	183	3,650	18,153	21,803	(2,184)	1988	Jun-11	40 years
Towne Square North	Owensboro, KY	(6,864)	2,230	9,048	124	2,230	9,172	11,402	(1,936)	1988	Jun-11	40 years
Lexington Road Plaza	Versailles, KY	—	3,950	11,502	160	3,950	11,662	15,612	(1,946)	2007	Jun-11	40 years
Karam Shopping Center	Lafayette, LA	(2,067)	410	3,179	9	410	3,188	3,598	(686)	1998	Jun-11	40 years
Iberia Plaza	New Iberia, LA	—	2,590	5,861	678	2,590	6,539	9,129	(1,359)	1992	Jun-11	40 years
Lagniappe Village	New Iberia, LA	—	3,170	11,316	492	3,170	11,808	14,978	(2,411)	2010	Jun-11	40 years
The Pines	Pineville, LA	(5,606)	3,080	8,047	90	3,080	8,137	11,217	(1,593)	1991	Jun-11	40 years
Points West	Brockton, MA	(7,897)	2,200	10,605	(185)	2,200	10,420	12,620	(1,809)	2007	Jun-11	40 years
Burlington Square I, II & III	Burlington, MA	—	4,690	13,122	253	4,690	13,375	18,065	(2,058)	1992	Jun-11	40 years
Chicopee Marketplace	Chicopee, MA	(17,415)	3,470	25,330	39	3,470	25,369	28,839	(3,080)	2005	Jun-11	40 years
Holyoke Shopping Center	Holyoke, MA	—	3,110	12,097	243	3,110	12,340	15,450	(2,161)	2000	Jun-11	40 years
WaterTower Plaza	Leominster, MA	(29,309)	10,400	40,312	908	10,400	41,220	51,620	(5,673)	2000	Jun-11	40 years
Lunenberg Crossing	Lunenburg, MA	(2,170)	930	1,991	142	930	2,133	3,063	(263)	1994	Jun-11	40 years
Lynn Marketplace	Lynn, MA	—	3,100	5,678	7	3,100	5,685	8,785	(1,370)	1968	Jun-11	40 years
Berkshire Crossing	Pittsfield, MA	—	5,210	39,558	1,185	5,210	40,743	45,953	(4,879)	1994	Jun-11	40 years
Westgate Plaza	Westfield, MA	(5,886)	2,250	9,850	397	2,250	10,247	12,497	(1,870)	1996	Jun-11	40 years
Perkins Farm Marketplace	Worcester, MA	—	2,150	17,060	649	2,150	17,709	19,859	(2,561)	1998	Jun-11	40 years
South Plaza Shopping Center	California, MD	(15,562)	2,174	23,210	(1)	2,174	23,209	25,383	(211)	2005	Oct-13	40 years
Campus Village	College Park, MD	(5,100)	1,660	5,127	207	1,660	5,334	6,994	(538)	1986	Jun-11	40 years
Fox Run	Prince Frederick, MD	(23,807)	3,560	31,431	1,018	3,560	32,449	36,009	(4,351)	1997	Jun-11	40 years
Liberty Plaza	Randallstown, MD	—	2,820	6,275	17,276	2,820	23,551	26,371	(933)	2012	Jun-11	40 years
Rising Sun Towne Centre	Rising Sun, MD	—	1,970	17,002	289	1,970	17,291	19,261	(1,600)	2013	Jun-11	40 years
BJ's Plaza	Portland, ME	—	1,200	6,244	—	1,200	6,244	7,444	(1,193)	1991	Jun-11	40 years
Pine Tree Shopping Center	Portland, ME	(9,600)	2,860	19,182	1,118	2,860	20,300	23,160	(3,091)	1958	Jun-11	40 years

Maple Village	Ann Arbor, MI	(18,747)	3,200	19,108	587	3,200	19,695	22,895	(3,463)	2000	Jun-11	40 years
Grand Crossing	Brighton, MI	(4,389)	1,780	7,540	138	1,780	7,678	9,458	(1,371)	2005	Jun-11	40 years
Farmington Crossroads	Farmington, MI	—	1,620	4,542	1,073	1,620	5,615	7,235	(581)	2013	Jun-11	40 years
Silver Pointe Shopping Center	Fenton, MI	(4,222)	3,840	12,631	671	3,840	13,302	17,142	(2,408)	1996	Jun-11	40 years
Fremont	Fremont, MI	—	1,510	—	16	1,510	16	1,526	(11)	2007	Jun-11	40 years
Cascade East	Grand Rapids, MI	(7,696)	1,280	5,433	222	1,280	5,655	6,935	(1,283)	1983	Jun-11	40 years
Delta Center	Lansing, MI	(5,512)	1,580	9,616	65	1,580	9,681	11,261	(2,209)	2005	Jun-11	40 years
Lakes Crossing	Muskegon, MI	—	1,440	13,571	1,724	1,440	15,295	16,735	(1,866)	2011	Jun-11	40 years
Redford Plaza	Redford, MI	—	7,510	20,174	(353)	7,510	19,821	27,331	(4,561)	1992	Jun-11	40 years
Hampton Village Centre	Rochester Hills, MI	(27,765)	5,370	48,930	2,736	5,370	51,666	57,036	(7,503)	2004	Jun-11	40 years
Fashion Corners	Saginaw, MI	—	1,940	17,818	85	1,940	17,903	19,843	(3,160)	2004	Jun-11	40 years
Green Acres	Saginaw, MI	—	2,170	9,084	1,841	2,170	10,925	13,095	(2,200)	2011	Jun-11	40 years
Hall Road Crossing	Shelby Township, MI	—	5,800	15,982	2,284	5,800	18,266	24,066	(3,679)	1999	Jun-11	40 years
Southfield Plaza	Southfield, MI	—	1,320	4,085	395	1,320	4,480	5,800	(847)	2002	Jun-11	40 years
18 Ryan	Sterling Heights, MI	(5,874)	3,160	11,304	31	3,160	11,335	14,495	(1,955)	1997	Jun-11	40 years
Delco Plaza	Sterling Heights, MI	(3,868)	2,860	7,025	575	2,860	7,600	10,460	(2,231)	1996	Jun-11	40 years
Grand Traverse Crossing	Traverse City, MI	(17,960)	3,100	31,188	1,246	3,100	32,434	35,534	(3,561)	1996	Jun-11	40 years
West Ridge Shopping Center	Westland, MI	—	1,800	6,640	(145)	1,800	6,495	8,295	(1,487)	1989	Jun-11	40 years
Westland Crossing	Westland, MI	—	4,180	—	90	4,180	90	4,270	(2)	1999	Jun-11	40 years
Roundtree Place	Ypsilanti, MI	(11,687)	3,520	9,134	696	3,520	9,830	13,350	(1,895)	1992	Jun-11	40 years
Washtenaw Fountain Plaza	Ypsilanti, MI	—	2,030	7,234	(34)	2,030	7,200	9,230	(1,669)	2005	Jun-11	40 years
Southport Centre I - VI	Apple Valley, MN	(13,015)	4,960	18,527	92	4,960	18,619	23,579	(2,269)	1985	Jun-11	40 years
Austin Town Center	Austin, MN	—	1,280	4,689	79	1,280	4,768	6,048	(1,087)	1999	Jun-11	40 years
Central Valu Center	Columbia Heights, MN	—	2,650	7,363	26	2,650	7,389	10,039	(1,804)	1961	Jun-11	40 years
Burning Tree Plaza	Duluth, MN	—	4,790	16,279	(211)	4,790	16,068	20,858	(3,115)	1987	Jun-11	40 years
Elk Park Center	Elk River, MN	—	3,770	18,856	342	3,770	19,198	22,968	(3,143)	1999	Jun-11	40 years
Westwind Plaza	Minnetonka, MN	—	2,630	12,171	348	2,630	12,519	15,149	(1,523)	2007	Jun-11	40 years
Richfield Hub & West Shopping Center	Richfield, MN	(16,320)	7,960	19,907	(118)	7,960	19,789	27,749	(2,412)	1992	Jun-11	40 years
Terrace Center	Robbinsdale, MN	—	2,700	6,970	(828)	2,700	6,142	8,842	(983)	1993	Jun-11	40 years
Roseville Center	Roseville , MN	—	1,620	8,593	66	1,620	8,659	10,279	(1,178)	2000	Jun-11	40 years
Marketplace @ 42	Savage, MN	—	5,150	13,221	153	5,150	13,374	18,524	(1,951)	1999	Jun-11	40 years
Sun Ray Shopping Center	St. Paul, MN	—	5,250	21,447	342	5,250	21,789	27,039	(3,351)	2013	Jun-11	40 years
White Bear Hills Shopping Center	White Bear Lake, MN	(4,576)	1,790	6,182	135	1,790	6,317	8,107	(1,218)	1996	Jun-11	40 years
Ellisville Square	Ellisville, MO	—	2,130	8,003	(90)	2,130	7,913	10,043	(1,589)	1989	Jun-11	40 years
Clocktower Place	Florissant, MO	—	3,590	9,510	1,557	3,590	11,067	14,657	(1,962)	2013	Jun-11	40 years
Prospect Plaza	Gladstone, MO	—	1,980	12,775	72	1,980	12,847	14,827	(3,060)	1999	Jun-11	40 years
Hub Shopping Center	Independence, MO	—	850	8,027	(51)	850	7,976	8,826	(2,220)	1995	Jun-11	40 years
Watts Mill Plaza	Kansas City, MO	—	2,610	13,868	617	2,610	14,485	17,095	(2,168)	1997	Jun-11	40 years
Liberty Corners	Liberty, MO	—	2,530	8,918	371	2,530	9,289	11,819	(1,680)	1987	Jun-11	40 years
Maplewood Square	Maplewood, MO	(3,730)	1,450	4,720	(140)	1,450	4,580	6,030	(697)	1998	Jun-11	40 years
Clinton Crossing	Clinton, MS	(6,600)	2,760	9,306	222	2,760	9,528	12,288	(1,083)	2008	Jun-11	40 years
County Line Plaza	Jackson, MS	—	2,820	24,889	(736)	2,820	24,153	26,973	(2,743)	1997	Jun-11	40 years
Jacksonian Plaza	Jackson, MS	—	1,070	2,758	(121)	1,070	2,637	3,707	(710)	1990	Jun-11	40 years
Devonshire Place	Cary, NC	(4,960)	940	4,533	2,320	940	6,853	7,793	(1,163)	2012	Jun-11	40 years
McMullen Creek Market	Charlotte, NC	(18,500)	10,590	24,266	298	10,590	24,564	35,154	(3,671)	2013	Jun-11	40 years
The Commons at Chancellor Park	Charlotte, NC	—	5,240	20,500	(449)	5,240	20,051	25,291	(2,989)	2005	Jun-11	40 years
Parkwest Crossing	Durham, NC	(6,956)	1,997	9,695	334	1,997	10,029	12,026	(118)	1990	Oct-13	40 years
Macon Plaza	Franklin, NC	—	770	3,809	54	770	3,863	4,633	(651)	2001	Jun-11	40 years
Garner Town Square	Garner, NC	(13,322)	6,233	23,681	276	6,233	23,957	30,190	(255)	1997	Oct-13	40 years

Franklin Square	Gastonia, NC	(23,430)	7,060	29,355	607	7,060	29,962	37,022	(4,474)	2007	Jun-11	40 years
Wendover Place	Greensboro, NC	(31,620)	15,990	39,152	277	15,990	39,429	55,419	(6,391)	2000	Jun-11	40 years
University Commons	Greenville, NC	(18,000)	5,350	26,253	752	5,350	27,005	32,355	(3,297)	2013	Jun-11	40 years
Longview Crossing	Hickory, NC	—	120	1,342	—	120	1,342	1,462	(240)	1988	Jun-11	40 years
Valley Crossing	Hickory, NC	—	2,130	7,253	6,356	2,130	13,609	15,739	(1,339)	2013	Jun-11	40 years
Kinston Pointe	Kinston, NC	—	2,180	8,540	17	2,180	8,557	10,737	(2,015)	2001	Jun-11	40 years
Magnolia Plaza	Morganton, NC	(4,349)	730	3,718	(73)	730	3,645	4,375	(775)	1990	Jun-11	40 years
Roxboro Square	Roxboro, NC	—	1,550	8,976	4	1,550	8,980	10,530	(1,314)	2005	Jun-11	40 years
Innes Street Market	Salisbury, NC	—	12,180	27,462	122	12,180	27,584	39,764	(4,896)	2002	Jun-11	40 years
Salisbury Marketplace	Salisbury, NC	(5,729)	1,997	7,840	29	1,997	7,869	9,866	(82)	1987	Oct-13	40 years
Siler Crossing	Siler City, NC	—	523	3,073	48	523	3,121	3,644	(699)	1988	Jun-11	40 years
Crossroads	Statesville, NC	(21,707)	6,220	15,300	476	6,220	15,776	21,996	(2,333)	1997	Jun-11	40 years
Thomasville Crossing	Thomasville, NC	—	2,690	5,236	(1,475)	2,690	3,761	6,451	(1,042)	1996	Jun-11	40 years
Anson Station	Wadesboro, NC	(2,004)	910	3,981	47	910	4,028	4,938	(1,233)	1988	Jun-11	40 years
New Centre Market	Wilmington, NC	—	5,730	15,217	242	5,730	15,459	21,189	(2,056)	1998	Jun-11	40 years
University Commons	Wilmington, NC	(20,200)	6,910	26,611	864	6,910	27,475	34,385	(3,570)	2007	Jun-11	40 years
Whitaker Square	Winston Salem, NC	(9,293)	2,923	11,997	3	2,923	12,000	14,923	(151)	1996	Oct-13	40 years
Parkway Plaza	Winston-Salem, NC	(19,865)	6,910	17,604	896	6,910	18,500	25,410	(3,801)	2005	Jun-11	40 years
Stratford Commons	Winston-Salem, NC	—	2,770	9,562	(160)	2,770	9,402	12,172	(1,334)	1995	Jun-11	40 years
Bedford Grove	Bedford, NH	—	3,400	19,065	11	3,400	19,076	22,476	(3,317)	1989	Jun-11	40 years
Capitol Shopping Center	Concord, NH	(9,600)	2,160	11,584	709	2,160	12,293	14,453	(2,651)	2001	Jun-11	40 years
Willow Springs Plaza	Nashua , NH	(14,606)	3,490	20,288	150	3,490	20,438	23,928	(3,006)	1990	Jun-11	40 years
Seacoast Shopping Center	Seabrook , NH	(4,926)	2,230	8,967	87	2,230	9,054	11,284	(1,637)	1991	Jun-11	40 years
Tri-City Plaza	Somersworth, NH	(7,938)	1,900	10,034	577	1,900	10,611	12,511	(1,954)	1990	Jun-11	40 years
Laurel Square	Brick, NJ	(14,789)	5,400	20,998	115	5,400	21,113	26,513	(4,550)	2003	Jun-11	40 years
the Shoppes at Cinnaminson	Cinnaminson, NJ	(32,950)	6,030	45,605	893	6,030	46,498	52,528	(4,681)	2010	Jun-11	40 years
A&P Fresh Market	Clark, NJ	(6,774)	2,630	8,351	—	2,630	8,351	10,981	(798)	2007	Jun-11	40 years
Collegetown Shopping Center	Glassboro, NJ	(10,473)	1,560	16,336	(510)	1,560	15,826	17,386	(3,013)	2013	Jun-11	40 years
Hamilton Plaza-Kmart Plaza	Hamilton, NJ	(4,166)	1,580	8,972	(121)	1,580	8,851	10,431	(1,442)	2013	Jun-11	40 years
Bennetts Mills Plaza	Jackson, NJ	(12,964)	3,130	17,126	(205)	3,130	16,921	20,051	(1,762)	2002	Jun-11	40 years
Lakewood Plaza	Lakewood, NJ	—	5,090	26,483	(135)	5,090	26,348	31,438	(3,920)	1966	Jun-11	40 years
Marlton Crossing	Marlton, NJ	(24,544)	5,950	45,874	5,645	5,950	51,519	57,469	(6,371)	2013	Jun-11	40 years
Middletown Plaza	Middletown, NJ	(26,955)	5,060	41,800	252	5,060	42,052	47,112	(4,311)	2001	Jun-11	40 years
Old Bridge Gateway	Old Bridge, NJ	(24,490)	7,200	37,756	938	7,200	38,694	45,894	(4,690)	1995	Jun-11	40 years
Morris Hills Shopping Center	Parsippany, NJ	—	3,970	29,879	1,277	3,970	31,156	35,126	(3,230)	1994	Jun-11	40 years
Rio Grande Plaza	Rio Grande, NJ	(7,500)	1,660	12,627	431	1,660	13,058	14,718	(1,802)	1997	Jun-11	40 years
Ocean Heights Shopping Center	Somers Point, NJ	(22,595)	6,110	34,911	61	6,110	34,972	41,082	(2,909)	2006	Jun-11	40 years
ShopRite Supermarket	Springfield, NJ	(3,443)	1,150	4,310	—	1,150	4,310	5,460	(475)	1965	Jun-11	40 years
Tinton Falls Plaza	Tinton Falls, NJ	—	3,080	12,385	(320)	3,080	12,065	15,145	(1,472)	2006	Jun-11	40 years
Cross Keys Commons	Turnersville, NJ	—	5,840	33,347	428	5,840	33,775	39,615	(4,007)	1996	Jun-11	40 years
Dover Park Plaza	Yardville, NJ	—	1,030	7,751	131	1,030	7,882	8,912	(902)	2005	Jun-11	40 years
St Francis Plaza	Santa Fe, NM	(3,900)	1,110	4,843	—	1,110	4,843	5,953	(508)	1993	Jun-11	40 years
Smith's	Socorro, NM	(2,171)	600	5,312	138	600	5,450	6,050	(815)	1976	Jun-11	40 years
Galleria Commons	Henderson, NV	(24,623)	3,220	28,522	468	3,220	28,990	32,210	(4,115)	2005	Jun-11	40 years
Renaissance Center East	Las Vegas, NV	(16,774)	4,490	10,342	1,399	4,490	11,741	16,231	(1,590)	2012	Jun-11	40 years
Parkway Plaza	Carle Place, NY	(13,770)	5,790	19,740	1,305	5,790	21,045	26,835	(2,156)	1993	Jun-11	40 years
Kmart Plaza	Dewitt, NY	(3,721)	1,080	5,350	31	1,080	5,381	6,461	(1,598)	1970	Jun-11	40 years
Unity Plaza	East Fishkill, NY	(8,826)	2,100	14,051	14	2,100	14,065	16,165	(1,280)	2005	Jun-11	40 years
Suffolk Plaza	East Setauket, NY	—	2,780	12,321	113	2,780	12,434	15,214	(1,592)	1998	Jun-11	40 years

Three Village Shopping Center	East Setauket, NY	—	5,310	15,849	149	5,310	15,998	21,308	(1,603)	1991	Jun-11	40 years
Elmira Plaza	Elmira, NY	—	290	1,418	8	290	1,426	1,716	(395)	2001	Jun-11	40 years
Stewart Plaza	Garden City, NY	—	6,040	21,970	469	6,040	22,439	28,479	(3,426)	1990	Jun-11	40 years
Genesee Valley Shopping Center	Geneseo, NY	(13,524)	2,090	15,644	48	2,090	15,692	17,782	(2,723)	2007	Jun-11	40 years
Pyramid Mall	Geneva, NY	—	660	—	397	660	397	1,057	(30)	2006	Jun-11	40 years
McKinley Plaza	Hamburg, NY	—	1,300	12,548	323	1,300	12,871	14,171	(1,661)	1991	Jun-11	40 years
Dalewood I, II & III Shopping Center	Hartsdale, NY	(31,756)	6,900	57,804	728	6,900	58,532	65,432	(4,859)	2012	Jun-11	40 years
Hornell Plaza	Hornell, NY	—	2,270	20,357	603	2,270	20,960	23,230	(4,257)	2005	Jun-11	40 years
Cayuga Mall	Ithaca, NY	(7,337)	1,180	11,244	2,945	1,180	14,189	15,369	(2,203)	2013	Jun-11	40 years
Kings Park Shopping Center	Kings Park, NY	—	4,790	11,367	974	4,790	12,341	17,131	(1,546)	1985	Jun-11	40 years
Falcaro's Plaza	Lawrence, NY	—	3,410	9,678	683	3,410	10,361	13,771	(1,119)	1972	Jun-11	40 years
Shops at Seneca Mall	Liverpool, NY	(7,123)	530	8,270	(1,047)	530	7,223	7,753	(1,576)	2005	Jun-11	40 years
A & P Mamaroneck	Mamaroneck, NY	—	1,460	1,122	—	1,460	1,122	2,582	(232)	1976	Jun-11	40 years
Village Square	Mamaroneck, NY	(3,156)	1,320	5,137	608	1,320	5,745	7,065	(483)	1981	Jun-11	40 years
Sunshine Square	Medford, NY	(16,904)	7,350	24,713	(50)	7,350	24,663	32,013	(2,812)	2007	Jun-11	40 years
Wallkill Plaza	Middletown, NY	—	1,360	8,410	817	1,360	9,227	10,587	(2,269)	2012	Jun-11	40 years
Monroe ShopRite Plaza	Monroe, NY	(8,564)	1,840	16,111	22	1,840	16,133	17,973	(2,166)	1985	Jun-11	40 years
Rockland Plaza	Nanuet, NY	(46,276)	10,700	60,188	(489)	10,700	59,699	70,399	(5,578)	2006	Jun-11	40 years
North Ridge Plaza	New Rochelle, NY	(8,497)	4,910	9,612	215	4,910	9,827	14,737	(1,013)	1971	Jun-11	40 years
Nesconset Shopping Center	Port Jefferson Station, NY	(13,300)	5,510	20,473	2,074	5,510	22,547	28,057	(2,577)	2012	Jun-11	40 years
Port Washington	Port Washington, NY	(732)	440	489	—	440	489	929	(221)	1968	Jun-11	40 years
Roanoke Plaza	Riverhead, NY	(9,900)	5,050	15,177	202	5,050	15,379	20,429	(2,451)	2002	Jun-11	40 years
Rockville Centre	Rockville Centre, NY	—	3,590	6,982	110	3,590	7,092	10,682	(886)	1975	Jun-11	40 years
Mohawk Acres	Rome, NY	(7,458)	1,720	13,916	313	1,720	14,229	15,949	(1,907)	2005	Jun-11	40 years
College Plaza	Selden, NY	(9,975)	6,330	14,267	10,821	6,330	25,088	31,418	(2,132)	2013	Jun-11	40 years
Campus Plaza	Vestal, NY	—	1,170	16,384	22	1,170	16,406	17,576	(2,723)	2003	Jun-11	40 years
Parkway Plaza	Vestal, NY	(15,738)	1,400	16,990	3,626	2,168	19,848	22,016	(2,782)	2012	Jun-11	40 years
Shoppes at Vestal	Vestal, NY	—	1,340	14,730	38	1,340	14,768	16,108	(1,430)	2000	Jun-11	40 years
Town Square Mall	Vestal, NY	(29,400)	2,520	41,457	2,294	2,520	43,751	46,271	(5,625)	2012	Jun-11	40 years
The Plaza at Salmon Run	Watertown, NY	—	1,420	12,431	55	1,420	12,486	13,906	(2,143)	1993	Jun-11	40 years
Highridge Plaza	Yonkers, NY	(15,163)	6,020	17,358	1,480	6,020	18,838	24,858	(2,084)	1977	Jun-11	40 years
Brunswick Town Center	Brunswick, OH	(11,165)	2,930	18,561	17	2,930	18,578	21,508	(1,645)	2004	Jun-11	40 years
30th Street Plaza	Canton, OH	—	1,950	14,535	79	1,950	14,614	16,564	(1,929)	1999	Jun-11	40 years
Brentwood Plaza	Cincinnati, OH	—	5,090	20,513	568	5,090	21,081	26,171	(2,783)	2004	Jun-11	40 years
Delhi Shopping Center	Cincinnati, OH	—	3,690	8,085	345	3,690	8,430	12,120	(1,505)	2012	Jun-11	40 years
Harpers Station	Cincinnati, OH	—	3,110	25,591	(40)	3,110	25,551	28,661	(3,198)	2000	Jun-11	40 years
Western Hills Plaza	Cincinnati, OH	—	8,690	27,664	483	8,690	28,147	36,837	(4,924)	2011	Jun-11	40 years
Western Village	Cincinnati, OH	—	3,370	12,817	363	3,370	13,180	16,550	(1,542)	2005	Jun-11	40 years
Crown Point	Columbus, OH	(12,728)	2,120	14,980	36	2,120	15,016	17,136	(2,101)	1998	Jun-11	40 years
Greentree Shopping Center	Columbus, OH	(7,920)	1,920	12,531	(378)	1,920	12,153	14,073	(1,603)	2005	Jun-11	40 years
Karl Plaza	Columbus, OH	—	1,220	3,065	91	1,220	3,156	4,376	(1,033)	1992	Jun-11	40 years
Brandt Pike Place	Dayton, OH	—	700	1,965	(340)	616	1,709	2,325	(274)	2008	Jun-11	40 years
South Towne Centre	Dayton, OH	(23,758)	4,990	43,152	3,103	4,990	46,255	51,245	(5,514)	2013	Jun-11	40 years
The Vineyards	Eastlake, OH	—	1,170	6,866	96	1,170	6,962	8,132	(1,955)	1989	Jun-11	40 years
Midway Crossing	Elyria, OH	—	2,670	8,356	(3,346)	2,670	5,010	7,680	(1,401)	1986	Jun-11	40 years
Midway Market Square	Elyria, OH	(5,620)	4,280	21,067	28	4,280	21,095	25,375	(3,223)	2013	Jun-11	40 years
Southland Shopping Center	Middleburg Heights, OH	(37,203)	5,940	55,360	3,685	5,940	59,045	64,985	(8,151)	2013	Jun-11	40 years
Napoleon Center	Napoleon, OH	—	420	4,439	(1,243)	420	3,196	3,616	(740)	1991	Jun-11	40 years
Tops Plaza	North Olmsted, OH	—	510	4,151	(117)	510	4,034	4,544	(492)	2002	Jun-11	40 years
Tops Plaza	North Ridgeville, OH	—	1,140	5,721	(102)	1,140	5,619	6,759	(654)	2002	Jun-11	40 years
Great Eastern Shopping Plaza	Northwood, OH	—	6,890	—	(3,885)	6,890	(3,885)	3,005	47	1956	Jun-11	40 years

Surrey Square Mall	Norwood, OH	(8,253)	3,900	18,402	836	3,900	19,238	23,138	(2,279)	2010	Jun-11	40 years
Market Place	Piqua, OH	—	390	4,085	938	390	5,023	5,413	(835)	2012	Jun-11	40 years
Brice Park	Reynoldsburg, OH	—	2,820	12,684	13	2,820	12,697	15,517	(1,942)	1989	Jun-11	40 years
Streetsboro Crossing	Streetsboro, OH	(8,925)	640	5,885	346	640	6,231	6,871	(807)	2002	Jun-11	40 years
Alexis Park	Toledo, OH	—	2,040	—	989	2,040	989	3,029	(65)	1988	Jun-11	40 years
Miracle Mile Shopping Plaza	Toledo, OH	(6,996)	1,510	15,792	(150)	1,510	15,642	17,152	(2,662)	2013	Jun-11	40 years
Southland Shopping Plaza	Toledo, OH	—	2,440	11,159	357	2,440	11,516	13,956	(2,159)	1988	Jun-11	40 years
Wadsworth Crossing	Wadsworth, OH	(9,101)	7,004	13,779	(13)	7,004	13,766	20,770	(156)	2005	Oct-13	40 years
Northgate Plaza	Westerville, OH	—	300	1,204	257	300	1,461	1,761	(207)	2008	Jun-11	40 years
Marketplace	Tulsa, OK	(14,217)	5,040	13,249	1,774	5,040	15,023	20,063	(2,138)	1992	Jun-11	40 years
Village West	Allentown, PA	(12,863)	4,180	23,402	426	4,180	23,828	28,008	(2,601)	1999	Jun-11	40 years
Park Hills Plaza	Altoona, PA	(19,228)	4,390	23,218	720	4,390	23,938	28,328	(3,542)	1985	Jun-11	40 years
Bensalem Square	Bensalem, PA	(8,241)	1,800	5,826	33	1,800	5,859	7,659	(833)	1986	Jun-11	40 years
Bethel Park	Bethel Park, PA	(9,952)	3,060	18,457	22	3,060	18,479	21,539	(3,183)	2004	Jun-11	40 years
Bethlehem Square	Bethlehem, PA	(29,329)	8,830	36,992	342	8,830	37,334	46,164	(6,232)	1994	Jun-11	40 years
Lehigh Shopping Center	Bethlehem, PA	(15,982)	6,980	32,927	2,163	6,980	35,090	42,070	(5,446)	2013	Jun-11	40 years
Boyertown Shopping Center	Boyertown, PA	—	1,680	3,673	1,873	1,680	5,546	7,226	(730)	2012	Jun-11	40 years
Bristol Park	Bristol, PA	(15,933)	3,180	21,530	509	3,180	22,039	25,219	(4,084)	2013	Jun-11	40 years
Bristol Plaza	Bristol, PA	—	2,010	5,433	(565)	2,010	4,868	6,878	(927)	1989	Jun-11	40 years
Chalfont Village Shopping Center	Chalfont, PA	(3,928)	1,040	3,818	(170)	1,040	3,648	4,688	(484)	1989	Jun-11	40 years
New Britain Village Square	Chalfont, PA	—	4,250	24,449	66	4,250	24,515	28,765	(2,999)	1989	Jun-11	40 years
Collegeville Shopping Center	Collegeville, PA	(8,973)	3,410	7,451	477	3,410	7,928	11,338	(725)	2004	Jun-11	40 years
Whitemarsh Shopping Center	Conshohocken, PA	(12,498)	3,410	11,753	56	3,410	11,809	15,219	(1,321)	2002	Jun-11	40 years
Valley Fair	Devon, PA	(12,884)	1,810	8,161	1,119	1,810	9,280	11,090	(1,630)	2001	Jun-11	40 years
Dickson City Crossings	Dickson City, PA	—	3,780	31,423	116	3,780	31,539	35,319	(5,300)	1997	Jun-11	40 years
Dillsburg Shopping Center	Dillsburg, PA	—	1,670	16,084	382	1,670	16,466	18,136	(2,065)	2013	Jun-11	40 years
Barn Plaza	Doylestown, PA	(24,385)	8,780	29,183	825	8,780	30,008	38,788	(4,148)	2002	Jun-11	40 years
Pilgrim Gardens	Drexel Hill, PA	—	2,090	5,043	263	2,090	5,306	7,396	(1,129)	2013	Jun-11	40 years
Market Street Square	Elizabethtown, PA	—	2,130	11,962	236	2,130	12,198	14,328	(1,433)	1993	Jun-11	40 years
Gilbertsville Shopping Center	Gilbertsville, PA	(4,981)	1,830	4,719	693	1,830	5,412	7,242	(1,252)	2002	Jun-11	40 years
Mount Carmel Plaza	Glenside, PA	(1,145)	380	1,012	(52)	380	960	1,340	(221)	1975	Jun-11	40 years
Kline Plaza	Harrisburg, PA	—	2,300	13,218	1,365	2,300	14,583	16,883	(3,039)	1952	Jun-11	40 years
Johnstown Galleria Outparcel	Johnstown, PA	—	490	4,499	46	490	4,545	5,035	(1,014)	1993	Jun-11	40 years
New Garden Shopping Center	Kennett Square, PA	(3,292)	2,240	7,662	1,403	2,240	9,065	11,305	(1,924)	2012	Jun-11	40 years
Stone Mill Plaza	Lancaster, PA	—	2,490	12,466	140	2,490	12,606	15,096	(1,661)	2008	Jun-11	40 years
Woodbourne Square	Langhorne, PA	—	1,640	4,236	78	1,640	4,314	5,954	(585)	1984	Jun-11	40 years
North Penn Market Place	Lansdale, PA	—	3,060	5,253	(50)	3,060	5,203	8,263	(645)	1977	Jun-11	40 years
New Holland Shopping Center	New Holland, PA	(2,381)	890	3,535	54	890	3,589	4,479	(714)	1995	Jun-11	40 years
Village at Newtown	Newtown, PA	(24,286)	7,690	37,765	765	7,690	38,530	46,220	(4,037)	1989	Jun-11	40 years
Cherry Square	Northampton, PA	(7,371)	950	6,945	(74)	950	6,871	7,821	(1,330)	1989	Jun-11	40 years
Ivyridge	Philadelphia, PA	(13,882)	7,100	21,004	418	7,100	21,422	28,522	(2,086)	2006	Jun-11	40 years
Roosevelt Mall	Philadelphia, PA	(49,488)	8,820	88,975	1,180	8,820	90,155	98,975	(12,540)	2011	Jun-11	40 years
Shoppes at Valley Forge	Phoenixville, PA	—	2,010	13,025	221	2,010	13,246	15,256	(2,337)	2003	Jun-11	40 years
Plymouth Plaza	Plymouth Meeting, PA	(6,824)	3,120	6,018	33	3,120	6,051	9,171	(749)	2005	Jun-11	40 years
County Line Plaza	Souderton, PA	(8,241)	910	8,346	1,370	910	9,716	10,626	(1,908)	2013	Jun-11	40 years
69th Street Plaza	Upper Darby, PA	(3,827)	640	4,362	51	640	4,413	5,053	(792)	1994	Jun-11	40 years
Warminster Town Center	Warminster, PA	(21,800)	4,310	35,284	532	4,310	35,816	40,126	(4,261)	1997	Jun-11	40 years

Shops at Prospect	West Hempfield, PA	(6,235)	760	6,532	112	760	6,644	7,404	(1,294)	1994	Jun-11	40 years
Whitehall Square	Whitehall, PA	(21,572)	4,350	33,067	901	4,350	33,968	38,318	(4,651)	2006	Jun-11	40 years
Wilkes-Barre Township Marketplace	Wilkes-Barre , PA	(10,613)	2,180	17,430	72	2,180	17,502	19,682	(2,548)	2004	Jun-11	40 years
Hunt River Commons	North Kingstown, RI	—	1,580	15,317	704	1,580	16,021	17,601	(2,521)	1989	Jun-11	40 years
Belfair Towne Village	Bluffton, SC	(19,324)	4,265	31,802	(5)	4,265	31,797	36,062	(314)	2006	Oct-13	40 years
Park Centre	Columbia, SC	—	2,730	6,898	142	2,730	7,040	9,770	(2,126)	2000	Jun-11	40 years
Milestone Plaza	Greenville, SC	(9,573)	2,563	15,644	59	2,563	15,703	18,266	(113)	1995	Oct-13	40 years
Circle Center	Hilton Head, SC	—	3,010	5,832	65	3,010	5,897	8,907	(824)	2000	Jun-11	40 years
Island Plaza	James Island, SC	(8,265)	2,940	9,252	648	2,940	9,900	12,840	(2,104)	2004	Jun-11	40 years
Lexington Town Square	Lexington, SC	—	1,380	3,188	(170)	1,380	3,018	4,398	(775)	1995	Jun-11	40 years
Festival Centre	North Charleston, SC	—	3,630	10,512	229	3,630	10,741	14,371	(2,669)	2004	Jun-11	40 years
Remount Village Shopping Center	North Charleston, SC	—	1,040	3,205	36	1,040	3,241	4,281	(799)	1996	Jun-11	40 years
Fairview Corners I & II	Simpsonville, SC	—	2,370	17,117	357	2,370	17,474	19,844	(2,702)	2003	Jun-11	40 years
Hillcrest	Spartanburg, SC	(18,500)	4,190	34,825	1,960	4,190	36,785	40,975	(5,176)	2012	Jun-11	40 years
Shoppes at Hickory Hollow	Antioch, TN	—	3,650	11,030	38	3,650	11,068	14,718	(1,920)	1986	Jun-11	40 years
Congress Crossing	Athens, TN	—	920	7,890	1,267	920	9,157	10,077	(1,663)	2012	Jun-11	40 years
East Ridge Crossing	Chattanooga , TN	(3,514)	1,230	4,193	(19)	1,230	4,174	5,404	(703)	1999	Jun-11	40 years
Watson Glen Shopping Center	Franklin, TN	(12,555)	5,220	14,990	582	5,220	15,572	20,792	(3,865)	1988	Jun-11	40 years
Williamson Square	Franklin, TN	(17,440)	7,730	22,789	731	7,730	23,520	31,250	(4,810)	1993	Jun-11	40 years
Greensboro Village	Gallatin, TN	(9,144)	1,503	13,525	1	1,503	13,526	15,029	(131)	2005	Oct-13	40 years
Greeneville Commons	Greeneville, TN	—	2,880	13,524	(68)	2,880	13,456	16,336	(3,208)	2002	Jun-11	40 years
Oakwood Commons	Hermitage, TN	(14,316)	6,840	18,064	897	6,840	18,961	25,801	(3,702)	2005	Jun-11	40 years
Kimball Crossing	Kimball, TN	—	1,860	18,704	349	1,860	19,053	20,913	(3,813)	2007	Jun-11	40 years
Kingston Overlook	Knoxville, TN	(5,925)	2,060	6,743	30	2,060	6,773	8,833	(1,977)	1996	Jun-11	40 years
Farrar Place	Manchester, TN	(1,765)	470	2,760	176	470	2,936	3,406	(562)	1989	Jun-11	40 years
The Commons at Wolfcreek	Memphis, TN	—	22,529	56,799	1,155	22,529	57,954	80,483	(9,315)	1997	Jun-11	40 years
Georgetown Square	Murfreesboro, TN	(6,094)	3,250	7,511	10	3,250	7,521	10,771	(1,481)	2003	Jun-11	40 years
Nashboro Village	Nashville, TN	(6,249)	2,243	11,661	(5)	2,243	11,656	13,899	(120)	1998	Oct-13	40 years
Commerce Central	Tullahoma, TN	(7,001)	1,240	12,158	60	1,240	12,218	13,458	(2,772)	1995	Jun-11	40 years
Merchant's Central	Winchester, TN	(9,812)	1,480	12,018	208	1,480	12,226	13,706	(2,015)	1997	Jun-11	40 years
Palm Plaza	Aransas, TX	(1,980)	680	2,297	92	680	2,389	3,069	(656)	2002	Jun-11	40 years
Bardin Place Center	Arlington, TX	(29,601)	7,640	25,986	1,027	7,640	27,013	34,653	(4,919)	1993	Jun-11	40 years
Parmer Crossing	Austin, TX	(7,986)	3,730	11,282	(818)	3,730	10,464	14,194	(1,854)	2004	Jun-11	40 years
Baytown Shopping Center	Baytown, TX	(5,940)	3,410	6,776	88	3,410	6,864	10,274	(1,396)	1987	Jun-11	40 years
Cedar Bellaire	Bellaire, TX	(3,435)	2,760	4,670	(73)	2,760	4,597	7,357	(806)	1994	Jun-11	40 years
El Camino	Bellaire, TX	(2,574)	1,320	3,816	43	1,320	3,859	5,179	(837)	2008	Jun-11	40 years
Brenham Four Corners	Brenham, TX	—	1,310	9,885	2	1,310	9,887	11,197	(985)	1997	Jun-11	40 years
Bryan Square	Bryan, TX	(2,004)	820	2,358	—	820	2,358	3,178	(517)	2008	Jun-11	40 years
Townshire	Bryan, TX	—	1,790	6,399	425	1,790	6,824	8,614	(1,131)	2002	Jun-11	40 years
Plantation Plaza	Clute, TX	—	1,090	7,256	(26)	1,090	7,230	8,320	(1,297)	1997	Jun-11	40 years
Central Station	College Station, TX	(11,872)	4,340	21,704	1,620	4,340	23,324	27,664	(2,915)	2012	Jun-11	40 years
Rock Prairie Crossing	College Station, TX	(10,755)	2,460	13,618	5	2,460	13,623	16,083	(2,032)	2002	Jun-11	40 years
Carmel Village	Corpus Christi, TX	(3,244)	1,900	4,536	106	1,900	4,642	6,542	(950)	1993	Jun-11	40 years
Five Points	Corpus Christi, TX	—	2,760	16,929	9,824	2,760	26,753	29,513	(2,448)	2013	Jun-11	40 years
Claremont Village	Dallas, TX	(2,640)	1,700	3,035	45	1,700	3,080	4,780	(928)	1976	Jun-11	40 years
Jeff Davis	Dallas, TX	(3,366)	1,390	3,702	18	1,390	3,720	5,110	(969)	1975	Jun-11	40 years
Stevens Park Village	Dallas, TX	(2,862)	1,270	3,182	(364)	1,270	2,818	4,088	(371)	1974	Jun-11	40 years
Webb Royal	Dallas, TX	(5,214)	2,470	6,576	(3)	2,470	6,573	9,043	(1,441)	1992	Jun-11	40 years

Wynnewood Village	Dallas, TX	(19,417)	14,770	41,407	1,056	14,770	42,463	57,233	(6,134)	2006	Jun-11	40 years
Parktown	Deer Park, TX	(5,725)	2,790	7,319	251	2,790	7,570	10,360	(1,852)	1999	Jun-11	40 years
Kenworthy Crossing	El Paso, TX	—	2,370	5,521	—	2,370	5,521	7,891	(726)	2003	Jun-11	40 years
Preston Ridge	Frisco, TX	—	25,819	127,083	1,829	25,819	128,912	154,731	(15,706)	2003	Jun-11	40 years
Forest Hills	Ft. Worth, TX	(2,376)	1,220	2,793	—	1,220	2,793	4,013	(890)	1968	Jun-11	40 years
Ridglea Plaza	Ft. Worth, TX	(10,230)	2,770	16,178	75	2,770	16,253	19,023	(3,198)	1990	Jun-11	40 years
Trinity Commons	Ft. Worth, TX	(16,132)	5,780	26,317	1,494	5,780	27,811	33,591	(3,771)	1998	Jun-11	40 years
Village Plaza	Garland, TX	(5,280)	3,230	6,786	127	3,230	6,913	10,143	(1,225)	2002	Jun-11	40 years
North Hills Village	Haltom City, TX	(738)	940	2,450	52	940	2,502	3,442	(558)	1998	Jun-11	40 years
Highland Village Town Center	Highland Village, TX	(5,808)	3,370	7,439	65	3,370	7,504	10,874	(1,543)	1996	Jun-11	40 years
Bay Forest	Houston, TX	(4,675)	1,500	6,557	37	1,500	6,594	8,094	(1,218)	2004	Jun-11	40 years
Beltway South	Houston, TX	—	3,340	9,759	315	3,340	10,074	13,414	(1,321)	1998	Jun-11	40 years
Braes Heights	Houston, TX	(8,015)	1,700	15,246	595	1,700	15,841	17,541	(1,703)	2003	Jun-11	40 years
Braes Link	Houston, TX	—	850	6,510	41	850	6,551	7,401	(629)	1999	Jun-11	40 years
Braes Oaks	Houston, TX	(2,147)	1,310	3,765	67	1,310	3,832	5,142	(582)	1992	Jun-11	40 years
Braesgate	Houston, TX	—	1,570	2,813	29	1,570	2,842	4,412	(793)	1997	Jun-11	40 years
Broadway	Houston, TX	(3,960)	1,720	5,472	95	1,720	5,567	7,287	(1,210)	2006	Jun-11	40 years
Clear Lake Camino South	Houston, TX	(8,052)	3,320	12,136	91	3,320	12,227	15,547	(1,895)	2004	Jun-11	40 years
Hearthstone Corners	Houston, TX	—	5,240	14,208	591	5,240	14,799	20,039	(2,969)	1998	Jun-11	40 years
Inwood Forest	Houston, TX	—	1,440	5,000	313	1,440	5,313	6,753	(1,311)	1997	Jun-11	40 years
Jester Village	Houston, TX	—	1,380	4,623	(43)	1,380	4,580	5,960	(599)	1988	Jun-11	40 years
Jones Plaza	Houston, TX	—	2,110	11,450	48	2,110	11,498	13,608	(2,020)	2000	Jun-11	40 years
Jones Square	Houston, TX	—	3,210	10,716	(25)	3,210	10,691	13,901	(2,448)	1999	Jun-11	40 years
Maplewood Mall	Houston, TX	(4,294)	1,790	5,535	163	1,790	5,698	7,488	(1,325)	2004	Jun-11	40 years
Merchants Park	Houston, TX	(20,133)	6,580	32,200	1,262	6,580	33,462	40,042	(3,982)	2009	Jun-11	40 years
Northgate	Houston, TX	(1,527)	740	1,707	(165)	740	1,542	2,282	(213)	1972	Jun-11	40 years
Northshore	Houston, TX	(16,254)	5,970	22,827	526	5,970	23,353	29,323	(3,462)	2001	Jun-11	40 years
Northtown Plaza	Houston, TX	(12,209)	4,990	18,209	543	4,990	18,752	23,742	(2,644)	1990	Jun-11	40 years
Northwood	Houston, TX	—	2,730	10,152	460	2,730	10,612	13,342	(1,905)	1972	Jun-11	40 years
Orange Grove	Houston, TX	—	3,670	15,758	191	3,670	15,949	19,619	(3,231)	2005	Jun-11	40 years
Pinemont Shopping Center	Houston, TX	—	1,680	4,652	—	1,680	4,652	6,332	(1,887)	1999	Jun-11	40 years
Royal Oaks Village	Houston, TX	(22,630)	4,620	29,536	308	4,620	29,844	34,464	(3,326)	2001	Jun-11	40 years
Sharpstown Plaza	Houston, TX	—	1,050	2,851	25	1,050	2,876	3,926	(451)	2005	Jun-11	40 years
Tanglewilde	Houston, TX	(4,752)	1,620	7,437	9	1,620	7,446	9,066	(1,304)	1998	Jun-11	40 years
Westheimer Commons	Houston, TX	—	5,160	12,866	3,193	5,160	16,059	21,219	(2,697)	2012	Jun-11	40 years
Crossing at Fry Road	Katy, TX	—	6,030	19,896	219	6,030	20,115	26,145	(3,202)	2005	Jun-11	40 years
Washington Square	Kaufman, TX	(1,452)	880	2,074	175	880	2,249	3,129	(570)	1978	Jun-11	40 years
Jefferson Park	Mount Pleasant, TX	(3,630)	870	5,323	355	870	5,678	6,548	(1,417)	2001	Jun-11	40 years
Winwood Town Center	Odessa, TX	(27,045)	2,850	28,257	341	2,850	28,598	31,448	(4,750)	2002	Jun-11	40 years
Crossroads Center	Pasadena, TX	(8,312)	4,660	11,153	61	4,660	11,214	15,874	(2,035)	1997	Jun-11	40 years
Spencer Square	Pasadena, TX	(12,095)	5,360	19,464	159	5,360	19,623	24,983	(3,090)	1998	Jun-11	40 years
Pearland Plaza	Pearland, TX	—	3,020	9,076	492	3,020	9,568	12,588	(2,034)	1995	Jun-11	40 years
Market Plaza	Plano, TX	(11,831)	6,380	20,529	272	6,380	20,801	27,181	(2,942)	2002	Jun-11	40 years
Preston Park	Plano, TX	(44,837)	7,503	78,593	28	7,503	78,621	86,124	(655)	1985	Oct-13	40 years
Northshore Plaza	Portland, TX	—	3,510	8,482	138	3,510	8,620	12,130	(1,858)	2000	Jun-11	40 years
Klein Square	Spring, TX	(5,248)	1,220	7,074	96	1,220	7,170	8,390	(1,041)	1999	Jun-11	40 years
Keegan's Meadow	Stafford, TX	—	3,300	9,947	576	3,300	10,523	13,823	(2,087)	1999	Jun-11	40 years
Texas City Bay	Texas City, TX	(9,780)	3,780	17,928	286	3,780	18,214	21,994	(3,831)	2005	Jun-11	40 years
Windvale	The Woodlands, TX	(7,002)	3,460	9,479	281	3,460	9,760	13,220	(1,100)	2002	Jun-11	40 years
The Centre at Navarro	Victoria, TX	(3,582)	1,490	7,013	(22)	1,490	6,991	8,481	(798)	2005	Jun-11	40 years
Spradlin Farm	Christiansburg, VA	(16,919)	3,860	22,870	416	3,860	23,286	27,146	(3,380)	2000	Jun-11	40 years
Culpeper Town Square	Culpeper, VA	(6,592)	3,200	9,235	647	3,200	9,882	13,082	(1,900)	1999	Jun-11	40 years
Hanover Square	Mechanicsville, VA		3,540	16,145	329	3,540	16,474	20,014	(2,123)	1991	Jun-11	40 years

Jefferson Green	Newport News, VA	—	1,430	7,754	269	1,430	8,023	9,453	(1,067)	1988	Jun-11	40 years
VA-KY Regional S.C.	Norton, VA	—	3,260	—	217	3,260	217	3,477	(28)	1996	Jun-11	40 years
Tuckernuck Square	Richmond, VA	—	2,400	10,241	336	2,400	10,577	12,977	(1,566)	1994	Jun-11	40 years
Cave Spring Corners	Roanoke, VA	(9,867)	3,060	11,284	124	3,060	11,408	14,468	(2,053)	2005	Jun-11	40 years
Hunting Hills	Roanoke, VA	—	1,150	7,661	749	1,150	8,410	9,560	(911)	2013	Jun-11	40 years
Valley Commons	Salem , VA	(2,205)	220	1,468	39	220	1,507	1,727	(381)	1988	Jun-11	40 years
Lake Drive Plaza	Vinton, VA	(7,940)	2,330	12,521	191	2,330	12,712	15,042	(2,040)	2008	Jun-11	40 years
Hilltop Plaza	Virginia Beach, VA	—	5,170	21,956	1,715	5,154	23,687	28,841	(2,746)	2010	Jun-11	40 years
Strawbridge	Virginia Beach, VA	—	1,570	4,384	—	1,570	4,384	5,954	(808)	1997	Jun-11	40 years
Ridgeview Centre	Wise, VA	(6,369)	2,080	9,190	652	2,080	9,842	11,922	(1,960)	2005	Jun-11	40 years
Rutland Plaza	Rutland, VT	(14,004)	2,130	20,924	402	2,130	21,326	23,456	(3,135)	1997	Jun-11	40 years
Fox River Plaza	Burlington, WI	—	1,020	4,272	216	1,020	4,488	5,508	(625)	1987	Jun-11	40 years
Packard Plaza	Cudahy, WI	—	1,150	4,822	(1,754)	1,150	3,068	4,218	(766)	1992	Jun-11	40 years
Fitchburg Ridge Shopping Ctr	Fitchburg, WI	—	1,440	3,731	85	1,440	3,816	5,256	(769)	2003	Jun-11	40 years
Spring Mall	Greenfield, WI	(11,880)	2,540	16,383	18	2,540	16,401	18,941	(2,733)	2003	Jun-11	40 years
Mequon Pavilions	Mequon, WI	(23,860)	7,520	29,714	966	7,520	30,680	38,200	(3,558)	2004	Jun-11	40 years
Moorland Square Shopping Ctr	New Berlin, WI	—	2,080	9,256	386	2,080	9,642	11,722	(1,579)	1990	Jun-11	40 years
Paradise Pavilion	West Bend, WI	(12,827)	1,510	15,704	128	1,510	15,832	17,342	(2,935)	2000	Jun-11	40 years
Moundsville Plaza	Moundsville, WV	—	1,650	10,245	259	1,650	10,504	12,154	(2,321)	2004	Jun-11	40 years
Grand Central Plaza	Parkersburg, WV	(5,329)	670	5,704	51	670	5,755	6,425	(954)	1986	Jun-11	40 years
Other	Various	—	11,830	—	8,581	16,015	4,394	20,409	(626)
		(3,969,916)	2,048,157	8,493,147	296,426	2,055,802	8,781,926	10,837,728	(1,190,170)

Note 1: Year of most recent redevelopment, anchor tenant repositioning or year built if no redevelopment has occurred.

The aggregate cost for Federal income tax purposes was approximately $11.6 billion at December 31, 2013.

	Successor			Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	Period from June 28, through December 31, 2011	Period from January 1, through June 27, 2011
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of period	$9,894,426	$9,792,453	$9,745,812	$11,745,631
Acquisitions and improvements	1,113,069	183,179	56,881	54,892
Real estate held for sale	(6,364)	(32,214)	(2,020)	—
Impairment of real estate	(46,653)	(6,689)	—	—
Cost of property sold	(65,976)	(28,397)	(105)	(70,767)
Write-off of assets no longer in service	(50,774)	(13,906)	(8,115)	(34,035)
Balance at end of period	$10,837,728	$9,894,426	$9,792,453	$11,695,721

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of period	$796,296	$295,550	$—	$1,872,535
Depreciation expense	443,880	510,488	297,529	165,835
Property sold	(10,916)	(4,426)	—	(6,311)
Write-off of assets no longer in service	(39,090)	(5,316)	(1,979)	(23,699)
Balance at end of period	1,190,170	796,296	295,550	2,008,360