Form 10-Q
period 2014-03-31
Brixmor Property Group Inc.
filed 2014-05-07
CIK 1581068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 1, 2014, the registrant had 229,689,960 shares of common stock outstanding.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2013, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, including the following:

•	adverse global, national and regional economic, market and real estate conditions;

•	the competitive environment in which we operate and the ability to renew or re-let space as leases expire;

•	financial stability of tenants, including the ability of tenants to pay rent, tenants’ decision to close stores or maintain and renew leases and the effect of bankruptcy laws;

•	the illiquidity of real estate property investments;

•	increasing or constant expenses at times when income from our properties decreases;

•	adverse effects of required payments of debt or related interest;

•	our significant leverage;

•	inability to obtain financing through the debt and equity markets;

•	interest rate risk due to our variable rate indebtedness;

•	loss of our investment in a property or group of properties through foreclosure due to default in our mortgage debt obligations;

•	covenants in our debt agreements limiting our flexibility in operating our business;

•	inability to realize expected returns on current and future redevelopment or real estate property acquisitions;

•	inadequate insurance coverage;

•	environmental regulations, expenditures and liabilities;

•	expenditures in connection with compliance with the Americans with Disabilities Act and fire, safety and other regulations;

•	future losses;

•	impairment of the value of our real estate assets;

•	cybersecurity risks;

•	failure to attract and retain key members of senior management;

•	competition in pursuing acquisition opportunities;

•	Blackstone's (as defined in Note 1) control of us;

•	consequences of a loss of our qualification as a real estate investment trust ("REIT");

•	incurrence of tax liabilities in connection with our REIT status;

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)

	March 31, 2014	December 31, 2013
Assets
Real estate
Land	$1,998,902	$2,055,802
Buildings and improvements	8,674,870	8,781,926
	10,673,772	10,837,728
Accumulated depreciation and amortization	(1,260,355)	(1,190,170)
Real estate, net	9,413,417	9,647,558

Investments in and advances to unconsolidated joint ventures	5,087	9,205
Cash and cash equivalents	55,696	113,915
Restricted cash	65,417	75,457
Marketable securities	25,414	22,104
Receivables, net	167,780	178,505
Deferred charges and prepaid expenses, net	104,393	105,522
Other assets	13,605	19,650
Total assets	$9,850,809	$10,171,916

Liabilities
Debt obligations, net	$5,975,891	$5,981,289
Financing liabilities, net	121,470	175,111
Accounts payable, accrued expenses and other liabilities	660,826	709,529
Total liabilities	6,758,187	6,865,929

Redeemable non-controlling interests	21,467	21,467

Commitments and contingencies	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 229,689,960 shares outstanding	2,297	2,297
Additional paid in capital	2,551,947	2,543,690
Accumulated other comprehensive loss	(6,608)	(6,812)
Distributions and accumulated losses	(227,323)	(196,707)
Total stockholders' equity	2,320,313	2,342,468
Non-controlling interests	750,842	942,052
Total equity	3,071,155	3,284,520
Total liabilities and equity	$9,850,809	$10,171,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2014	2013
Revenues
Rental income	$237,260	$214,558
Expense reimbursements	68,623	59,603
Other revenues	1,813	3,157
Total revenues	307,696	277,318

Operating expenses
Operating costs	34,888	29,846
Real estate taxes	44,446	41,700
Depreciation and amortization	113,268	111,777
Provision for doubtful accounts	2,877	2,324
General and administrative	19,658	23,068
Total operating expenses	215,137	208,715

Other income (expense)
Dividends and interest	108	181
Interest expense	(67,966)	(91,871)
Gain on sale of real estate assets	378	—
Gain (loss) on extinguishment of debt, net	(2,276)	2,150
Other	(2,161)	(960)
Total other income (expense)	(71,917)	(90,500)

Income (loss) before equity in income of unconsolidated joint ventures	20,642	(21,897)
Equity in income of unconsolidated joint ventures	65	247
Gain on disposal of investments in unconsolidated joint ventures	1,820	—
Income (loss) from continuing operations	22,527	(21,650)

Discontinued operations:
Income (loss) from discontinued operations	4,787	(763)
Gain on disposition of operating properties	14,426	—
Impairment on real estate held for sale	—	(3,033)
Income (loss) from discontinued operations	19,213	(3,796)

Net income (loss)	41,740	(25,446)

Non-controlling interests
Net (income) loss attributable to non-controlling interests	(26,339)	5,947

Net income (loss) attributable to common stockholders	$15,401	$(19,499)
Per common share:
Income (loss) from continuing operations:
Basic	$0.07	$(0.09)
Diluted	$0.07	$(0.09)
Net income (loss) attributable to common stockholders:
Basic	$0.07	$(0.11)
Diluted	$0.07	$(0.11)
Weighted average number of vested common shares:
Basic	228,113	180,675
Diluted	229,365	180,675
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$41,740	$(25,446)
Other comprehensive income (loss)
Unrealized gain on interest rate hedges	198	—
Unrealized gain on marketable securities	6	39
Comprehensive income (loss)	41,944	(25,407)
Comprehensive (income) loss attributable to non-controlling interests	(26,339)	5,947
Comprehensive income (loss) attributable to the Company	$15,605	$(19,460)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions and Accumulated Losses	Non-controlling Interests	Total
Beginning balance, January 1, 2014	229,689	$2,297	$2,543,690	$(6,812)	$(196,707)	$942,052	$3,284,520
Common stock dividends ($0.20 per common share)	—	—	—	—	(46,017)	—	(46,017)
Distributions to non-controlling interests	—	—	—	—	—	(14,908)	(14,908)
Redemption of Series A	—	—	6,222	—	—	(201,400)	(195,178)
Equity based compensation expense	—	—	1,598	—	—	519	2,117
Acquisition of non-controlling interests	—	—	437	—	—	(1,437)	(1,000)
Change in value of credit swap liability	—	—	—	198	—	—	198
Unrealized gain on marketable securities	—	—	—	6	—	—	6
Net income	—	—	—	—	15,401	26,016	41,417
Ending balance, March 31, 2014	229,689	$2,297	$2,551,947	$(6,608)	$(227,323)	$750,842	$3,071,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$41,740	$(25,446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113,699	115,637
Debt premium and discount amortization	(5,467)	(5,733)
Deferred financing cost amortization	2,522	2,957
Above and below market lease intangible amortization	(11,580)	(12,277)
Provisions of impairment	—	3,033
Gain on disposition of operating properties and investments in unconsolidated joint ventures	(16,624)	—
Equity based compensation	2,117	1,605
Other	(53)	(247)
Gain on extinguishment of debt, net	(3,831)	(2,150)
Changes in operating assets and liabilities:
Restricted cash	8,055	(5,613)
Receivables	9,327	(13,905)
Deferred charges and prepaid expenses	(4,598)	(4,528)
Other assets	69	40
Accounts payable, accrued expenses and other liabilities	(48,800)	(19,746)
Net cash provided by operating activities	86,576	33,627

Investing activities:
Improvements to and investments in real estate assets	(40,475)	(35,278)
Proceeds from sales of real estate assets	2,778	10,903
Distributions from unconsolidated joint ventures	132	109
Change in restricted cash attributable to investing activities	1,096	1,827
Purchase of marketable securities	(8,156)	(411)
Proceeds from sale of marketable securities	4,851	—
Net cash used in investing activities	(39,774)	(22,850)

Financing activities:
Repayment of debt obligations and financing liabilities	(698,011)	(50,203)
Proceeds from debt obligations	—	57,000
Repayment of borrowings under unsecured revolving credit facility	(637,047)	—
Proceeds from borrowings under unsecured credit facility	689,874	—
Proceeds from unsecured term loan	600,000	—
Deferred financing costs	(2,953)	(1,426)
Distributions to stockholders	(29,170)	(9,456)
Distributions to non-controlling interests and other	(27,714)	(3,398)
Net cash used in financing activities	(105,021)	(7,483)

Change in cash and cash equivalents	(58,219)	3,294
Cash and cash equivalents at beginning of period	113,915	103,098
Cash and cash equivalents at end of period	$55,696	$106,392

Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	$178,969	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited, in thousands, unless otherwise stated)

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

Initial Public Offering and IPO Property Transfers
On November 4, 2013, the Company completed an initial public offering (“IPO”) in which it sold approximately 47.4 million shares of its common stock, at an IPO price of $20.00 per share. The Company received net proceeds from the sale of shares in the IPO of approximately $893.9 million after deducting $54.9 million in underwriting discounts, expenses and transaction costs. Of the total proceeds received, $824.7 million was used to pay down amounts outstanding under the Company's Unsecured Credit Facility (see Note 5 for additional information).

In connection with the IPO, the Company acquired interests in 43 properties (the “Acquired Properties”) from certain investment funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) in exchange for 15,877,791 common units of partnership interest (the “OP Units”) in Brixmor Operating Partnership LP (the “Operating Partnership”) having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties, the Company repaid $66.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties with a portion of the net proceeds of the IPO. During the three months ended March 31, 2014 the Company repaid the remaining $7.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties.

Also in connection with the IPO the Company created a separate series of interest in the Operating Partnership ("Series A") that allocated to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the “pre-IPO owners”) all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its portfolio (the “Non-Core Properties”).  During 2013, the Company disposed of 11 of the Non-Core Properties. During the three months ended March 31, 2014, the Operating Partnership caused its ownership interests in all but one of the remaining 36 Non-Core Properties to be transferred to the pre-IPO owners. The 35 Non-Core Properties distributed to the pre-IPO owners had a carrying value of $179.0 million and a fair value of $195.2 million resulting in a gain of $16.2 million. The one remaining Non-Core Property was transferred to the lender in satisfaction of the property's mortgage balance and, following such transfer, on March 28, 2014, the Series A was terminated. The operating results of the 44 wholly-owned Non-Core Properties, including the gain on disposition, are included in Discontinued operations on the unaudited Condensed Consolidated Statements of Operations. The operating results of the remaining three Non-Core Properties, in which the Company owned a 20% interest, are included in Equity in income of unconsolidated joint ventures within continuing operations, through their distribution date, on the unaudited Condensed Consolidated Statements of Operations.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2014 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Form 10-K for the year ended December 31, 2013 filed with the SEC on March 12, 2014.

Certain prior period balances in the accompanying unaudited Condensed Consolidated Statements of Operations have been reclassified to conform to the current period presentation including for the results of discontinued operations.

Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Brixmor Property Group Inc., its wholly owned subsidiaries and all other entities in which it has a controlling financial interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interests as of and during the periods presented. All intercompany transactions have been eliminated.

Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2014 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2014 through the date the financial statements were issued.

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

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU 2014-08 is expected to eliminate discontinued operations reporting for disposals that are routine in nature and do not change the Company’s strategy.

It has been determined that any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2.    Discontinued Operations and Assets Held for Sale
The Company reports as discontinued operations real estate assets that are held for sale as of the end of the current period and real estate assets that were disposed of during the period. The operating results of the real estate properties are included in a separate component of income on the unaudited Condensed Consolidated Statements of Operations under Discontinued operations. This has resulted in certain reclassifications for the three months ended March 31, 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Discontinued operations:
Revenues	$267	$10,115
Operating expenses	(1,293)	(8,629)
Other income (expense), net	5,813	(2,249)
Income (loss) from discontinued operating properties	4,787	(763)
Gain on disposition of operating properties	14,426	—
Impairment on real estate held for sale	—	(3,033)
Income (loss) from discontinued operations	19,213	(3,796)
Net (income) loss attributable to non-controlling interests	(19,199)	924
Net income (loss) attributable to common stockholders	$14	$(2,872)

Discontinued operations includes the results of 51 shopping centers, including the 44 wholly-owned Non-Core Properties, disposed of during the year ended December 31, 2013 and the three months ended March 31, 2014.

As of March 31, 2014, the Company did not have any properties classified as held for sale. As of December 31, 2013, the Company had one property classified as held for sale and is presented in Other assets within the unaudited Condensed Consolidated Balance Sheets. The property had a carrying value of approximately $5.5 million as of December 31, 2013.

During the three months ended March 31, 2014, one of the Non-Core Properties was transferred to the lender in satisfaction of the property's mortgage balance resulting in a $6.1 million gain on extinguishment of debt which is included in Other income (expense), net.

During the three months ended March 31, 2013, the Company disposed of two shopping centers for aggregate proceeds of $10.9 million. In connection with these dispositions, the Company recognized provisions for impairment of $3.0 million. For purposes of measuring this provision, fair value was determined based upon contracts with buyers and then adjusted to reflect associated disposition costs.

3.    Real Estate
The Company's components of Real estate, net consisted of the following:

	March 31, 2014	December 31, 2013
Land	$1,998,902	$2,055,802
Buildings and improvements:
Building	7,327,482	7,436,072
Building and tenant improvements	407,813	373,907
Other rental property (1)	939,575	971,947
	10,673,772	10,837,728
Accumulated depreciation and amortization	(1,260,355)	(1,190,170)
Total	$9,413,417	$9,647,558

(1)
At March 31, 2014 and December 31, 2013, Other rental property consisted of intangible assets including: (i) $853.4 million and $881.9 million, respectively, of in-place lease value, (ii) $86.2 million and $90.0 million, respectively, of above-market leases, and (iii) $476.1 million and $462.5 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at March 31, 2014 and December 31, 2013, the Company had intangible liabilities relating to below-market leases of $534.7 million and $541.8 million, respectively, and accumulated amortization of $164.9 million and $153.6 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company's unaudited Condensed Consolidated Balance Sheets, are amortized over the term of each related lease including any renewal periods with fixed rentals that are considered to be below market.

Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the three months ended March 31, 2014 and 2013 was $21.7 million and $25.5 million, respectively. The estimated net amortization expense associated with the Company's intangible assets and liabilities for the next five years is as follows:

Year ending December 31,	Estimated net amortization expense
2014 (remaining nine months)	$51,792
2015	46,370
2016	22,207
2017	9,811
2018	3,642

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

During the three months ended March 31, 2014 and 2013, the Company did not recognize any provisions for impairment, excluding provisions for impairment included in Discontinued operations.

4.    Financial Instruments - Derivatives and Hedging
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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three months ended March 31, 2014, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2013, the Company entered into five forward starting interest rate swap agreements with a notional amount of $1,500.0 million to hedge the variable cash flows associated with third party debt.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2014 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of March 31, 2014 and December 31, 2013, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2014	December 31, 2013
Gross derivative assets	$—	$—
Gross derivative liabilities	(6,597)	(6,795)
Net derivative liability	$(6,597)	$(6,795)

All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended March 31, 2014
Amount of loss recognized in OCI on derivative	$(2,265)
Amount of loss reclassified from accumulated OCI into interest expense	$(2,464)

The Company estimates that approximately $9.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2014 and the year ended December 31, 2013.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. The Company’s only non-designated interest rate derivatives held as of March 31, 2014 and December 31, 2013 were interest rate caps. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2014 and December 31, 2013, the fair value of these interest rate caps was nominal, and, during the three months ended March 31, 2014, and 2013, no payments were received from the respective counterparties.

A detail of the Company’s non-designated interest rate derivatives outstanding as of March 31, 2014 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Caps	10	$1,118,000

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $6.7 million.

5.    Debt Obligations
As of March 31, 2014 and December 31, 2013, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2014	December 31, 2013	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$3,276,426	$3,444,578	4.90% - 8.18%	2014 – 2021
Variable rate mortgage and secured loans(3)	57,000	483,604	Variable(3)	2015 – 2017
Total mortgage and secured loans	3,333,426	3,928,182
Net unamortized premium	87,556	93,077
Total mortgage and secured loans, net	$3,420,982	$4,021,259

Notes payables
Unsecured notes(4)(5)	$293,667	$353,617	3.75% - 7.97%	2015 - 2029
Net unamortized discount	(11,763)	(13,766)
Total notes payable, net	$281,904	$339,851

Unsecured Credit Facility(6)	$1,673,005	$1,620,179	1.69%	2017 – 2018

Unsecured Term Loan	600,000	—	1.64%	2019

Total debt obligations, net	$5,975,891	$5,981,289

(1)
The Company's mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of March 31, 2014 of approximately $4.2 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.95% as of March 31, 2014.

(3)
The weighted average interest rate on the Company’s variable rate mortgage was 3.75% as of March 31, 2014. The Company incurs interest on a $57.0 million mortgage using the 30-day LIBOR rate (which was 0.15% as of March 31, 2014 subject to a rate floor requirement of 25 basis points), plus an interest spread of 350 basis points.

(4)	The weighted average interest rate on the Company’s unsecured notes was 5.75% as of March 31, 2014.

(5)
The Company had a one-time put repurchase right to certain unsecured notes that required the Company to offer to repurchase the notes if tendered by holders (but did not require the holders to tender) for an amount equal to the principal amount plus accrued and unpaid interest on January 15, 2014. In January 2014 $57.7 million was tendered to, and repurchased by the Company. The Company also repaid an additional $2.2 million of the notes in separate transactions during the three months ended March 31, 2014.

(6)
The Unsecured Credit Facility consists of a $1.25 billion revolving credit facility and a $1.5 billion term loan facility. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on the $1.5 billion term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 150 basis points.

2014 Debt Transactions
During the three months ended March 31, 2014, the Operating Partnership entered into an unsecured $600.0 million term loan (the “Term Loan”) which matures on March 18, 2019. The obligations under the Term Loan are guaranteed by both BPG Subsidiary Inc. ("BPG Sub") and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the "Parent Guarantors"). The Term Loan bears interest, at the Operating Partnership’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus half of 1%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate for the interest period relevant to a particular borrowing. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. Proceeds from borrowings under the Term Loan were used to repay outstanding borrowings on the Company’s Unsecured Credit Facility.

In addition, during the three months ended March 31, 2014, the Company repaid $569.6 million of mortgages and secured loans and repaid $60.0 million of unsecured notes resulting in a $2.3 million net loss on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

Pursuant to the terms of the Term Loan and Unsecured Credit Facility, the Company among other things, is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of March 31, 2014 and December 31, 2013, the Company had accrued interest of $26.6 million and $32.2 million outstanding, respectively. As of March 31, 2014, scheduled maturities of the Company's outstanding debt obligations were as follows:

Year ending December 31,
2014 (remaining nine months)	$72,169
2015	728,909
2016	1,318,644
2017	524,595
2018	1,521,557
Thereafter	1,734,224
Total debt maturities	5,900,098
Net unamortized premiums on mortgages	87,556
Net unamortized discount on notes	(11,763)
Total debt obligations	$5,975,891

6.     Financing Liabilities
As of March 31, 2014 and December 31, 2013, the Company had the following financing liabilities outstanding:

	Carrying Value as of
	March 31, 2014	December 31, 2013	Stated Interest Rates	Scheduled Maturity Date
Financing Liabilities
Inland preferred interest (1)	$121,470	$130,966	11.00%	2015
Capital leases (2)	—	41,723	N/A	N/A
Total financing liabilities	121,470	172,689
Net unamortized premium	—	2,422
Total financing liabilities, net	$121,470	$175,111

(1)
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

(2)	During the three months ended March 31, 2014, the Company exercised its option to purchase the underlying assets subject to the capital leases.

7.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management's judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2014		December 31, 2013
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$3,420,982	$3,333,428	$4,021,259	$4,179,640
Notes payable	281,904	293,667	339,851	371,393
Unsecured credit facility and term loan	2,273,005	2,273,005	1,620,179	1,620,179
Total debt obligations	$5,975,891	$5,900,100	$5,981,289	$6,171,212

Financing liabilities	$121,470	$121,470	$175,111	$175,111

The valuation methodology used to estimate the fair value of the Company's fixed and variable-rate indebtedness and financing liabilities is based on discounted cash flows, with assumptions that include credit spreads, loan amounts and debt maturities. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy is included in GAAP that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs that are classified within Level 3 of the hierarchy).

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

At March 31, 2014 and December 31, 2013, the fair values of the Company’s marketable securities, valued based on quoted market prices, were classified within Level 1 of the fair value hierarchy. Conversely, at March 31, 2014 and December 31, 2013, the fair values of the Company’s mortgage and secured loans, notes payable, financing liabilities and interest rate caps, valued based on discounted cash flow or other similar methodologies were classified within Level 3 of the fair value hierarchy.

8. Redeemable Non-controlling Interests
The redeemable non-controlling interests presented in these unaudited Condensed Consolidated Financial Statements relate to portions of a consolidated subsidiary held by non-controlling interest holders in a partnership that was formed to own certain real estate properties which were contributed to it in exchange for cash, the assumption of mortgage indebtedness and limited partnership units.

The changes in redeemable non-controlling interests are as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013

Balance at beginning of period	$21,467	$21,467
Distributions to redeemable non-controlling interests	(322)	(1,288)
Preferred return	322	1,288
Balance at end of period	$21,467	$21,467

9. Non-controlling Interests
The non-controlling interests presented in these unaudited Condensed Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

Blackstone Retail Transaction II Holdco L.P. (“Holdco II”), an affiliate of Blackstone Real Estate Partners VI, L.P. owns 20.05% of BPG Sub. Holdco II may, from and after the first anniversary of the IPO, exchange their BPG Sub shares for shares of the Company’s common stock on a one-for-one basis subject to customary rate adjustments for splits, share dividends and reclassifications, or, at the Company’s election, for cash.

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

Also in connection with the IPO, the Company created the Series A that allocates to certain funds affiliated with the pre-IPO owners all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its Non-Core Properties.  During 2013, the Company disposed of 11 of the Non-Core Properties. As of December 31, 2013, the Company owned a 100% interest in 33 of the Non-Core Properties and a 20% interest in three of the Non-Core Properties.  During the three months ended March 31, 2014, the Operating Partnership caused all but one of the Non-Core Properties to be transferred to the pre-IPO owners. The remaining None-Core Property was transferred to the lender in satisfaction of the property's mortgage balance, and, following such transfer, on March 28, 2014, the Series A was terminated.

10. Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provide them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by two of the Company’s current equity holders, BRE Retail Holdco L.P. and Holdco II (the “Partnerships”), in the form of Class B Units in each of the Partnerships. The awards were granted with service, performance and market conditions. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the "RSAs"). The RSAs are subject to the same vesting terms as those applicable to the exchanged Class B Units.

In connection with the IPO the Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15,000,000 shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and restricted stock units, OP Units in the Operating Partnership, performance awards and other stock-based awards.

During the three months ended March 31, 2014, the Company granted restricted stock units (“RSUs”) in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into three tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.6 million with service periods ranging from one to five years.

The Company recognized $2.1 million and $1.6 million of equity based compensation expense for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had $27.2 million of total unrecognized compensation cost related to unvested stock compensation including $5.8 million associated with a portion of the RSAs subject to performance and market conditions which vest on the date, if any, that the Company's pre-IPO Owners receive cash proceeds resulting in a 15% internal rate of return on their investment in the Company, subject to continued employment on such date. The remaining $21.4 million of unrecognized compensation cost related to unvested stock compensation is expected to be recognized over a weighted average period of approximately 2.3 years.

11.     Earnings per Share
Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company's common stockholders, including participating securities, by the weighted average number of common shares outstanding for the period. Certain restricted shares issued pursuant to the Company's share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends. Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common stockholders.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Computation of Basic Earnings Per Share:
Income (loss) from continuing operations	$22,527	$(21,650)
(Income) loss attributable to noncontrolling interests	(7,140)	5,023
Dividends on unvested restricted shares	(416)	—
Income (loss) from continuing operations attributable to common stockholders	14,971	(16,627)
Income (loss) from discontinued operations, net of noncontrolling interests	14	(2,872)
Net income (loss) attributable to the Company's common stockholders for basic earnings per share	$14,985	$(19,499)

Weighted average number of vested common shares outstanding - basic	228,113	180,675

Basic Earnings Per Share Attributable to the Company's Common Stockholders:
Income (loss) from continuing operations	$0.07	$(0.09)
Income (loss) from discontinued operations	—	(0.02)
Net income (loss)	$0.07	$(0.11)

Computation of Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to common stockholders	$14,971	$(16,627)
Income (loss) from discontinued operations, net of nonconvertible noncontrolling interests	14	—
Net income (loss) attributable to the Company's common stockholders for diluted earnings per share	$14,985	$(16,627)

Weighted average common shares outstanding - basic	228,113	180,675
Effect of dilutive securities:
Equity awards	1,252	—
Weighted average common shares outstanding - diluted	229,365	180,675

Diluted Earnings Per Share Attributable to the Company's Common Stockholders:
Income (loss) from continuing operations	$0.07	$(0.09)
Income (loss) from discontinued operations	—	(0.02)
Net income (loss)	$0.07	$(0.11)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The effect of the assumed conversion of convertible OP

Units and BPG Sub shares had an anti-dilutive effect upon the calculation of income from continuing operations per share for the three months ended March 31, 2014 and 2013. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share. For the three months ended March 31, 2014, the weighted average number of vested OP Units and BPG Sub shares outstanding was 15.9 million shares and 58.2 million shares, respectively.

12.    Commitments and Contingencies
Leasing commitments
The Company periodically enters into leases in connection with ground leases for neighborhood and community shopping centers which it operates and office leases for administrative space. During the three months ended March 31, 2014 and 2013, the Company recognized rent expense associated with these leases of $2.4 million and $2.3 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows: 2014, $6.0 million; 2015, $8.0 million; 2016, $7.6 million; 2017, $7.6 million; 2018, $7.2 million and thereafter, $94.5 million.

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

13.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into customary agreements with its affiliates and unconsolidated joint ventures in relation to the leasing and management of its and/or its related parties' real estate assets.

As of March 31, 2014 and December 31, 2013, receivables from related parties were $4.6 million and $6.1 million, respectively, which are included in Receivables, net in the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, there were no material payables to related parties.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto. Historical results and percentage relationships set forth in the unaudited Condensed Consolidated Statements of Operations and contained in the unaudited Condensed Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

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

Our primary objective is to maximize total returns to our stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large, high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful NOI growth from this portfolio. We expect that the major drivers of this growth will be a combination of occupancy increases across both our anchor and small shop space, positive rent spreads from below-market in-place rents and significant near-term lease rollover, annual contractual rent increases across the portfolio and the realization of embedded anchor space repositioning / redevelopment opportunities.

The following set of core competencies is expected to position us to execute on our growth strategies:

•
Anchor Space Repositioning / Redevelopment Expertise - We have been a top redeveloper over the past decade, according to Chain Store Age magazine, having completed anchor space repositioning / redevelopment projects totaling approximately $1 billion since January 1, 2003.

•
Expansive Retailer Relationships - Given the scale of our asset base and our nationwide footprint, we believe that we have a competitive advantage in supporting the growth plans of the nation’s largest retailers. We are the largest landlord by gross leasable area ("GLA") to Kroger and TJX Companies, as well as a key landlord to all major grocers and most major retail category leaders. Our strong relationships with leading retailers affords us insight into their strategies and priority access to their expansion plans, enabling us to efficiently provide these retailers with space in multiple locations.

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. "Risk Factors" in our Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 12, 2014.

Portfolio and Financial Highlights
The information below presents historical property and financial information as of and for the periods presented.

•
As of March 31, 2014, we owned interests in 522 shopping centers (the "Total Portfolio"), including 521 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•
Billed occupancy for the Total Portfolio was 90.5% and 89.6% as of March 31, 2014 and 2013, respectively. Leased occupancy for the Total Portfolio was 92.3% and 91.2% at March 31, 2014 and 2013, respectively.

•
During the three months ended March 31, 2014, we executed 525 leases in our Total Portfolio totaling 2.9 million square feet of GLA, including 202 new leases totaling 0.7 million square feet of GLA and 323 renewals totaling 2.2 million sq. ft. of GLA. The average annualized base rent ("ABR") under the new leases increased 21.0% from the prior tenant’s ABR and increased 11.3% for both new and renewal leases on comparable space from the prior tenant’s ABR. The average ABR per leased square foot of these new leases in our Total Portfolio is $15.18 and the average ABR per leased square foot of these new and renewal leases in our Total Portfolio is $12.96. The cost per square foot for tenant improvements and leasing commissions for new leases was $21.05 and $2.83, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $1.14 and $0.04, respectively.

•
During the three months ended March 31, 2013, we executed 486 leases in our Total Portfolio totaling 2.6 million square feet of GLA, including 137 new leases totaling 0.7 million square feet of GLA and 349 renewals totaling 1.9 million sq. ft. of GLA. The average ABR under the new leases increased 19.2% from the prior tenant’s ABR and increased 7.6% for both new and renewal leases on comparable space from the prior tenant’s ABR. The average ABR per leased square foot of these new leases in our Total Portfolio is $12.10 and the average ABR per leased square foot of these new and renewal leases in our Total Portfolio is $13.08. The cost per square foot for tenant improvements and leasing commissions for new leases was $11.33 and $2.08, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.40 and $0.04, respectively.

•	Net income (loss) attributable to the Company was $15.4 million and $(19.5) million for the three months ended March 31, 2014 and 2013, respectively.

•	Net cash provided by operating activities was $86.6 million and $33.6 million for the three months ended March 31, 2014 and 2013, respectively.

•
Funds from Operations ("FFO"), increased $40.2 million, or 43.5%, from $92.5 million for the three months ended March 31, 2013 to $132.7 million for the three months ended March 31, 2014. Additional information regarding FFO, a non-GAAP financial measure, including a reconciliation of net income (loss) to FFO, is included under - "Funds From Operations."

•
Same property net operating income, as described below, (“Same Property NOI”) in our Total Portfolio increased by $7.2 million or 3.8%, from $188.4 million for the three months ended March 31, 2013 to $195.6 million for the three months ended March 31, 2014. Additional information regarding Same Property NOI, a non-GAAP measure, including a reconciliation of net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI, is included under "Same Property Net Operating Income."

Acquisition Activity

•
In connection with the IPO in 2013 the Company acquired interests in the 43 properties (the "Acquired Properties") from Blackstone in exchange for 15,877,791 common units of partnership interest ("OP Units") in Brixmor Operating Partnership LP, the Company's operating partnership (the "Operating Partnership") having a value equivalent to the value of the Acquired Properties. See Note 1 - Nature of Business and Financial Statement Presentation in the unaudited Notes to the Condensed Consolidated Financial Statements located elsewhere in this report.

•	There were no acquisitions during the three months ended March 31, 2014 and 2013.

Disposition Activity

•
In connection with the IPO, the Company created a separate series of interest in the Operating Partnership that allocated to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the "pre-IPO owners") all of the economic consequences of ownership of the Operating Partnership's interest in certain properties that the Operating Partnership had historically held in its portfolio (the "Non-Core Properties"). See Note 1 - Nature of Business and Financial Statement Presentation in the unaudited Notes to the Condensed Consolidated Financial Statements located elsewhere in this report. During the three months ended March 31, 2014, we transferred our ownership interests in 35 Non Core-Properties to the pre-IPO owners. The 35 Non-Core Properties distributed to the pre-IPO owners had a carrying value of $179.0 million and a fair value of $195.2 million resulting in a gain of $16.2 million. The remaining Non-Core Property was transferred to the lender in satisfaction of the property's mortgage balance. In addition, we sold a building in one of our shopping centers for net proceeds of $2.8 million.

•	During the three months ended March 31, 2013, we disposed of two shopping centers for aggregate proceeds of $10.9 million.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
Revenues (in thousands)

	Three months ended March 31,
	2014	2013	$ Change
Revenues
Rental income	$237,260	$214,558	$22,702
Expense reimbursements	68,623	59,603	9,020
Other revenues	1,813	3,157	(1,344)
Total revenues	$307,696	$277,318	$30,378

Rental income
The increase in rental income for the three months ended March 31, 2014 of $22.7 million, as compared to the corresponding period in 2013, was primarily due to a $21.1 million increase in ABR driven by (i) an increase in billed occupancy from 89.6% as of March 31, 2013 to 90.5% as of March 31, 2014, (ii) an increase in leasing spreads of 11.3% for both new and renewal leases, and (iii) $14.0 million of ABR from the Acquired Properties.

Expense reimbursements
The increase in expense reimbursements for the three months ended March 31, 2014, of $9.0 million, as compared to the corresponding period in 2013, was primarily due to an increase in reimbursable expenses related to the Acquired Properties and an increase in the recovery percentage which increased to 86.5% for 2014, as compared to 83.3% for the same period in 2013. The increased percentage of recoveries from tenants is primarily attributable to increased occupancy of our portfolio coupled with reconciliation income due to year end billings.

Other revenues
The decrease in other revenues for the three months ended March 31, 2014, of $1.3 million as compared to the corresponding period in 2013, was primarily due to a decrease in fee revenues resulting from the acquisition of the Acquired Properties at the time of IPO which were managed by the Company prior to the IPO.

Operating Expenses (in thousands)

	Three months ended March 31,
	2014	2013	$ Change
Operating expenses:
Operating costs	$34,888	$29,846	$5,042
Real estate taxes	44,446	41,700	2,746
Depreciation and amortization	113,268	111,777	1,491
Provision for doubtful accounts	2,877	2,324	553
General and administrative	19,658	23,068	(3,410)
Total operating expenses	$215,137	$208,715	$6,422

Operating costs
The increase in operating costs for the three months ended March 31, 2014 of $5.0 million, as compared to the corresponding period in 2013, was due to $2.4 million of operating costs for the Acquired Properties, increased weather related expenses including snow removal costs, utility costs, roof and parking lot repairs and maintenance expenses.

Real estate taxes
The increase in real estate taxes for the three months ended March 31, 2014 of $2.7 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of the Acquired Properties and the purchase of 100% ownership in a previously unconsolidated joint venture.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended March 31, 2014 of $1.5 million, as compared to the corresponding period in 2013, was primarily due to $11.2 million of depreciation and amortization recorded in connection with the Acquired Properties, partially offset by a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The increase in the provision for doubtful accounts for the three months ended March 31, 2014 of $0.5 million, as compared to the corresponding period in 2013, was primarily due to the Acquired Properties as well as an increase in billed receivables for properties owned for the entirety of both periods.

General and administrative
The decrease in general and administrative costs for the three months ended March 31, 2014 of $3.4 million, as compared to the corresponding period in 2013, was primarily due to a decrease in personnel related expenses associated with the realignment of certain corporate functions in 2013.

Other Income and Expenses (in thousands)

	Three months ended March 31,
	2014	2013	$ Change
Other income (expense)
Dividends and interest	$108	$181	$(73)
Interest expense	(67,966)	(91,871)	23,905
Gain on sales of real estate assets	378	—	378
Gain (loss) on extinguishment of debt, net	(2,276)	2,150	(4,426)
Other	(2,161)	(960)	(1,201)
Total other income (expense)	$(71,917)	$(90,500)	$18,583

Dividends and interest
Dividends and interest remained approximately the same for the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Interest expense
The decrease in interest expense for the three months ended March 31, 2014 of $23.9 million, as compared to the corresponding period in 2013, was primarily due to the repayment of $3.3 billion of secured mortgage loans and unsecured notes during 2013 and the three months ended March 2014, with a weighted-average interest rate of 5.45% which decreased interest expense by approximately $37.3 million, partially offset by an increase of $13.4 million on our Unsecured Credit Facility and Term Loan. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility and Term Loan which had a weighted average interest rate of 2.1% as of March 31, 2014 as well as from proceeds of our initial public offering.

Gain on sales of real estate assets
During the three months ended March 31, 2014, we disposed of one building for net proceeds of $2.8 million resulting in a gain of $0.4 million. There were no gains on the sale of real estate assets during the three months ended March 31, 2013.

Gain (loss) on extinguishment of debt, net
During the three months ended March 31, 2014, we repaid $569.6 million of mortgages and repaid $60.0 million of unsecured notes resulting in a $2.3 million loss on extinguishment of debt. During the three months ended March 31, 2013, we repaid $42.0 million of mortgage loans resulting in a $2.1 million gain on extinguishment of debt.

Other
The increase in other for the three months ended March 31, 2014 of $1.2 million, as compared to the corresponding period in 2013, was primary due to a $1.4 million expense in 2014 related to a litigation settlement.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three months ended March 31,
	2014	2013	$ Change
Equity in income of unconsolidated joint ventures	$65	$247	$(182)
Gain on disposal of investments in unconsolidated joint ventures	$1,820	$—	$1,820

The decrease in equity in income of unconsolidated joint ventures for the three months ended March 31, 2014 of $0.2 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of an unconsolidated joint venture in 2013 and the disposal of our interests in three unconsolidated joint ventures during 2014 resulting in a gain of $1.8 million.

Discontinued Operations (in thousands)

	Three months ended March 31,
	2014	2013	$ Change
Discontinued operations:
Income (loss) from discontinued operations	$4,787	$(763)	$5,550
Gain on disposition of operating properties	14,426	—	14,426
Impairment of real estate assets held for sale	—	(3,033)	3,033
Income (loss) from discontinued operations	$19,213	$(3,796)	$23,009

Income (loss) from discontinued operations
Results from discontinued operations include the results from the following: (i) 33 Non-Core Properties disposed of during the three months ended March 31, 2014, and (ii) 18 shopping centers disposed of during 2013, including 11 Non-Core Properties. There were no properties classified as held for sale at March 31, 2014. The income from discontinued operations for the three months ended March 31, 2014 includes a $6.1 million gain on extinguishment of debt related to one of the Non-Core Properties.

Gain on disposition of operating properties
During the three months ended March 31, 2014, the gain on disposition of operating properties was attributable to the distribution of our interests in 35 Non-Core Properties to our pre-IPO owners.

Impairment of real estate assets held for sale
During the three months ended March 31, 2014, we did not recognize any provisions for impairment. During the three months ended March 31, 2013, we recognized $3.0 million of provisions for impairment relating to two shopping centers disposed of during the period. For purposes of measuring the provision, fair value was determined based upon the contracts with buyers or for purchase and then adjusted to reflect associated disposition costs.

Same Property Net Operating Income of Same Property Portfolio
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	Change

Number of properties	479	479	—
Percent billed	90.6%	89.6%	1.0%
Percent leased	92.4%	91.3%	1.1%

Revenues
Rental income	$207,263	$200,763	$6,500
Expense reimbursements	64,917	60,173	4,744
Other revenues	1,376	1,939	(563)
	273,556	262,875	10,681
Operating expenses
Property operating costs	(32,955)	(30,109)	(2,846)
Real estate taxes	(42,237)	(42,015)	(222)
Provisions for doubtful accounts	(2,726)	(2,325)	(401)
	(77,918)	(74,449)	(3,469)
Same property NOI	$195,638	$188,426	$7,212
Same Property NOI increased $7.2 million or 3.8% for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to (i) a $6.5 million increase in rental income driven by an increase in billed occupancy to 90.6% from 89.6% and (ii) an increase in the expense recovery percentage to 86.3% from 83.4% driven by increased occupancy of our portfolio coupled with reconciliation income due to year end billings. These increases were partially offset by increased weather related expenses including snow removal costs, utility costs, roof and parking lot repairs and maintenance expenses. Additional information regarding Same Property NOI, a non-GAAP measure, including a reconciliation of net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI, is included under "Same Property Net Operating Income."

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

Our primary expected sources and uses and capital are as follows:
Sources

•	cash and cash equivalents;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt; and

•	asset sales.
Uses
Short term:

•	leasing costs and tenant improvements allowances;

•	active anchor space repositioning/redevelopments;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	distribution payments.
Long term:

•	major active redevelopments, renovation or expansion programs at individual properties;

•	acquisitions; and

•	debt maturities.

Our cash flow activities are summarized as follows (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows provided by operating activities	$86,576	$33,627
Cash flows used in investing activities	$(39,774)	$(22,850)
Cash flows used in financing activities	$(105,021)	$(7,483)

Operating Activities
Cash and cash equivalents were $55.7 million and $106.4 million as of March 31, 2014 and March 31, 2013, respectively.
Our net cash flow provided by operating activities primarily consist of net income from property operations, adjusted for non-cash items including depreciation and amortization, gains and impairments, and equity based compensation expense.

For the three months ended March 31, 2014, net cash flow provided by operating activities increased $52.9 million as compared to the corresponding period in 2013. The increase is primarily due to (i) an increase in Same Property NOI, (ii) increased NOI due to the acquisition of the Acquired Properties, (iii) a decrease in interest expense due a reduction in our outstanding indebtedness as well as a decrease in the weighted average interest rate on outstanding indebtedness, (iv) a decrease in general and administrative expenses and (v) an increase in working capital due to an increase in cash flows from receivables and restricted cash, partially offset by a decrease in accounts payable accrued expenses and other liabilities due to timing of payments.

Investing Activities
Net cash flow used in investing activities is impacted by the nature, timing and extent of improvements made to our shopping centers, allowances provided to our tenants, and our acquisition and disposition programs. Capital used to fund these activities, and the source thereof, can vary significantly from period to period based on, for example, negotiations with tenants and their willingness to pay higher base rents over the terms of their respective leases as well as the availability of operating cash flows. Net cash flow used in investing activities is also impacted by the level of recurring property capital expenditures in a given period. Recurring capital expenditures are costs to maintain properties and their common areas including new roofs, paving of parking lots and other general upkeep items. Recurring capital expenditures per square foot for the three months ended March 31, 2014 and 2013, were $0.01 and $0.00, respectively.

For the three Months ended March 31, 2014, net cash flow used in investing activities increased $16.9 million as compared to the corresponding period in 2013. The increase was primarily due to an $8.1 million decrease in proceeds from sales of real estate acquisitions, a $5.2 million increase in capital expenditures and investments in real estate assets, and a $2.9 million increase in net purchases of marketable securities.

Currently, our anchor space repositioning/redevelopments in our Total Portfolio relate to 20 shopping centers for which we anticipate incurring approximately $89.8 million in improvements, of which $58.6 million had not yet been incurred as of March 31, 2014.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness, and prevailing market conditions associated with each source of capital.

For the three months ended March 31, 2014, net cash used in financing activities increased $97.5 million as compared to the corresponding period in 2013. The increase was due to (i) an increase of $52.0 million of repayments of debt obligations, net of borrowings, (ii) an increase of $24.3 million in distributions to non-controlling interests and (iii) an increase of $19.7 million in distributions to common stockholders.

Debt transactions
During the three months ended March 31, 2014, the Operating Partnership entered into an unsecured $600.0 million term loan (the “Term Loan”) which matures on March 18, 2019. The obligations under the Term Loan are guaranteed by both BPG Subsidiary Inc. ("BPG Sub") and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the "Parent Guarantors"). The Term Loan bears interest, at the Operating Partnership’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus half of 1%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate for the interest period relevant to a particular borrowing. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. Pursuant to the terms of the Term Loan, the Company among other things, is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants. Proceeds from the Term Loan were used to repay outstanding borrowings on the Company’s Unsecured Credit Facility.

In addition during the three months ended March 31, 2014, the Company repaid $569.6 million of mortgages and secured loans repaid $60.0 million of unsecured notes, and repaid $50.6 million of financing liabilities resulting in a net loss on extinguishment of $2.3 million. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

During the remainder of 2014, we have an aggregate of $47.4 million of mortgage loans scheduled to mature and approximately $24.8 million of scheduled mortgage amortization payments. We currently intend to repay the $47.4 million of mortgage loans scheduled to mature during the remainder of 2014 primarily with borrowings under our Unsecured Credit Facility and to repay the $24.8 million of scheduled mortgage amortization payments using cash generated from operations.

Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans and financing liabilities with maturities ranging from one year to 16 years, and non-cancelable operating leases pertaining to our shopping centers.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of March 31, 2014.

Contractual Obligations	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	more than 5 years
Debt (1)	$5,900,098	$72,169	$2,047,553	$2,046,152	$1,734,224
Interest payments (2)	1,079,066	208,343	455,630	243,786	171,307
Financing liabilities	121,470	—	121,470	—	—
Operating leases	124,326	5,940	15,364	14,612	88,410

Total	$7,224,960	$286,452	$2,640,017	$2,304,550	$1,993,941

(1)	Debt includes scheduled amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable.

(2)
We incur interest on a $57.0 million mortgage using the 30-day LIBOR rate (which was 0.15% as of March 31, 2014, subject to a rate floor requirement of 25 basis points), plus an interest spread of 350 basis points. We also incur variable rate interest on $173.0 million and $600.0 million of debt related to the Unsecured Credit Facility and Term Loan, respectively. The margin associated with Unsecured Credit Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans.

Funds From Operations
FFO is calculated as the sum of net income (loss) in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties, and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties, (iv) impairment of operating properties and real estate equity investments, and (v) after adjustments for joint ventures calculated to reflect funds from operations on the same basis, and (vi) after adjustments for net income (loss) attributable to non-controlling interests not convertible into common stock.

FFO is a supplemental, non-GAAP measure utilized to evaluate the operating performance of real estate companies. It is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of financial performance and is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of FFO may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to such other REITs. Investors are cautioned that items excluded from FFO are significant components in understanding and addressing financial performance.

Our reconciliation of net income (loss) to FFO for the three months ended March 31, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$41,740	$(25,446)
Gain on disposition of operating properties	(14,804)	—
Gain on disposition of unconsolidated joint ventures	(1,820)	—
Depreciation and amortization-real estate related-continuing operations	112,585	111,268
Depreciation and amortization-real estate related-discontinued operations	431	3,849
Depreciation and amortization-unconsolidated joint ventures	102	80
Impairment of operating properties	—	3,033
Adjustments attributable to non-controlling interests not convertible into common stock	(5,556)	(329)
FFO	$132,678	$92,455

FFO per common share/unit - diluted	$0.44	$0.38
Weighted average shares/OP Units outstanding - basic and diluted (1)	304,231	240,905

(1) Basic and diluted shares/OP Units outstanding reflects an assumed conversion of certain BPG Sub shares and OP Units to common stock of the Company and the vesting of certain restricted stock awards.

EBITDA and Adjusted EBITDA
Earnings before interest, tax depreciation and amortization ("EBITDA") is calculated as the sum of net income (loss) in accordance with GAAP before interest expense, income taxes, depreciation and amortization, and after adjustments for net income (loss) attributable to non-controlling interests not convertible into common stock.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$41,740	$(25,446)
Interest expense-continuing operations	67,966	91,871
Interest expense-discontinued operations	259	2,250
Interest expense-unconsolidated joint ventures	42	225
Federal and state taxes	890	954
Depreciation and amortization-continuing operations	113,268	111,777
Depreciation and amortization-discontinued operations	431	3,849
Depreciation and amortization-unconsolidated joint ventures	102	80
Adjustments attributable to non-controlling interests not convertible into common stock	(22,060)	(329)
EBITDA	$202,638	$185,231

Gain on disposition of operating properties	(14,804)	—
Gain on disposition of unconsolidated joint ventures	(1,820)	—
Gain on extinguishment of debt, net	(3,798)	(2,150)
Impairments of real estate held for sale	—	3,033
Adjustments attributable to non-controlling interests not convertible into common stock	22,320	—
Total adjustments	1,898	883

Adjusted EBITDA	$204,536	$186,114

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

The following table provides a reconciliation of net income (loss) attributable to common stockholders to Same Property NOI for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to common stockholders	$15,401	$(19,499)
Adjustments:
Revenue adjustments (1)	(16,464)	(15,335)
Depreciation and amortization	113,268	111,777
General and administrative	19,658	23,068
Total other expenses	71,917	90,500
Equity in income of unconsolidated joint ventures	(65)	(247)
Gain on disposal of investments in unconsolidated joint ventures	(1,820)	—
Pro rata share of Same Property NOI of unconsolidated joint ventures	189	182
Income (loss) from discontinued operations	(19,213)	3,796
Net income (loss) attributable to non-controlling interests	26,339	(5,947)
Non-same store NOI	(13,572)	131
Same property NOI	$195,638	$188,426

(1) Includes adjustments for lease settlement income, straight-line rents, above- and below-market rent amortization, net and fee income from unconsolidated joint ventures.

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

In the normal course of business we also face risks that are either non-financial or non-qualitative. Such risks principally include credit risks and legal risks. For a discussion of other factors which may adversely affect our liquidity and capital resources, please see the section titled “Risk Factors” in our Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2014.

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

As of March 31, 2014, we had $1.7 billion of outstanding floating rate borrowings under the Unsecured Credit Facility, $600.0 million of outstanding floating rate borrowings under the Term Loan and a $57.0 million outstanding floating rate mortgage. $1.5 billion of the borrowings under the Unsecured Credit Facility are subject to interest rate swap agreements, which effectively convert the interest rate on the borrowings from floating to fixed. The floating rate mortgage is subject to an interest rate cap agreement, which effectively limits the interest rate risk. During the three months ended March 31, 2014, no payment was received from the respective counterparties to the interest rate cap agreements.

As of March 31, 2014, our variable rate debt consisted primarily of the following:

•	Unsecured Credit Facility, which is comprised of the Term Loan Facility and the Revolving Facility, which bore interest at a rate equal to LIBOR plus an interest spread of 150 basis points.

•	$600.0 million Term Loan which bore interest at a rate equal to LIBOR plus an interest spread of 145 basis points.

•	Variable rate mortgage loan, which bore interest at a rate equal to LIBOR (subject to a floor rate of 25 basis points) plus an interest spread of 350 basis points.

If market rates of interest on our variable rate debt increased by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $7.7 million (this includes the impact of the $1.5 billion of interest rate swap agreements). If market rates of interest on our variable rate debt decreased by 1%, the decrease in annual interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.3 million (this includes the impact of the $1.5 billion of interest rate swap agreements). As of March 31, 2014, LIBOR was 0.15%. Even if LIBOR were 0%, certain of our variable debt would still be subject to a floor rate of 25 basis points plus an interest spread of 350 basis points. Accordingly, the decrease in LIBOR with respect to these debt instruments would have a nominal effect on future earnings and cash flows. This assumes that the amount outstanding under our variable rate debt remains at approximately $2.3 billion, the balance as of March 31, 2014. The foregoing assumes that our total debt outstanding remains at approximately $5.9 billion, the balance as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Form 10-K, dated December 31, 2013 and filed with the SEC on March 12, 2014 pursuant to Rule 424(b)(4) under the Securities Act.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 11, 2014	8-K	001-36160	3/14/2014	—
10.2	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 28, 2014	8-K	001-36160	4/3/2014	—
10.3	Term Loan Agreement, dated March 18, 2014, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	8-K	001-36160	3/18/2014	—
10.4	Guaranty, executed as of March 18, 2014, by BPG Subsidiary Inc. and Brixmor OP GP LLC for the benefit of JPMorgan Chase, N.A., as administrative agent	8-K	001-36160	3/18/2014	—
10.5	Form of Restricted Stock Unit Agreement	8-K	001-36160	3/14/2014	—
10.6	Form of LTIP Unit Agreement	8-K	001-36160	3/14/2014	—
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Section 13(r) Disclosure	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIXMOR PROPERTY GROUP INC.

Dated: May 7, 2014                    By: /s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer
and Director
(Principal Executive Officer)

Dated: May 7, 2014                 By: /s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 7, 2014                 By: /s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)