Form 10-Q
period 2014-06-30
Brixmor Property Group Inc.
filed 2014-08-05
CIK 1581068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2014, the registrant had 245,095,327 shares of common stock outstanding.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2013, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, including the following:

•	adverse global, national and regional economic, market and real estate conditions;

•	the competitive environment in which we operate and the ability to renew or re-let space as leases expire;

•	financial stability of tenants, including the ability of tenants to pay rent, tenants’ decision to close stores or maintain and renew leases and the effect of bankruptcy laws;

•	the illiquidity of real estate property investments;

•	increasing or constant expenses at times when income from our properties decreases;

•	adverse effects of required payments of debt or related interest;

•	our significant leverage;

•	inability to obtain financing through the debt and equity markets;

•	interest rate risk due to our variable rate indebtedness;

•	loss of our investment in a property or group of properties through foreclosure due to default in our mortgage debt obligations;

•	covenants in our debt agreements limiting our flexibility in operating our business;

•	inability to realize expected returns on current and future redevelopment or real estate property acquisitions;

•	inadequate insurance coverage;

•	environmental regulations, expenditures and liabilities;

•	expenditures in connection with compliance with the Americans with Disabilities Act and fire, safety and other regulations;

•	future losses;

•	impairment of the value of our real estate assets;

•	cybersecurity risks;

•	failure to attract and retain key members of senior management;

•	competition in pursuing acquisition opportunities;

•	Blackstone's (as defined in Note 1) control of us;

•	consequences of a loss of our qualification as a real estate investment trust (“REIT”);

•	incurrence of tax liabilities in connection with our REIT status;

•
compliance with REIT requirements (i) causing us to forego otherwise attractive opportunities and limit our expansion opportunities; (ii) forcing us to liquidate or restructure otherwise attractive investments; (iii) limiting our ability to hedge effectively and causing us to incur tax liabilities; (iv) causing us to borrow to make distributions to stockholders; (v) causing us to depend on external sources of capital to fund growth and (vi) restricting our ownership of and relationship with any taxable REIT subsidiaries; and

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)

	June 30, 2014	December 31, 2013
Assets
Real estate
Land	$1,998,895	$2,055,802
Buildings and improvements	8,713,114	8,781,926
	10,712,009	10,837,728
Accumulated depreciation and amortization	(1,360,647)	(1,190,170)
Real estate, net	9,351,362	9,647,558

Investments in and advances to unconsolidated joint ventures	5,104	9,205
Cash and cash equivalents	61,830	113,915
Restricted cash	64,927	75,457
Marketable securities	21,647	22,104
Receivables, net	171,131	178,505
Deferred charges and prepaid expenses, net	111,064	105,522
Other assets	13,138	19,650
Total assets	$9,800,203	$10,171,916

Liabilities
Debt obligations, net	$5,947,168	$5,981,289
Financing liabilities, net	121,470	175,111
Accounts payable, accrued expenses and other liabilities	667,679	709,529
Total liabilities	6,736,317	6,865,929

Redeemable non-controlling interests	21,467	21,467

Commitments and contingencies	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 245,095,327 and 229,689,960 shares outstanding	2,451	2,297
Additional paid in capital	2,709,311	2,543,690
Accumulated other comprehensive loss	(8,365)	(6,812)
Distributions and accumulated losses	(252,967)	(196,707)
Total stockholders' equity	2,450,430	2,342,468
Non-controlling interests	591,989	942,052
Total equity	3,042,419	3,284,520
Total liabilities and equity	$9,800,203	$10,171,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental income	$240,076	$216,296	$477,336	$430,854
Expense reimbursements	65,694	59,311	134,317	118,915
Other revenues	2,307	2,613	4,120	5,760
Total revenues	308,077	278,220	615,773	555,529

Operating expenses
Operating costs	31,902	27,659	66,790	57,506
Real estate taxes	43,835	40,995	88,281	82,696
Depreciation and amortization	109,666	108,622	222,934	220,399
Provision for doubtful accounts	2,988	2,573	5,865	4,885
Impairment of real estate assets	—	1,531	—	1,531
General and administrative	19,939	18,724	39,597	41,781
Total operating expenses	208,330	200,104	423,467	408,798

Other income (expense)
Dividends and interest	159	239	267	420
Interest expense	(65,953)	(94,373)	(133,919)	(186,244)
Gain on sale of real estate assets	—	722	378	722
Gain (loss) on extinguishment of debt, net	(757)	(1,668)	(3,033)	482
Other	(1,969)	(3,710)	(4,130)	(4,671)
Total other income (expense)	(68,520)	(98,790)	(140,437)	(189,291)

Income (loss) before equity in income of unconsolidated joint ventures	31,227	(20,674)	51,869	(42,560)
Equity in income of unconsolidated joint ventures	71	507	136	754
Gain on disposal of investments in unconsolidated joint ventures	—	—	1,820	—
Income (loss) from continuing operations	31,298	(20,167)	53,825	(41,806)

Discontinued operations
Income (loss) from discontinued operations	—	(302)	4,787	(1,077)
Gain on disposition of operating properties	—	2,631	14,426	2,631
Impairment of real estate held for sale	—	(39,007)	—	(42,039)
Income (loss) from discontinued operations	—	(36,678)	19,213	(40,485)

Net income (loss)	31,298	(56,845)	73,038	(82,291)

Non-controlling interests
Net (income) loss attributable to non-controlling interests	(7,825)	13,583	(34,164)	19,531

Net income (loss) attributable to common stockholders	$23,473	$(43,262)	$38,874	$(62,760)
Per common share:
Income (loss) from continuing operations:
Basic	$0.10	$(0.09)	$0.17	$(0.18)
Diluted	$0.10	$(0.09)	$0.17	$(0.18)
Net income (loss) attributable to common stockholders:
Basic	$0.10	$(0.24)	$0.17	$(0.35)
Diluted	$0.10	$(0.24)	$0.17	$(0.35)
Weighted average number of vested common shares:
Basic	228,978	180,675	228,547	180,675
Diluted	230,469	180,675	229,907	180,675
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$31,298	$(56,845)	$73,038	$(82,291)
Other comprehensive income (loss)
Unrealized loss on interest rate hedges	(1,774)	—	(1,576)	—
Unrealized gain (loss) on marketable securities	17	(49)	23	(10)
Comprehensive income (loss)	29,541	(56,894)	71,485	(82,301)
Comprehensive (income) loss attributable to non-controlling interests	(7,825)	13,583	(34,164)	19,531
Comprehensive income (loss) attributable to the Company	$21,716	$(43,311)	$37,321	$(62,770)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions and Accumulated Losses	Non-controlling Interests	Total
Beginning balance, January 1, 2014	229,689	$2,297	$2,543,690	$(6,812)	$(196,707)	$942,052	$3,284,520
Common stock dividends ($0.40 per common share)	—	—	—	—	(95,134)	—	(95,134)
Distributions to non-controlling interests	—	—	—	—	—	(26,753)	(26,753)
Redemption of Series A	—	—	6,222	—	—	(201,400)	(195,178)
Equity based compensation expense	—	—	3,876	—	—	1,247	5,123
Acquisition of non-controlling interests	—	—	437	—	—	(1,437)	(1,000)
Change in value of credit swap liability	—	—	—	(1,576)	—	—	(1,576)
Unrealized gain on marketable securities	—	—	—	23	—	—	23
Conversion of Operating Partnership units and BPG Subsidiary shares into common stock	15,406	154	155,086	—	—	(155,240)	—
Net income	—	—	—	—	38,874	33,520	72,394
Ending balance, June 30, 2014	245,095	$2,451	$2,709,311	$(8,365)	$(252,967)	$591,989	$3,042,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$73,038	$(82,291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	223,364	227,406
Debt premium and discount amortization	(10,547)	(12,378)
Deferred financing cost amortization	4,656	6,135
Above- and below-market lease intangible amortization	(23,181)	(24,659)
Provisions of impairment	—	43,570
Gain on disposition of operating properties and investments in unconsolidated joint ventures	(16,624)	(3,353)
Equity based compensation	5,123	1,605
Other	(113)	(753)
(Gain) loss on extinguishment of debt, net	(3,783)	482
Changes in operating assets and liabilities:
Restricted cash	6,168	(10,897)
Receivables	6,064	(25,229)
Deferred charges and prepaid expenses	(16,867)	(15,069)
Other assets	330	499
Accounts payable, accrued expenses and other liabilities	(28,988)	4,677
Net cash provided by operating activities	218,640	109,745

Investing activities:
Improvements to and investments in real estate assets	(88,794)	(66,086)
Proceeds from sales of real estate assets	2,778	31,361
Distributions from unconsolidated joint ventures	187	347
Contributions to unconsolidated joint ventures	—	(1)
Change in restricted cash attributable to investing activities	3,473	(2,963)
Purchase of marketable securities	(19,604)	(8,185)
Proceeds from sale of marketable securities	20,085	9,465
Net cash used in investing activities	(81,875)	(36,062)

Financing activities:
Repayment of debt obligations and financing liabilities	(815,089)	(64,671)
Proceeds from debt obligations	—	57,000
Repayment of borrowings under unsecured revolving credit facility	(655,047)	—
Proceeds from borrowings under unsecured credit facility	802,343	—
Proceeds from unsecured term loan	600,000	—
Deferred financing costs	(2,995)	(1,428)
Distributions to common stockholders	(75,109)	(18,913)
Distributions to non-controlling interests and other	(42,953)	(6,763)
Net cash used in financing activities	(188,850)	(34,775)

Change in cash and cash equivalents	(52,085)	38,908
Cash and cash equivalents at beginning of period	113,915	103,098
Cash and cash equivalents at end of period	$61,830	$142,006

Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	$178,969	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
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

In connection with the IPO, the Company acquired interests in 43 properties (the “Acquired Properties”) from certain investment funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) in exchange for 15.9 million common units of partnership interest (the “OP Units”) in Brixmor Operating Partnership LP (the “Operating Partnership”) having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties, the Company repaid $66.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties with a portion of the net proceeds of the IPO. During the six months ended June 30, 2014 the Company repaid the remaining $7.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties.

Also in connection with the IPO the Company created a separate series of interest in the Operating Partnership (“Series A”) that allocated to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the “pre-IPO owners”) all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its portfolio (the “Non-Core Properties”).  During 2013, the Company disposed of 11 of the Non-Core Properties. During the six months ended June 30, 2014, the Operating Partnership caused its ownership interests in all but one of the remaining 36 Non-Core Properties to be transferred to the pre-IPO owners. The 35 Non-Core Properties distributed to the pre-IPO owners had a carrying value of $179.0 million and a fair value of $195.2 million resulting in a gain of $16.2 million. The one remaining Non-Core Property was transferred to the lender in satisfaction of the property's mortgage balance and, following such transfer, on March 28, 2014, the Series A was terminated. The operating results of the 44 wholly-owned Non-Core Properties, including the gain on disposition, are included in Discontinued operations on the unaudited Condensed Consolidated Statements of Operations. The operating results of the remaining three Non-Core Properties, in which the Company owned a 20% interest, are included in Equity in income of unconsolidated joint ventures within continuing operations, through their distribution date, on the unaudited Condensed Consolidated Statements of Operations.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at June 30, 2014 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and accompanying notes included in the Company's current report on Form 8-K filed with the SEC on May 27, 2014.

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

Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2014 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2014 through the date the financial statements were issued.

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

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU 2014-08 is expected to eliminate discontinued operations reporting for disposals that are routine in nature and do not change the Company’s strategy.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU No. 2014-09 will have on the Condensed Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2.    Discontinued Operations and Assets Held for Sale
The Company reports as discontinued operations real estate assets that are held for sale as of the end of the current period and real estate assets that were disposed of during the period. The operating results of the real estate properties are included in a separate component of income on the unaudited Condensed Consolidated Statements of Operations under Discontinued operations. This has resulted in certain reclassifications for the three and six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Discontinued operations:
Revenues	$—	$9,126	$267	$19,241
Operating expenses	—	(7,177)	(1,293)	(15,817)
Other income (expense), net	—	(2,251)	5,813	(4,501)
Income (loss) from discontinued operating properties	—	(302)	4,787	(1,077)
Gain on disposition of operating properties	—	2,631	14,426	2,631
Impairment on real estate held for sale	—	(39,007)	—	(42,039)
Income (loss) from discontinued operations	—	(36,678)	19,213	(40,485)
Net (income) loss attributable to non-controlling interests	—	8,931	(19,199)	9,858
Net income (loss) attributable to common stockholders	$—	$(27,747)	$14	$(30,627)

Discontinued operations includes the results of 51 shopping centers, including the 44 wholly-owned Non-Core Properties, disposed of during the year ended December 31, 2013 and the six months ended June 30, 2014.

As of June 30, 2014, the Company did not have any properties classified as held for sale. As of December 31, 2013, the Company had one property classified as held for sale and is presented in Other assets within the unaudited Condensed Consolidated Balance Sheets. The property had a carrying value of approximately $5.5 million as of December 31, 2013.

During the six months ended June 30, 2014, one of the Non-Core Properties was transferred to the lender in satisfaction of the property's mortgage balance resulting in a $6.1 million gain on extinguishment of debt which is included in Other income (expense), net.

During the three months ended June 30, 2013, the Company disposed of five shopping centers for aggregate proceeds of $17.7 million.

During the six months ended June 30, 2013, the Company disposed of seven shopping centers for aggregate proceeds of $27.8 million.

During the three and six months ended June 30, 2014, the Company did not recognize any provisions for impairment. During the three and six months ended June 30, 2013, the Company recognized provisions for impairment of $39.0 million and $42.0 million, respectively.

For purposes of measuring this provision, fair value was determined based on either of the following: (i) contracts with buyers or purchase offers from potential buyers, adjusted to reflect associated disposition costs; or (ii) internal analysis. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and expectations for growth, the Operating Partnership determined that such fair value measurements were classified within Level 3 of the fair value hierarchy.

3.    Real Estate
The Company's components of Real estate, net consisted of the following:

	June 30, 2014	December 31, 2013
Land	$1,998,895	$2,055,802
Buildings and improvements:
Building	7,327,482	7,436,072
Building and tenant improvements	451,672	373,907
Other rental property (1)	933,960	971,947
	10,712,009	10,837,728
Accumulated depreciation and amortization	(1,360,647)	(1,190,170)
Total	$9,351,362	$9,647,558

(1)
At June 30, 2014 and December 31, 2013, Other rental property consisted of intangible assets including: (i) $848.2 million and $881.9 million, respectively, of in-place lease value, (ii) $85.7 million and $90.0 million, respectively, of above-market leases, and (iii) $504.0 million and $462.5 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at June 30, 2014 and December 31, 2013, the Company had intangible liabilities relating to below-market leases of $533.1 million and $541.8 million, respectively, and accumulated amortization of $178.2 million and $153.6 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company's unaudited Condensed Consolidated Balance Sheets, are amortized over the term of each related lease, including any renewal periods, with fixed rentals that are considered to be below market.

Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the three months ended June 30, 2014 and 2013 was $18.6 million and $22.6 million, respectively. Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the six months ended June 30, 2014 and 2013 was $40.3 million and $48.1 million, respectively. The estimated net amortization expense associated with the Company's intangible assets and liabilities for the next five years is as follows:

Year ending December 31,	Estimated net amortization expense
2014 (remaining six months)	$33,160
2015	46,185
2016	22,177
2017	9,860
2018	3,703

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

During the three and six months ended June 30, 2014, the Company did not recognize any provisions for impairment, excluding provisions for impairment included in Discontinued operations. During the three and six months ended June 30, 2013, the Company recognized provisions for impairment of $1.5 million, excluding provisions for impairment included in Discontinued operations.

For purposes of measuring this provision, fair value was determined based upon contracts with buyers, adjusted to reflect associated disposition costs.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three and six months ended June 30, 2014, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2013, the Company entered into five forward starting interest rate swap agreements with a notional amount of $1,500.0 million to hedge the variable cash flows associated with third party debt.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2014 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of June 30, 2014 and December 31, 2013, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2014	December 31, 2013
Gross derivative assets	$—	$—
Gross derivative liabilities	(8,371)	(6,795)
Net derivative liability	$(8,371)	$(6,795)

All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Amount of loss recognized in OCI on derivative	$(4,265)	$(6,531)
Amount of loss reclassified from accumulated OCI into interest expense	$(2,491)	$(4,955)

The Company estimates that approximately $9.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the six months ended June 30, 2014 and the year ended December 31, 2013.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. The Company’s only non-designated interest rate derivatives held as of June 30, 2014 and December 31, 2013 were interest rate caps. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2014 and December 31, 2013, the fair value of these interest rate caps was nominal, and, during the three and six months ended June 30, 2014, and 2013, no payments were received from the respective counterparties.

A detail of the Company’s non-designated interest rate derivatives outstanding as of June 30, 2014 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Caps	9	$1,061,105

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $8.9 million.

5.    Debt Obligations
As of June 30, 2014 and December 31, 2013, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2014	December 31, 2013	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$3,216,349	$3,444,578	4.90% - 8.00%	2015 – 2021
Variable rate mortgage and secured loans	—	483,604	N/A	N/A
Total mortgage and secured loans	3,216,349	3,928,182
Net unamortized premium	80,106	93,077
Total mortgage and secured loans, net	$3,296,455	$4,021,259

Notes payables
Unsecured notes(3)(4)	$293,667	$353,617	3.75% - 7.97%	2015 - 2029
Net unamortized discount	(10,429)	(13,766)
Total notes payable, net	$283,238	$339,851

Unsecured Credit Facility(5)	$1,767,475	$1,620,179	1.69%	2017 – 2018

Unsecured Term Loan	600,000	—	1.59%	2019

Total debt obligations, net	$5,947,168	$5,981,289

(1)
The Company's mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of June 30, 2014 of approximately $4.1 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.96% as of June 30, 2014.

(3)	The weighted average interest rate on the Company’s unsecured notes was 5.75% as of June 30, 2014.

(4)
The Company had a one-time put repurchase right to certain unsecured notes that required the Company to offer to repurchase the notes if tendered by holders (but did not require the holders to tender) for an amount equal to the principal amount plus accrued and unpaid interest on January 15, 2014. In January 2014, $57.7 million of these notes was tendered to, and repurchased by the Company. The Company also repaid an additional $2.2 million of the notes in separate transactions during the six months ended June 30, 2014.

(5)
The Unsecured Credit Facility consists of a $1.25 billion revolving credit facility and a $1.5 billion term loan facility. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on the $1.5 billion term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 150 basis points.

2014 Debt Transactions
On March 18, 2014, the Operating Partnership entered into an unsecured $600.0 million term loan (the “Term Loan”) which matures on March 18, 2019. The obligations under the Term Loan are guaranteed by both BPG Subsidiary Inc. (“BPG Sub”) and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the “Parent Guarantors”). The Term Loan bears interest, at the Operating Partnership’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus half of 1%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate for the interest period relevant to a particular borrowing. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. Proceeds from borrowings under the Term Loan were used to repay outstanding borrowings on the Company’s Unsecured Credit Facility.

In addition, during the six months ended June 30, 2014, the Company repaid $679.3 million of mortgages and secured loans and repaid $60.0 million of unsecured notes, resulting in a $3.0 million net loss on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

Pursuant to the terms of the Term Loan and Unsecured Credit Facility, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of June 30, 2014 and December 31, 2013, the Company had accrued interest of $27.0 million and $32.2 million outstanding, respectively. As of June 30, 2014, scheduled maturities of the Company's outstanding debt obligations were as follows:

Year ending December 31,
2014 (remaining six months)	$15,971
2015	727,021
2016	1,259,653
2017	619,065
2018	1,521,557
Thereafter	1,734,224
Total debt maturities	5,877,491
Net unamortized premiums on mortgages	80,106
Net unamortized discount on notes	(10,429)
Total debt obligations	$5,947,168

6.     Financing Liabilities
As of June 30, 2014 and December 31, 2013, the Company had the following financing liabilities outstanding:

	Carrying Value as of
	June 30, 2014	December 31, 2013	Stated Interest Rates	Scheduled Maturity Date
Financing Liabilities
Inland preferred interest (1)	$121,470	$130,966	11.00%	2015
Capital leases (2)	—	41,723	N/A	N/A
Total financing liabilities	121,470	172,689
Net unamortized premium	—	2,422
Total financing liabilities, net	$121,470	$175,111

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

(2)	During the six months ended June 30, 2014, the Company exercised its option to purchase the underlying assets subject to the capital leases.

7.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management's judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2014		December 31, 2013
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$3,296,455	$3,483,379	$4,021,259	$4,179,640
Notes payable	283,238	322,820	339,851	371,393
Unsecured credit facility and term loan	2,367,475	2,367,475	1,620,179	1,620,179
Total debt obligations	$5,947,168	$6,173,674	$5,981,289	$6,171,212

Financing liabilities	$121,470	$121,470	$175,111	$175,111

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

At June 30, 2014 and December 31, 2013, the fair values of the Company’s marketable securities, valued based on quoted market prices, were classified within Level 1 of the fair value hierarchy. Conversely, at June 30, 2014 and December 31, 2013, the fair values of the Company’s mortgage and secured loans, notes payable, financing liabilities and interest rate caps, valued based on discounted cash flow or other similar methodologies were classified within Level 3 of the fair value hierarchy.

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

The changes in redeemable non-controlling interests are as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013

Balance at beginning of period	$21,467	$21,467
Distributions to redeemable non-controlling interests	(644)	(1,288)
Preferred return	644	1,288
Balance at end of period	$21,467	$21,467

9. Non-controlling Interests
The non-controlling interests presented in these unaudited Condensed Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

During the three months ended June 30, 2014, Blackstone commenced a secondary offering of 34.4 million shares of the Company's common stock. The secondary offering was completed on July 1, 2014. In connection with this secondary offering, the Company incurred $0.9 million of expenses which is included in Other income (expense) on the Condensed Consolidated Statements of Operations. In addition, the Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the offering. The Company paid Blackstone Advisory Partners L.P. a $0.5 million fee upon successful completion of the offering. The underwriters of the offering reimbursed the Company for such fee.

Blackstone Retail Transaction II Holdco L.P. (“Holdco II”), an affiliate of Blackstone Real Estate Partners VI, L.P. and certain members of the Company’s management collectively own 16.96% of BPG Sub’s outstanding vested shares as of June 30, 2014. During the three months ended June 30, 2014, 8.5 million shares of BPG Sub were exchanged for an equal number of the Company’s common shares. Holders of outstanding BPG Sub shares may, from and after the first anniversary of the IPO, redeem their BPG Sub shares for shares of the Company’s common stock on a one-for-one basis subject to customary rate adjustments for splits, share dividends and reclassifications, or, at the Company’s election, for cash. Notwithstanding the foregoing, affiliates of The Blackstone Group L.P. and Centerbridge Partners L.P. are generally permitted to exchange their BPG Sub shares at anytime.

Certain investments funds affiliated with The Blackstone Group L.P. and certain members of the Company’s management collectively own 2.96% of the Operating Partnership’s outstanding vested units as of June 30, 2014. During the three months ended June 30, 2014, 6.9 million OP Units were converted to an equal number of the Company's common shares. Holders of outstanding OP Units may, from and after the first anniversary of the IPO, redeem their OP Units for cash, or at the Company's election, exchange their OP Units for shares of the Company’s common stock on a one-for-one basis subject to customary rate adjustments for splits, unit distributions and reclassifications. Notwithstanding the foregoing, affiliates of The Blackstone Group L.P. and Centerbridge Partners L.P. are generally permitted to exchange their OP Units at anytime.

Also in connection with the IPO, the Company created the Series A that allocates to certain funds affiliated with the pre-IPO owners all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its Non-Core Properties.  During 2013, the Company disposed of 11 of the Non-Core Properties. As of December 31, 2013, the Company owned a 100% interest in 33 of the Non-Core Properties and a 20% interest in three of the Non-Core Properties.  During the six months ended June 30, 2014, the Operating Partnership caused all but one of the Non-Core Properties to be transferred to the pre-IPO owners. The remaining None-Core Property was transferred to the lender in satisfaction of the property's mortgage balance, and, following such transfer, on March 28, 2014, the Series A was terminated.

10. Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provide them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by two of the Company’s current equity holders, BRE Retail Holdco L.P. and Holdco II (the “Partnerships”), in the form of Class B Units in each of the Partnerships. The awards were granted with service, performance and market conditions. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the “RSAs”). The RSAs are subject to the same vesting terms as those applicable to the exchanged Class B Units.

In connection with the IPO the Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and restricted stock units, OP Units in the Operating Partnership, performance awards and other stock-based awards.

During the six months ended June 30, 2014, the Company granted restricted stock units (“RSUs”) in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into three tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.6 million for the six months ended June 30, 2014, with service periods ranging from one to five years.

The Company recognized $3.0 million and $1.6 million of equity based compensation expense for the three months ended June 30, 2014 and 2013, respectively. The Company recognized $5.1 million and $1.6 million of equity based compensation expense for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had $24.2 million of total unrecognized compensation cost related to unvested stock compensation, including $5.8 million associated with a portion of the RSAs subject to performance and market conditions which vest on the date, if any, that the Company's pre-IPO Owners receive cash proceeds resulting in a 15% internal rate of return on their investment in the Company, subject to continued employment on such date. The remaining $18.4 million of unrecognized compensation cost related to unvested stock compensation is expected to be recognized over a weighted average period of approximately 2.3 years.

11.     Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company's common stockholders, including participating securities, by the weighted average number of common shares outstanding for the period. Certain restricted shares issued pursuant to the Company's share-based compensation program are considered participating securities, as such shares have rights to receive non-forfeitable dividends. Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common stockholders.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Computation of Basic Earnings Per Share:
Income (loss) from continuing operations	$31,298	$(20,167)	$53,825	$(41,806)
(Income) loss attributable to non-controlling interests	(7,825)	4,651	(14,965)	9,673
Dividends on unvested restricted shares	(268)	—	(536)	—
Preferred stock dividends	—	—	—	—
Income (loss) from continuing operations attributable to common stockholders	23,205	(15,516)	38,324	(32,133)
Income (loss) from discontinued operations, net of non-controlling interests	—	(27,746)	14	(30,627)
Net income (loss) attributable to the Company's common stockholders for basic earnings per share	$23,205	$(43,262)	$38,338	$(62,760)

Weighted average number of vested common shares outstanding - basic	228,978	180,675	228,547	180,675

Basic Earnings Per Share Attributable to the Company's Common Stockholders:
Income (loss) from continuing operations	$0.10	$(0.09)	$0.17	$(0.18)
Income (loss) from discontinued operations	—	(0.15)	—	(0.17)
Net income (loss)	$0.10	$(0.24)	$0.17	$(0.35)

Computation of Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to common stockholders	$23,205	$(15,516)	$38,324	$(32,133)
Income (loss) from discontinued operations, net of nonconvertible non-controlling interests	—	(27,746)	14	(30,627)
Net income (loss) attributable to the Company's common stockholders for diluted earnings per share	$23,205	$(43,262)	$38,338	$(62,760)

Weighted average common shares outstanding - basic	228,978	180,675	228,547	180,675
Effect of dilutive securities:
Equity awards	1,491	—	1,360	—
Weighted average common shares outstanding - diluted	230,469	180,675	229,907	180,675

Diluted Earnings Per Share Attributable to the Company's Common Stockholders:
Income (loss) from continuing operations	$0.10	$(0.09)	$0.17	$(0.18)
Income (loss) from discontinued operations	—	(0.15)	—	(0.17)
Net income (loss)	$0.10	$(0.24)	$0.17	$(0.35)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The effect of the assumed conversion of convertible OP Units and BPG Sub shares had an anti-dilutive effect upon the calculation of income from continuing operations per share for the three and six months ended June 30, 2014 and 2013. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share. For the three months ended June 30, 2014, the weighted average number of vested OP Units and BPG Sub shares outstanding was 15.5 million shares and 57.7 million shares, respectively. For the six months ended June 30, 2014, the weighted average number of vested OP Units and BPG Sub shares outstanding was 15.7 million shares and 57.9 million shares, respectively.

12.    Commitments and Contingencies
Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the three months ended June 30, 2014 and 2013, the Company recognized rent expense associated with these leases of $2.3 million and $2.3 million, respectively. During the six months ended June 30, 2014 and 2013, the Company recognized rent expense associated with these leases of $4.7 million and $4.6 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows: 2014, $4.3 million; 2015, $7.9 million; 2016, $7.5 million; 2017, $7.5 million; 2018, $7.1 million and thereafter, $88.3 million.

Insurance captive
In April 2007, the Company formed a wholly owned captive insurance company, ERT CIC, LLC (“ERT CIC”) which underwrote the first layer of general liability insurance programs for the Company’s wholly owned, majority owned and joint venture properties. The Company formed ERT CIC as part of its overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company capitalized ERT CIC in accordance with the applicable regulatory requirements. ERT CIC established annual premiums based on projections derived from the past loss experience of the Company’s properties. ERT CIC engaged an independent third party to perform an actuarial estimate of future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to ERT CIC may be adjusted based on this estimate and may be reimbursed by tenants pursuant to specific lease terms.

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

As of June 30, 2014 and December 31, 2013, receivables from related parties were $4.3 million and $6.1 million, respectively, which are included in Receivables, net in the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, there were no material payables to related parties.

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

Our primary objective is to maximize total returns to our stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large, high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful net operating income (“NOI”) growth from this portfolio. We expect that the major drivers of this growth will be a combination of occupancy increases across both our anchor and small shop space, positive rent spreads from below-market in-place rents and significant near-term lease rollover, annual contractual rent increases across the portfolio and the realization of embedded anchor space repositioning / redevelopment opportunities.

We expect following set of core competencies to position us to execute on our growth strategies:

•
Anchor Space Repositioning / Redevelopment Expertise - We have been a top redeveloper over the past decade, according to Chain Store Age magazine, having completed anchor space repositioning / redevelopment projects totaling approximately $1 billion since January 1, 2003.

•
Expansive Retailer Relationships - We believe that given the scale of our asset base and our nationwide footprint, we have a competitive advantage in supporting the growth plans of the nation’s largest retailers. We believe that we are the largest landlord by gross leasable area (“GLA”) to Kroger and TJX Companies, as well as a key landlord to all major grocers and most major retail category leaders. We believe that our strong relationships with leading retailers affords us insight into their strategies and priority access to their expansion plans, enabling us to efficiently provide these retailers with space in multiple locations.

•
Fully-Integrated Operating Platform - We operate with a fully-integrated, comprehensive platform both leveraging our national presence and demonstrating our commitment to a regional and local presence. We provide our tenants with personalized service through our network of three regional offices in Atlanta, Chicago and Philadelphia, as well as via 12 leasing and property management satellite offices throughout the country. We believe that this strategy enables us to obtain critical market intelligence and to benefit from the regional and local expertise of our workforce.

•
Experienced Management - Senior members of our management team are experienced real estate operators with deep industry expertise and retailer relationships and have an average of 26 years of experience in the real estate industry and an average tenure of 14 years with the Company.

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

The amount of rental income and expense reimbursements we receive is primarily dependent on our ability to maintain or increase rental rates and on our ability to lease available space, including renewing expiring leases. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction on demand for, properties similar to those in our portfolio; (3) the attractiveness of properties in our portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents; (5) in the case of percentage rents, our tenants' sales volumes; (6) competition from other available properties; (7) changes in market rental rates; and (8) changes in the regional demographics of our properties.

Our operating expenses include property-related costs, including repairs and maintenance, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security, ground rent expense related to ground lease payments for which we are the lessee and various other property related costs. Increases in our operating expenses, to the extent they are not offset by revenue increases, impact our overall performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Portfolio and Financial Highlights

•
As of June 30, 2014, we owned interests in 522 shopping centers (the “Total Portfolio”), including 521 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•
Billed occupancy for the Total Portfolio was 90.5% and 89.9% as of June 30, 2014 and 2013, respectively. Leased occupancy for the Total Portfolio was 92.5% and 91.6% at June 30, 2014 and 2013, respectively.

•
During the three months ended June 30, 2014, we executed 556 leases in our Total Portfolio totaling 3.7 million square feet of GLA, including 214 new leases totaling 1.1 million square feet of GLA and 342 renewals totaling 2.6 million square feet of GLA. The average annualized base rent (“ABR”) under the new leases increased 27.3% from the prior tenant’s ABR and increased 11.2% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Total Portfolio is $12.52 and the average ABR per leased square foot of these new and renewal leases in our Total Portfolio is $11.53. The cost per square foot for tenant improvements and leasing commissions for new leases was $14.97 and $2.11, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.94 and $0.03, respectively.

•
During the six months ended June 30, 2014, we executed 1,081 leases in our Total Portfolio totaling 6.6 million square feet of GLA, including 416 new leases totaling 1.8 million square feet of GLA and 665 renewals totaling 4.8 million square feet of GLA. The ABR under the new leases increased 24.4% from the prior tenant’s ABR and increased 11.2% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Total Portfolio is $13.60 and the average ABR per leased square foot of these new and renewal leases in our Total Portfolio is $12.16. The cost per square foot for tenant improvements and leasing commissions for new leases was $15.14 and $2.40, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.73 and $0.02, respectively.

Acquisition Activity

•	There were no acquisitions during the three and six months ended June 30, 2014.

Disposition Activity

•	There were no dispositions during the three months ended June 30, 2014.

•
In connection with the IPO, the Company created a separate series of interest in the Operating Partnership that allocated to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the “pre-IPO owners”) all of the economic consequences of ownership of the Operating Partnership's interest in certain properties that the Operating Partnership had historically held in its portfolio (the “Non-Core Properties”). See Note 1 - Nature of Business and Financial Statement Presentation in the unaudited Notes to the Condensed Consolidated Financial Statements located elsewhere in this report. During the six months ended June 30, 2014, we transferred our ownership interests in 35 Non Core-Properties to the pre-IPO owners. The 35 Non-Core

Properties distributed to the pre-IPO owners had a carrying value of $179.0 million and a fair value of $195.2 million, resulting in a gain of $16.2 million. The remaining Non-Core Property was transferred to the lender in satisfaction of the property's mortgage balance. In addition, we sold a building in one of our shopping centers for net proceeds of $2.8 million.

Results of Operations
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Revenues (in thousands)

	Three months ended June 30,
	2014	2013	$ Change
Revenues
Rental income	$240,076	$216,296	$23,780
Expense reimbursements	65,694	59,311	6,383
Other revenues	2,307	2,613	(306)
Total revenues	$308,077	$278,220	$29,857

Rental income
The increase in rental income for the three months ended June 30, 2014 of $23.8 million, as compared to the corresponding period in 2013, was primarily due to a $21.1 million increase in ABR driven by (i) an increase in billed occupancy from 89.9% as of June 30, 2013 to 90.5% as of June 30, 2014, (ii) an increase in leasing spreads of 11.2% for both new and renewal leases, and (iii) $14.0 million of ABR from the Acquired Properties.

Expense reimbursements
The increase in expense reimbursements for the three months ended June 30, 2014, of $6.4 million, as compared to the corresponding period in 2013, was primarily due to an increase in reimbursable expenses related to the Acquired Properties and an increase in the recovery percentage which increased to 86.7% for 2014, as compared to 86.4% for the same period in 2013. The increased percentage of recoveries from tenants is primarily attributable to increased occupancy of our portfolio.

Other revenues
The decrease in other revenues for the three months ended June 30, 2014, of $0.3 million as compared to the corresponding period in 2013, was primarily due to a decrease in fee revenues resulting from the acquisition of the Acquired Properties at the time of the IPO, which were managed by the Company prior to the IPO.

Operating Expenses (in thousands)

	Three months ended June 30,
	2014	2013	$ Change
Operating expenses
Operating costs	$31,902	$27,659	$4,243
Real estate taxes	43,835	40,995	2,840
Depreciation and amortization	109,666	108,622	1,044
Provision for doubtful accounts	2,988	2,573	415
Impairment of real estate assets	—	1,531	(1,531)
General and administrative	19,939	18,724	1,215
Total operating expenses	$208,330	$200,104	$8,226

Operating costs
The increase in operating costs for the three months ended June 30, 2014 of $4.2 million, as compared to the corresponding period in 2013, was due to $2.2 million of operating costs for the Acquired Properties, increased insurance expenses, increased utility expenses, roof and parking lot repairs and maintenance expenses.

Real estate taxes
The increase in real estate taxes for the three months ended June 30, 2014 of $2.8 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of the Acquired Properties.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended June 30, 2014 of $1.0 million, as compared to the corresponding period in 2013, was primarily due to $10.4 million of depreciation and amortization recorded in connection with the Acquired Properties, partially offset by a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The increase in the provision for doubtful accounts for the three months ended June 30, 2014 of $0.4 million, as compared to the corresponding period in 2013, was primarily due to the Acquired Properties as well as an increase in billed receivables for properties owned for the entirety of both periods.

Impairment of real estate assets
During the three months ended June 30, 2014, we did not recognize any provisions for impairment. During the three months ended June 30, 2013, we recognized provisions for impairment of $1.5 million relating to one land parcel. For purposes of measuring this provision, fair value was determined based upon contracts with buyers, adjusted to reflect associated disposition costs.

General and administrative
The increase in general and administrative costs for the three months ended June 30, 2014 of $1.2 million, as compared to the corresponding period in 2013, was primarily due to a $3.0 million increase in stock based compensation expense, partially offset by a decrease in personnel related expenses associated with the realignment of certain corporate functions in 2013.

Other Income and Expenses (in thousands)

	Three months ended June 30,
	2014	2013	$ Change
Other income (expense)
Dividends and interest	$159	$239	$(80)
Interest expense	(65,953)	(94,373)	28,420
Gain on sale of real estate assets	—	722	(722)
Gain (loss) on extinguishment of debt, net	(757)	(1,668)	911
Other	(1,969)	(3,710)	1,741
Total other income (expense)	$(68,520)	$(98,790)	$30,270

Dividends and interest
Dividends and interest remained approximately the same for the three months ended June 30, 2014, as compared to the corresponding period in 2013.

Interest expense
The decrease in interest expense for the three months ended June 30, 2014 of $28.4 million, as compared to the corresponding period in 2013, was primarily due to the repayment of $2.6 billion of secured mortgage loans, unsecured notes and financing liabilities with a weighted-average interest rate of 5.71% during 2013 and repayment of $792.6 million of secured mortgages loans, unsecured notes and financing liabilities with a weighted-average interest rate of 4.65% during the six months ended June 30, 2014, which decreased interest expense by approximately $41.0 million, partially offset by an increase of $11.6 million of interest expense on our Unsecured Credit Facility and Term Loan. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility and Term Loan which had a weighted average interest rate of 2.1% as of June 30, 2014 as well as from proceeds of our initial public offering.

Gain on sale of real estate assets
During the three months ended June 30, 2014, there were no gains on the sale of real estate assets. During the three months ended June 30, 2013, we disposed of one land parcel for net proceeds of $0.8 million resulting in a gain of $0.7 million.

Gain (loss) on extinguishment of debt, net
During the three months ended June 30, 2014, we repaid $109.7 million of mortgage loans resulting in a $0.7 million loss on extinguishment of debt. During the three months ended June 30, 2013, we repaid a $6.8 million mortgage loan resulting in a $1.7 million loss on extinguishment of debt.

Other
The decrease in other for the three months ended June 30, 2014 of $1.7 million, as compared to the corresponding period in 2013, was primary due to a decrease in tenant litigation expenses.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three months ended June 30,
	2014	2013	$ Change
Equity in income of unconsolidated joint ventures	$71	$507	$(436)

The decrease in equity in income of unconsolidated joint ventures for the three months ended June 30, 2014 of $0.4 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of an unconsolidated joint venture in 2013 and the disposal of our interests in three unconsolidated joint ventures during 2014.

Discontinued Operations (in thousands)

	Three months ended June 30,
	2014	2013	$ Change
Discontinued operations
Income (loss) from discontinued operations	$—	$(302)	$302
Gain on disposition of operating properties	—	2,631	(2,631)
Impairment of real estate held for sale	—	(39,007)	39,007
Income (loss) from discontinued operations	$—	$(36,678)	$36,678

Income (loss) from discontinued operations
Results from discontinued operations include the results from the following: (i) 33 Non-Core Properties disposed of during the six months ended June 30, 2014, and (ii) 18 shopping centers disposed of during 2013, including 11 Non-Core Properties. There were no properties classified as held for sale at June 30, 2014.

Gain on disposition of operating properties
During the three months ended June 30, 2014, there was no gain on the disposition of operating properties. During the three months ended June 30, 2013, we disposed of three properties for net proceeds of $10.7 million resulting in a gain of $2.6 million.

Impairment of real estate held for sale
During the three months ended June 30, 2014, we did not recognize any provisions for impairment. During the three months ended June 30, 2013, we recognized $39.0 million of provisions for impairment relating to 21 shopping centers and three land parcels. For purposes of measuring this provision, fair value was determined based on either of the following: (i) contracts with buyers or purchase offers from potential buyers, adjusted to reflect associated disposition costs; or (ii) internal analysis. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and expectations for growth, the Operating Partnership determined that such fair value measurements were classified within Level 3 of the fair value hierarchy.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
Revenues (in thousands)

	Six months ended June 30,
	2014	2013	$ Change
Revenues
Rental income	$477,336	$430,854	$46,482
Expense reimbursements	134,317	118,915	15,402
Other revenues	4,120	5,760	(1,640)
Total revenues	$615,773	$555,529	$60,244

Rental income
The increase in rental income for the six months ended June 30, 2014 of $46.5 million, as compared to the corresponding period in 2013, was primarily due to a $42.1 million increase in ABR driven by (i) an increase in billed occupancy from 89.9% as of June 30, 2013 to 90.5% as of June 30, 2014, (ii) an increase in leasing spreads of 11.2% for both new and renewal leases, and (iii) $28.0 million of ABR from the Acquired Properties.

Expense reimbursements
The increase in expense reimbursements for the six months ended June 30, 2014, of $15.4 million, as compared to the corresponding period in 2013, was primarily due to an increase in expense reimbursements related to the Acquired Properties and an increase in the recovery percentage which increased to 86.6% for 2014, as compared to 84.8% for the same period in 2013. The increased percentage of recoveries from tenants is primarily attributable to increased occupancy of our portfolio coupled with reconciliation income due to year end billings.

Other revenues
The decrease in other revenues for the six months ended June 30, 2014 of $1.6 million as compared to the corresponding period in 2013 was primarily due to a decrease in fee revenues resulting from the acquisition of the Acquired Properties at the time of the IPO, which were managed by the Company prior to the IPO.

Operating Expenses (in thousands)

	Six months ended June 30,
	2014	2013	$ Change
Operating expenses
Operating costs	$66,790	$57,506	$9,284
Real estate taxes	88,281	82,696	5,585
Depreciation and amortization	222,934	220,399	2,535
Provision for doubtful accounts	5,865	4,885	980
Impairment of real estate assets	—	1,531	(1,531)
General and administrative	39,597	41,781	(2,184)
Total operating expenses	$423,467	$408,798	$14,669

Operating costs
The increase in operating costs for the six months ended June 30, 2014 of $9.3 million, as compared to the corresponding period in 2013, was due to $4.1 million of operating costs for the Acquired Properties, increased insurance expenses, increased weather related expenses including snow removal expenses, utility expenses, roof and parking lot repairs and maintenance expenses.

Real estate taxes
The increase in real estate taxes for the six months ended June 30, 2014 of $5.6 million, as compared to the corresponding period in 2013, was primarily due to the Acquired Properties and the purchase of 100% ownership in a previously unconsolidated joint venture.

Depreciation and amortization
The increase in depreciation and amortization for the six months ended June 30, 2014 of $2.5 million, as compared to the corresponding period in 2013, was primarily due to $21.6 million of depreciation and amortization recorded in connection with the Acquired Properties, partially offset by a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The increase in the provision for doubtful accounts for the six months ended June 30, 2014 of $1.0 million, as compared to the corresponding period in 2013, was primarily due to the Acquired Properties as well as an increase in billed receivables for properties owned for the entirety of both periods.

Impairment of real estate assets
During the six months ended June 30, 2014, we did not recognize any provisions for impairment. During the six months ended June 30, 2013, we recognized provisions for impairment of $1.5 million relating to one land parcel. For purposes of measuring this provision, fair value was determined based upon contracts with buyers, adjusted to reflect associated disposition costs.

General and administrative
The decrease in general and administrative costs for the six months ended June 30, 2014 of $2.2 million, as compared to the corresponding period in 2013, was primarily due to a decrease in personnel related expenses associated with the realignment of certain corporate functions in 2013, partially offset by a $3.5 million increase in stock based compensation expense in 2014.

Other Income and Expenses (in thousands)

	Six months ended June 30,
	2014	2013	$ Change
Other income (expense)
Dividends and interest	$267	$420	$(153)
Interest expense	(133,919)	(186,244)	52,325
Gain on sale of real estate assets	378	722	(344)
Gain (loss) on extinguishment of debt, net	(3,033)	482	(3,515)
Other	(4,130)	(4,671)	541
Total other income (expense)	$(140,437)	$(189,291)	$48,854

Dividends and interest
Dividends and interest remained approximately the same for the six months ended June 30, 2014, as compared to the corresponding period in 2013.

Interest expense
The decrease in interest expense for the six months ended June 30, 2014 of $52.3 million, as compared to the corresponding period in 2013, was primarily due to the repayment of $2.6 billion of secured mortgage loans, unsecured notes and financing liabilities with a weighted-average interest rate of 5.71% during 2013 and repayment of $792.6 million of secured mortgages loans, unsecured notes and financing liabilities with a weighted-average interest rate of 4.65% during the six months ended June 30, 2014, which decreased interest expense by approximately $78.3 million, partially offset by an increase of $24.9 million of interest expense on our Unsecured Credit Facility and Term Loan. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility and Term Loan which had a weighted average interest rate of 2.1% as of June 30, 2014 as well as from proceeds of our initial public offering.

Gain on sale of real estate assets
During the six months ended June 30, 2014, we disposed of one building for net proceeds of $2.8 million, resulting in a gain of $0.4 million. During the six months ended June 30, 2013, we disposed of one land parcel for net proceeds of $0.8 million, resulting in a gain of $0.7 million.

Gain (loss) on extinguishment of debt, net
During the six months ended June 30, 2014, we repaid $679.3 million of mortgage loans and repaid $60.0 million of unsecured notes, resulting in a $3.0 million loss on extinguishment of debt. During the six months ended June 30, 2013, we repaid $48.8 million of mortgage loans, resulting in a $0.5 million gain on extinguishment of debt.

Other
The decrease in other for the six months ended June 30, 2014 of $0.5 million, as compared to the corresponding period in 2013, was primary due to a decrease in tenant litigation expenses.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Six months ended June 30,
	2014	2013	$ Change
Equity in income of unconsolidated joint ventures	$136	$754	$(618)
Gain on disposal of investments in unconsolidated joint ventures	$1,820	$—	$1,820

The decrease in equity in income of unconsolidated joint ventures for the six months ended June 30, 2014 of $0.6 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of an unconsolidated joint venture in 2013 and the disposal of our interests in three unconsolidated joint ventures during 2014, resulting in a gain of $1.8 million.

Discontinued Operations (in thousands)

	Six months ended June 30,
	2014	2013	$ Change
Discontinued operations
Income (loss) from discontinued operations	$4,787	$(1,077)	$5,864
Gain on disposition of operating properties	14,426	2,631	11,795
Impairment of real estate held for sale	—	(42,039)	42,039
Income (loss) from discontinued operations	$19,213	$(40,485)	$59,698

Income (loss) from discontinued operations
Results from discontinued operations include the results from the following: (i) 33 Non-Core Properties disposed of during the six months ended June 30, 2014, and (ii) 18 shopping centers disposed of during 2013, including 11 Non-Core Properties. There were no properties classified as held for sale at June 30, 2014. The income from discontinued operations for the six months ended June 30, 2014 includes a $6.1 million gain on extinguishment of debt related to one of the Non-Core Properties.

Gain on disposition of operating properties
During the six months ended June 30, 2014, the gain on disposition of operating properties was attributable to the distribution of our interests in 35 Non-Core Properties to our pre-IPO owners. During the six months ended June 30, 2013, we disposed of 3 properties for net proceeds of $10.7 million, resulting in a gain of $2.6 million.

Impairment of real estate held for sale
During the six months ended June 30, 2014, we did not recognize any provisions for impairment. During the six months ended June 30, 2013, we recognized $42.0 million of provisions for impairment relating to 23 shopping centers and three land parcels. For purposes of measuring this provision, fair value was determined based on either of the following: (i) contracts with buyers or purchase offers from potential buyers, adjusted to reflect associated disposition costs; or (ii) internal analysis. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and expectations for growth, the Operating Partnership determined that such fair value measurements were classified within Level 3 of the fair value hierarchy.

Same Property Net Operating Income of Same Property Portfolio
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	Change

Number of properties	479	479	—
Percent billed	90.5%	89.9%	0.6%
Percent leased	92.6%	91.7%	0.9%

Revenues
Rental income	$209,116	$202,056	$7,060
Expense reimbursements	62,075	59,860	2,215
Percentage rents	1,549	1,746	(197)
	272,740	263,662	9,078
Operating expenses
Operating costs	(29,727)	(28,469)	(1,258)
Real estate taxes	(41,685)	(41,315)	(370)
Provisions for doubtful accounts	(2,793)	(2,582)	(211)
	(74,205)	(72,366)	(1,839)
Same property NOI	$198,535	$191,296	$7,239

Same Property NOI increased $7.2 million or 3.8% for the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to (i) a $7.1 million increase in rental income driven by an increase in billed occupancy to 90.5% from 89.9% and (ii) an increase in the expense recovery percentage to 86.9% from 85.8% driven by increased occupancy of our portfolio. These increases were partially offset by increased utility expenses, roof and parking lot repairs and maintenance expenses, partially offset by lower snow removal costs. Additional information regarding Same Property NOI, a non-GAAP measure, including a reconciliation of net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI, is included under – “Same Property Net Operating Income.”

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	Change

Number of properties	479	479	—
Percent billed	90.5%	89.9%	0.6%
Percent leased	92.6%	91.7%	0.9%

Revenues
Rental income	$416,379	$402,819	$13,560
Expense reimbursements	126,992	120,033	6,959
Percentage rents	2,925	3,685	(760)
	546,296	526,537	19,759
Operating expenses
Operating costs	(62,683)	(58,578)	(4,105)
Real estate taxes	(83,922)	(83,330)	(592)
Provisions for doubtful accounts	(5,519)	(4,907)	(612)
	(152,124)	(146,815)	(5,309)
Same property NOI	$394,172	$379,722	$14,450

Same Property NOI increased $14.5 million or 3.8% for the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to (i) a $13.6 million increase in rental income driven by an increase in billed occupancy to 90.5% from 89.9% and (ii) an increase in the expense recovery percentage to 86.6% from 84.6% driven by increased occupancy of our portfolio coupled with reconciliation income due to year end billings. These increases were partially offset by increased weather related expenses including snow removal expenses, utility expenses, roof and parking lot repairs and maintenance expenses. Additional information regarding Same Property NOI, a non-GAAP measure, including a reconciliation of net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI, is included under – “Same Property Net Operating Income.”

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

During the three months ended June 30, 2014, Moody's Investors Service assigned an investment grade issuer rating of Baa3 with a stable outlook to the Company's operating partnership, Brixmor Operating Partnership, L.P.

Our cash flow activities are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Cash flows provided by operating activities	$218,640	$109,745
Cash flows used in investing activities	$(81,875)	$(36,062)
Cash flows used in financing activities	$(188,850)	$(34,775)

Operating Activities
Cash and cash equivalents were $61.8 million and $142.0 million as of June 30, 2014 and June 30, 2013, respectively.

Our net cash flow provided by operating activities primarily consist of net income from property operations, adjusted for non-cash items including depreciation and amortization, gains and impairments, and equity based compensation expense.

For the six months ended June 30, 2014, net cash flow provided by operating activities increased $108.9 million as compared to the corresponding period in 2013. The increase is primarily due to (i) an increase in Same Property NOI, (ii) increased NOI due to the acquisition of the Acquired Properties, (iii) a decrease in interest expense due a reduction in our outstanding indebtedness as well as a decrease in the weighted average interest rate on outstanding indebtedness, (iv) a decrease in general and administrative expenses and (v) an increase in working capital due to an increase in cash flows from receivables and restricted cash, partially offset by a decrease in accounts payable accrued expenses and other liabilities due to timing of payments.

Investing Activities
Net cash flow used in investing activities is impacted by the nature, timing and extent of improvements made to our shopping centers, allowances provided to our tenants, and our acquisition and disposition programs. Capital used to fund these activities, and the source thereof, can vary significantly from period to period based on, for example, negotiations with tenants and their willingness to pay higher base rents over the terms of their respective leases as well as the availability of operating cash flows. Net cash flow used in investing activities is also impacted by the level of recurring property capital expenditures in a given period. Recurring capital expenditures are costs to maintain properties and their common areas including new roofs, paving of parking lots and other general upkeep items. Recurring capital expenditures per square foot for the six months ended June 30, 2014 and 2013, were $0.08 and $0.04, respectively.

For the six months ended June 30, 2014, net cash flow used in investing activities increased $45.8 million as compared to the corresponding period in 2013. The increase was primarily due to a $28.6 million decrease in proceeds from sales of real estate acquisitions and a $22.7 million increase in capital expenditures and investments in real estate assets, partially offset by a $6.4 million increase in restricted cash attributable to investing activities.

Currently, our anchor space repositioning/redevelopments in our Total Portfolio relate to 21 shopping centers for which we anticipate incurring approximately $66.6 million in improvements, of which $40.4 million had not yet been incurred as of June 30, 2014.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness, and prevailing market conditions associated with each source of capital.

For the six months ended June 30, 2014, net cash used in financing activities increased $154.1 million as compared to the corresponding period in 2013. The increase was due to (i) an increase of $60.1 million of repayments of debt obligations, net of borrowings, (ii) an increase of $36.2 million in distributions to non-controlling interests and (iii) an increase of $56.2 million in distributions to common stockholders.

Debt transactions
On March 18, 2014, the Operating Partnership entered into an unsecured $600.0 million term loan (the “Term Loan”) which matures on March 18, 2019. The obligations under the Term Loan are guaranteed by both BPG Subsidiary Inc. (“BPG Sub”) and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the “Parent Guarantors”). The Term Loan bears interest, at the Operating Partnership’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus half of 1%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate for the interest period relevant to a particular borrowing. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% as of June 30, 2014. Pursuant to the terms of the Term Loan, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants. Proceeds from the Term Loan were used to repay outstanding borrowings on the Company’s Unsecured Credit Facility.

In addition, during the six months ended June 30, 2014, the Company repaid $679.3 million of mortgages and secured loans, repaid $60.0 million of unsecured notes, and repaid $53.3 million of financing liabilities, resulting in a net loss on extinguishment of $3.0 million. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

During the remainder of 2014, we do not have any mortgage loans scheduled to mature and we have approximately $16.0 million of scheduled mortgage amortization payments. We currently intend to repay the $16.0 million of scheduled mortgage amortization payments using cash generated from operations.

Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans and financing liabilities with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of June 30, 2014.

Contractual Obligations	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$5,877,491	$15,971	$1,986,674	$2,140,622	$1,734,224
Interest payments (2)	1,012,634	141,801	455,438	244,124	171,271
Financing liabilities	121,470	—	121,470	—	—
Operating leases	122,623	4,321	15,364	14,612	88,326

Total	$7,134,218	$162,093	$2,578,946	$2,399,358	$1,993,821

(1)	Debt includes scheduled amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable.

(2)
We incur variable rate interest on $267.5 million and $600.0 million of debt related to the Unsecured Credit Facility and Term Loan, respectively. The margin associated with Unsecured Credit Facility borrowings is based on a total leverage based grid and ranges from

0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans. The margin on the Unsecured Credit Facility was 1.50% as of June 30, 2014. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% as of June 30, 2014.

Funds From Operations
FFO is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties, and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties, (iv) impairment of operating properties and real estate equity investments, and (v) after adjustments for joint ventures calculated to reflect funds from operations on the same basis.

FFO attributable to stockholders and non-controlling interests convertible into common stock is FFO as further adjusted to exclude net income (loss) attributable to non-controlling interests not convertible into common stock. We believe FFO attributable to stockholders and non-controlling interests convertible into common stock is a meaningful supplemental measure that is more reflective of our operating performance by excluding FFO attributable to non-controlling interests not convertible into common stock.

We present FFO and FFO attributable to stockholders and non-controlling interests convertible into common stock as we consider them important supplemental measures of our operating performance and we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. FFO and FFO attributable to stockholders and non-controlling interests convertible into common stock should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of financial performance and are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of liquidity. Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of FFO and FFO attributable to stockholders and non-controlling interests convertible into common stock may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to similarly titled measures presented by such other REITs. Investors are cautioned that items excluded from FFO and FFO attributable to stockholders and non-controlling interests convertible into common stock are significant components in understanding and addressing financial performance.

Our reconciliation of net income (loss) to FFO and FFO attributable to stockholders and non-controlling interest convertible into common stock for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$31,298	$(56,845)	$73,038	$(82,291)
Gain on disposition of operating properties	—	(2,631)	(14,804)	(2,631)
Gain on disposition of unconsolidated joint ventures	—	—	(1,820)	—
Depreciation and amortization-real estate related-continuing operations	109,073	108,122	221,658	219,391
Depreciation and amortization-real estate related-discontinued operations	—	3,135	431	6,984
Depreciation and amortization-real estate related-unconsolidated joint ventures	21	80	123	160
Impairment of operating properties	—	37,467	—	40,500
FFO	140,392	89,328	278,626	182,113
Adjustments attributable to non-controlling interests not convertible into common stock	(322)	(342)	(5,878)	(671)
FFO attributable to stockholders and non-controlling interests convertible into common stock	$140,070	$88,986	$272,748	$181,442

FFO per share/OP Unit - diluted	$0.46	$0.37	$0.90	$0.75
Weighted average shares/OP Units outstanding - basic and diluted (1)	304,390	240,905	304,253	240,905

(1) Basic and diluted shares/OP Units outstanding reflects an assumed conversion of certain BPG Sub shares and OP Units to common stock of the Company and the vesting of certain restricted stock awards.

EBITDA and Adjusted EBITDA
Earnings before interest, tax depreciation and amortization (“EBITDA”) is calculated as the sum of net income (loss) in accordance with generally accepted accounting principles in the United States of America (“GAAP”) before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted for (i) acquisition related costs, (ii) gain (loss) on disposition of operating properties, (iii) impairment of real estate assets and real estate equity investments, (iv) gain (loss) on disposition of unconsolidated joint ventures, (v) gain (loss) on extinguishment of debt, and (vi) after adjustments attributable to non-controlling interests not convertible into common stock.

EBITDA and Adjusted EBITDA are supplemental, non-GAAP measures utilized in various financial ratios and are helpful to securities analysts, investors and other interested parties in the evaluation of REITs, as a measure of Brixmor’s operational performance because EBITDA and Adjusted EBITDA exclude various items that do not relate to or are not indicative of its operating performance. In addition, it includes the results of operations of real estate properties that have been sold or classified as real estate held for sale at the end of the reporting period. Accordingly, the use of EBITDA and Adjusted EBITDA in various ratios provides a meaningful performance measure as it relates to its ability to meet various coverage tests for the stated period.  EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of financial performance and are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity.

Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations and, accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of EBITDA and Adjusted EBITDA may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to such other REITs. Investors are cautioned that items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and addressing financial performance.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$31,298	$(56,845)	$73,038	$(82,291)
Interest expense-continuing operations	65,953	94,373	133,919	186,244
Interest expense-discontinued operations	—	2,247	259	4,497
Interest expense-unconsolidated joint ventures	44	225	86	450
Federal and state taxes	1,034	941	1,924	1,896
Depreciation and amortization-continuing operations	109,666	108,622	222,934	220,399
Depreciation and amortization-discontinued operations	—	3,135	431	6,984
Depreciation and amortization-unconsolidated joint ventures	21	80	123	160
EBITDA	$208,016	$152,778	$432,714	$338,339

Gain on disposition of operating properties	—	(2,631)	(14,804)	(2,631)
Gain from development/land sales and acquisition of joint venture interests	—	(722)	—	(722)
Gain on disposition of unconsolidated joint ventures	—	—	(1,820)	—
Loss (gain) on extinguishment of debt, net	757	1,668	(3,041)	(482)
Impairment of operating properties and land sales	—	1,531	—	1,531
Impairment of real estate held for sale	—	39,007	—	42,039
Adjustments to non-controlling interests not convertible into common stock	(322)	(342)	(59)	(671)
Total adjustments	435	38,511	(19,724)	39,064

Adjusted EBITDA	$208,451	$191,289	$412,990	$377,403

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

Same Property NOI is a supplemental, non-GAAP financial measure utilized to evaluate the operating performance of real estate companies and is frequently used by securities analysts, investors and other interested parties in understanding business and operating results regarding the underlying economics of our business operations. It includes only the net operating income of properties owned for the full period presented, which eliminates disparities in net income due to the acquisition or disposition of properties during the period presented, and therefore provides a more consistent metric for comparing the performance of properties. Management uses Same Property NOI to review operating results for comparative purposes with respect to previous periods or forecasts, and also to evaluate future prospects. Same Property NOI is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, net income (determined in accordance with GAAP) or other GAAP financial measures. Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of Same Property NOI may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to such other REITs.

The following table provides a reconciliation of net income (loss) attributable to common stockholders to Same Property NOI for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$23,473	$(43,262)	$38,874	$(62,760)
Adjustments:
Revenue adjustments (1)	(17,628)	(16,016)	(34,093)	(31,352)
Depreciation and amortization	109,666	108,622	222,934	220,399
Impairment of real estate assets	—	1,531	—	1,531
General and administrative	19,939	18,724	39,597	41,781
Total other (income) expense	68,520	98,790	140,437	189,291
Equity in income of unconsolidated joint ventures	(71)	(507)	(136)	(754)
Gain on disposal of investments in unconsolidated joint ventures	—	—	(1,820)	—
Pro rata share of same property NOI of unconsolidated joint ventures	172	181	362	363
(Income) loss from discontinued operations	—	36,678	(19,213)	40,485
Net income (loss) attributable to non-controlling interests	7,825	(13,583)	34,164	(19,531)
Non-same property NOI	(13,361)	138	(26,934)	269
Same property NOI	$198,535	$191,296	$394,172	$379,722
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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2014.

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

We may use additional derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties or unsecured debt obligations. To the extent we do we are exposed to market and credit risk. Market risk is the adverse effect on the value of the financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value derivative contract is positive, the counterparty owes us, which creates credit risk to us. We will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. The Company has entered into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

As of June 30, 2014, we had $1.8 billion of outstanding floating rate borrowings under the Unsecured Credit Facility and $600.0 million of outstanding floating rate borrowings under the Term Loan. $1.5 billion of the borrowings under the Unsecured Credit Facility are subject to interest rate swap agreements, which effectively convert the interest rate on the borrowings from floating to fixed. During the three and six months ended June 30, 2014, no payment was received from the respective counterparties to the interest rate cap agreements.

As of June 30, 2014, our variable rate debt consisted primarily of the following:

•	Unsecured Credit Facility, which is comprised of the Term Loan Facility and the Revolving Facility, which bore interest at a rate equal to LIBOR plus an interest spread of 150 basis points.

•	$600.0 million Term Loan which bore interest at a rate equal to LIBOR plus an interest spread of 140 basis points.

If market rates of interest on our variable rate debt increased by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $8.7 million (this includes the impact of the $1.5 billion of interest rate swap agreements). If market rates of interest on our variable rate debt decreased by 1%, the decrease in annual interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.6 million (this includes the impact of the $1.5 billion of interest rate swap agreements). As of June 30, 2014, LIBOR was 0.15%. Even if LIBOR were 0%, our Unsecured Credit Facility and Term Loan are subject to interests spreads of 150 and 140 basis points, respectively. Accordingly, the decrease in LIBOR with respect to these debt instruments would have a nominal effect on future earnings and cash flows. This assumes that the amount outstanding under our variable rate debt remains at approximately $2.4 billion, the balance as of June 30, 2014. The foregoing assumes that our total debt outstanding remains at approximately $5.9 billion, the balance as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our annual report on Form 10-K, for the fiscal year ended December 31, 2013.

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

BRIXMOR PROPERTY GROUP INC.

Dated: August 5, 2014	By:	/s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 5, 2014	By:	/s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 5, 2014	By:	/s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)