Form 10-Q
period 2014-09-30
Brixmor Property Group Inc.
filed 2014-11-04
CIK 1581068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2014, the registrant had 245,095,327 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)

	September 30, 2014	December 31, 2013
Assets
Real estate
Land	$1,998,837	$2,055,802
Buildings and improvements	8,751,020	8,781,926
	10,749,857	10,837,728
Accumulated depreciation and amortization	(1,452,732)	(1,190,170)
Real estate, net	9,297,125	9,647,558

Investments in and advances to unconsolidated joint ventures	5,216	9,205
Cash and cash equivalents	92,758	113,915
Restricted cash	56,240	75,457
Marketable securities	21,225	22,104
Receivables, net	170,615	178,505
Deferred charges and prepaid expenses, net	118,933	105,522
Other assets	13,298	19,650
Total assets	$9,775,410	$10,171,916

Liabilities
Debt obligations, net	$5,933,358	$5,981,289
Financing liabilities, net	121,470	175,111
Accounts payable, accrued expenses and other liabilities	677,701	709,529
Total liabilities	6,732,529	6,865,929

Redeemable non-controlling interests	21,467	21,467

Commitments and contingencies	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 245,095,327 and 229,689,960 shares outstanding	2,451	2,297
Additional paid in capital	2,710,839	2,543,690
Accumulated other comprehensive loss	(3,866)	(6,812)
Distributions and accumulated losses	(275,043)	(196,707)
Total stockholders' equity	2,434,381	2,342,468
Non-controlling interests	587,033	942,052
Total equity	3,021,414	3,284,520
Total liabilities and equity	$9,775,410	$10,171,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental income	$240,904	$223,225	$718,240	$654,079
Expense reimbursements	63,518	60,619	197,835	179,534
Other revenues	2,170	2,246	6,290	8,006
Total revenues	306,592	286,090	922,365	841,619

Operating expenses
Operating costs	28,805	28,036	95,595	85,542
Real estate taxes	44,369	42,015	132,650	124,711
Depreciation and amortization	111,150	108,479	334,084	328,878
Provision for doubtful accounts	2,771	3,071	8,636	7,956
Impairment of real estate assets	—	—	—	1,531
General and administrative	19,624	23,605	59,221	65,386
Total operating expenses	206,719	205,206	630,186	614,004

Other income (expense)
Dividends and interest	169	206	436	626
Interest expense	(65,545)	(84,601)	(199,464)	(270,845)
Gain on sale of real estate assets and acquisition of joint venture interest	—	1,502	378	2,223
Gain (loss) on extinguishment of debt, net	460	(18,265)	(2,573)	(17,783)
Other	(1,205)	(3,429)	(5,335)	(8,098)
Total other income (expense)	(66,121)	(104,587)	(206,558)	(293,877)

Income (loss) before equity in income of unconsolidated joint ventures	33,752	(23,703)	85,621	(66,262)
Equity in income of unconsolidated joint ventures	112	247	248	1,001
Gain on disposition of investments in unconsolidated joint ventures	—	—	1,820	—
Income (loss) from continuing operations	33,864	(23,456)	87,689	(65,261)

Discontinued operations
Income (loss) from discontinued operations	—	184	4,787	(892)
Gain on disposition of operating properties	—	—	14,426	2,631
Impairment of real estate held for sale	—	(1,283)	—	(43,323)
Income (loss) from discontinued operations	—	(1,099)	19,213	(41,584)

Net income (loss)	33,864	(24,555)	106,902	(106,845)

Non-controlling interests
Net (income) loss attributable to non-controlling interests	(6,834)	5,716	(40,998)	25,248

Net income (loss) attributable to common stockholders	$27,030	$(18,839)	$65,904	$(81,597)
Per common share:
Income (loss) from continuing operations:
Basic	$0.11	$(0.10)	$0.28	$(0.28)
Diluted	$0.11	$(0.10)	$0.28	$(0.28)
Net income (loss) attributable to common stockholders:
Basic	$0.11	$(0.10)	$0.28	$(0.45)
Diluted	$0.11	$(0.10)	$0.28	$(0.45)
Weighted average number of vested common shares:
Basic	244,078	180,675	233,781	180,675
Diluted	244,835	180,675	234,920	180,675
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$33,864	$(24,555)	$106,902	$(106,845)
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	4,517	(7,720)	2,941	(7,720)
Unrealized gain (loss) on marketable securities	(18)	37	5	27
Comprehensive income (loss)	38,363	(32,238)	109,848	(114,538)
Comprehensive (income) loss attributable to non-controlling interests	(6,834)	5,716	(40,998)	25,248
Comprehensive income (loss) attributable to the Company	$31,529	$(26,522)	$68,850	$(89,290)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands)

	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions and Accumulated Losses	Non-controlling Interests	Total
Beginning balance, January 1, 2014	229,689	$2,297	$2,543,690	$(6,812)	$(196,707)	$942,052	$3,284,520
Common stock dividends ($0.60 per common share)	—	—	—	—	(144,240)	—	(144,240)
Distributions to non-controlling interests	—	—	—	—	—	(38,589)	(38,589)
Redemption of Series A	—	—	6,222	—	—	(201,400)	(195,178)
Equity based compensation expense	—	—	5,404	—	—	1,615	7,019
Acquisition of non-controlling interests	—	—	437	—	—	(1,437)	(1,000)
Change in value of credit swap liability	—	—	—	2,941	—	—	2,941
Unrealized gain on marketable securities	—	—	—	5	—	—	5
Conversion of Operating Partnership units and BPG Subsidiary shares into common stock	15,406	154	155,086	—	—	(155,240)	—
Net income	—	—	—	—	65,904	40,032	105,936
Ending balance, September 30, 2014	245,095	$2,451	$2,710,839	$(3,866)	$(275,043)	$587,033	$3,021,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$106,902	$(106,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	334,515	338,379
Debt premium and discount amortization	(15,524)	(16,619)
Deferred financing cost amortization	6,708	8,703
Above- and below-market lease intangible amortization	(35,090)	(39,051)
Provisions of impairment	—	44,854
Gain on disposition of operating properties, disposition of investments in unconsolidated joint ventures and acquisition of joint venture interest	(16,624)	(4,854)
Equity based compensation	7,019	3,661
Other	(214)	(1,002)
(Gain) loss on extinguishment of debt, net	(4,245)	17,788
Changes in operating assets and liabilities:
Restricted cash	11,007	5,244
Receivables	6,513	(21,495)
Deferred charges and prepaid expenses	(29,787)	(25,288)
Other assets	357	(1,820)
Accounts payable, accrued expenses and other liabilities	753	12,988
Net cash provided by operating activities	372,290	214,643

Investing activities:
Improvements to and investments in real estate assets	(146,499)	(104,627)
Acquisitions of real estate assets	—	(23,792)
Proceeds from sales of real estate assets	2,778	44,866
Distributions from unconsolidated joint ventures	187	455
Contributions to unconsolidated joint ventures	—	(3)
Change in restricted cash attributable to investing activities	7,321	4,238
Purchase of marketable securities	(20,250)	(10,662)
Proceeds from sale of marketable securities	21,414	12,609
Net cash used in investing activities	(135,049)	(76,916)

Financing activities:
Repayment of debt obligations and financing liabilities	(827,460)	(2,479,830)
Proceeds from debt obligations	—	57,000
Repayment of borrowings under unsecured revolving credit facility	(675,047)	—
Proceeds from borrowings under unsecured credit facility	826,343	2,379,108
Proceeds from unsecured term loan	600,000	—
Deferred financing costs	(2,995)	(21,223)
Distributions to common stockholders	(124,128)	(28,368)
Distributions to non-controlling interests and other	(55,111)	(10,136)
Net cash used in financing activities	(258,398)	(103,449)

Change in cash and cash equivalents	(21,157)	34,278
Cash and cash equivalents at beginning of period	113,915	103,098
Cash and cash equivalents at end of period	$92,758	$137,376

Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	$178,969	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
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

In connection with the IPO, the Company acquired interests in 43 properties (the “Acquired Properties”) from certain investment funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) in exchange for 15.9 million common units of partnership interest (the “OP Units”) in Brixmor Operating Partnership LP (the “Operating Partnership”) having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties, the Company repaid $66.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties with a portion of the net proceeds of the IPO. During the nine months ended September 30, 2014, the Company repaid the remaining $7.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties.

Also in connection with the IPO the Company created a separate series of interest in the Operating Partnership (“Series A”) that allocated to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the “pre-IPO owners”) all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its portfolio (the “Non-Core Properties”).  During 2013, the Company disposed of 11 of the Non-Core Properties. During the nine months ended September 30, 2014, the Operating Partnership caused its ownership interests in all but one of the remaining 36 Non-Core Properties to be transferred to the pre-IPO owners. The 35 Non-Core Properties distributed to the pre-IPO owners had a carrying value of $179.0 million and a fair value of $195.2 million resulting in a gain of $16.2 million. The one remaining Non-Core Property was transferred to the lender in satisfaction of the property's mortgage balance and, following such transfer, on March 28, 2014, the Series A was terminated. The operating results of the 44 wholly-owned Non-Core Properties, including the gain on disposition, are included in Discontinued operations on the unaudited Condensed Consolidated Statements of Operations. The operating results of the remaining three Non-Core Properties, in which the Company owned a 20% interest, are included in Equity in income of unconsolidated joint ventures within continuing operations, through their distribution date, on the unaudited Condensed Consolidated Statements of Operations.

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2014 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and accompanying notes included in the Company's current report on Form 8-K filed with the SEC on May 27, 2014.

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

Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2014 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2014 through the date the financial statements were issued other than those disclosed in Notes 6 and 7.

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

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU 2014-08 is expected to eliminate discontinued operations reporting for disposals that are routine in nature and do not change the Company’s strategy.

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

2.    Acquisition of Real Estate
During the three and nine months ended September 30, 2014, the Company did not make any acquisitions of real estate.

During the three and nine months ended September 30, 2013, the Company acquired one building, located adjacent to one of the Company's existing shopping centers, for approximately $5.1 million and acquired the remaining 70% partnership interest in Arapahoe Crossings, L.P. that was previously owned by an unaffiliated third party for a net purchase price of $18.7 million. In connection with the acquisition, a gain of $1.1 million on the step-up of the Company's original 30% interest was recognized. The acquisition of the partnership interest included the assumption of debt obligations of approximately $41.8 million, which were paid off with the proceeds from the Company's Unsecured Credit Facility (see Note 5 for additional information).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Discontinued operations:
Revenues	$—	$8,762	$267	$28,004
Operating expenses	—	(6,175)	(1,293)	(21,992)
Other income (expense), net	—	(2,403)	5,813	(6,904)
Income (loss) from discontinued operating properties	—	184	4,787	(892)
Gain on disposition of operating properties	—	—	14,426	2,631
Impairment on real estate held for sale	—	(1,283)	—	(43,323)
Income (loss) from discontinued operations	—	(1,099)	19,213	(41,584)
Net (income) loss attributable to non-controlling interests	—	268	(19,199)	10,126
Net income (loss) attributable to common stockholders	$—	$(831)	$14	$(31,458)

Discontinued operations includes the results of 51 shopping centers, including 44 Non-Core Properties, disposed of during the year ended December 31, 2013 and the nine months ended September 30, 2014.

As of September 30, 2014, the Company did not have any properties classified as held for sale. As of December 31, 2013, the Company had one property classified as held for sale and it is presented in Other assets within the unaudited Condensed Consolidated Balance Sheets. The property had a carrying value of approximately $5.5 million as of December 31, 2013.

During the nine months ended September 30, 2014, one of the Non-Core Properties was transferred to the lender in satisfaction of the property's mortgage balance resulting in a $6.1 million gain on extinguishment of debt.

During the three months ended September 30, 2013, the Company disposed of three shopping centers for aggregate proceeds of $12.7 million.

During the nine months ended September 30, 2013, the Company disposed of ten shopping centers for aggregate proceeds of $40.5 million.

During the three and nine months ended September 30, 2014, the Company did not recognize any provisions for impairment. During the three and nine months ended September 30, 2013, the Company recognized provisions for impairment of $1.3 million and $43.3 million, respectively.

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

4.    Real Estate
The Company's components of Real estate, net consisted of the following:

	September 30, 2014	December 31, 2013
Land	$1,998,837	$2,055,802
Buildings and improvements:
Building	7,327,482	7,436,072
Building and tenant improvements	500,712	373,907
Other rental property (1)	922,826	971,947
	10,749,857	10,837,728
Accumulated depreciation and amortization	(1,452,732)	(1,190,170)
Total	$9,297,125	$9,647,558

(1)
At September 30, 2014 and December 31, 2013, Other rental property consisted of intangible assets including: (i) $838.0 million and $881.9 million, respectively, of in-place lease value, (ii) $84.8 million and $90.0 million, respectively, of above-market leases, and (iii) $526.3 million and $462.5 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at September 30, 2014 and December 31, 2013, the Company had intangible liabilities relating to below-market leases of $529.6 million and $541.8 million, respectively, and accumulated amortization of $190.0 million and $153.6 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company's unaudited Condensed Consolidated Balance Sheets, are amortized over the term of each related lease, including any renewal periods, with fixed rentals that are considered to be below market.

Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the three months ended September 30, 2014 and 2013 was $18.1 million and $19.5 million, respectively. Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the nine months ended September 30, 2014 and 2013 was $58.4 million and $67.6 million, respectively. The estimated net amortization expense associated with the Company's intangible assets and liabilities for the next five years is as follows:

Year ending December 31,	Estimated net amortization expense
2014 (remaining three months)	$15,859
2015	45,828
2016	22,034
2017	9,804
2018	3,655

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

During the three and nine months ended September 30, 2014, the Company did not recognize any provisions for impairment, excluding any provisions for impairment included in Discontinued operations. During the nine months ended September 30, 2013, the Company recognized provisions for impairment of $1.5 million, excluding provisions for impairment included in Discontinued operations.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three and nine months ended September 30, 2014, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2013, the Company entered into five forward starting interest rate swap agreements with a notional amount of $1,500.0 million to hedge the variable cash flows associated with third party debt.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2014 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of September 30, 2014 and December 31, 2013, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2014	December 31, 2013
Gross derivative assets	$—	$—
Gross derivative liabilities	(3,854)	(6,795)
Net derivative liability	$(3,854)	$(6,795)

All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Amount of gain (loss) recognized in OCI on derivative	$1,999	$(4,531)
Amount of loss reclassified from accumulated OCI into interest expense	$(2,518)	$(7,472)

The Company estimates that approximately $8.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the nine months ended September 30, 2014 and the year ended December 31, 2013.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. The Company’s only non-designated interest rate derivatives held as of September 30, 2014 and December 31, 2013 were interest rate caps. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2014 and December 31, 2013, the fair value of these interest rate caps was nominal, and, during the three and nine months ended September 30, 2014, and 2013, no payments were received from the respective counterparties.

A detail of the Company’s non-designated interest rate derivatives outstanding as of September 30, 2014 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Caps	4	$521,105

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $4.7 million.

6.    Debt Obligations
As of September 30, 2014 and December 31, 2013, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2014	December 31, 2013	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$3,203,987	$3,444,578	4.90% - 8.00%	2015 – 2021
Variable rate mortgage and secured loans	—	483,604	N/A	N/A
Total mortgage and secured loans	3,203,987	3,928,182
Net unamortized premium	73,333	93,077
Total mortgage and secured loans, net	$3,277,320	$4,021,259

Notes payables
Unsecured notes(3)(4)	$293,657	$353,617	5.25% - 7.97%	2015 - 2029
Net unamortized discount	(9,094)	(13,766)
Total notes payable, net	$284,563	$339,851

Unsecured Credit Facility(5)	$1,771,475	$1,620,179	1.69%	2017 – 2018

Unsecured Term Loan	600,000	—	1.59%	2019

Total debt obligations, net	$5,933,358	$5,981,289

(1)
The Company's mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of September 30, 2014 of approximately $4.1 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.95% as of September 30, 2014.

(3)	The weighted average interest rate on the Company’s unsecured notes was 5.75% as of September 30, 2014.

(4)
The Company had a one-time put repurchase right to certain unsecured notes that required the Company to offer to repurchase the notes if tendered by holders (but did not require the holders to tender) for an amount equal to the principal amount plus accrued and unpaid interest on January 15, 2014. In January 2014, $57.7 million of these notes was tendered to, and repurchased by the Company. The Company also repaid an additional $2.2 million of the notes in separate transactions during the nine months ended September 30, 2014.

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

On September 18, 2014, Brixmor LLC, an indirect subsidiary of the Company, commenced a cash tender offer for $68.7 million of its unsecured notes at premiums ranging from 10.13% to 19.25% above par value. The unsecured notes have stated interest rates ranging from 6.90% to 7.97% and maturity dates ranging from August 14, 2026 to July 30, 2029. On October 17, 2014, upon completion of the tender offer, Brixmor LLC purchased $50.2 million principal amount of the unsecured notes.

In addition, during the nine months ended September 30, 2014, the Company repaid $684.4 million of mortgages and secured loans and repaid $60.0 million of unsecured notes, resulting in a $2.6 million net loss on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

Pursuant to the terms of the Term Loan and Unsecured Credit Facility, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of September 30, 2014 and December 31, 2013, the Company had accrued interest of $24.0 million and $32.2 million outstanding, respectively. As of September 30, 2014, scheduled maturities of the Company's outstanding debt obligations were as follows:

Year ending December 31,
2014 (remaining three months)	$8,392
2015	726,304
2016	1,258,881
2017	622,233
2018	1,520,660
Thereafter	1,732,649
Total debt maturities	5,869,119
Net unamortized premiums on mortgages	73,333
Net unamortized discount on notes	(9,094)
Total debt obligations	$5,933,358

7.     Financing Liabilities
As of September 30, 2014 and December 31, 2013, the Company had the following financing liabilities outstanding:

	Carrying Value as of
	September 30, 2014	December 31, 2013	Stated Interest Rates	Scheduled Maturity Date
Financing Liabilities
Inland preferred interest (1)	$121,470	$130,966	11.00%	2015
Capital leases (2)	—	41,723	N/A	N/A
Total financing liabilities	121,470	172,689
Net unamortized premium	—	2,422
Total financing liabilities, net	$121,470	$175,111

(1)
On December 6, 2010, the Company formed a real estate venture with Inland American CP Investment, LLC (“Inland”). The Company contributed 25 shopping centers with a fair value of approximately $471.0 million and Inland contributed cash of $121.5 million, resulting in Inland receiving a 70% ownership interest with a cumulative preferential share of cash flow generated by the shopping centers at an 11% stated return. The Company received a 30% ownership interest, subordinated to Inland’s preferred interest. Due to the venture agreement providing Inland with the right to put its interest to the Company for an amount of cash equal to the amount it contributed plus accrued interest beginning December 6, 2015, the Company consolidates the real estate venture under the financing method which requires the amount Inland contributed to be reflected as a liability. The venture agreement also provided the Company with the right to purchase Inland’s interest, beginning December 6, 2014, for an amount of cash determined on the same basis as described above. In October 2014, the Company exercised its right to acquire Inland's interest and expects the transaction to close in December 2014.

(2)	During the nine months ended September 30, 2014, the Company exercised its option to purchase the underlying assets subject to the capital leases.

8.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management's judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2014		December 31, 2013
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$3,277,320	$3,448,809	$4,021,259	$4,179,640
Notes payable	284,563	320,238	339,851	371,393
Unsecured credit facility and term loan	2,371,475	2,371,475	1,620,179	1,620,179
Total debt obligations	$5,933,358	$6,140,522	$5,981,289	$6,171,212

Financing liabilities	$121,470	$121,470	$175,111	$175,111

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

At September 30, 2014 and December 31, 2013, the fair values of the Company’s marketable securities, valued based on quoted market prices, were classified within Level 1 of the fair value hierarchy. Conversely, at September 30, 2014 and December 31, 2013, the fair values of the Company’s mortgage and secured loans, notes payable, financing liabilities and interest rate caps, valued based on discounted cash flow or other similar methodologies were classified within Level 3 of the fair value hierarchy.

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

The changes in redeemable non-controlling interests are as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Balance at beginning of period	$21,467	$21,467
Distributions to redeemable non-controlling interests	(966)	(1,288)
Preferred return	966	1,288
Balance at end of period	$21,467	$21,467

10. Non-controlling Interests
The non-controlling interests presented in these unaudited Condensed Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

On July 1, 2014, Blackstone completed a secondary offering of 34.4 million shares of the Company's common stock. In connection with this secondary offering, the Company incurred $0.9 million of expenses which is included in Other income (expense) on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014. In addition, the Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the secondary offering. The Company paid Blackstone Advisory Partners L.P. a $0.5 million fee upon successful completion of the offering. The underwriters of the offering reimbursed the Company for such fee.

Blackstone Retail Transaction II Holdco L.P. (“Holdco II”), an affiliate of Blackstone Real Estate Partners VI, L.P. and certain members of the Company’s management collectively own 16.96% of BPG Sub’s outstanding vested shares as of September 30, 2014. During the nine months ended September 30, 2014, 8.5 million shares of BPG Sub were exchanged for an equal number of the Company’s common shares. Holders of outstanding BPG Sub shares may, from and after the first anniversary of the IPO, redeem their BPG Sub shares for shares of the Company’s common stock on a one-for-one basis subject to customary rate adjustments for splits, share dividends and reclassifications, or, at the Company’s election, for cash. Notwithstanding the foregoing, affiliates of The Blackstone Group L.P. and Centerbridge Partners L.P. are generally permitted to exchange their BPG Sub shares at anytime.

Certain investments funds affiliated with The Blackstone Group L.P. and certain members of the Company’s management collectively own 2.96% of the Operating Partnership’s outstanding vested units as of September 30, 2014. During the nine months ended September 30, 2014, 6.9 million OP Units were converted to an equal number of the Company's common shares. Holders of outstanding OP Units may, from and after the first anniversary of the IPO, redeem their OP Units for cash, or at the Company's election, exchange their OP Units for shares of the Company’s common stock on a one-for-one basis subject to customary rate adjustments for splits, unit distributions and reclassifications. Notwithstanding the foregoing, affiliates of The Blackstone Group L.P. and Centerbridge Partners L.P. are generally permitted to exchange their OP Units at anytime.

Also in connection with the IPO, the Company created the Series A that allocated to certain funds affiliated with the pre-IPO owners all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its Non-Core Properties.  During 2013, the Company disposed of 11 of the Non-Core Properties. As of December 31, 2013, the Company owned a 100% interest in 33 of the Non-Core Properties and a 20% interest in three of the Non-Core Properties.  During the nine months ended September 30, 2014, the Operating Partnership caused all but one of the Non-Core Properties to be transferred to the pre-IPO owners. The remaining None-Core Property was transferred to the lender in satisfaction of the property's mortgage balance, and, following such transfer, on March 28, 2014, the Series A was terminated.

11. Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provided them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by two of the Company’s current equity holders, BRE Retail Holdco L.P. and Holdco II (the “Partnerships”), in the form of Class B Units in each of the Partnerships. The awards were granted with service, performance and market conditions. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the “RSAs”). The RSAs are subject to the same vesting terms as those applicable to the exchanged Class B Units.

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

During the nine months ended September 30, 2014, the Company granted restricted stock units (“RSUs”) in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into three tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.6 million for the nine months ended September 30, 2014, with service periods ranging from one to five years.

The Company recognized $1.9 million and $2.1 million of equity based compensation expense for the three months ended September 30, 2014 and 2013, respectively. The Company recognized $7.0 million and $3.7 million of equity based compensation expense for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company had $22.2 million of total unrecognized compensation cost related to unvested stock compensation, including $5.8 million associated with a portion of the RSAs subject to performance and market conditions which vest on the date, if any, that the Company's pre-IPO Owners receive cash proceeds resulting in a 15% internal rate of return on their investment in the Company, subject to continued employment on such date. The remaining $16.4 million of unrecognized compensation cost related to unvested stock compensation is expected to be recognized over a weighted average period of approximately 2.1 years.

12.     Earnings per Share
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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Computation of Basic Earnings Per Share:
Income (loss) from continuing operations	$33,864	$(23,456)	$87,689	$(65,261)
(Income) loss attributable to non-controlling interests	(6,834)	5,448	(21,799)	15,122
Dividends on unvested restricted shares	(268)	—	(805)	—
Income (loss) from continuing operations attributable to common stockholders	26,762	(18,008)	65,085	(50,139)
Income (loss) from discontinued operations, net of non-controlling interests	—	(831)	14	(31,458)
Net income (loss) attributable to the Company's common stockholders for basic earnings per share	$26,762	$(18,839)	$65,099	$(81,597)

Weighted average number of vested common shares outstanding - basic	244,078	180,675	233,781	180,675

Basic Earnings Per Share Attributable to the Company's Common Stockholders:
Income (loss) from continuing operations	$0.11	$(0.10)	$0.28	$(0.28)
Income (loss) from discontinued operations	—	—	—	(0.17)
Net income (loss)	$0.11	$(0.10)	$0.28	$(0.45)

Computation of Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to common stockholders	$26,762	$(18,008)	$65,085	$(50,139)
Income (loss) from discontinued operations, net of nonconvertible non-controlling interests	—	(831)	14	(31,458)
Net income (loss) attributable to the Company's common stockholders for diluted earnings per share	$26,762	$(18,839)	$65,099	$(81,597)

Weighted average common shares outstanding - basic	244,078	180,675	233,781	180,675
Effect of dilutive securities:
Equity awards	757	—	1,139	—
Weighted average common shares outstanding - diluted	244,835	180,675	234,920	180,675

Diluted Earnings Per Share Attributable to the Company's Common Stockholders:
Income (loss) from continuing operations	$0.11	$(0.10)	$0.28	$(0.28)
Income (loss) from discontinued operations	—	—	—	(0.17)
Net income (loss)	$0.11	$(0.10)	$0.28	$(0.45)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The effect of the assumed conversion of convertible OP Units and BPG Sub shares had an anti-dilutive effect upon the calculation of income from continuing operations per share for the three and nine months ended September 30, 2014 and 2013. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share. For the three months ended September 30, 2014, the weighted average number of vested OP Units and BPG Sub shares outstanding was 9.0 million shares and 49.9 million shares, respectively. For the nine months ended September 30, 2014, the weighted average number of vested OP Units and BPG Sub shares outstanding was 13.4 million shares and 55.2 million shares, respectively.

13.    Commitments and Contingencies
Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the three months ended September 30, 2014 and 2013, the Company recognized rent expense associated with these leases of $2.3 million and $2.5 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company recognized rent expense associated with these leases of $7.1 million and $7.3 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows: 2014, $2.7 million; 2015, $7.4 million; 2016, $7.0 million; 2017, $6.9 million; 2018, $6.5 million and thereafter, $98.3 million.

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

14.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into customary agreements with its affiliates and unconsolidated joint ventures in relation to the leasing and management of its and/or its related parties' real estate assets.

As of September 30, 2014 and December 31, 2013, receivables from related parties were $4.2 million and $6.1 million, respectively, which are included in Receivables, net in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, there were no material payables to related parties.

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

We expect the following set of core competencies to position us to execute on our growth strategies:

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

The amount of rental income and expense reimbursements we receive is primarily dependent on our ability to maintain or increase rental rates and on our ability to lease available space, including renewing expiring leases. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (3) the attractiveness of properties in our portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents; (5) in the case of percentage rents, our tenants' sales volumes; (6) competition from other available properties; (7) changes in market rental rates; and (8) changes in the regional demographics of our properties.

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

Portfolio and Financial Highlights

•
As of September 30, 2014, we owned interests in 522 shopping centers (the “Total Portfolio”), including 521 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•
Billed occupancy for the Total Portfolio was 90.8% and 90.2% as of September 30, 2014 and 2013, respectively. Leased occupancy for the Total Portfolio was 92.7% and 92.1% at September 30, 2014 and 2013, respectively.

•
During the three months ended September 30, 2014, we executed 535 leases in our Total Portfolio totaling 3.3 million square feet of GLA, including 194 new leases totaling 1.0 million square feet of GLA and 341 renewals totaling 2.3 million square feet of GLA. The average annualized cash base rent (“ABR”) under the new leases increased 32.5% from the prior tenant’s ABR and increased 13.9% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Total Portfolio is $13.20 and the average ABR per leased square foot of these new and renewal leases in our Total Portfolio is $12.93. The cost per square foot for tenant improvements and leasing commissions for new leases was $18.04 and $3.09, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $1.00 and $0.03, respectively.

•
During the nine months ended September 30, 2014, we executed 1,616 leases in our Total Portfolio totaling 10.0 million square feet of GLA, including 610 new leases totaling 2.9 million square feet of GLA and 1,006 renewals totaling 7.1 million square feet of GLA. The ABR under the new leases increased 27.7% from the prior tenant’s ABR and increased 12.2% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Total Portfolio is $13.46 and the average ABR per leased square foot of these new and renewal leases in our Total Portfolio is $12.42. The cost per square foot for tenant improvements and leasing commissions for new leases was $16.17 and $2.65, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.82 and $0.03, respectively.

Disposition Activity

•	There were no dispositions during the three months ended September 30, 2014.

•
In connection with the IPO, the Company created a separate series of interest in the Operating Partnership that allocated to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the “pre-IPO owners”) all of the economic consequences of ownership of the Operating Partnership's interest in certain properties that the Operating Partnership had historically held in its portfolio (the “Non-Core Properties”). See Note 1 - Nature of Business and Financial Statement Presentation in the unaudited Notes to the Condensed Consolidated Financial Statements located elsewhere in this report. During the nine months ended September 30, 2014, we transferred our ownership interests in 35 Non Core-Properties to the pre-IPO owners. The 35 Non-Core Properties distributed to the pre-IPO owners had a carrying value of $179.0 million and a fair value of $195.2 million, resulting in a gain of $16.2 million. The remaining Non-Core Property was transferred to the lender in satisfaction of the property's mortgage balance. In addition, we sold a building in one of our shopping centers for net proceeds of $2.8 million.

Results of Operations
Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
Revenues (in thousands)

	Three months ended September 30,
	2014	2013	$ Change
Revenues
Rental income	$240,904	$223,225	$17,679
Expense reimbursements	63,518	60,619	2,899
Other revenues	2,170	2,246	(76)
Total revenues	$306,592	$286,090	$20,502

Rental income
The increase in rental income for the three months ended September 30, 2014 of $17.7 million, as compared to the corresponding period in 2013, was primarily due to a $20.1 million increase in ABR driven by (i) an increase in billed occupancy from 90.2% as of September 30, 2013 to 90.8% as of September 30, 2014, (ii) an increase in leasing spreads of 13.9% for both new and renewal leases, and (iii) $14.2 million of ABR from the Acquired Properties, partially offset by (iv) a decrease in the amortization of above and below market lease intangibles and lease settlement income.

Expense reimbursements
The increase in expense reimbursements for the three months ended September 30, 2014, of $2.9 million, as compared to the corresponding period in 2013, was primarily due to an increase in reimbursable expenses related to the Acquired Properties and an increase in the recovery percentage for properties owned for the entirety of both periods to 87.1% for 2014, as compared to 86.1% for the same period in 2013. The increased percentage of recoveries from tenants is primarily attributable to increased occupancy of our portfolio.

Other revenues
The decrease in other revenues for the three months ended September 30, 2014, of $0.1 million as compared to the corresponding period in 2013, was primarily due to a decrease in fee revenues resulting from the acquisition of the Acquired Properties at the time of the IPO, which were managed by the Company prior to the IPO.

Operating Expenses (in thousands)

	Three months ended September 30,
	2014	2013	$ Change
Operating expenses
Operating costs	$28,805	$28,036	$769
Real estate taxes	44,369	42,015	2,354
Depreciation and amortization	111,150	108,479	2,671
Provision for doubtful accounts	2,771	3,071	(300)
General and administrative	19,624	23,605	(3,981)
Total operating expenses	$206,719	$205,206	$1,513

Operating costs
The increase in operating costs for the three months ended September 30, 2014 of $0.8 million, as compared to the corresponding period in 2013, was due to $2.0 million of operating costs for the Acquired Properties as well as an increase in utility expenses, partially offset by decreased roof and parking lot repairs and maintenance expenses.

Real estate taxes
The increase in real estate taxes for the three months ended September 30, 2014 of $2.4 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of the Acquired Properties and the purchase of 100% ownership in a previously unconsolidated joint venture.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended September 30, 2014 of $2.7 million, as compared to the corresponding period in 2013, was primarily due to $10.7 million of depreciation and amortization recorded in connection with the Acquired Properties, partially offset by a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
Provision for doubtful accounts remained approximately the same for the three months ended September 30, 2014 as compared to the corresponding period in 2013.

General and administrative
The decrease in general and administrative costs for the three months ended September 30, 2014 of $4.0 million, as compared to the corresponding period in 2013, was primarily due to a $2.3 million decrease in expense associated with the acceleration of certain of our long term incentive plans in connection with our IPO and a decrease in personnel related expenses associated with the realignment of certain corporate functions in 2013.

Other Income and Expenses (in thousands)

	Three months ended September 30,
	2014	2013	$ Change
Other income (expense)
Dividends and interest	$169	$206	$(37)
Interest expense	(65,545)	(84,601)	19,056
Gain on sale of real estate assets	—	1,502	(1,502)
Gain (loss) on extinguishment of debt, net	460	(18,265)	18,725
Other	(1,205)	(3,429)	2,224
Total other income (expense)	$(66,121)	$(104,587)	$38,466

Dividends and interest
Dividends and interest remained approximately the same for the three months ended September 30, 2014, as compared to the corresponding period in 2013.

Interest expense
The decrease in interest expense for the three months ended September 30, 2014 of $19.1 million, as compared to the corresponding period in 2013, was primarily due to the 2013 repayment of $2.6 billion of secured mortgage loans, unsecured notes and financing liabilities with a weighted-average interest rate of 5.71% and the 2014 repayment of $797.7 million of secured mortgages loans, unsecured notes and financing liabilities with a weighted-average interest rate of 4.67%, which decreased interest expense by $28.7 million, partially offset by an increase of $9.4 million of interest expense on our Unsecured Credit Facility and Term Loan. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility and Term Loan which had a weighted average interest rate of 2.1% as of September 30, 2014 as well as from proceeds of our initial public offering.

Gain on sale of real estate assets
During the three months ended September 30, 2014, there were no gains on the sale of real estate assets. During the three months ended September 30, 2013, we disposed of one land parcel for net proceeds of $0.5 million resulting in a gain of $0.4 million. In addition, the Company purchased the remaining 70% interest in a shopping center held through an unconsolidated joint venture resulting in a gain of $1.1 million on the step-up of the original 30% interest.

Gain (loss) on extinguishment of debt, net
During the three months ended September 30, 2014, we repaid a $5.1 million mortgage loan resulting in a $0.5 million gain on extinguishment of debt. During the three months ended September 30, 2013, we repaid $2.4 billion of mortgage loans resulting in a net $18.3 million loss on extinguishment of debt.

Other
The decrease in other for the three months ended September 30, 2014 of $2.2 million, as compared to the corresponding period in 2013, was primary due to expenses incurred in 2013 related to our IPO. In addition, during the three months ended September 30, 2014, we had $2.6 million of income related to the settlement of a gain contingency associated with one of our properties, partially offset by $2.4 million of expense related to the termination of one of our corporate office leases.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three months ended September 30,
	2014	2013	$ Change
Equity in income of unconsolidated joint ventures	$112	$247	$(135)

The decrease in equity in income of unconsolidated joint ventures for the three months ended September 30, 2014 of $0.1 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of the interests of an unconsolidated joint venture in 2013 and the disposal of our interests in three unconsolidated joint ventures during 2014.

Discontinued Operations (in thousands)

	Three months ended September 30,
	2014	2013	$ Change
Discontinued operations
Income (loss) from discontinued operations	$—	$184	$(184)
Impairment of real estate held for sale	—	(1,283)	1,283
Income (loss) from discontinued operations	$—	$(1,099)	$1,099

Income (loss) from discontinued operations
Results from discontinued operations include the results from the following: (i) 33 Non-Core Properties disposed of during the nine months ended September 30, 2014, and (ii) 18 shopping centers disposed of during 2013, including 11 Non-Core Properties. There were no properties classified as held for sale at September 30, 2014.

Impairment of real estate held for sale
During the three months ended September 30, 2014, we did not recognize any provisions for impairment. During the three months ended September 30, 2013, we recognized $1.3 million of provisions for impairment relating to seven shopping centers. For purposes of measuring this provision, fair value was determined based on either of the following: (i) contracts with buyers or purchase offers from potential buyers, adjusted to reflect associated disposition costs; or (ii) internal analysis. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and expectations for growth, the Operating Partnership determined that such fair value measurements were classified within Level 3 of the fair value hierarchy.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
Revenues (in thousands)

	Nine months ended September 30,
	2014	2013	$ Change
Revenues
Rental income	$718,240	$654,079	$64,161
Expense reimbursements	197,835	179,534	18,301
Other revenues	6,290	8,006	(1,716)
Total revenues	$922,365	$841,619	$80,746

Rental income
The increase in rental income for the nine months ended September 30, 2014 of $64.2 million, as compared to the corresponding period in 2013, was primarily due to a $62.2 million increase in ABR driven by (i) an increase in billed occupancy from 90.2% as of September 30, 2013 to 90.8% as of September 30, 2014, (ii) an increase in leasing spreads of 12.2% for both new and renewal leases, and (iii) $42.1 million of ABR from the Acquired Properties, partially offset by (iv) a decrease in the amortization of above and below market lease intangibles and lease settlement income.

Expense reimbursements
The increase in expense reimbursements for the nine months ended September 30, 2014, of $18.3 million, as compared to the corresponding period in 2013, was primarily due to an increase in expense reimbursements related to the Acquired Properties and an increase in the recovery percentage for properties owned for the entirety of both periods to 86.8% for 2014, as compared to 85.1% for the same period in 2013. The increased percentage of recoveries from tenants is primarily attributable to increased occupancy of our portfolio coupled with reconciliation income due to year end billings.

Other revenues
The decrease in other revenues for the nine months ended September 30, 2014 of $1.7 million as compared to the corresponding period in 2013 was primarily due to a decrease in fee revenues resulting from the acquisition of the Acquired Properties at the time of the IPO, which were managed by the Company prior to the IPO.

Operating Expenses (in thousands)

	Nine months ended September 30,
	2014	2013	$ Change
Operating expenses
Operating costs	$95,595	$85,542	$10,053
Real estate taxes	132,650	124,711	7,939
Depreciation and amortization	334,084	328,878	5,206
Provision for doubtful accounts	8,636	7,956	680
Impairment of real estate assets	—	1,531	(1,531)
General and administrative	59,221	65,386	(6,165)
Total operating expenses	$630,186	$614,004	$16,182

Operating costs
The increase in operating costs for the nine months ended September 30, 2014 of $10.1 million, as compared to the corresponding period in 2013, was due to $6.0 million of operating costs for the Acquired Properties, increased insurance expenses, increased weather related expenses including snow removal expenses, utility expenses, roof and parking lot repairs and maintenance expenses.

Real estate taxes
The increase in real estate taxes for the nine months ended September 30, 2014 of $7.9 million, as compared to the corresponding period in 2013, was primarily due to the Acquired Properties and the purchase of 100% ownership in a previously unconsolidated joint venture.

Depreciation and amortization
The increase in depreciation and amortization for the nine months ended September 30, 2014 of $5.2 million, as compared to the corresponding period in 2013, was primarily due to $32.2 million of depreciation and amortization recorded in connection with the Acquired Properties, partially offset by a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The increase in the provision for doubtful accounts for the nine months ended September 30, 2014 of $0.7 million, as compared to the corresponding period in 2013, was primarily due to the Acquired Properties.

Impairment of real estate assets
During the nine months ended September 30, 2014, we did not recognize any provisions for impairment. During the nine months ended September 30, 2013, we recognized provisions for impairment of $1.5 million relating to one land parcel. For purposes of measuring this provision, fair value was determined based upon contracts with buyers, adjusted to reflect associated disposition costs.

General and administrative
The decrease in general and administrative costs for the nine months ended September 30, 2014 of $6.2 million, as compared to the corresponding period in 2013, was primarily due to a $2.9 million decrease in expense associated with the acceleration of certain of our long term incentive plans in connection with our IPO and a decrease in personnel related expenses associated with the realignment of certain corporate functions in 2013, partially offset by a $3.4 million increase in stock based compensation expense in 2014.

Other Income and Expenses (in thousands)

	Nine months ended September 30,
	2014	2013	$ Change
Other income (expense)
Dividends and interest	$436	$626	$(190)
Interest expense	(199,464)	(270,845)	71,381
Gain on sale of real estate assets	378	2,223	(1,845)
Gain (loss) on extinguishment of debt, net	(2,573)	(17,783)	15,210
Other	(5,335)	(8,098)	2,763
Total other income (expense)	$(206,558)	$(293,877)	$87,319

Dividends and interest
Dividends and interest remained approximately the same for the nine months ended September 30, 2014, as compared to the corresponding period in 2013.

Interest expense
The decrease in interest expense for the nine months ended September 30, 2014 of $71.4 million, as compared to the corresponding period in 2013, was primarily due to the 2013 repayment of $2.6 billion of secured mortgage loans, unsecured notes and financing liabilities with a weighted-average interest rate of 5.71% and the 2014 repayment of $797.7 million of secured mortgages loans, unsecured notes and financing liabilities with a weighted-average interest rate of 4.67%, which decreased interest expense by $107.0 million, partially offset by an increase of $34.3 million of interest expense on our Unsecured Credit Facility and Term Loan. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility and Term Loan which had a weighted average interest rate of 2.1% as of September 30, 2014 as well as from proceeds of our initial public offering.

Gain on sale of real estate assets
During the nine months ended September 30, 2014, we disposed of one building for net proceeds of $2.8 million, resulting in a gain of $0.4 million. During the nine months ended September 30, 2013, we disposed of two land parcel for net proceeds of $1.4 million, resulting in a gain of $1.1 million. In addition, the Company purchased the remaining 70% interest in a shopping center held through an unconsolidated joint venture resulting in a gain of $1.1 million on the step-up of the original 30% interest.

Gain (loss) on extinguishment of debt, net
During the nine months ended September 30, 2014, we repaid $684.4 million of mortgage loans and repaid $60.0 million of unsecured notes, resulting in a $2.6 million net loss on extinguishment of debt. During the nine months ended September 30, 2013, we repaid $2.5 billion of mortgage loans, resulting in a $17.8 million net loss on extinguishment of debt.

Other
The decrease in other for the nine months ended September 30, 2014 of $2.8 million, as compared to the corresponding period in 2013, was primary due to a decrease in tenant litigation expenses and expenses related to our IPO. In addition, during the nine months ended September 30, 2014, we had $2.6 million of income related to the settlement of a gain contingency associated with one of our properties, partially offset by $2.4 million of expense related to the termination of one of our corporate office leases.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Nine months ended September 30,
	2014	2013	$ Change
Equity in income of unconsolidated joint ventures	$248	$1,001	$(753)
Gain on disposal of investments in unconsolidated joint ventures	$1,820	$—	$1,820

The decrease in equity in income of unconsolidated joint ventures for the nine months ended September 30, 2014 of $0.8 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of the interests of an unconsolidated joint venture in 2013 and the disposal of our interests in three unconsolidated joint ventures during 2014, resulting in a gain of $1.8 million.

Discontinued Operations (in thousands)

	Nine months ended September 30,
	2014	2013	$ Change
Discontinued operations
Income (loss) from discontinued operations	$4,787	$(892)	$5,679
Gain on disposition of operating properties	14,426	2,631	11,795
Impairment of real estate held for sale	—	(43,323)	43,323
Income (loss) from discontinued operations	$19,213	$(41,584)	$60,797

Income (loss) from discontinued operations
Results from discontinued operations include the results from the following: (i) 33 Non-Core Properties disposed of during the nine months ended September 30, 2014, and (ii) 18 shopping centers disposed of during 2013, including 11 Non-Core Properties. There were no properties classified as held for sale at September 30, 2014. The income from discontinued operations for the nine months ended September 30, 2014 includes a $6.1 million gain on extinguishment of debt related to one of the Non-Core Properties.

Gain on disposition of operating properties
During the nine months ended September 30, 2014, the gain on disposition of operating properties was attributable to the distribution of our interests in 35 Non-Core Properties to our pre-IPO owners. During the nine months ended

September 30, 2013, we disposed of three properties for net proceeds of $10.7 million, resulting in a net gain of $2.6 million.

Impairment of real estate held for sale
During the nine months ended September 30, 2014, we did not recognize any provisions for impairment. During the nine months ended September 30, 2013, we recognized $43.3 million of provisions for impairment relating to 30 shopping centers and three land parcels. For purposes of measuring this provision, fair value was determined based on either of the following: (i) contracts with buyers or purchase offers from potential buyers, adjusted to reflect associated disposition costs; or (ii) internal analysis. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and expectations for growth, the Company determined that such fair value measurements were classified within Level 3 of the fair value hierarchy.

Same Property Net Operating Income
Same Property NOI is calculated (using properties owned as of the end of both reporting periods and for the entirety of both periods excluding properties classified as discontinued operations), as rental income (minimum rent, percentage rents, tenant recoveries and other property income) less rental operating expenses (property operating expenses, real estate taxes and bad debt expense) of the properties owned by us. Same Property NOI excludes corporate level income (including transaction and other fees), lease termination income, straight-line rent and amortization of above- and below-market leases of the same property pool from the prior year reporting period to the current year reporting period.

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

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	Change

Number of properties	479	479	—
Percent billed	90.8%	90.3%	0.5%
Percent leased	92.7%	92.2%	0.5%

Revenues
Rental income	$210,530	$204,549	$5,981
Expense reimbursements	60,473	60,828	(355)
Percentage rents	1,556	1,283	273
	272,559	266,660	5,899
Operating expenses
Operating costs	(27,184)	(28,536)	1,352
Real estate taxes	(42,255)	(42,098)	(157)
Provisions for doubtful accounts	(2,655)	(3,062)	407
	(72,094)	(73,696)	1,602
Same property NOI	$200,465	$192,964	$7,501

Same Property NOI increased $7.5 million or 3.9% for the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to (i) a $6.0 million increase in rental income driven by an increase in billed occupancy to 90.8% from 90.3% and (ii) an increase in the expense recovery percentage to 87.1% from 86.1% driven by increased occupancy of our portfolio. In addition, there was a decrease in roof and parking lot repairs and maintenance expenses.

The following table provides a reconciliation of net income (loss) attributable to common stockholders to Same Property NOI for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Net income (loss) attributable to common stockholders	$27,030	$(18,839)
Adjustments:
Revenue adjustments (1)	(17,132)	(20,270)
Depreciation and amortization	111,150	108,479
Impairment of real estate assets	—	—
General and administrative	19,624	23,605
Total other (income) expense	66,121	104,587
Equity in income of unconsolidated joint ventures	(112)	(247)
Gain on disposition of investments in unconsolidated joint ventures	—	—
Pro rata share of same property NOI of unconsolidated joint ventures	185	182
(Income) loss from discontinued operations	—	1,099
Net income (loss) attributable to non-controlling interests	6,834	(5,716)
Non-same property NOI	(13,235)	84
Same property NOI	$200,465	$192,964
(1) Includes adjustments for lease settlement income, straight-line rents, above- and below-market rent amortization, net and fee income from managed properties and unconsolidated joint ventures.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	Change

Number of properties	479	479	—
Percent billed	90.8%	90.3%	0.5%
Percent leased	92.7%	92.2%	0.5%

Revenues
Rental income	$626,909	$607,368	$19,541
Expense reimbursements	187,465	180,861	6,604
Percentage rents	4,481	4,968	(487)
	818,855	793,197	25,658
Operating expenses
Operating costs	(89,867)	(87,114)	(2,753)
Real estate taxes	(126,177)	(125,428)	(749)
Provisions for doubtful accounts	(8,174)	(7,969)	(205)
	(224,218)	(220,511)	(3,707)
Same property NOI	$594,637	$572,686	$21,951

Same Property NOI increased $22.0 million or 3.8% for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to (i) a $19.5 million increase in rental income driven by an increase in billed occupancy to 90.8% from 90.3% and (ii) an increase in the expense recovery percentage to 86.8% from 85.1% driven by increased occupancy of our portfolio coupled with reconciliation income due to year end billings. These increases were partially offset by increased weather related expenses including snow removal expenses, utility expenses, roof and parking lot repairs and maintenance expenses.

The following table provides a reconciliation of net income (loss) attributable to common stockholders to Same Property NOI for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Net income (loss) attributable to common stockholders	$65,904	$(81,597)
Adjustments:
Revenue adjustments (1)	(51,226)	(51,621)
Depreciation and amortization	334,084	328,878
Impairment of real estate assets	—	1,531
General and administrative	59,221	65,386
Total other (income) expense	206,558	293,877
Equity in income of unconsolidated joint ventures	(248)	(1,001)
Gain on disposition of investments in unconsolidated joint ventures	(1,820)	—
Pro rata share of same property NOI of unconsolidated joint ventures	547	545
(Income) loss from discontinued operations	(19,213)	41,584
Net income (loss) attributable to non-controlling interests	40,998	(25,248)
Non-same property NOI	(40,168)	352
Same property NOI	$594,637	$572,686
(1) Includes adjustments for lease settlement income, straight-line rents, above- and below-market rent amortization, net and fee income from managed properties and unconsolidated joint ventures.

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

During the nine months ended September 30, 2014, Moody's Investors Service assigned an investment grade issuer rating of Baa3 with a stable outlook to the Company's operating partnership, Brixmor Operating Partnership, L.P.

Our cash flow activities are summarized as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flows provided by operating activities	$372,290	$214,643
Cash flows used in investing activities	$(135,049)	$(76,916)
Cash flows used in financing activities	$(258,398)	$(103,449)

Operating Activities
Cash and cash equivalents were $92.8 million and $137.4 million as of September 30, 2014 and September 30, 2013, respectively.

Our net cash flow provided by operating activities primarily consist of net income from property operations, adjusted for non-cash items including depreciation and amortization, gains and impairments and equity based compensation expense.

For the nine months ended September 30, 2014, net cash flow provided by operating activities increased $157.6 million as compared to the corresponding period in 2013. The increase is primarily due to (i) an increase in Same Property NOI, (ii) increased NOI due to the acquisition of the Acquired Properties, (iii) a decrease in interest expense due to a reduction in our outstanding indebtedness as well as a decrease in the weighted average interest rate on outstanding indebtedness, (iv) a decrease in general and administrative expenses and (v) an increase in working capital due to an increase in cash flows from receivables and restricted cash, partially offset by a decrease in accounts payable accrued expenses and other liabilities due to timing of payments.

Investing Activities
Net cash flow used in investing activities is impacted by the nature, timing and extent of improvements made to our shopping centers, allowances provided to our tenants, and our acquisition and disposition programs. Capital used to fund these activities, and the source thereof, can vary significantly from period to period based on, for example, negotiations with tenants and their willingness to pay higher base rents over the terms of their respective leases as well as the availability of operating cash flows. Net cash flow used in investing activities is also impacted by the level of recurring property capital expenditures in a given period. Recurring capital expenditures are costs to maintain properties and their common areas including new roofs, paving of parking lots and other general upkeep items. Recurring capital expenditures per square foot for the nine months ended September 30, 2014 and 2013, were $0.23 and $0.17, respectively.

For the nine months ended September 30, 2014, net cash flow used in investing activities increased $58.1 million as compared to the corresponding period in 2013. The increase was primarily due to a $42.1 million decrease in proceeds from sales of real estate assets and a $18.1 million increase in capital expenditures and investments in real estate assets, partially offset by a $3.1 million increase in restricted cash attributable to investing activities.

Currently, our anchor space repositioning/redevelopments in our Total Portfolio relate to 27 shopping centers for which we anticipate incurring approximately $99.4 million in improvements, of which $71.0 million had not yet been incurred as of September 30, 2014.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness and prevailing market conditions associated with each source of capital.

For the nine months ended September 30, 2014, net cash used in financing activities increased $154.9 million as compared to the corresponding period in 2013. The increase was due to (i) an increase of $32.4 million of repayments of debt obligations, net of borrowings, (ii) an increase of $45.0 million in distributions to non-controlling interests and (iii) an increase of $95.8 million in distributions to common stockholders, partially offset by a decrease of $18.2 million in deferred financing costs.

Debt transactions
On March 18, 2014, the Operating Partnership entered into an unsecured $600.0 million term loan (the “Term Loan”) which matures on March 18, 2019. The obligations under the Term Loan are guaranteed by both BPG Subsidiary Inc. (“BPG Sub”) and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the “Parent Guarantors”). The Term Loan bears interest, at the Operating Partnership’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus half of 1%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate for the interest period relevant to a particular borrowing. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% as of September 30, 2014. Pursuant to the terms of the Term Loan, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants. Proceeds from the Term Loan were used to repay outstanding borrowings on the Company's Unsecured Credit Facility.

On September 18, 2014, Brixmor LLC, an indirect subsidiary of the Company, commenced a cash tender offer for $68.7 million of its unsecured notes at premiums ranging from 10.13% to 19.25% above par value. The unsecured notes have stated interest rates ranging from 6.90% to 7.97% and maturity dates ranging from August 14, 2026 to July 30, 2029. On October 17, 2014, upon completion of the tender offer, Brixmor LLC purchased $50.2 million principal amount of the unsecured notes.

In addition, during the nine months ended September 30, 2014, the Company repaid $684.4 million of mortgages and secured loans, repaid $60.0 million of unsecured notes, and repaid $53.3 million of financing liabilities, resulting in a net loss on extinguishment of $2.6 million. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

During the remainder of 2014, we do not have any mortgage loans scheduled to mature and we have approximately $8.4 million of scheduled mortgage amortization payments. We currently intend to repay the $8.4 million of scheduled mortgage amortization payments using cash generated from operations.

Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans and financing liabilities with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of September 30, 2014.

Contractual Obligations	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$5,869,119	$8,392	$1,985,185	$2,142,893	$1,732,649
Interest payments (2)	968,092	68,701	451,970	271,940	175,481
Financing liabilities	121,470	—	121,470	—	—
Operating leases	128,778	2,716	14,393	13,344	98,325

Total	$7,087,459	$79,809	$2,573,018	$2,428,177	$2,006,455

(1)	Debt includes scheduled amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable.

(2)
We incur variable rate interest on $271.5 million and $600.0 million of debt related to the Unsecured Credit Facility and Term Loan, respectively. The margin associated with Unsecured Credit Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans. The margin on the Unsecured Credit Facility was 1.50% as of September 30, 2014. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% as of September 30, 2014.

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

Our reconciliation of net income (loss) to FFO and FFO attributable to stockholders and non-controlling interest convertible into common stock for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$33,864	$(24,555)	$106,902	$(106,845)
Gain on disposition of operating properties	—	—	(14,804)	(2,631)
Gain on disposition of unconsolidated joint ventures	—	—	(1,820)	—
Depreciation and amortization-real estate related-continuing operations	110,628	107,980	332,286	327,370
Depreciation and amortization-real estate related-discontinued operations	—	2,483	431	9,467
Depreciation and amortization-real estate related-unconsolidated joint ventures	23	7	146	167
Impairment of operating properties	—	1,283	—	41,783
FFO	144,515	87,198	423,141	269,311
Adjustments attributable to non-controlling interests not convertible into common stock	(322)	(347)	(6,200)	(1,018)
FFO attributable to stockholders and non-controlling interests convertible into common stock	$144,193	$86,851	$416,941	$268,293

FFO per share/OP Unit - diluted	$0.47	$0.36	$1.37	$1.11
Weighted average shares/OP Units outstanding - basic and diluted (1)	304,318	240,905	304,272	240,905

(1) Basic and diluted shares/OP Units outstanding reflects an assumed conversion of certain BPG Sub shares and OP Units to common stock of the Company and the vesting of certain restricted stock awards.

EBITDA and Adjusted EBITDA
Earnings before interest, tax, depreciation and amortization (“EBITDA”) is calculated as the sum of net income (loss) in accordance with GAAP before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted for (i) acquisition related costs, (ii) gain (loss) on disposition of operating properties, (iii) impairment of real estate assets and real estate equity investments, (iv) gain (loss) on disposition of unconsolidated joint ventures, (v) gain (loss) on extinguishment of debt, and (vi) after adjustments attributable to non-controlling interests not convertible into common stock.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net income (loss) (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$33,864	$(24,555)	$106,902	$(106,845)
Interest expense-continuing operations	65,545	84,601	199,464	270,845
Interest expense-discontinued operations	—	1,663	259	6,160
Interest expense-unconsolidated joint ventures	44	139	130	589
Federal and state taxes	1,026	955	2,950	2,850
Depreciation and amortization-continuing operations	111,150	108,479	334,084	328,878
Depreciation and amortization-discontinued operations	—	2,483	431	9,467
Depreciation and amortization-unconsolidated joint ventures	23	7	146	167
EBITDA	$211,652	$173,772	$644,366	$512,111

Gain on disposition of operating properties	—	—	(14,804)	(2,631)
Gain from development/land sales and acquisition of joint venture interests	—	(1,502)	—	(2,223)
Gain on disposition of unconsolidated joint ventures	—	—	(1,820)	—
Loss (gain) on extinguishment of debt, net	(460)	18,265	(3,501)	18,509
Impairment of operating properties and land sales	—	—	—	1,531
Impairment of real estate held for sale	—	1,283	—	43,323
Adjustments to non-controlling interests not convertible into common stock	(322)	(347)	(381)	(1,018)
Total adjustments	(782)	17,699	(20,506)	57,491
Adjusted EBITDA	$210,870	$191,471	$623,860	$569,602

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2014.

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

We may use additional derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties or unsecured debt obligations. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of the financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value derivative contract is positive, the counterparty owes us, which creates credit risk to us. We will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. The Company has entered into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

As of September 30, 2014, we had $1.8 billion of outstanding floating rate borrowings under the Unsecured Credit Facility and $600.0 million of outstanding floating rate borrowings under the Term Loan. $1.5 billion of the borrowings under the Unsecured Credit Facility are subject to interest rate swap agreements, which effectively convert the interest rate on the borrowings from floating to fixed. During the three and nine months ended September 30, 2014, no payment was received from the respective counterparties to the interest rate cap agreements.

As of September 30, 2014, our variable rate debt consisted primarily of the following:

•	Unsecured Credit Facility, which is comprised of the Term Loan Facility and the Revolving Facility, which bore interest at a rate equal to LIBOR plus an interest spread of 150 basis points.

•	$600.0 million Term Loan which bore interest at a rate equal to LIBOR plus an interest spread of 140 basis points.

If market rates of interest on our variable rate debt increased by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $8.7 million (this includes the impact of the $1.5 billion of interest rate swap agreements). If market rates of interest on our variable rate debt decreased by 1%, the decrease in annual interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.6 million (this includes the impact of the $1.5 billion of interest rate swap agreements). As of September 30, 2014, LIBOR was 0.16%. Even if LIBOR were 0%, our Unsecured Credit Facility and Term Loan are subject to interests spreads of 150 and 140 basis points, respectively. Accordingly, the decrease in LIBOR with respect to these debt instruments would have a nominal effect on future earnings and cash flows. This assumes that the amount outstanding under our variable rate debt remains at approximately $2.4 billion, the balance as of September 30, 2014. The foregoing assumes that our total debt outstanding remains at approximately $5.9 billion, the balance as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Supplemental Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association, relating to Brixmor LLC’s 7.97% Notes due 2026, 7.65% Notes due 2026, 7.68% Notes due 2026 and both series of 6.90% Notes due 2028.	8-K	001-36160	10/17/14	4.1
4.2	Supplemental Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association, relating to Brixmor LLC’s 7.50% Notes due 2029.	8-K	001-36160	10/17/14	4.2
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Section 13(r) Disclosure	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIXMOR PROPERTY GROUP INC.

Dated: November 4, 2014	By:	/s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 4, 2014	By:	/s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 4, 2014	By:	/s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)