Form 10-K
period 2014-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2015-02-19
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_____
Commission File Number: 001-36160 (Brixmor Property Group)
Commission File Number: 333-201464-01 (Brixmor Operating Partnership LP)
Brixmor Property Group Inc.
Brixmor Operating Partnership LP
(Exact Name of Registrant as Specified in Its Charter)

Maryland (Brixmor Property Group Inc.)	45-2433192
Delaware (Brixmor Operating Partnership LP)	80-0831163
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Brixmor Property Group Inc. Yes ☑ No ☐ Brixmor Operating Partnership LP Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Brixmor Property Group Inc. Yes ☐ No ☑ Brixmor Operating Partnership LP Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Brixmor Property Group Inc. Yes ☑ No ☐ Brixmor Operating Partnership LP Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Brixmor Property Group Inc. Yes ☑ No ☐ Brixmor Operating Partnership LP Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Brixmor Property Group Inc.				Brixmor Operating Partnership LP
Large accelerated filer	☑	Non-accelerated filer	☐	Large accelerated filer	☐	Non-accelerated filer	☑
Smaller reporting company	☐	Accelerated filer	☐	Smaller reporting company	☐	Accelerated filer	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Brixmor Property Group Inc. Yes ☐ No ☑ Brixmor Operating Partnership LP Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter.
Brixmor Property Group Inc. $1,882,589,693 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2015, Brixmor Property Group Inc. had 297,319,676 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on June 3, 2015 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2014.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2014 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean BPG and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of December 31, 2014, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, approximately 97.5% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the Company’s management collectively owned the remaining 2.5% interest in the Operating Partnership.

The Company believes combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into this single report provides the following benefits:

•
Enhances investors’ understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	Eliminates duplicative disclosure and provides a more streamlined and readable presentation; and

•	Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates the Parent Company and the Operating Partnership as one business. The management of the Parent Company consists of the same individuals as the management of the Operating Partnership. These individuals are officers of both the Parent Company and the Operating Partnership.

We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its indirect interest in the Operating Partnership. As a result, the Parent Company does not conduct business itself other than issuing public equity from time to time. The Parent Company does not incur any material indebtedness. The Operating Partnership holds substantially all of our assets. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates all remaining capital required by the Company’s business. Sources of this capital include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of OP Units.

Stockholders’ equity, partners’ capital, and non-controlling interests are the primary areas of difference between the consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital includes OP Units owned by the Parent Company through BPG Sub and the General Partner as well as OP Units owned by certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the our management. OP Units owned by third parties are accounted for in partners’ capital in the Operating Partnership’s financial statements and outside of stockholders’ equity in non-controlling interests in the Parent Company’s financial statements.

In order to highlight the differences between the Parent Company and the Operating Partnership, there are sections in this report that separately discuss the Parent Company and the Operating Partnership, including separate financial statements, controls and procedures sections, certification of periodic report under Section 302 of the Sarbanes-Oxley Act of 2002 and certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the sections that combine disclosure for the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company.

The Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have material assets other than its indirect investment in the Operating Partnership. Therefore, while stockholders’ equity and partners’ capital differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are materially the same on their respective financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.     Business
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed REIT. Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein refer to each of BPG and the Operating Partnership, collectively. We operate the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our portfolio is comprised of 521 shopping centers totaling approximately 87 million square feet of gross leasable area (the “Portfolio”). 520 of these shopping centers are 100% owned. Our high quality national Portfolio is well diversified by geography, tenancy and retail format, with 71% of our shopping centers anchored by market-leading grocers. Our four largest tenants by annualized base rent are The Kroger Co., The TJX Companies, Inc., Wal-Mart Stores, Inc. and Publix Super Markets, Inc. Our community and neighborhood shopping centers provide a mix of necessity and value-oriented retailers and are primarily located in the top 50 Metropolitan Statistical Areas, surrounded by dense populations in established trade areas. We are led by a proven management team that is supported by a fully-integrated, scalable retail real estate operating platform.

On November 4, 2013, we completed an initial public offering (“IPO”) in which we sold 47.4 million shares of our common stock, at an IPO price of $20.00 per share. We received net proceeds from the sale of shares in the IPO of $893.9 million after deducting $54.9 million in underwriting discounts, expenses and transaction costs. Of the total proceeds received, $824.7 million was used to pay down amounts outstanding under our unsecured credit facility.

In connection with the IPO, we acquired interests in 43 properties (the “Acquired Properties”) from certain investment funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) in exchange for 15.9 million partnership common units of interest (the “OP Units”) in the Operating Partnership having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties in 2013, we repaid $66.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties with a portion of the net proceeds of the IPO. During 2014, we repaid the remaining $7.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties.

Also in connection with the IPO we created a separate series of interest in the Operating Partnership (“Series A”) that allocated to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the “pre-IPO owners”) all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its portfolio (the “Non-Core Properties”).  During 2013, we disposed of 11 of the Non-Core Properties. During 2014, the Operating Partnership caused its ownership interests in all but one of the remaining 36 Non-Core Properties to be transferred to the pre-IPO owners. The one remaining Non-Core Property was transferred to the lender in satisfaction of the property’s mortgage balance and, following such transfer, on March 28, 2014, the Series A was terminated.

We refer to the acquisition of the Acquired Properties and the distribution of the Non-Core Properties as the “IPO Property Transfers” and the 522 properties that comprised our portfolio immediately following the IPO Property Transfers as our “IPO Portfolio”. Unless the context requires otherwise, when describing our portfolio of properties throughout this Form 10-K, we are referring to our Portfolio defined above.
As of December 31, 2014, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 97.5% of the outstanding OP Units. Certain investments funds affiliated with The Blackstone Group L.P. and certain members of our current and former management collectively owned the remaining 2.5% of the outstanding OP Units. We use the term “Outstanding OP Units” to refer to the OP Units not held by BPG, BPG Sub or the General Partner. Holders of Outstanding OP Units may redeem their OP Units for cash based upon the market value of an equivalent number of shares of BPG’s common stock or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BRX.”
Because the Operating Partnership is managed by BPG, and BPG conducts substantially all of its operations through the Operating Partnership, we refer to BPG’s executive officers as Operating Partnership’s executive officers, and although, as a partnership, the Operating Partnership does not have a board of directors, we refer to BPG’s board of directors as the Operating Partnership’s board of directors.

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2014.

Number of shopping centers	521
Gross leasable area (sq. ft.)	86.8 million
Percent grocery-anchored shopping centers (1)	71%
Average shopping center GLA (sq. ft.)	166,657
Occupancy	93%
Average ABR/SF	$12.14
Percent of ABR in top 50 U.S. MSAs	65%
Average effective age (2)	14 years
Percent of grocer anchors that are #1 or #2 in their respective markets (3)	80%
Average sales per square foot of GLA (“PSF”) of reporting grocers (4)	$542
Average population density (5)	184,000
Average household income (5)	$79,000

(1)	Based on total number of shopping centers.

(2)	Effective age is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.

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

(4)    Based on the most recent tenant reported information available as of December 31, 2014.
(5)     Demographics based on five-mile radius and weighted by ABR. Based on U.S. Census data.
Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful net operating income (“NOI”) growth from this portfolio (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Same Property NOI” - for information regarding our use of NOI, which is a non-GAAP measure). The major drivers of this growth will be a combination of occupancy increases across both our anchor and small shop space, positive rent spreads from below-market in-place rents and significant near-term lease rollover, through annual contractual rent increases across the portfolio and the realization of embedded anchor space repositioning / redevelopment opportunities. Our key strategies to achieve these objectives are summarized as follows and detailed below:

•	Leveraging our operating expertise to proactively lease and manage our assets

•	Achieving occupancy increases across both anchor and small shop space

•	Capitalizing on below-market expiring leases

•	Pursuing value-creating anchor space repositioning / redevelopment opportunities

•	Preserving portfolio diversification

•	Maintaining a flexible capital structure positioned for growth

Leveraging our Operating Expertise to Proactively Lease and Manage our Assets. We proactively manage our shopping centers with an emphasis on driving high occupancy rates with a solid base of nationally and regionally recognized tenants that generate substantial daily traffic. Our expansive relationships with leading retailers afford us early access to their strategies and expansion plans, as well as to their senior management. We believe these relationships, combined with the national breadth and scale of our portfolio, give us a competitive advantage as a key landlord able to support the real estate strategies of our diverse landscape of retailers. Our operating platform, along with the corresponding regional and local market expertise, enables us to efficiently capitalize on market and retailing trends. We also seek opportunities to refurbish, renovate and redevelop existing shopping centers, as appropriate, including expanding or repositioning existing tenants.
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
Achieving Occupancy Increases Across Both Anchor and Small Shop Space. During 2014 we experienced strong leasing momentum in our Portfolio and executed 787 new leases for an aggregate of approximately 3.8 million sq. ft., including 81 new anchor leases for spaces of at least 10,000 sq. ft., of which 38 were new leases for spaces of at least 20,000 sq. ft. As a result, our occupancy increased to 92.8% at December 31, 2014 from 92.4% at December 31, 2013 and the occupancy for spaces of at least 10,000 sq. ft. remained at 97.1% as of December 31, 2014. We believe that there is additional opportunity for further occupancy gains in our portfolio and that such improvement in anchor occupancy will drive strong new and renewal lease spreads and enable us to lease additional small shop space.
Capitalizing on Below-Market Expiring Leases. Our focus is to unlock opportunity and create value at the asset level and increase cash flow by increasing rental rates through the renewal of expiring leases or re-leasing of space to new tenants with limited downtime. As part of our targeted leasing strategy, we constantly seek to maximize rental rates and improve the tenant quality and credit profile of our portfolio. We believe our above average lease expiration schedule, as compared to our historic annual expirations, with below-market expiring rents will enable us to renew leases or sign new leases at higher rates. During 2014 in our Portfolio, we experienced new lease rent spreads of 31.2% and blended lease spreads of 12.6%. For the last six quarters ended December 31, 2014, blended lease spreads have been 11% or better. We believe that this performance will continue given our future expiration schedule of 11.0% of our leased GLA due to expire in 2015, 14.6% in 2016 and 13.2% in 2017, with an average expiring ABR/SF of $11.41 compared to an average ABR/SF of $12.53 for new and renewal leases signed during 2014, with an average ABR/SF of $13.45 for new leases and $12.15 for renewal leases. This represents a significant near-term opportunity to mark a substantial percentage of the portfolio to market.
Pursuing Value-Creating Anchor Space Repositioning / Redevelopment Opportunities. We evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning / redevelopment opportunities. These efforts are tenant-driven and focus on renovating, re-tenanting and repositioning assets and generally present higher risk-adjusted returns than new developments.   Such initiatives are focused on upgrading our centers with strong, best-in-class anchors and transforming such properties’ overall merchandise mix and tenant quality.  Potential new projects include value-creation opportunities that have been previously identified within our Portfolio, as well as new opportunities created by the lack of meaningful community and neighborhood shopping center development in the United States. We may occasionally seek to acquire non-owned anchor spaces and land parcels at, or adjacent, to our shopping centers in order to facilitate redevelopment projects. In addition, as we own a vast majority of our anchor spaces greater than 35,000 sq. ft., we have important operational control in the positioning of our shopping centers in the event an anchor ceases to operate and flexibility in working with new and existing anchor tenants as they seek to expand or reposition their stores.
During 2014, we completed 18 anchor space repositioning / redevelopment projects in our Portfolio, with average targeted NOI yields of 13%. The aggregate cost of these projects was approximately $75.6 million. We expect average targeted NOI yields of 13% and an aggregate cost of $95.9 million for our 28 currently active anchor space repositioning / redevelopment projects.
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
The shopping centers in our Portfolio are strategically located across 38 states and throughout more than 170 MSAs, with 64.6% of our ABR derived from shopping centers located in the top 50 MSAs with no one MSA accounting for more than 6.5% of our ABR, in each case as of December 31, 2014.
In total, we have approximately 5,500 diverse national, regional and local retailers with approximately 9,500 leases in our Portfolio. As a result, our 10 largest tenants accounted for only 17.6% of our ABR, and our two largest tenants, The Kroger Co. and The TJX Companies, together accounted for only 6.5% of our ABR as of December 31, 2014. Our largest shopping center represents only 1.5% of our ABR as of December 31, 2014.
Maintaining a Flexible Capital Structure Positioned for Growth. The capital structure resulting from our IPO and related transactions provides us with financial flexibility and capacity to fund our current growth capital needs, as well as future opportunities. In 2013, we completed a $2.75 billion unsecured credit facility with a lending group comprised of top-tier financial institutions under which we had $730.5 million of undrawn capacity as of December 31, 2014. During 2014 we completed a term loan for an additional $600.0 million with top-tier financial institutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Liquidity and Capital Resources.”
We believe we have strong access to multiple forms of capital, including unsecured corporate level debt, preferred equity and additional credit facilities, which will provide us with a competitive advantage over smaller, more highly leveraged or privately-held shopping center companies. During 2014, we received investment grade credit ratings from all three major credit rating agencies.
We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, and further expand our unencumbered asset pool.
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
Employees
As of December 31, 2014, we had approximately 443 employees. Four of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.
Financial Information about Industry Segments
Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish or group our operations on a geographical basis when measuring performance. Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with GAAP. In the opinion of our management, no material part of our and our subsidiaries’ business is dependent upon a single tenant, the loss of any one of which would have a material adverse effect on us, and no single tenant accounts for 5% or more of our consolidated revenues. During 2014, no single shopping center and no one tenant accounted for more than 5% of our consolidated assets or consolidated revenues.
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
Our website address is www.brixmor.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. To access these filings, go to the “Financial Information” portion of our “Investors” page on our website, and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at htttp:\\www.sec.gov.

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
We compete with a number of other companies in providing leases to prospective tenants and in re-leasing space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-lease the space. Even if the tenants do renew or we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. As of December 31, 2014, leases are scheduled to expire on a total of approximately 11.0% of leased GLA at our properties in our Portfolio during 2015. We may be unable to promptly renew the leases or re-lease this space, or the rental rates upon renewal or re-leasing may be significantly lower than expected rates, which could adversely affect our financial condition and results of operations.

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
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness on our properties as necessary or the terms of the refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and (6) the risk that necessary capital expenditures for purposes such as re-leasing space cannot be financed on favorable terms. During 2015, we have $623.3 million of mortgage loans scheduled to mature and we have approximately $29.7 million of scheduled mortgage amortization payments. We currently intend to repay the scheduled maturities and amortization payments with operating cash and borrowings on our revolving credit facility. If a property is mortgaged to secure payment of indebtedness and we cannot make the mortgage payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2014, we had approximately $6.0 billion aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including our shopping centers, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.

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
As of December 31, 2014, mortgage debt outstanding was approximately $3.2 billion, excluding the impact of unamortized premiums. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in a loss of our investment. Alternatively, if we decide to sell assets in the current market to raise funds to repay matured debt, it is possible that these properties will be disposed of at a loss. Also, certain of the mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases with respect to the property.

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

 We face and our tenants face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect the business operations. Similarly, our tenants rely extensively on computer systems to process transactions and manage their business and thus their businesses are also at risk from and may be impacted by cybersecurity attacks. An interruption in the business operations of our tenants or in their reputation resulting from a cybersecurity attack could indirectly impact our business operations.

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

Risks Related to Our Organization and Structure
Blackstone owns a significant percentage of our stock and has the ability to exercise influence over us.
After completing a secondary offering of our common stock in January 2015, Blackstone beneficially owned shares of our common stock providing them with an aggregate 49.3% of the total voting power of Brixmor Property Group Inc.  Under our bylaws and our stockholders’ agreement with Blackstone and its affiliates, while Blackstone retains certain ownership percentages of us, we will agree to nominate to our board a certain number of individuals designated by Blackstone, whom we refer to as the “Blackstone Directors.”   Accordingly, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone will be able to influence the composition of our board of directors, the approval of actions requiring stockholder approval, our business plans and policies and the appointment and removal of our executive officers.  Some of these actions could cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

BPG’s board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.
BPG’s charter permits its board of directors to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and establish the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, BPG’s board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of BPG’s outstanding common stock might receive a premium for their shares over the then current market price of our common stock.

Certain provisions in the organizational documents of the partnership agreement for the Operating Partnership may delay or prevent unsolicited acquisitions of us.
Provisions in the organizational documents of the partnership agreement for the Operating Partnership may delay, defer or prevent a transaction or a change of control that might involve a premium price for BPG’s common stock. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption or exchange rights of qualifying parties;

•	transfer restrictions on the OP Units held directly or indirectly by BPG;

•	our inability in some cases to amend the charter documents of the partnership agreement of the Operating Partnership without the consent of the holders of the Outstanding OP Units;

•	the right of the holders of the Outstanding OP Units to consent to mergers involving us under specified circumstances; and

•	the right of the holders of the Outstanding OP Units to consent to transfers of the general partnership interest.

Any potential change of control transaction may be further limited as a result of provisions of the partnership unit designation for the OP Units, which require us to preserve the rights of OP Unit holders and may restrict us from amending the partnership agreement of our Operating Partnership in a manner that would have an adverse effect on the rights of Blackstone or other OP Unit holders.

BPG’s bylaws generally may be amended only by its board of directors, which could limit your control of certain aspects of BPG’s corporate governance.
BPG’s board of directors has the sole power to amend BPG’s bylaws, except that, so long as the stockholders’ agreement remains in effect, certain amendments to BPG’s bylaws will require the consent of Blackstone and amendments to BPG’s bylaws that would allow BPG’s board of directors to repeal its exemption of any transaction between BPG and any other person from the “business combination” provisions of the Maryland General Corporation Law (the “MGCL”) or the exemption of any acquisition of BPG’s stock from the “control share”

provisions of the MGCL must be approved by BPG’s stockholders. Thus, BPG’s board may amend the bylaws in a way that may be detrimental to your interests.

BPG’s board of directors may change significant corporate policies without stockholder approval.
BPG’s investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by BPG’s board of directors. These policies may be amended or revised at any time and from time to time at the discretion of BPG’s board of directors without a vote of our stockholders. BPG’s charter also provides that BPG’s board of directors may revoke or otherwise terminate our REIT election without approval of BPG’s stockholders, if it determines that it is no longer in BPG’s best interests to attempt to qualify, or to continue to qualify, as a REIT. In addition, BPG’s board of directors may change BPG’s policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies or the termination of BPG’s REIT election could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of BPG’s common stock and our ability to satisfy our debt service obligations and to pay dividends to BPG’s stockholders.

BPG’s rights and the rights of BPG’s stockholders to take action against BPG’s directors and officers are limited.
BPG’s charter eliminates the liability of BPG’s directors and officers to us and BPG’s stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and BPG’s charter, BPG’s directors and officers do not have any liability to BPG or BPG’s stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

BPG’s charter authorizes BPG and BPG’s bylaws require BPG to indemnify each of BPG’s directors or officers who is or is threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former director or officer of BPG. In addition, BPG may be obligated to pay or reimburse the expenses incurred by BPG’s present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, BPG and BPG’s stockholders may have more limited rights to recover money damages from BPG’s directors and officers than might otherwise exist absent these provisions in BPG’s charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions that are not in BPG’s best interests.

BPG’s charter contains a provision that expressly permits Blackstone, BPG’s non-employee directors and certain of our pre-IPO owners, and their affiliates, to compete with us.
Blackstone may compete with us for investments in properties and for tenants. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, Blackstone is in the business of making investments in companies and acquires and holds interests in businesses that compete directly or indirectly with us. BPG’s charter provides that, to the maximum extent permitted from time to time by Maryland law, BPG renounce any interest or expectancy that BPG has in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by BPG’s directors or their affiliates, other than to those directors who are employed by BPG or BPG’s subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as a director, and none of Blackstone or Centerbridge, one of our pre-IPO owners, or any of their respective affiliates, or any director who is not employed by BPG or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
BPG’s charter provides that, to the maximum extent permitted from time to time by Maryland law, Blackstone, Centerbridge and each of BPG’s non-employee directors (including those designated by Blackstone), and any of their affiliates, may:

•
acquire, hold and dispose of shares of BPG’s stock or OP Units for his or her own account or for the account of others, and exercise all of the rights of a stockholder of Brixmor Property Group Inc. or a limited partner of our Operating Partnership, to the same extent and in the same manner as if he, she or it were not BPG’s director or stockholder; and

•
in his, her or its personal capacity or in his, her or its capacity as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation or disposition of interests in mortgages, real property or persons engaged in the real estate business.

BPG’s charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that Blackstone, Centerbridge, any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in his or her capacity as our director. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Conflicts of interest could arise in the future between the interests of BPG’s stockholders and the interests of holders of OP Units.
Because BPG controls the general partner of the Operating Partnership, BPG has fiduciary duties to the other limited partners in the operating partnership, the discharge of which may conflict with the interests of BPG’s stockholders. The limited partners of the Operating Partnership have agreed that, in the event of a conflict between the duties owed by BPG’s directors to BPG and, in BPG’s capacity as the controlling stockholder of the sole member of the general partner of the Operating Partnership, the fiduciary duties owed by the general partner of the Operating Partnership to such limited partners, BPG is under no obligation to give priority to the interests of such limited partners. However, those persons holding OP Units will have the right to vote on certain amendments to the operating partnership agreement (which require approval by a majority in interest of the limited partners, including BPG Sub) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of BPG’s stockholders. For example, BPG is unable to modify the rights of limited partners to receive distributions as set forth in the operating partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of BPG’s stockholders.

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

Risks Related to our REIT Status and Certain Other Tax Items
If BPG does not maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability.
BPG expects to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, BPG could fail to meet various compliance requirements, which could jeopardize its REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for BPG to qualify as a REIT. If BPG fails to qualify as a REIT in any tax year, then:

•
BPG would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on its taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on BPG’s book value;

•
unless BPG were entitled to relief under applicable statutory provisions, BPG would be required to pay taxes, and thus, BPG’s cash available for distribution to stockholders would be reduced for each of the years during which BPG did not qualify as a REIT and for which BPG had taxable income; and

•	BPG generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

REITs, in certain circumstances, may incur tax liabilities that would reduce BPG’s cash available for distribution to you.
Even if BPG qualifies and maintains its status as a REIT, BPG may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. BPG may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if BPG were to fail an income test (and did not lose its REIT status because such failure was due to reasonable cause and not willful neglect) BPG would be subject to tax on the income that does not meet the income test requirements. BPG also may decide to retain net capital gain BPG earns from the sale or other disposition of BPG’s investments and pay income tax directly on such income. In that event, BPG’s stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. BPG also may be subject to state and local taxes on its income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which BPG indirectly own its assets, such as BPG’s TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes BPG pays directly or indirectly will reduce BPG’s cash available for distribution to you.

Complying with REIT requirements may cause BPG to forego otherwise attractive opportunities and limit its expansion opportunities.
In order to qualify as a REIT for U.S. federal income tax purposes, BPG must continually satisfy tests concerning, among other things, BPG’s sources of income, the nature of its investments in commercial real estate and related assets, the amounts BPG distributes to its stockholders and the ownership of BPG’s stock. BPG may also be required to make distributions to stockholders at disadvantageous times or when BPG does not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder BPG’s ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force BPG to liquidate or restructure otherwise attractive investments.
In order to qualify as a REIT, BPG must also ensure that at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of BPG’s investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless BPG and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. The total value of all of BPG’s investments in taxable REIT subsidiaries cannot exceed 25% of the value of BPG’s total assets. In addition, no more than 5% of the value of BPG’s assets can consist of the securities of any one issuer other than a taxable REIT subsidiary. If BPG fails to comply with these requirements, BPG must dispose of a portion of its assets within 30 days after the end of the calendar quarter in order to avoid losing its REIT status and suffering adverse tax consequences.

Complying with REIT requirements may limit BPG’s ability to hedge effectively and may cause BPG to incur tax liabilities.
The REIT provisions of the Code substantially limit BPG’s ability to hedge its liabilities. Any income from a hedging transaction BPG enters into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that BPG must satisfy in order to maintain its qualification as a REIT. To the extent that BPG enters into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, BPG intends to limit its use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of BPG’s hedging activities because its TRS would be subject to tax on gains or expose itself to greater risks associated with changes in interest rates than BPG would otherwise want to bear. In addition, losses in BPG’s TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Complying with REIT requirements may force BPG to borrow to make distributions to stockholders.
From time to time, BPG’s taxable income may be greater than its cash flow available for distribution to stockholders. If BPG does not have other funds available in these situations, BPG may be unable to distribute substantially all of its taxable income as required by the REIT provisions of the Code. Thus, BPG could be required to borrow funds, sell a portion of its assets at disadvantageous prices or find another alternative. These options could increase BPG’s costs or reduce its equity.

BPG’s charter does not permit any person to own more than 9.8% of BPG’s outstanding common stock or of BPG’s outstanding stock of all classes or series, and attempts to acquire BPG’s common stock or BPG’s stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by BPG’s board of directors.
For BPG to qualify as a REIT under the Code, not more than 50% of the value of BPG’s outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting BPG’s qualification as a REIT for federal income tax purposes, among other purposes, BPG’s charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of BPG’s common stock or 9.8% in value of the outstanding shares of BPG’s stock, which BPG refers to as the “ownership limit.” The constructive ownership rules under the Code and BPG’s charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of BPG’s outstanding common stock or BPG’s stock by a person could cause a person to own constructively in excess of 9.8% of BPG’s outstanding common stock or BPG’s stock, respectively, and thus violate the ownership limit. There can be no assurance that BPG’s board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of BPG’s stock in excess of the ownership limit without the consent of BPG’s board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

The ownership limit may have the effect of precluding a change in control of BPG by a third party, even if such change in control would be in the best interests of BPG’s stockholders or would result in receipt of a premium to the price of BPG’s stock (and even if such change in control would not reasonably jeopardize BPG’s REIT status). The exemptions to the ownership limit granted to date may limit BPG’s board of directors’ power to increase the ownership limit or grant further exemptions in the future.

Failure to qualify as a domestically-controlled REIT could subject BPG’s non-U.S. stockholders to adverse federal income tax consequences.
BPG will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares are held directly or indirectly by non-U.S. stockholders. Because its shares are publicly traded, BPG cannot guarantee that it will, in fact, be a domestically-controlled REIT. If BPG fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of BPG’s shares would be subject to taxation upon such a sale if either (a) the shares were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 5% in value of the outstanding shares at any time during specified testing periods. If gain on the sale or exchange of BPG’s shares was subject to taxation for these reasons, the non-U.S. stockholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

BPG may choose to make distributions in BPG’s own stock, in which case you may be required to pay income taxes without receiving any cash dividends.
In connection with BPG’s qualification as a REIT, BPG is required to annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, BPG may make distributions that are payable in cash and/or shares of BPG’s stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of BPG’s current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. holders receiving a distribution of BPG’s shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of BPG’s stock at the time of the sale. Furthermore, with respect to certain non-U.S. holders, BPG may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of BPG’s stockholders determine to sell shares of BPG’s stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of BPG’s stock.

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
The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including BPG’s stock.

BPG depends on external sources of capital to finance its growth.
As with other REITs, but unlike corporations generally, BPG’s ability to finance its growth must largely be funded by external sources of capital because BPG generally will have to distribute to its stockholders 90% of its taxable income in order to qualify as a REIT, including taxable income where BPG does not receive corresponding cash.

BPG’s access to external capital will depend upon a number of factors, including general market conditions, the market’s perception of BPG’s growth potential, BPG’s current and potential future earnings, cash distributions and the market price of BPG’s stock.

BPG may be subject to adverse legislative or regulatory tax changes that could increase BPG’s tax liability, reduce BPG’s operating flexibility and reduce the price of BPG’s stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of BPG’s stock. Additional changes to the tax laws are likely to continue to occur, and BPG cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in BPG’s shares or on the market value or the resale potential of BPG’s assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in BPG’s shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in BPG’s shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, BPG’s charter provides BPG’s board of directors with the power, under certain circumstances, to revoke or otherwise terminate BPG’s REIT election and cause BPG to be taxed as a regular corporation, without the approval of BPG’s stockholders.

Liquidation of assets may jeopardize BPG’s REIT qualification.
To qualify as a REIT, BPG must comply with requirements regarding its assets and its sources of income. If BPG was compelled to liquidate its investments to repay obligations to its lenders, BPG may be unable to comply with these requirements, ultimately jeopardizing BPG’s qualification as a REIT, or BPG may be subject to a 100% tax on any resultant gain if BPG sells assets that are treated as dealer property or inventory.

BPG’s ownership of and relationship with any TRS is restricted, and a failure to comply with the restrictions would jeopardize BPG’s REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of BPG’s interests in and thus the amount of assets held in a TRS may also be restricted by BPG’s need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any TRS BPG owns, as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to BPG but is not required to be distributed to BPG. The aggregate value of the TRS stock and securities owned by BPG cannot exceed 25% of the value of BPG’s total assets (including the TRS stock and securities). Although BPG’s plan to monitor its investments in TRSs, there can be no assurance that BPG will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Risks Related to Ownership of BPG’s Common Stock
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.
If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of BPG’s common stock. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” All distributions will be made at the discretion of BPG’s board of directors and will depend on our earnings, our financial condition, maintenance of BPG’s REIT qualification and other factors as BPG’s board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding BPG’s common stock, BPG’s share price and trading volume could decline.
The trading market for BPG’s shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrades BPG’s common stock or publishes inaccurate or unfavorable research about our business, BPG’s share price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause BPG’s common stock price or trading volume to decline and BPG’s shares to be less liquid. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire additional properties or other businesses by using BPG’s shares as consideration, which in turn could materially adversely affect our business. In addition, the stock market in general, and the NYSE and REITs in particular, have recently experienced extreme price and volume fluctuations. These broad market and industry factors may decrease the market price of BPG’s shares, regardless of our actual operating performance. For these reasons, among others, the market price of BPG’s shares may decline substantially and quickly.

BPG’s share price may decline due to the large number of BPG’s shares eligible for future sale.
The market price of BPG’s common stock could decline as a result of sales of a large number of shares of BPG’s common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for BPG to sell shares of BPG’s common stock in the future at a time and at a price that we deem appropriate. BPG had a total of 297,319,676 shares of common stock outstanding as of February 1, 2015.

As of February 1, 2015, 146,670,383 shares of BPG’s outstanding common stock were held by Blackstone. In accordance with the registration rights agreement we entered into with Blackstone. BPG has filed an effective registration statement on Form S-3 under the Securities Act pursuant to which Blackstone may offer and sell from time to time shares of BPG’s common stock held by Blackstone, including shares received upon redemption of OP Units. These shares are also eligible for sale in the public market in accordance with and subject to the limitation on sales by affiliates as provided in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As of February 1, 2015, 6,927,074 OP Units were held by Blackstone (6,727,906) and our current and former executive officers (199,168). The OP Unit holders have the right to require the Operating Partnership to redeem part or all of the OP Units for cash, based upon the value of an equivalent number of shares of BPG’s common stock at the time of the election to redeem, or, at our election, exchange them for an equivalent number of shares of BPG’s common stock, subject to the ownership limit and other restrictions on ownership and transfer set forth in BPG’s charter. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common stock to sell such stock in the future at a time and at a price that they deem appropriate.

BPG filed a registration statement on Form S-8 under the Securities Act to register 15,000,000 shares of BPG’s common stock or securities convertible into or exchangeable for shares of BPG’s common stock that may be issued pursuant to BPG’s 2013 Omnibus Incentive Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market.

BPG’s charter provides that BPG may issue up to 3,000,000,000 shares of common stock, and 300,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and BPG’s charter, BPG’s board of directors has the power to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that BPG is authorized to issue without stockholder approval. Similarly, the agreement of limited partnership of the Operating Partnership authorizes us to issue an unlimited number of additional OP Units of the Operating Partnership, which may be exchangeable for shares of BPG’s common stock.

The market price of BPG’s common stock could be adversely affected by market conditions and by our actual and expected future earnings and level of cash dividends.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the market price of BPG’s common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of BPG’s common stock to demand a higher distribution rate or seek alternative investments. As a result, if interest rates rise, it is likely that the market price of BPG’s common stock will decrease as market rates on interest-bearing securities increase. In addition, BPG’s operating results could be below the expectations of public market analysts and investors, and in response the market price of BPG’s shares could decrease significantly. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, BPG’s common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of BPG’s common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of BPG’s common stock and, in such instances, you may be unable to resell your shares at a price that is in excess of your investment in the shares.

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
Our Portfolio at December 31, 2014 consisted of 521 shopping centers, including 520 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.  64.6% of the ABR in our Portfolio as of December 31, 2014 is derived from shopping centers located in the top 50 U.S. MSAs by population. Our top markets by ABR include the MSAs of New York, Philadelphia and Houston.

With an average shopping center size of approximately 166,657 sq. ft. as of December 31, 2014, our Portfolio is comprised predominantly of community shopping centers (63% of our shopping centers) as of December 31, 2014, with the balance comprised of neighborhood shopping centers. Our shopping centers have an appropriate mix of anchor and small shop GLA, with approximately one-third of the portfolio GLA comprised of small shop space. Our shopping centers are anchored by a mix of leading grocers, national and regional discount and general merchandise retailers and category-dominant anchors. We believe that the necessity- and value-oriented merchandise mix of the retail tenants in our centers reduces our exposure to macro-economic cycles and consumer purchases via the internet, generating more predictable property-level cash flows. Such retailers provide goods and services that consumers purchase regularly such as food, health care items and household supplies. Such retailers also sell items such as clothing at lower prices than other traditional retailers.

Overall, in our Portfolio we have a broad and highly diversified retail tenant base that includes approximately 5,500 tenants, with no one tenant representing more than 3.3% of the total ABR generated from our shopping centers as of December 31, 2014. Our three largest tenants are The Kroger Co., The TJX Companies and Wal-Mart, representing 3.3%, 3.2% and 1.9% of total Portfolio ABR as of December 31, 2014, respectively.

The following chart lists our top 20 tenants by ABR (owned only) in our Portfolio as of December 31, 2014, illustrating the diversity of our tenant base.

Retailer	Owned Leases	GLA	Percent of Portfolio GLA	ABR	Percent of Portfolio ABR
The Kroger Co.	68	4,366,884	5.0%	$30,164,951	3.3%
The TJX Companies, Inc.	93	2,966,734	3.4%	28,975,579	3.2%
Wal-Mart Stores, Inc.	29	3,523,320	4.1%	17,132,841	1.9%
Publix Super Markets, Inc.	39	1,801,416	2.1%	16,650,717	1.8%
Dollar Tree Stores, Inc.	130	1,491,921	1.7%	15,194,586	1.7%
Ahold USA, Inc.	21	1,259,102	1.5%	14,064,340	1.5%
Sears Holdings Corporation	26	2,400,905	2.8%	10,367,548	1.1%
Office Depot, Inc.	41	940,798	1.1%	9,926,883	1.1%
PetSmart, Inc.	31	678,994	0.8%	9,578,526	1.0%
Bed Bath & Beyond Inc.	31	754,873	0.9%	9,390,742	1.0%
Ross Stores, Inc.	30	844,474	1.0%	9,118,572	1.0%
Best Buy Co., Inc.	16	660,392	0.8%	8,778,043	1.0%
Burlington Stores, Inc.	16	1,220,369	1.4%	8,553,421	0.9%
Big Lots, Inc.	45	1,448,043	1.7%	8,525,582	0.9%
Safeway Inc.	15	826,323	1.0%	8,164,737	0.9%
Staples, Inc.	31	680,559	0.8%	7,625,640	0.8%
Kohl’s Corporation	12	1,002,715	1.2%	7,269,745	0.8%
PETCO Animal Supplies, Inc.	34	462,905	0.5%	7,077,644	0.8%
DICK’S Sporting Goods, Inc.	12	492,031	0.6%	6,400,866	0.7%
Hobby Lobby Stores, Inc.	16	943,615	1.1%	6,178,498	0.7%
TOP 20 RETAILERS	736	28,766,373	33.1%	$239,139,462	26.1%

The following table sets forth certain information as of December 31, 2014, regarding the shopping centers in our Portfolio on a state-by-state basis:

								Percent of
		Number of		Percent	Percent			Number of	Percent	Percent
	State	Properties	GLA	Leased	Billed	ABR	ABR / SF	Properties	of GLA	of ABR
1	Alabama	4	989,814	93.0%	92.9%	$7,015	$7.69	0.8%	1.1%	0.8%
2	Arizona	2	288,110	85.2%	82.4%	2,022	8.24	0.4%	0.3%	0.2%
3	California	29	5,780,124	97.5%	96.7%	89,115	16.49	5.6%	6.7%	9.7%
4	Colorado	6	1,478,489	95.6%	93.4%	18,266	12.98	1.2%	1.7%	2.0%
5	Connecticut	15	2,266,237	93.0%	92.4%	28,524	14.54	2.9%	2.6%	3.1%
6	Delaware	1	191,974	100.0%	100.0%	2,303	12.00	0.2%	0.2%	0.3%
7	Florida	58	9,035,525	90.5%	88.8%	100,002	12.61	11.1%	10.4%	10.9%
8	Georgia	37	5,288,487	89.1%	87.9%	44,671	9.55	7.1%	6.1%	4.9%
9	Illinois	24	4,791,912	92.5%	90.3%	49,946	11.82	4.6%	5.5%	5.5%
10	Indiana	12	1,966,959	89.2%	88.1%	14,816	8.90	2.3%	2.3%	1.6%
11	Iowa	5	783,917	91.5%	86.3%	4,748	7.38	1.0%	0.9%	0.5%
12	Kansas	2	376,292	88.3%	85.9%	2,873	11.26	0.4%	0.4%	0.3%
13	Kentucky	12	2,575,550	93.8%	92.9%	20,187	8.96	2.3%	3.0%	2.2%
14	Louisiana	4	612,368	94.9%	91.5%	3,568	6.14	0.8%	0.7%	0.4%
15	Maine	2	391,746	92.2%	92.2%	2,571	13.34	0.4%	0.5%	0.3%
16	Maryland	5	777,424	97.8%	97.4%	9,562	12.63	1.0%	0.9%	1.0%
17	Massachusetts	10	1,709,273	93.6%	92.6%	18,718	14.57	1.9%	2.0%	2.0%
18	Michigan	19	3,743,589	91.5%	88.4%	31,832	10.94	3.6%	4.3%	3.5%
19	Minnesota	10	1,485,108	92.4%	89.6%	15,411	11.80	1.9%	1.7%	1.7%
20	Mississippi	3	406,316	78.5%	78.5%	3,170	10.09	0.6%	0.5%	0.3%
21	Missouri	6	874,795	92.5%	91.3%	6,043	7.59	1.2%	1.0%	0.7%
22	Nevada	3	609,661	92.7%	89.9%	7,879	13.95	0.6%	0.7%	0.9%
23	New Hampshire	5	769,577	95.3%	94.6%	7,836	13.41	1.0%	0.9%	0.9%
24	New Jersey	17	2,982,931	93.8%	89.0%	39,802	15.28	3.3%	3.4%	4.3%
25	New Mexico	2	83,800	100.0%	100.0%	919	10.97	0.4%	0.1%	0.1%
26	New York	33	4,351,377	94.4%	93.8%	60,834	15.27	6.3%	5.0%	6.6%
27	North Carolina	22	4,405,619	90.7%	89.5%	40,103	11.14	4.2%	5.1%	4.4%
28	Ohio	24	4,544,924	91.5%	90.1%	42,143	10.71	4.6%	5.2%	4.6%
29	Oklahoma	1	186,851	100.0%	100.0%	1,760	9.42	0.2%	0.2%	0.2%
30	Pennsylvania	37	6,061,182	95.9%	94.7%	66,928	13.32	7.1%	7.0%	7.3%
31	Rhode Island	1	148,126	99.1%	99.1%	1,531	10.43	0.2%	0.2%	0.2%
32	South Carolina	8	1,394,993	87.2%	82.8%	12,718	10.65	1.5%	1.6%	1.4%
33	Tennessee	16	3,238,229	94.0%	92.6%	28,803	9.91	3.1%	3.7%	3.1%
34	Texas	67	9,548,208	94.1%	93.2%	104,089	12.51	12.9%	11.0%	11.4%
35	Vermont	1	224,514	97.7%	97.7%	1,902	8.67	0.2%	0.3%	0.2%
36	Virginia	11	1,446,496	89.3%	89.2%	13,930	11.34	2.1%	1.7%	1.5%
37	West Virginia	2	251,500	95.4%	95.4%	1,969	8.21	0.4%	0.3%	0.2%
38	Wisconsin	5	766,509	92.2%	87.1%	7,110	10.07	1.0%	0.9%	0.8%

TOTAL		521	86,828,506	92.8%	91.3%	$915,619	$12.14	100.0%	100.0%	100.0%

The following table sets forth certain information by unit size for our Portfolio as of December 31, 2014.

	Number of Units	GLA	Percent Leased	Percent Billed	Percent of Vacant GLA	ABR	ABR/SF
≥ 35,000 SF	580	36,191,704	98.7%	98.0%	7.6%	$273,657,310	$8.62
20,000 – 34,999 SF	558	14,704,352	96.6%	94.7%	8.1%	132,333,693	9.47
10,000 - 19,999 SF	730	9,916,157	92.4%	89.4%	12.1%	110,476,988	12.39
5,000 - 9,999 SF	1,382	9,524,928	85.0%	82.5%	22.9%	119,979,934	15.49
< 5,000 SF	8,013	16,491,365	81.3%	79.5%	49.3%	279,171,380	21.38
TOTAL	11,263	86,828,506	92.8%	91.3%	100.0%	$915,619,305	$12.14

TOTAL ≥ 10,000 SF	1,868	60,812,213	97.1%	95.8%	27.8%	$516,467,991	$9.45
TOTAL < 10,000 SF	9,395	26,016,293	82.6%	80.6%	72.2%	399,151,314	19.19

The following table sets forth, as of December 31, 2014, a schedule of lease expirations for leases in place within our Portfolio for each of the next ten years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term and including ground leases:

	Number of		Percent of		Percent
	Leases	Leased GLA	Leased GLA	ABR / SF	of ABR
Month to Month	398	1,136,285	1.4%	$13.50	1.7%
2015	1,467	8,827,844	11.0%	10.79	10.4%
2016	1,600	11,732,641	14.6%	11.27	14.4%
2017	1,592	10,641,702	13.2%	12.06	14.0%
2018	1,305	9,467,047	11.8%	12.21	12.6%
2019	1,206	9,928,083	12.3%	11.46	12.4%
2020	550	6,961,305	8.6%	10.46	8.0%
2021	257	3,432,806	4.3%	11.21	4.2%
2022	235	3,550,475	4.4%	10.67	4.1%
2023	262	3,584,245	4.4%	10.12	4.0%
2024+	612	11,307,824	14.0%	11.47	14.2%

We believe that all of the properties in our portfolio are suitable for use as a community or neighborhood shopping center.

More specific information with respect to each of our property interests is set forth in Exhibit 99.2, which is incorporated herein by reference.

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

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth for the years ended December 31, 2014 and 2013 the high and low closing sales prices for each quarter of BPG’s common stock, which began trading on the New York Stock Exchange, or NYSE, on October 30, 2013 under the trading symbol “BRX,” and the quarterly declared dividend per share of common stock for the year ended December 31, 2014 and 2013:

	Stock Price
Period	High	Low	Cash Dividends Declared
2014:
First Quarter	$22.08	$20.13	$0.200
Second Quarter	23.04	20.95	0.200
Third Quarter	23.99	22.26	0.200
Fourth Quarter	25.24	21.97	0.225
2013:
Fourth Quarter (1) (2)	20.94	19.66	0.127

(1)
As BPG’s common stock was not listed on a national securities exchange until October 30, 2013, the high/low closing sales prices for the fourth quarter are for October 30, 2013 through December 31, 2013.

(2)
BPG’s Board of Directors declared a quarterly cash dividend of $0.20 per common share (equivalent to $0.80 per annum). This initial quarterly dividend was pro-rated to $0.127 per common share to reflect the period commencing on November 4, 2013, the IPO completion date, and ending on December 31, 2013. This pro-rated dividend was paid on January 15, 2014 to stockholders of record on January 6, 2014.

As of February 1, 2015, the number of holders of record of BPG’s common stock was 29.  This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

The Internal Revenue Code of 1986, as amended (the “Code”), generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and imposes tax on any taxable income retained by a REIT, including capital gains. To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, BPG intends to make regular quarterly distributions of all or substantially all of BPG’s REIT taxable income to holders of BPG’s common stock out of assets legally available for such purposes.

BPG’s future distributions will be at the sole discretion of BPG’s board of directors. When determining the amount of future distributions, we expect that BPG’s board of directors will consider, among other factors, (1) the amount of cash generated from our operating activities, (2) our expectations of future cash flows, (3) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (4) the timing of significant redevelopment and re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (5) our ability to continue to access additional sources of capital, (6) the amount required to be distributed to maintain BPG’s status as a REIT and to reduce any income and excise taxes that BPG otherwise would be required to pay, (7) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our Unsecured Credit Facility, and (8) the sufficiency of legally-available assets.

To the extent BPG is prevented by provisions of our financing arrangements or otherwise from distributing 100% of BPG’s REIT taxable income or otherwise do not distribute 100% of BPG’s REIT taxable income, BPG will be subject to income tax, and potentially excise tax, on the retained amounts. If our operations do not generate sufficient cash flow to allow BPG to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, sell assets or reduce such distributions. BPG’s board of directors reviews the alternative funding sources available to us from time to time. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Item 1A. “Risk Factors.”

Because Brixmor Property Group Inc. is a holding company and has no material assets other than its ownership of shares of common stock of BPG Sub and no material operations other than those conducted by BPG Sub, we fund any distributions from legally-available assets authorized by our board of directors in three steps:

•
first, the Operating Partnership makes distributions to those of its partners which are holders of OP Units, including BPG Sub. When the Operating Partnership makes such distributions, in addition to BPG Sub and its wholly owned subsidiary, the other partners of the Operating Partnership are also entitled to receive equivalent distributions pro rata based on their partnership interests in the Operating Partnership;

•	second, BPG Sub distributes to Brixmor Property Group Inc. its share of such distributions; and

•	third, Brixmor Property Group Inc. distributes the amount authorized by its board of directors and declared by Brixmor Property Group Inc. to its common stockholders on a pro rata basis.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from October 30, 2013 through December 31, 2014, the cumulative total stockholder return on the BPG’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the FTSE NAREIT Equity Shopping Centers Index. Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2014.

Issuer Purchases of Equity Securities
BPG did not repurchase any of its equity securities during the year ended December 31, 2014.

Item 6.    Selected Financial Data
The following table shows our selected consolidated financial data for BPG and the Operating Partnership and their respective subsidiaries for the periods indicated. This information should be read together with the audited financial statements and notes thereto of BPG and its subsidiaries and the Operating Partnership and its subsidiaries and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.
The Successor period in the following table reflects our selected financial data for BPG and the Operating Partnership and their respective subsidiaries for the period following the Acquisition through the end of the 2014 fiscal year, and the Predecessor period in the following table reflects our selected financial data for BPG and the Operating Partnership and their respective subsidiaries for the periods prior to the Acquisition.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Successor (Consolidated)				Predecessor (Combined Consolidated)
	Year Ended December 31,			Period from June 28, 2011 through December 31,	Period from January 1, 2011 through June 27,	Year Ended December 31,
	2014	2013	2012	2011	2011	2010
Revenues
Rental income	$960,715	$887,466	$851,311	$429,178	$412,745	$837,488
Expense reimbursements	268,035	242,803	225,710	112,355	114,828	227,740
Other revenues	7,849	16,135	11,233	5,331	7,588	15,531
Total revenues	1,236,599	1,146,404	1,088,254	546,864	535,161	1,080,759

Operating expenses
Operating costs	129,148	116,522	118,876	59,440	64,381	121,187
Real estate taxes	179,504	168,468	155,142	77,455	76,744	157,477
Depreciation and amortization	441,630	438,547	488,524	283,653	168,644	375,884
Provision for doubtful accounts	11,537	10,899	11,542	8,465	10,360	14,900
Impairment of real estate assets	—	1,531	—	—	—	224,687
Acquisition related costs	—	—	541	41,362	5,647	4,821
General and administrative	80,175	121,082	88,936	49,874	57,363	94,570
Total operating expenses	841,994	857,049	863,561	520,249	383,139	993,526

Other income (expense)
Dividends and interest	602	832	1,138	641	815	2,203
Gain on bargain purchase	—	—	—	328,826	—	—
Interest expense	(262,812)	(343,193)	(376,237)	(199,131)	(189,299)	(366,251)
Gain (loss) on sale of real estate assets and acquisition of joint venture interest	378	2,223	501	—	—	(111)
Gain (loss) on extinguishment of debt, net	(13,761)	(20,028)	—	917	—	—
Other	(8,431)	(11,014)	(504)	1,197	(3,731)	5,549
Total other income (expense)	(284,024)	(371,180)	(375,102)	132,450	(192,215)	(358,610)

Income (loss) before equity in income of unconsolidated joint ventures	110,581	(81,825)	(150,409)	159,065	(40,193)	(271,377)
Income tax benefit	—	—	—	—	—	16,494
Equity in income (loss) of unconsolidated joint ventures	370	1,167	687	(160)	(381)	(2,116)
Gain on disposition of investments in unconsolidated joint ventures	1,820	—	—	—	—	—
Impairment of investment in unconsolidated joint ventures	—	—	(314)	—	—	(1,734)
Income (loss) from continuing operations	112,771	(80,658)	(150,036)	158,905	(40,574)	(258,733)

Discontinued operations
Income (loss) from discontinued operations	4,909	3,505	(2,447)	(5,769)	2,091	6,767
Gain on disposition of operating properties	15,171	3,392	5,369	—	—	—
Impairment of real estate held for sale	—	(45,122)	(13,599)	—	(8,608)	(68,020)
Income (loss) from discontinued operations	20,080	(38,225)	(10,677)	(5,769)	(6,517)	(61,253)

Net income (loss)	132,851	(118,883)	(160,713)	153,136	(47,091)	(319,986)

Net (income) loss attributable to non-controlling interests	(43,849)	25,349	38,146	(37,785)	(752)	(1,400)

Net income (loss) attributable to Brixmor Property Group Inc.	89,002	(93,534)	(122,567)	115,351	(47,843)	(321,386)

Preferred stock dividends	(150)	(162)	(296)	(137)	—	—
Net income (loss) attributable to common stockholders	$88,852	$(93,696)	$(122,863)	$115,214	$(47,843)	$(321,386)
Per common share:
Income (loss) from continuing operations:
Basic	$0.36	$(0.33)	$(0.64)	$0.66
Diluted	$0.36	$(0.33)	$(0.64)	$0.66
Net income (loss) attributable to common stockholders:
Basic	$0.36	$(0.50)	$(0.68)	$(0.02)
Diluted	$0.36	$(0.50)	$(0.68)	$(0.02)
Weighted average number of vested common shares:
Basic	243,390	188,993	180,675	180,675
Diluted	244,588	188,993	180,675	180,675

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	Successor				Predecessor
Balance Sheet Data as of the end of each year	2014	2013	2012	2011	2010
Real estate, net	$9,253,015	$9,647,558	$9,098,130	$9,496,903	$9,873,096
Total assets	$9,702,402	$10,171,916	$9,603,729	$10,032,266	$10,711,209
Debt obligations, net (1)	$6,042,997	$5,981,289	$6,499,356	$6,694,549	$7,700,237
Total liabilities	$6,722,099	$6,865,929	$7,305,908	$7,553,277	$8,731,832
Redeemable non-controlling interests	$—	$21,467	$21,467	$21,559	$21,559
Total equity	$2,980,303	$3,284,520	$2,276,354	$2,457,430	$1,957,818
(1) Debt includes mortgage and secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Successor (Consolidated)				Predecessor (Combined Consolidated)
	Year Ended December 31,			Period from June 28, 2011 through December 31,	Period from January 1, 2011 through June 27,	Year Ended December 31,
	2014	2013	2012	2011	2011	2010
Revenues
Rental income	$960,715	$887,466	$851,311	$429,178	$412,745	$837,488
Expense reimbursements	268,035	242,803	225,710	112,355	114,828	227,740
Other revenues	7,849	16,135	11,233	5,331	7,588	15,531
Total revenues	1,236,599	1,146,404	1,088,254	546,864	535,161	1,080,759

Operating expenses
Operating costs	129,148	116,522	118,876	59,440	64,381	121,187
Real estate taxes	179,504	168,468	155,142	77,455	76,744	157,477
Depreciation and amortization	441,630	438,547	488,524	283,653	168,644	375,884
Provision for doubtful accounts	11,537	10,899	11,542	8,465	10,360	14,900
Impairment of real estate assets	—	1,531	—	—	—	224,687
Acquisition related costs	—	—	—	—	5,647	4,821
General and administrative	80,175	121,078	88,931	49,874	57,363	94,570
Total operating expenses	841,994	857,045	863,015	478,887	383,139	993,526

Other income (expense)
Dividends and interest	602	825	1,125	641	815	2,203
Interest expense	(262,812)	(343,193)	(376,237)	(199,131)	(189,299)	(366,251)
Gain (loss) on sale of real estate assets and acquisition of joint venture interest	378	2,223	501	—	—	(111)
Gain (loss) on extinguishment of debt, net	(13,761)	(20,028)	—	917	—	—
Other	(8,431)	(11,005)	(513)	1,224	(3,731)	5,549
Total other income (expense)	(284,024)	(371,178)	(375,124)	(196,349)	(192,215)	(358,610)

Income (loss) before equity in income of unconsolidated joint ventures	110,581	(81,819)	(149,885)	(128,372)	(40,193)	(271,377)
Income tax benefit	—	—	—	—	—	16,494
Equity in income (loss) of unconsolidated joint ventures	370	1,167	687	(160)	(381)	(2,116)
Gain on disposition of investments in unconsolidated joint ventures	1,820	—	—	—	—	—
Impairment of investment in unconsolidated joint ventures	—	—	(314)	—	—	(1,734)
Income (loss) from continuing operations	112,771	(80,652)	(149,512)	(128,532)	(40,574)	(258,733)

Discontinued operations
Income (loss) from discontinued operations	4,909	3,505	(2,447)	(5,769)	2,091	6,767
Gain on disposition of operating properties	15,171	3,392	5,369	—	—	—
Impairment on real estate held for sale	—	(45,122)	(13,599)	—	(8,608)	(68,020)
Income (loss) from discontinued operations	20,080	(38,225)	(10,677)	(5,769)	(6,517)	(61,253)

Net income (loss)	132,851	(118,877)	(160,189)	(134,301)	(47,091)	(319,986)

Net income attributable to non-controlling interests	(1,181)	(1,355)	(1,306)	(653)	(752)	(1,400)

Net income (loss) attributable to Brixmor Operating Partnership LP	$131,670	$(120,232)	$(161,495)	$(134,954)	$(47,843)	$(321,386)
Net income (loss) attributable to:
Series A interest	$21,014	$3,451	$—	$—	$—	$—
Partnership common units	110,656	(123,683)	(161,495)	(134,954)	(47,843)	(321,386)
Net income (loss) attributable to Brixmor Operating Partnership LP	$131,670	$(120,232)	$(161,495)	$(134,954)	$(47,843)	$(321,386)
Per common unit:
Income (loss) from continuing operations:
Basic	$0.36	$(0.33)	$(0.63)	$(0.54)
Diluted	$0.36	$(0.33)	$(0.63)	$(0.54)
Net income (loss) attributable to partnership common units:
Basic	$0.36	$(0.50)	$(0.68)	$(0.57)
Diluted	$0.36	$(0.50)	$(0.68)	$(0.57)
Weighted average number of partnership common units:
Basic	302,540	250,109	238,834	238,834
Diluted	303,738	250,109	238,834	238,834

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	Successor				Predecessor
Balance Sheet Data as of the end of each year	2014	2013	2012	(unaudited) 2011	2010
Real estate, net	$9,253,015	$9,647,558	$9,098,130	$9,496,903	$9,873,096
Total assets	$9,702,055	$10,170,810	$9,597,910	$9,980,278	$10,711,209
Debt obligations, net (1)	$6,042,997	$5,981,289	$6,499,356	$6,694,549	$7,700,237
Total liabilities	$6,722,099	$6,865,919	$7,305,906	$7,553,137	$8,731,832
Redeemable non-controlling interests	$—	$21,467	$21,467	$21,559	$21,559
Total capital	$2,979,956	$3,283,424	$2,270,537	$2,405,582	$1,957,818
(1) Debt includes mortgage and secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed REIT Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein refer to each of BPG and the Operating Partnership, collectively. We operate the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our high quality nation portfolio is diversified by geography, tenancy and retail format, and our shopping centers are primarily anchored by market-leading grocers. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and has maintained such requirements for our taxable year ended December 31, 2014, and expect to satisfy such requirements for subsequent taxable years.
As of December 31, 2014, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 97.5% of the outstanding OP Units. Certain investments funds affiliated with The Blackstone Group L.P. and certain members of our current and former management collectively owned the remaining 2.5% of the outstanding OP Units. We use the term “Outstanding OP Units” to refer to the OP Units not held by BPG, BPG Sub or the General Partner. Holders of Outstanding OP Units may redeem their OP Units for cash based upon the market value of an equivalent number of shares of BPG’s common stock or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders.

Our primary objective is to maximize total returns to BPG’s stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large, high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful NOI growth from this portfolio. We expect that the major drivers of this growth will be a combination of occupancy increases across both our anchor and small shop space, positive rent spreads from below-market in-place rents and significant near-term lease rollover, annual contractual rent increases across the portfolio and the realization of embedded anchor space repositioning / redevelopment opportunities.
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

•
Experienced Management - Senior members of our management team are experienced real estate operators with deep industry expertise and retailer relationships and have an average of 24 years of experience in the real estate industry and an average tenure of 15 years with the Operating Partnership.

Factors That May Influence our Future Results
We derive our revenues primarily from rents (including percentage rents based on tenants’ sales levels) and expense reimbursements due to us from tenants under existing leases at each of our properties. Expense reimbursements consist of payments made by tenants to us under contractual lease obligations for their proportional share of the property’s operating expenses, insurance and real estate taxes and certain capital expenditures related to maintenance of the properties.

The amount of rental income and expense reimbursements we receive is primarily dependent on our ability to maintain or increase rental rates and on our ability to lease available space, including renewing expiring leases. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (3) the attractiveness of properties in our portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents; (5) in the case of percentage rents, our tenants’ sales volumes; (6) competition from other available properties; (7) changes in market rental rates; and (8) changes in the regional demographics of our properties.

Our operating expenses include property-related costs, including repairs and maintenance, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security, ground rent expense related to ground lease payments for which we are the lessee and various other property related costs. Increases in our operating expenses, to the extent they are not offset by revenue increases, impact our overall performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

Initial Public Offering and IPO Property Transfers
On November 4, 2013, BPG completed an IPO in which it sold 47.4 million shares of common stock, at an IPO price of $20.00 per share. We received net proceeds from the sale of shares in the IPO of $893.9 million after deducting $54.9 million in underwriting discounts, expenses and transaction costs. Of the total proceeds received, $824.7 million was used to pay down amounts outstanding under our unsecured credit facility (see attached financial statements for additional information).

In connection with the IPO, we acquired interests in the Acquired Properties from certain investment funds affiliated with Blackstone in exchange for 15.9 million OP Units in the Operating Partnership having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties during 2013, we repaid $66.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties with a portion of the net proceeds of the IPO. During 2014, we repaid the remaining $7.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties.

Also in connection with the IPO we created a separate series of interest in the Operating Partnership that allocated to certain funds affiliated with the pre-IPO owners all of the economic consequences of ownership of the Operating Partnership’s interest in the Non-Core Properties.  During 2013, we disposed of 11 of the Non-Core Properties. During 2014, the Operating Partnership caused its ownership interests in all but one of the remaining 36 Non-Core Properties to be transferred to the pre-IPO owners. The one remaining Non-Core Property was transferred to the lender in satisfaction of the property’s mortgage balance and, following such transfer, on March 28, 2014, the Series A was terminated. The operating results of the 44 wholly-owned Non-Core Properties, including the gain on disposition, are included in Discontinued operations on the Consolidated Statements of Operations. The operating results of the remaining three Non-Core Properties, which we owned a 20% interest, are included in Equity in income of unconsolidated joint ventures within continuing operations, through their distribution date, on the Consolidated Statements of Operations.

Portfolio and Financial Highlights

•	As of December 31, 2014, we owned interests in 521 shopping centers, including 520 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•
Billed occupancy for the Portfolio was 91.3% and 90.7% as of December 31, 2014 and 2013, respectively. Leased occupancy for the Portfolio was 92.8% and 92.4% at December 31, 2014 and 2013, respectively.

•
During 2014, we executed 2,082 leases in our Portfolio totaling 13.1 million square feet of GLA, including 787 new leases totaling 3.8 million square feet of GLA and 1,295 renewals totaling 9.2 million square feet of GLA. The average annualized cash base rent ABR under the new leases increased 31.2% from the prior tenant’s ABR and increased 12.6% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $13.45 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $12.53. The cost per square foot for tenant improvements and leasing commissions for new leases was $16.21 and $2.80, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.75 and $0.04, respectively.

•
During 2013, we executed 2,244 leases in our Portfolio totaling 12.8 million square feet of GLA, including 787 new leases totaling 3.4 million square feet of GLA and 1,457 renewals totaling 9.4 million square feet of GLA. The ABR under the new leases increased 29.5% from the prior tenant’s ABR and increased 9.8% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $13.69 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $12.38. The cost per square foot for tenant improvements and leasing commissions for new leases was $12.58 and $2.98, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.70 and $0.04, respectively.

Acquisition Activity

•
During 2013, in addition to the Acquired Properties, we acquired one retail building which was adjacent to one of our existing shopping centers for a purchase price of $5.1 million and the remaining 70% interest in a shopping center held through an unconsolidated joint venture for a net purchase price of $18.7 million.

Disposition Activity

•
During the year ended December 31, 2014, we transferred our ownership interests in 35 Non Core-Properties to the pre-IPO owners. The 35 Non-Core Properties distributed to the pre-IPO owners had a carrying value of $179.0 million and a fair value of $195.2 million, resulting in a gain of $16.2 million. The remaining Non-Core Property was transferred to the lender in satisfaction of the property’s mortgage balance resulting in a $6.1 million gain on extinguishment of debt. In addition, we disposed of one shopping center and one land parcel for aggregate net proceeds of $6.8 million.

•	During the year ended December 31, 2013, we disposed of 18 shopping centers and three land parcels for aggregate net proceeds of $59.0 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Revenues (in thousands)

	Year Ended December 31,
	2014	2013	$ Change
Revenues
Rental income	$960,715	$887,466	$73,249
Expense reimbursements	268,035	242,803	25,232
Other revenues	7,849	16,135	(8,286)
Total revenues	$1,236,599	$1,146,404	$90,195

Rental income
The increase in rental income for the year ended December 31, 2014 of $73.2 million, as compared to the corresponding period in 2013, was primarily due to a $72.3 million increase in ABR driven by (i) an increase in billed occupancy from 90.7% as of December 31, 2013 to 91.3% as of December 31, 2014, (ii) an increase in leasing spreads of 12.6% for both new and renewal leases, and (iii) $46.8 million of ABR from the Acquired Properties, partially offset by (iv) a decrease in the amortization of above and below market lease intangibles and lease settlement income due to the expiration and termination of leases.

Expense reimbursements
The increase in expense reimbursements for the year ended December 31, 2014 of $25.2 million, as compared to the corresponding period in 2013, was primarily due to (i) an $11.2 million increase in reimbursable expenses related to the Acquired Properties, (ii) an increase in the recovery percentage for properties owned for the entirety of both periods to 86.8% for 2014, as compared to 85.2% for the same period in 2013. The increased percentage of recoveries from tenants is primarily attributable to increased occupancy of our portfolio, and (iii) a $7.7 million increase in reimbursable operating expenses from properties owned for the entirety of both periods.

Other revenues
The decrease in other revenues for the year ended December 31, 2014 of $8.3 million as compared to the corresponding period in 2013, was primarily due to $6.1 million of non-cash management fee income recorded in connection the vesting of equity incentive awards in the Acquired Properties in 2013. Certain of our employees have been granted equity incentive awards in the Acquired Properties. These awards were granted with service conditions and performance and market conditions. As the awards were granted to the employees under our management agreement with the owners of the Acquired Properties, we considered the amounts earned by the employees for the amortization of the awards at their fair value as measured at each reporting period to be a component of our management fees, and then recorded a corresponding amount for compensation expense. In connection with the IPO, based on the terms of these awards, all of such awards granted to our employees vested. In exchange for the vested incentive awards, the holders received vested Operating Partnership Units. At the time of the IPO, we recorded $6.1 million of additional management fee income and additional compensation expense based upon the fair value of the Operating Partnership Units issued at the date of grant. The remaining decrease is primarily due to a decrease in fee revenues resulting from the acquisition of the Acquired Properties at the time of the IPO, which were managed by the Company prior to the IPO and a reduction in the number of properties managed subsequent to the IPO.

Operating Expenses (in thousands)

	Year Ended December 31,
	2014	2013	$ Change
Operating expenses
Operating costs	$129,148	$116,522	$12,626
Real estate taxes	179,504	168,468	11,036
Depreciation and amortization	441,630	438,547	3,083
Provision for doubtful accounts	11,537	10,899	638
Impairment of real estate assets	—	1,531	(1,531)
General and administrative	80,175	121,082	(40,907)
Total operating expenses	$841,994	$857,049	$(15,055)

Operating costs
The increase in operating costs for the year ended December 31, 2014 of $12.6 million, as compared to the corresponding period in 2013, was due to $8.2 million of operating costs for the Acquired Properties, increased weather related expenses including snow removal expenses, utility expenses, roof and parking lot repairs and maintenance expenses.

Real estate taxes
The increase in real estate taxes for the year ended December 31, 2014 of $11.0 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of the Acquired Properties, the purchase of 100% ownership in a previously unconsolidated joint venture and increased tax assessments on several of our properties primarily in Texas, California and Illinois.

Depreciation and amortization
The increase in depreciation and amortization for the year ended December 31, 2014 of $3.1 million, as compared to the corresponding period in 2013, was primarily due to $34.9 million of depreciation and amortization recorded in connection with the Acquired Properties, partially offset by a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The increase in provisions for doubtful accounts for the year ended December 31, 2014 of $0.6 million, as compared to the corresponding period in 2013, was primarily due to the Acquired Properties.

General and administrative
The decrease in general and administrative costs for the year ended December 31, 2014 of $40.9 million, as compared to the corresponding period in 2013, was primarily due to a $3.2 million decrease in expense associated with the acceleration of certain of our long term incentive plans in connection with our IPO, a $33.1 million decrease in share based compensation expense in connection with our IPO and a decrease in personnel related expenses associated with the realignment of certain corporate functions in 2013.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2014	2013	$ Change
Other income (expense)
Dividends and interest	$602	$832	$(230)
Interest expense	(262,812)	(343,193)	80,381
Gain on sale of real estate assets and acquisition of joint venture interest	378	2,223	(1,845)
Gain (loss) on extinguishment of debt, net	(13,761)	(20,028)	6,267
Other	(8,431)	(11,014)	2,583
Total other income (expense)	$(284,024)	$(371,180)	$87,156

Dividends and interest
Dividends and interest remained approximately the same for the year ended December 31, 2014, as compared to the corresponding period in 2013.

Interest expense
The decrease in interest expense for the year ended December 31, 2014 of $80.4 million, as compared to the corresponding period in 2013, was primarily due to the 2013 repayment of $2.6 billion of debt with a weighted-average interest rate of 5.71% and the 2014 repayment of $1.0 billion of debt with a weighted-average interest rate of 5.59%, which decreased interest expense by $116.6 million, partially offset by an increase of $36.6 million of interest expense on our Unsecured Credit Facility and Term Loan. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility and Term Loan which had a weighted average interest rate of 2.0% as of December 31, 2014 as well as from proceeds of our initial public offering.

Gain on sale of real estate assets and acquisition of joint venture interest
During the year ended December 31, 2014, we disposed of one land parcel for aggregate proceeds of $2.8 million resulting in a $0.4 million gain. During the year ended December 31, 2013, we disposed of two land parcels for aggregate proceeds of $1.4 million resulting in an aggregate gain of $1.1 million. In addition, we purchased the remaining 70% interest in a shopping center held through an unconsolidated joint venture resulting in a gain of $1.1 million on the step-up of the original 30% interest.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2014, we repaid $1.0 billion of debt resulting in a $13.8 million loss on extinguishment of debt, net. During the year ended December 31, 2013, we repaid $2.6 billion of debt resulting in a$20.0 million loss on extinguishment of debt, net.

Other
The decrease in other for the year ended December 31, 2014 of $2.6 million, as compared to the corresponding period in 2013, was primary due to expenses incurred in 2013 related to our IPO. In addition, during the year ended December 31, 2014, we had $2.6 million of income related to the settlement of a contingency associated with one of our properties, partially offset by $2.4 million of expense related to the termination of one of our corporate office leases.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Year Ended December 31,
	2014	2013	$ Change
Equity in income of unconsolidated joint ventures	$370	$1,167	$(797)
Gain on disposition of investments in unconsolidated joint ventures	$1,820	$—	$1,820

Equity in income of unconsolidated joint ventures
The decrease in equity in income of unconsolidated joint ventures for the year ended December 31, 2014 of $0.8 million, as compared to the corresponding period in 2013, was primarily due to the acquisition of the interests of an unconsolidated joint venture in 2013 and the disposal of our interests in three unconsolidated joint ventures during 2014.

Gain on disposition of investments in unconsolidated joint ventures
During the year ended December 31, 2014 we disposed of our interests in three unconsolidated joint ventures resulting in a gain on disposal of $1.8 million.

Discontinued Operations (in thousands)

	Year Ended December 31,
	2014	2013	$ Change
Discontinued operations
Income (loss) from discontinued operations	$4,909	$3,505	$1,404
Gain on disposition of operating properties	15,171	3,392	11,779
Impairment of real estate held for sale	—	(45,122)	45,122
Income (loss) from discontinued operations	$20,080	$(38,225)	$58,305

Income (loss) from discontinued operations
Results from discontinued operations include the results from the following: (i) 34 shopping centers, including 33 Non-Core Properties disposed of during 2014, and (ii) 18 shopping centers disposed of during 2013, including 11 Non-Core Properties. There were no properties classified as held for sale at December 31, 2014.

Gain on disposition of operating properties
During the year ended December 31, 2014, the gain on disposition of operating properties was attributable to the distribution of our interests in 32 of the Non-Core Properties to our pre-IPO owners and the sale of one additional shopping center.

During the year ended December 31, 2013, the gain on disposition of operating properties was attributable to the sale of four shopping centers.

Impairment of real estate held for sale
During the year ended December 31, 2013, as a result of our strategy to dispose of certain shopping centers, we recognized provisions for impairment of $45.1 million relating to 14 shopping centers disposed of during 2013 and 14 properties disposed of during 2014.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
Revenues (in thousands)

	Year Ended December 31,
	2013	2012	$ Change
Revenues
Rental income	$887,466	$851,311	$36,155
Expense reimbursements	242,803	225,710	17,093
Other revenues	16,135	11,233	4,902
Total revenues	$1,146,404	$1,088,254	$58,150

Rental income
The increase in rental income for 2013 of $36.2 million, as compared to the corresponding period in 2012, was primarily due to a $34.7 million increase in ABR driven by (i) an increase in billed occupancy from 90.0% as of

December 31, 2012 to 90.7% as of December 31, 2013, (ii) an increase in leasing spreads of 9.8% for both new and renewal leases, (iii) $9.5 million of ABR from the Acquired Properties, (iv) and a $2.5 million increase in the amortization of above and below market lease intangibles and lease settlement income. These increases were partially offset by a $1.6 million decrease in straight line rent.

Expense reimbursements
The increase in expense reimbursements for 2013 of $17.1 million, as compared to the corresponding period in 2012, was primarily due to an increase in reimbursable expenses and an increase in the recovery percentage which increased to 85.2% for 2013, as compared to 82.4% for the same period in 2012. The increased percentage of recoveries from tenants is primarily attributable to higher occupancy of our portfolio coupled with an increase in real estate taxes which have a higher recovery rate than operating expenses.

Other revenues
The increase in other revenues for 2013 of $4.9 million as compared to the corresponding period in 2012, was primarily due to $6.1 million of non-cash management fee income recorded in connection the vesting of equity incentive awards in the Acquired Properties. Certain of our employees have been granted equity incentive awards in the Acquired Properties. These awards were granted with service conditions and performance and market conditions. As the awards were granted to the employees under our management agreement with the owners of the Acquired Properties, we considered the amounts earned by the employees for the amortization of the awards at their fair value as measured at each reporting period to be a component of our management fees, and then recorded a corresponding amount for compensation expense. In connection with the IPO, based on the terms of these awards, all of such awards granted to our employees vested. In exchange for the vested incentive awards, the holders received vested Operating Partnership Units. At the time of the IPO, we recorded $6.1 million of additional management fee income and additional compensation expense based upon the fair value of the Operating Partnership Units issued at the date of grant.

Operating Expenses (in thousands)

	Year Ended December 31,
	2013	2012	$ Change
Operating expenses
Operating costs	$116,522	$118,876	$(2,354)
Real estate taxes	168,468	155,142	13,326
Depreciation and amortization	438,547	488,524	(49,977)
Provision for doubtful accounts	10,899	11,542	(643)
Impairment of real estate assets	1,531	—	1,531
Acquisition related costs	—	541	(541)
General and administrative	121,082	88,936	32,146
Total operating expenses	$857,049	$863,561	$(6,512)

Operating costs
The decrease in operating costs for 2013 of $2.4 million, as compared to the corresponding period in 2012, was due to decreased snow removal costs, decreased tenant related legal costs and decreased insurance costs partially offset by an increase in repairs and maintenance expenses.

Real estate taxes
The increase in real estate taxes for 2013 of $13.3 million, as compared to the corresponding period in 2012, was primarily due to increased assessments at certain properties, primarily in California, Illinois, Texas and New York, partially offset by decreases in assessments due to successful appeals of assessed values.

Depreciation and amortization
The decrease in depreciation and amortization for 2013 of $50.0 million, as compared to the corresponding period in 2012, was primarily due to tenant lease expirations and lease terminations associated with tenant improvements and in-place lease value intangible assets, partially offset by $7.4 million of depreciation and amortization recorded in connection with the Acquired Properties.

Provision for doubtful accounts
The decrease in the provision for doubtful accounts of $0.6 million for 2013, as compared to 2012, was primarily due to improving market conditions and operating environment of our tenants. The provision for doubtful accounts as a percentage of total revenues decreased from 1.06% for 2012 to 0.95% for 2013.

Impairment of real estate assets
During 2013, we recognized a $1.5 million impairment on the disposal of one land parcel. No impairments were recognized on real estate properties during 2012.

General and administrative
The increase in general and administrative costs for 2013 of $32.1 million, as compared to the corresponding period in 2012, primarily due to (i) $36.1 million increased stock-based compensation expense recorded in connection with the IPO partially offset by a $1.8 million decrease in personnel related expenses due to reductions in staff and $1.3 million decrease in professional fees.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2013	2012	$ Change
Other income (expense)
Dividends and interest	$832	$1,138	$(306)
Interest expense	(343,193)	(376,237)	33,044
Gain on sale of real estate assets and acquisition of joint venture interest	2,223	501	1,722
Gain (loss) on extinguishment of debt, net	(20,028)	—	(20,028)
Other	(11,014)	(504)	(10,510)
Total other income (expense)	$(371,180)	$(375,102)	$3,922

Dividends and interest
Dividends and interest remained approximately the same for 2013 as compared to the corresponding period in 2012.

Interest expense
Interest expense decreased by $33.0 million for 2013, as compared to the corresponding period in 2012, primarily due to the 2013 repayment of $2.6 billion of secured mortgage and term loans with a weighted-average interest rate of 5.69% which decreased interest expense by approximately $50.0 million, partially offset by $16.2 million of interest expense on our Unsecured Credit Facility which we entered into in July 2013. The 2013 secured mortgage and term loan repayments were financed primarily from proceeds of our Unsecured Credit Facility which had a weighted average of 2.4% as of December 31, 2013. During 2013, our Debt obligations, net decreased by $518.0 million primarily due to a portion of our IPO proceeds being used to repay outstanding borrowings under the revolving portion of the Unsecured Credit Facility partially offset by debt assumed from the Acquired Properties.

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

Gain (loss) on extinguishment of debt, net
During 2013, we recognized $20.0 million of losses on extinguishment of debt, net, net resulting from the write-offs of unamortized debt issuance costs and premium/discounts associated with repayments of certain of our debt obligations.

Other
Other increased by $10.5 million for 2013, as compared to the corresponding period in 2012, primarily due to $6.0 million of expenses related to our IPO.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Year Ended December 31,
	2013	2012	$ Change
Equity in income of unconsolidated joint ventures	$1,167	$687	$480
Gain on disposition of investments in unconsolidated joint ventures	$—	$—	$—
Impairment of investment in unconsolidated joint ventures	$—	$(314)	$314

Equity in income of unconsolidated joint ventures increased by $0.5 million for 2013, as compared to corresponding period in 2012, primarily due to increased operating performance of certain of our unconsolidated joint ventures.

During 2012, we recognized provisions for impairment associated with certain of our unconsolidated joint venture investments due to the operating performance of these unconsolidated joint ventures.

Discontinued Operations (in thousands)

	Year Ended December 31,
	2013	2012	$ Change
Discontinued operations
Income (loss) from discontinued operations	$3,505	$(2,447)	$5,952
Gain on disposition of operating properties	3,392	5,369	(1,977)
Impairment of real estate held for sale	(45,122)	(13,599)	(31,523)
Income (loss) from discontinued operations	$(38,225)	$(10,677)	$(27,548)

Income from discontinued operations
Results from discontinued operations include the results from: (i) 34 shopping centers, including 33 Non-Core Properties disposed of during 2014, (ii) 18 shopping centers disposed of in 2013; and (iii) 19 shopping centers and one retail building disposed of during 2012.

Gain on disposition of operating properties
During 2013, the gain on disposition of operating properties was attributable to the sale of four shopping centers for aggregate proceeds of $12.4 million.

In connection with the sale of shopping centers in 2012, we recognized a gain of $5.4 million.

Impairment of real estate assets held for sale
During 2013, as a result of our strategy to dispose of certain shopping centers, we recognized provisions for impairment of $45.1 million relating to 14 shopping centers disposed of during 2013 and 14 properties disposed of during the three months ended March 31, 2014.

During 2012, we recognized provisions for impairment of $13.6 million in connection with the disposal of 19 shopping centers.

For purposes of measuring the provision, fair value was determined based upon the contracts with buyers and then adjusted to reflect associated disposition costs.

Liquidity and Capital Resources
We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain BPG’s qualification as a REIT and other capital obligations associated with conducting our business.

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

During 2014, BPG and the Operating Partnership received investment grade credit ratings from all three major credit rating agencies. Moody’s Investors Service assigned an investment grade issuer rating of Baa3 with a stable outlook. Standard & Poor’s Ratings Services assigned a BBB- corporate credit rating with a stable outlook. Fitch Ratings assigned an initial Issuer Default Rating of BBB- with a stable outlook.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2014	2013	2012
Cash flows provided by operating activities	$479,210	$331,990	$268,847
Cash flows used in investing activities	$(200,832)	$(86,367)	$(118,702)
Cash flows used in financing activities	$(331,698)	$(234,806)	$(204,653)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2014	2013	2012
Cash flows provided by operating activities	$479,217	$331,988	$269,509
Cash flows used in investing activities	$(200,822)	$(86,361)	$(118,499)
Cash flows used in financing activities	$(330,951)	$(230,102)	$(159,147)

Operating Activities
Cash and cash equivalents for BPG were $60.6 million and $113.9 million as of December 31, 2014 and December 31, 2013, respectively. Cash and cash equivalents for the Operating Partnership were $60.5 million and $113.0 million as of December 31, 2014 and December 31, 2013, respectively.

Our net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and tenant expense reimbursements  and cash outflows for property operating expenses, real estate taxes, general and administrative expenses and interest payments.

For the year ended December 31, 2014, the Company’s net cash flow provided by operating activities increased $147.2 million as compared to the corresponding period in 2013. The increase is primarily due to (i) an increase in Same Property NOI, (ii) increased NOI due to the acquisition of the Acquired Properties, (iii) a decrease in interest expense due to a reduction in our outstanding indebtedness as well as a decrease in the weighted average interest rate on outstanding indebtedness, (iv) a decrease in general and administrative expenses and (v) an increase in working capital due to an increase in cash flows from receivables and restricted cash, partially offset by (vi) a decrease in accounts payable accrued expenses and other liabilities due to timing of payments.

Investing Activities
Net cash flow used in investing activities is impacted by the nature, timing and extent of improvements made to our shopping centers, allowances provided to our tenants, and our acquisition and disposition programs. Capital used to fund these activities, and the source thereof, can vary significantly from period to period based on, for example, negotiations with tenants and their willingness to pay higher base rents over the terms of their respective leases as well as the availability of operating cash flows. Net cash flow used in investing activities is also impacted by the level of recurring property capital expenditures in a given period. Recurring capital expenditures are costs to maintain properties and their common areas including new roofs, paving of parking lots and other general upkeep items. Recurring capital expenditures per square foot for the year ended December 31, 2014, 2013 and 2012, were $0.28, $0.26 and $0.28, respectively.

For the year ended December 31, 2014, the Company’s net cash flow used in investing activities increased $114.5 million as compared to the corresponding period in 2013. The increase was primarily due to a $52.2 million decrease in proceeds from sales of real estate assets and a $64.2 million increase in capital expenditures and investments in real estate assets, partially offset by a $6.4 million decrease in acquisitions of real estate assets.

Currently, our anchor space repositioning/redevelopments in our Portfolio relate to 28 projects for which we anticipate incurring approximately $95.9 million in improvements, of which $66.2 million had not yet been incurred as of December 31, 2014.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness and prevailing market conditions associated with each source of capital.

For the year ended December 31, 2014, BPG’s net cash used in financing activities increased $96.9 million as compared to the corresponding period in 2013. The increase was due to (i) an increase of $125.7 million of distributions to common stockholders, (ii) an increase of $41.9 million in distributions to non-controlling interests and (iii) a decrease of $893.7 million in proceeds from issuance of common stock, partially offset by (iv) a decrease of $24.5 million in deferred financing costs and (v) a decrease of $938.8 million in debt obligation repayments, net of proceeds from borrowings.

For the year ended December 31, 2014, the Operating Partnership’s net cash used in financing activities increased $101.0 million as compared to the corresponding period in 2013. The increase was due to (i) an increase of $157.3 million of distributions to partners, (ii) an increase of $13.1 million in distributions to non-controlling interests and (iv) a $893.7 million decrease in partners contributions, partially offset by (v) a decrease of $24.5 million in deferred financing costs and (vi) a decrease of $938.8 million in debt obligation repayments, net of proceeds from borrowings.

Debt transactions
On March 18, 2014, the Operating Partnership entered into an unsecured $600.0 million term loan (the “Term Loan”) which matures on March 18, 2019. The obligations under the Term Loan were guaranteed by both BPG Sub and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the “Parent Guarantors”). In February 2015, the Term Loan was amended to terminate the guarantees and release and discharge the Parent Guarantors from their respective obligations under the guarantees. The Term Loan bears interest, at the Operating Partnership’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus half of 1%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate for the interest period relevant to a particular borrowing. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% as of December 31, 2014. Pursuant to the terms of the Term Loan, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants. Proceeds from the Term Loan were used to repay outstanding borrowings on the Company’s Unsecured Credit Facility.

In addition, during the year ended December 31, 2014, the Company repaid $763.3 million of mortgages and secured loans, $110.2 million of unsecured notes, and $174.8 million of financing liabilities, resulting in a net loss on extinguishment of $13.8 million. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

In addition, in January 2015, the Operating Partnership issued $700.0 million aggregate principal amount of 3.850% Senior Notes due 2025 (the “2025 Notes”), the proceeds of which were used to repay outstanding borrowings under its $1.25 billion senior unsecured revolving credit facility that had been used to repay indebtedness and financial liabilities over the course of 2014.   The 2025 Notes bear interest at a rate of 3.850% per annum accruing from January 21, 2015. Interest on the 2025 Notes is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2015. The 2025 Notes will mature on February 1, 2025. The 2025 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2025 Notes at any time in whole or in part at the applicable make-whole redemption price specified in the Indenture.  If the 2025 Notes are redeemed on or after November 1, 2024 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2025 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During 2015, we have $623.3 million of mortgage loans scheduled to mature and we have approximately $29.7 million of scheduled mortgage amortization payments. We currently intend to repay the scheduled maturities and amortization payments with operating cash and borrowings on our revolving credit facility.

Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans and financing liabilities with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers and corporate offices.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of December 31, 2014.

Contractual Obligations	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$5,979,810	$652,956	$2,126,996	$2,139,602	$1,060,256
Interest payments (2)	816,188	246,652	332,925	173,531	63,080
Operating leases	126,939	7,440	13,868	12,868	92,763

Total	$6,922,937	$907,048	$2,473,789	$2,326,001	$1,216,099

(1)    Debt includes scheduled amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable.

(2)
We incur variable rate interest on $519.5 million and $600.0 million of debt related to the Unsecured Credit Facility and Term Loan, respectively. The margin associated with Unsecured Credit Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans. The rate on the Unsecured Credit Facility was 1.69% as of December 31, 2014. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The rate on the Term Loan was 1.59% as of December 31, 2014.

As of December 31, 2014, we had $243.5 million of notes payable outstanding, excluding the impact of unamortized premiums, with a weighted average interest rate of 5.43%. The agreements related to these notes payable contain certain covenants, including the maintenance of certain financial coverage ratios. As of December 31, 2014, we were in compliance with the covenants.

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

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

	Year Ended December 31,
	2014	2013	Change

Number of properties	478	478	—
Percent billed	91.3%	90.8%	0.5%
Percent leased	92.9%	92.6%	0.3%

Revenues
Rental income	$839,155	$813,894	$25,261
Expense reimbursements	253,787	241,192	12,595
Percentage rents	5,743	6,342	(599)
	1,098,685	1,061,428	37,257
Operating expenses
Operating costs	(121,285)	(116,880)	(4,405)
Real estate taxes	(170,502)	(167,307)	(3,195)
Provision for doubtful accounts	(10,930)	(10,880)	(50)
	(302,717)	(295,067)	(7,650)
Same property NOI	$795,968	$766,361	$29,607

Same Property NOI increased $29.6 million or 3.9% for the year ended December 31, 2014, as compared to the same period in 2013, primarily due to (i) a $25.3 million increase in rental income driven by an increase in billed occupancy to 91.3% from 90.8%, and (ii) an increase in the expense recovery percentage to 87.0% from 84.9% driven by increased occupancy of our portfolio partially offset by (iii) increased weather related expenses including snow removal expenses, utility expenses, roof and parking lot repairs and maintenance expenses.

The following table provides a reconciliation of Net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2014	2013
Net income (loss) attributable to Brixmor Property Group Inc.	$89,002	$(93,534)
Adjustments:
Revenue adjustments (1)	(67,536)	(76,087)
Depreciation and amortization	441,630	438,547
Impairment of real estate assets	—	1,531
General and administrative	80,175	121,082
Total other (income) expense	284,024	371,180
Equity in income of unconsolidated joint ventures	(370)	(1,167)
Gain on disposition of investments in unconsolidated joint ventures	(1,820)	—
Pro rata share of same property NOI of unconsolidated joint ventures	737	719
(Income) loss from discontinued operations	(20,080)	38,225
Net income (loss) attributable to non-controlling interests	43,849	(25,349)
Non-same property NOI	(53,643)	(8,786)
Same property NOI	$795,968	$766,361

(1)	Includes adjustments for lease settlement income, straight-line rents, above- and below-market rent amortization, net and fee income from managed properties and unconsolidated joint ventures.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Change

Number of properties	479	479	—
Percent billed	90.8%	90.0%	0.8%
Percent leased	92.6%	91.3%	1.3%

Revenues
Rental income	$814,232	$790,046	$24,186
Expense reimbursements	241,328	227,919	13,409
Percentage rents	6,342	6,115	227
	1,061,902	1,024,080	37,822
Operating expenses
Operating costs	(116,923)	(118,582)	1,659
Real estate taxes	(167,393)	(156,584)	(10,809)
Provision for doubtful accounts	(10,902)	(11,534)	632
	(295,218)	(286,700)	(8,518)
Same property NOI	$766,684	$737,380	$29,304

Same Property NOI increased $29.3 million or 4.0% for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to (i) a $24.2 million increase in rental income driven by an increase in billed occupancy to 90.8% from 90.0% and an increase in ABR per square foot to $11.82 from $11.60, and (ii) an increase in the expense recovery percentage to 84.9% from 82.8% driven by higher occupancy and an increase in real estate taxes which have a higher recovery rate than operating expenses.

The following table provides a reconciliation of Net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013	2012
Net income (loss) attributable to Brixmor Property Group Inc.	$(93,534)	$(122,567)
Adjustments:
Revenue adjustments (1)	(76,087)	(66,711)
Depreciation and amortization	438,547	488,524
Impairment of real estate assets	1,531	—
General and administrative	121,082	88,936
Acquisition related costs	—	541
Total other (income) expense	371,180	375,102
Equity in income of unconsolidated joint ventures	(1,167)	(687)
Impairment of investments in unconsolidated joint ventures	—	314
Pro rata share of same property NOI of unconsolidated joint ventures	719	617
(Income) loss from discontinued operations	38,548	11,035
Net income (loss) attributable to non-controlling interests	(25,349)	(38,146)
Non-same property NOI	(8,786)	422
Same property NOI	$766,684	$737,380

(1)	Includes adjustments for lease settlement income, straight-line rents, above- and below-market rent amortization, net and fee income from managed properties and unconsolidated joint ventures.

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

Our reconciliation of Brixmor Property Group Inc’s net income (loss) to FFO and FFO attributable to stockholders and non-controlling interest convertible into common stock for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$132,851	$(118,883)	$(160,713)
Gain on disposition of operating properties	(15,549)	(3,392)	(5,369)
Gain on disposition of unconsolidated joint ventures	(1,820)	—	(24)
Depreciation and amortization-real estate related-continuing operations	438,565	436,547	485,772
Depreciation and amortization-real estate related-discontinued operations	606	11,687	21,910
Depreciation and amortization-real estate related-unconsolidated joint ventures	168	180	817
Impairment of operating properties	—	43,582	13,599
Impairment of unconsolidated joint ventures	—	—	314
FFO	554,821	369,721	356,306
Adjustments attributable to non-controlling interests not convertible into common stock	(6,415)	(7,155)	(1,306)
FFO attributable to stockholders and non-controlling interests convertible into common stock	$548,406	$362,566	$355,000

FFO per share/OP Unit - diluted	$1.80	$1.44	$1.47
Weighted average shares/OP Units outstanding - basic and diluted (1)	304,359	252,009	240,905

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of certain BPG Sub shares and OP Units to common stock of the Company and the vesting of certain restricted stock awards.

EBITDA and Adjusted EBITDA
Earnings before interest, tax, depreciation and amortization (“EBITDA”) is calculated as the sum of net income (loss) in accordance with GAAP before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted for (i) acquisition related costs, (ii) gain (loss) on disposition of operating properties, (iii) impairment of real estate assets and real estate equity investments, (iv) gain (loss) on disposition of unconsolidated joint ventures, (v) gain (loss) on extinguishment of debt, (vi) other items that are not indicative of the Company’s operating performance and (vii) after adjustments attributable to non-controlling interests not convertible into common stock.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to Brixmor Property Group Inc’s net income (loss) (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$132,851	$(118,883)	$(160,713)
Interest expense-continuing operations	262,812	343,193	376,237
Interest expense-discontinued operations	259	6,682	11,106
Interest expense-unconsolidated joint ventures	174	651	1,589
Federal and state taxes	3,870	2,851	2,172
Depreciation and amortization-continuing operations	441,630	438,547	488,524
Depreciation and amortization-discontinued operations	606	11,687	21,910
Depreciation and amortization-unconsolidated joint ventures	168	180	817
EBITDA	$842,370	$684,908	$741,642

Acquisition-related costs	—	—	541
Gain on disposition of operating properties	(15,549)	(3,392)	(5,369)
Gain from development/land sales and acquisition of joint venture interests	—	(2,223)	(501)
Gain on disposition of unconsolidated joint ventures	(1,820)	—	(24)
Loss on extinguishment of debt, net	7,686	17,769	—
Impairment of operating properties and land sales	—	1,531	—
Impairment of real estate held for sale	—	45,122	13,599
Impairments of real estate joint ventures	—	—	314
Non-operating items (1)	7,536	—	—
Adjustments to non-controlling interests not convertible into common stock	(596)	(4,059)	(1,306)
Total adjustments	(2,743)	54,748	7,254
Adjusted EBITDA	$839,627	$739,656	$748,896

(1)
Non-operating items consist of the following: (i) shareholder equity offering expenses of $2,834; (ii) executive severance expenses of $2,278; and (iii) corporate office lease termination fees of $2,424.

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

The Company periodically evaluates the collectability of its receivables related to base rents, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes its receivables and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

In determining the value of in-place leases and tenant relationships, management evaluates the specific characteristics of each lease and the Company’s overall relationship with each tenant. Factors considered include, but are not limited to: the nature of the existing relationship with a tenant, the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include: real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical lease-up periods. Costs to execute similar leases include: commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. The value assigned to in-place leases is amortized to expense over the remaining term of each lease. The value assigned to tenant relationships is amortized over the initial terms of the leases.

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

When a real estate asset is identified by management as held-for-sale, the Company discontinues depreciating the asset and estimates its sales price, net of estimated selling costs. If, in management’s opinion, the estimated net sales price of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Additionally, the real estate asset and related operations are classified as discontinued operations and separately presented within the Consolidated Statements of Operations and within Other assets on the Consolidated Balance Sheets. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.

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

Stock Based Compensation
The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees and non-employee directors be recognized in the statement of operations over the service period based on their fair value. Fair value is determined based on the type of award using either the grant date market price of the Company’s stock, the Black-Scholes-Merton option-pricing model or a Monte Carlo simulation model. Share-based compensation expense is included in General and administrative in the Company’s Consolidated Statements of Operations.

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2014.

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

As of December 31, 2014, we had $2.0 billion of outstanding floating rate borrowings under the Unsecured Credit Facility which bore interest at a rate equal to LIBOR plus an interest spread of 150 basis points and $600.0 million of outstanding floating rate borrowings under the Term Loan which bore interest at a rate equal to LIBOR plus an interest spread of 140 basis points. $1.5 billion of the borrowings under the Unsecured Credit Facility are subject to interest rate swap agreements, which effectively convert the interest rate on the borrowings from floating to fixed. During the year ended December 31, 2014, no payment was received from the respective counterparties to the interest rate cap agreements.

If market rates of interest on our variable rate debt increased by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $11.2 million (this includes the impact of the $1.5 billion of interest rate swap agreements). If market rates of interest on our variable rate debt decreased by 1%, the decrease in annual interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.0 million (this includes the impact of the $1.5 billion of interest rate swap agreements). As of December 31, 2014, LIBOR was 0.17%. Even if LIBOR were 0%, our Unsecured Credit Facility and Term Loan are subject to interests spreads of 150 and 140 basis points, respectively. Accordingly, the decrease in LIBOR with respect to these debt instruments would have a nominal effect on future earnings and cash flows. This assumes that the amount outstanding under our variable rate debt remains at approximately $2.6 billion, the balance as of December 31, 2014. The foregoing assumes that our total debt outstanding remains at approximately $6.0 billion, the balance as of December 31, 2014.

Item 8.    Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, BPG’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of BPG’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
BPG’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of BPG’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. BPG’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of BPG’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of BPG are being made only in accordance with authorizations of management and directors of BPG; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on BPG’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.
Ernst & Young LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Operating Partnership’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of the Operating Partnership’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Operating Partnership’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Operating Partnership’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Operating Partnership’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the Operating Partnership’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited and Travelport Worldwide Limited, which may be considered our affiliates.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the sections captioned “Proposal No. 1-Election of Directors,” “The Board of Directors and Certain Governance Matters-Executive Officers of the Company,” “The Board of Directors and Certain Governance Matters-Code of Business Conduct and Ethics and Code of Conduct for Senior Financial Officers,” “The Board of Directors and Certain Governance Matters-Committee Membership-Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 3, 2015 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the sections captioned “Compensation of Our Officers and Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” included in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 3, 2015 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the sections captioned “Equity Compensation Plan Information” and “Ownership of Securities” included in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 3, 2015 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the sections captioned “Transactions with Related Persons” and “The Board of Directors and Certain Governance Matters - Director Independence and Independence Determinations” included in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 3, 2015 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.

Item 14.    Principal Accountant Fees and Services
The information required by Item 14 will be included in the section captioned “Proposal No. 2 - Ratification of Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” included in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 3, 2015 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

3.    Exhibits.
(b)    Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Bylaws of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.2
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Special Limited Partner, and the other limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.1
3.5	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, and the limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.2
3.6	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 11, 2014	8-K	001-36160	3/14/2014	10.1
3.7	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 28, 2014	8-K	001-36160	4/3/2014	10.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee.	8-K	001-36160	1/21/2015	4.2
4.3	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.4	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.5	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.6	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	8/23/2013	4.4
4.7	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.1
4.8	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.9	Form of Officers’ Certificate relating to the terms of the Company’s 3.75% Convertible Senior Notes due 2023	8-K	001-12244	5/19/2003	4.2
4.10	Supplemental Indenture to the 1999 Indenture, dated as of December 17, 2004, by and between New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company)	8-K	001-12244	12/22/2004	4.1
4.11	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.12	Supplemental Indenture to the 1999 Indenture, dated as of May 4, 2007, by and between Centro NP LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.4
4.13	Supplemental Indenture to the 1999 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.2
4.14	Indenture, dated as of January 30, 2004, by and between New Plan Excel Realty Trust, Inc. as Primary Obligor, and U.S. Bank Trust National Association, as Trustee (the “2004 Indenture”)	8-K	001-12244	2/5/2004	4.1
4.15	First Supplemental Indenture to the 2004 Indenture, dated as of September 19, 2006, between New Plan Excel Realty Trust and U.S. Bank Trust National Association, as trustee	8-K	001-12244	9/19/2006	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.16	Successor Supplemental Indenture to the 2004 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.1
4.17	Supplemental Indenture to the 2004 Indenture, dated as of May 4, 2007, by and between Centro NP LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.5
10.1	Separate Series Agreement, dated as of October 29, 2013, by and among BRE Non-Core Assets Inc., as a limited partner associated with Series A, Non-Core Series GP, LLC, as the general partner associated with Series A, and Brixmor OP GP LLC, as the general partner of the Partnership on behalf of Brixmor Operating Partnership LP	8-K	001-36160	11/4/2013	10.3
10.2	Registration Rights Agreement, dated as of October 29, 2013, by and among the Company and the equity holders named therein	8-K	001-36160	11/4/2013	10.4
10.3	Stockholders’ Agreement, dated as of October 29, 2013, by and between the Company and BRE Retail Holdco L.P.	8-K	001-36160	11/4/2013	10.5
10.4	Exchange Agreement, dated as of October 29, 2013, by and among the Company and the other holders of BPG Subsidiary Inc. common stock from time to time party thereto	8-K	001-36160	11/4/2013	10.6
10.5	Form of Contribution Agreement	S-11	333-190002	10/29/2013	10.2
10.6	Non-Core Property Management Agreement, dated as of October 29, 2013	10-K	001-36160	3/12/2014	10.9
10.7	Term Loan Agreement, dated March 18, 2014, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	8-K	001-36160	3/18/2014	10.1
10.8	Parent Guaranty, executed as of March 18, 2014, by BPG Subsidiary Inc. and Brixmor OP GP LLC for the benefit of JPMorgan Chase, N.A., as administrative agent	8-K	001-36160	3/18/2014	10.2
10.9	Amendment No. 1 to Term Loan Agreement, dated as of February 5, 2015, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36160	2/9/2015	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.10	Revolving Credit and Term Loan Agreement, dated as of July 16, 2013, among Brixmor Operating Partnership LP. as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada, as documentation agents and the other Lenders party thereto	S-11	333-190002	8/23/2013	10.6
10.11	Parent Guaranty, dated as of July 16, 2013, made by BPG Subsidiary Inc. and Brixmor OP GP LLC for the benefit of JP Morgan Chase Bank, N.A., as administrative agent	S-11	333-190002	10/29/2013	10.7
10.12	Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of February 5, 2015, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36160	2/9/2015	10.1
10.13
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
		S-11	333-190002	8/23/2013	10.9
10.14	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP New Garden SC Owner, LLC, et al.)	S-11	333-190002	8/23/2013	10.10
10.15	Senior Mezzanine Loan Agreement, dated as of July 28, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.16	Senior Mezzanine Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.12
10.17	Omnibus Amendment to the Mezzanine Loan Documents, dated as of September 1, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/17/2013	10.13
10.18	Loan Agreement, dated as of July 28, 2010, by and between Centro NP Roosevelt Mall Owner, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/17/2013	10.14
10.19	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP Roosevelt Mall Owner, LLC)	S-11	333-190002	10/17/2013	10.15
10.20*	2013 Omnibus Incentive Plan	S-11	333-190002	9/23/2013	10.18
10.21*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.22*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Michael A. Carroll	S-11	333-190002	8/23/2013	10.20
10.23*	Employment Agreement, dated June 24, 2013, between BPG Subsidiary Inc. and Michael V. Pappagallo	S-11	333-190002	8/23/2013	10.21
10.24*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Timothy Bruce	S-11	333-190002	8/23/2013	10.22
10.25*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.26*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Dean Bernstein	S-11	333-190002	8/23/2013	10.24
10.27*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Tiffanie Fisher	S-11	333-190002	8/23/2013	10.25
10.28*	Form of Brixmor Property Group Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/4/2013	10.26
10.29*	Form of BPG Subsidiary Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/4/2013	10.27
10.30*	Separation Agreement, dated as of September 4, 2013, between Brixmor Property Group Inc. and Tiffanie Fisher	S-11	333-190002	9/23/2013	10.28
10.31*	Form of Restricted Stock Unit Agreement	8-K	001-36160	3/14/2014	10.2
10.32*	Form of LTIP Unit Agreement	8-K	001-36160	3/14/2014	10.3
10.33	Form of Director Restricted Stock Award Agreement	S-11	333-190002	10/4/2013	10.30

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Ernst & Young LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Ernst & Young LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Property Group Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
99.1	Section 13(r) Disclosure	—	—	—	—	x
99.2	Property List	—	—	—	—	x
99.3	Information relating to Part II, Item 14 “Other Expenses of Issuance and Distribution” of the Registration Statement (File No. 333-201464-01).	8-K	001-36160	1/21/2015	99.1
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
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

BRIXMOR PROPERTY GROUP INC.

Dated: February 19, 2015	By:	/s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 19, 2015	By:	/s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 19, 2015	By:	/s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)

Dated: February 19, 2015	By:	/s/John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Dated: February 19, 2015	By:	/s/A.J. Agarwal
A.J. Agarwal
Director

Dated: February 19, 2015	By:	/s/Michael Berman
Michael Berman
Director

Dated: February 19, 2015	By:	/s/Anthony W. Deering
Anthony W. Deering
Director

Dated: February 19, 2015	By:	/s/Jonathan D. Gray
Jonathan D. Gray
Director

Dated: February 19, 2015	By:	/s/William D. Rahm
William D. Rahm
Director

Dated: February 19, 2015	By:	/s/William J. Stein
William J. Stein
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Brixmor Property Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brixmor Property Group Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brixmor Property Group Inc. and Subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
New York, New York

Date: February 19, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Brixmor Property Group Inc. and Subsidiaries

We have audited Brixmor Property Group Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Brixmor Property Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 of Brixmor Property Group Inc. and Subsidiaries and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
New York, New York

Date: February 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners of Brixmor Operating Partnership LP and Subsidiaries

We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and subsidiaries (the “Operating Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brixmor Operating Partnership LP and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Brixmor Operating Partnership LP’s and Subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
New York, New York

Date: February 19, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Partners of Brixmor Operating Partnership LP and Subsidiaries

We have audited Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Brixmor Operating Partnership LP and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in capital, and cash flows for each of the three years in the period ended December 31, 2014 of Brixmor Operating Partnership LP and Subsidiaries and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
New York, New York

Date: February 19, 2015

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2014	December 31, 2013
Assets
Real estate
Land	$2,000,415	$2,055,802
Buildings and improvements	8,801,834	8,781,926
	10,802,249	10,837,728
Accumulated depreciation and amortization	(1,549,234)	(1,190,170)
Real estate, net	9,253,015	9,647,558

Investments in and advances to unconsolidated joint ventures	5,072	9,205
Cash and cash equivalents	60,595	113,915
Restricted cash	53,164	75,457
Marketable securities	20,315	22,104
Receivables, net	182,424	178,505
Deferred charges and prepaid expenses, net	114,758	105,522
Other assets	13,059	19,650
Total assets	$9,702,402	$10,171,916

Liabilities
Debt obligations, net	$6,042,997	$5,981,289
Financing liabilities, net	—	175,111
Accounts payable, accrued expenses and other liabilities	679,102	709,529
Total liabilities	6,722,099	6,865,929

Redeemable non-controlling interests	—	21,467

Commitments and contingencies	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 296,552,142 and 229,689,960 shares outstanding	2,966	2,297
Additional paid in capital	3,223,941	2,543,690
Accumulated other comprehensive loss	(4,435)	(6,812)
Distributions and accumulated losses	(318,762)	(196,707)
Total stockholders’ equity	2,903,710	2,342,468
Non-controlling interests	76,593	942,052
Total equity	2,980,303	3,284,520
Total liabilities and equity	$9,702,402	$10,171,916
The accompanying notes are an integral part of these consolidated financial statements.

F-6

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2014	2013	2012
Revenues
Rental income	$960,715	$887,466	$851,311
Expense reimbursements	268,035	242,803	225,710
Other revenues	7,849	16,135	11,233
Total revenues	1,236,599	1,146,404	1,088,254

Operating expenses
Operating costs	129,148	116,522	118,876
Real estate taxes	179,504	168,468	155,142
Depreciation and amortization	441,630	438,547	488,524
Provision for doubtful accounts	11,537	10,899	11,542
Impairment of real estate assets	—	1,531	—
Acquisition related costs	—	—	541
General and administrative	80,175	121,082	88,936
Total operating expenses	841,994	857,049	863,561

Other income (expense)
Dividends and interest	602	832	1,138
Interest expense	(262,812)	(343,193)	(376,237)
Gain on sale of real estate assets and acquisition of joint venture interest	378	2,223	501
Loss on extinguishment of debt, net	(13,761)	(20,028)	—
Other	(8,431)	(11,014)	(504)
Total other income (expense)	(284,024)	(371,180)	(375,102)

Income (loss) before equity in income of unconsolidated joint ventures	110,581	(81,825)	(150,409)
Equity in income of unconsolidated joint ventures	370	1,167	687
Impairment of investments in unconsolidated joint ventures	—	—	(314)
Gain on disposition of investments in unconsolidated joint ventures	1,820	—	—
Income (loss) from continuing operations	112,771	(80,658)	(150,036)

Discontinued operations
Income (loss) from discontinued operations	4,909	3,505	(2,447)
Gain on disposition of operating properties	15,171	3,392	5,369
Impairment of real estate held for sale	—	(45,122)	(13,599)
Income (loss) from discontinued operations	20,080	(38,225)	(10,677)

Net income (loss)	132,851	(118,883)	(160,713)

Net (income) loss attributable to non-controlling interests	(43,849)	25,349	38,146

Net income (loss) attributable to Brixmor Property Group Inc.	89,002	(93,534)	(122,567)
Preferred stock dividends	(150)	(162)	(296)
Net income (loss) attributable to common stockholders	$88,852	$(93,696)	$(122,863)
Per common share:
Income (loss) from continuing operations:
Basic	$0.36	$(0.33)	$(0.64)
Diluted	$0.36	$(0.33)	$(0.64)
Net income (loss) attributable to common stockholders:
Basic	$0.36	$(0.50)	$(0.68)
Diluted	$0.36	$(0.50)	$(0.68)
Weighted average number of vested common shares:
Basic	243,390	188,993	180,675
Diluted	244,588	188,993	180,675
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$132,851	$(118,883)	$(160,713)
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	2,372	(6,795)	—
Unrealized gain (loss) on marketable securities	5	22	(83)
Comprehensive income (loss)	135,228	(125,656)	(160,796)
Comprehensive (income) loss attributable to non-controlling interests	(43,849)	25,349	38,146
Comprehensive income (loss) attributable to the Company	$91,379	$(100,307)	$(122,650)
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions and Accumulated Losses	Non-controlling Interests	Total
Beginning balance, January 1, 2012	182,242	$1,822	$1,741,414	$44	$115,214	$598,936	2,457,430
Common stock dividends	—	—	—	—	(18,910)	—	(18,910)
Distributions to non-controlling interests	—	—	—	—	—	(6,203)	(6,203)
Compensations expense relating to Class B Units	—	—	4,857	—	—	1,563	6,420
Unrealized loss on marketable securities	—	—	—	(83)	—	—	(83)
Preferred stock dividends	—	—	—	—	(296)	—	(296)
Net Income	—	—	—	—	(122,567)	(39,437)	(162,004)
Ending balance, December 31, 2012	182,242	$1,822	$1,746,271	$(39)	$(26,559)	$554,859	$2,276,354

Common stock dividends	—	—	—	—	(47,280)	—	(47,280)
Distributions to non-controlling interests	—	—	—	—	—	(25,219)	(25,219)
Issuance of non-core series A	—	—	(186,935)	—	—	186,935	—
Issuance of OP units for Acquired Properties	—	—	—	—	—	317,556	317,556
Compensation expense relating to Class B Units	—	—	27,487	—	—	8,908	36,395
Proceeds from initial public offering	47,438	475	893,385	—	—		893,860
Redemption of preferred stock	—	—	(1,250)	—	—	—	(1,250)
Preferred stock dividends	—	—	—	—	(162)	(151)	(313)
Issuance of common stock	9	—	—	—	—	—	—
Credit swap liability	—	—	—	(6,795)	—	—	(6,795)
Unrealized gain on marketable securities	—	—	—	22	—	—	22
Declared but unpaid dividends and distributions ($0.127 per common share)	—	—	—	—	(29,172)	(9,467)	(38,639)
Reallocation of non-controlling interest in the OP and BPG Sub.	—	—	64,732	—	—	(64,732)	—
Net loss	—	—	—	—	(93,534)	(26,637)	(120,171)
Ending balance, December 31, 2013	229,689	$2,297	$2,543,690	$(6,812)	$(196,707)	$942,052	$3,284,520

Common stock dividends ($0.825 per common share)	—	—	—	—	(211,057)	—	(211,057)
Distributions to non-controlling interests	—	—	—	—	—	(40,331)	(40,331)
Redemption of Series A	—	—	6,222	—	—	(201,400)	(195,178)
Equity based compensation expense	—	—	7,588	—	—	1,864	9,452
Preferred stock dividends	—	—	—	—	—	(150)	(150)
Acquisition of non-controlling interests	—	—	437	—	—	(1,437)	(1,000)
Change in value of credit swap liability	—	—	—	2,372	—	—	2,372
Unrealized gain on marketable securities	—	—	—	5	—	—	5
Conversion of Operating Partnership units and BPG Sub shares into common stock	66,863	669	666,004	—	—	(666,673)	—
Net income	—	—	—	—	89,002	42,668	131,670
Ending balance, December 31, 2014	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$132,851	$(118,883)	$(160,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	442,236	450,279	510,435
Debt premium and discount amortization	(20,413)	(20,973)	(25,314)
Deferred financing cost amortization	8,691	10,831	10,272
Above- and below-market lease intangible amortization	(45,536)	(51,379)	(50,881)
Provisions of impairment	—	46,653	13,913
Gain on disposition of operating properties, disposition of investments in unconsolidated joint ventures and acquisition of joint venture interest	(17,369)	(5,615)	(5,870)
Equity based compensation	9,452	36,395	(687)
Other	(325)	(1,165)	6,420
(Gain) loss on extinguishment of debt, net	(245)	16,498	—
Changes in operating assets and liabilities:
Restricted cash	16,920	5,562	(8,144)
Receivables	(5,347)	(17,055)	(11,793)
Deferred charges and prepaid expenses	(29,413)	(22,826)	(24,422)
Other assets	409	2,901	(2,692)
Accounts payable, accrued expenses and other liabilities	(12,701)	767	18,323
Net cash provided by operating activities	479,210	331,990	268,847

Investing activities:
Improvements to and investments in real estate assets	(214,678)	(150,461)	(177,213)
Acquisitions of real estate assets	—	(6,377)	(6,000)
Proceeds from sales of real estate assets	6,835	58,994	50,609
Distributions from unconsolidated joint ventures	454	593	1,640
Contributions to unconsolidated joint ventures	—	(25)	(1,496)
Change in restricted cash attributable to investing activities	4,483	8,108	16,266
Purchase of marketable securities	(23,123)	(12,737)	(22,116)
Proceeds from sale of marketable securities	25,197	15,538	19,608
Net cash used in investing activities	(200,832)	(86,367)	(118,702)

Financing activities:
Repayment of debt obligations and financing liabilities	(1,086,241)	(2,702,931)	(530,342)
Proceeds from debt obligations	—	57,000	360,000
Repayment of borrowings under unsecured revolving credit facility	(720,047)	(914,108)	—
Proceeds from borrowings under unsecured credit facility	1,119,343	2,534,286	—
Proceeds from unsecured term loan	600,000	—	—
Deferred financing costs	(2,995)	(27,529)	(7,256)
Proceeds from issuance of common stock	—	893,860	—
Redemption of preferred stock	—	(1,250)	—
Distributions to common stockholders	(173,147)	(47,442)	(19,209)
Distributions to non-controlling interests and other	(68,611)	(26,692)	(7,846)
Net cash used in financing activities	(331,698)	(234,806)	(204,653)

Change in cash and cash equivalents	(53,320)	10,817	(54,508)
Cash and cash equivalents at beginning of period	113,915	103,098	157,606
Cash and cash equivalents at end of period	$60,595	$113,915	$103,098

Supplemental non-cash investing and/or financing activities:
Cash paid for interest, net of amount capitalized	$282,639	$342,950	$388,320
Net carrying value of properties distributed to non-controlling owners	178,969	—	—
Capitalized interest	4,047	4,968	1,661
State and local taxes paid	1,889	2,013	2,754
Fair value of Operating Partnership units issued for acquisition of real estate assets	—	317,556	—
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2014	December 31, 2013
Assets
Real estate
Land	$2,000,415	$2,055,802
Buildings and improvements	8,801,834	8,781,926
	10,802,249	10,837,728
Accumulated depreciation and amortization	(1,549,234)	(1,190,170)
Real estate, net	9,253,015	9,647,558

Investments in and advances to unconsolidated joint ventures	5,072	9,205
Cash and cash equivalents	60,450	113,006
Restricted cash	53,164	75,457
Marketable securities	20,113	21,907
Receivables, net	182,424	178,505
Deferred charges and prepaid expenses, net	114,758	105,522
Other assets	13,059	19,650
Total assets	$9,702,055	$10,170,810

Liabilities
Debt obligations, net	$6,042,997	$5,981,289
Financing liabilities, net	—	175,111
Accounts payable, accrued expenses and other liabilities	679,102	709,519
Total liabilities	6,722,099	6,865,919

Redeemable non-controlling interests	—	21,467

Commitments and contingencies	—	—

Capital
Partnership common units: 304,246,750 and 304,230,758 units outstanding	2,984,381	3,108,398
Series A interest	—	180,386
Accumulated other comprehensive loss	(4,425)	(6,797)
Total partners’ capital	2,979,956	3,281,987
Non-controlling interests	—	1,437
Total capital	2,979,956	3,283,424
Total liabilities and capital	$9,702,055	$10,170,810
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2014	2013	2012
Revenues
Rental income	$960,715	$887,466	$851,311
Expense reimbursements	268,035	242,803	225,710
Other revenues	7,849	16,135	11,233
Total revenues	1,236,599	1,146,404	1,088,254

Operating expenses
Operating costs	129,148	116,522	118,876
Real estate taxes	179,504	168,468	155,142
Depreciation and amortization	441,630	438,547	488,524
Provision for doubtful accounts	11,537	10,899	11,542
Impairment of real estate assets	—	1,531	—
General and administrative	80,175	121,078	88,931
Total operating expenses	841,994	857,045	863,015

Other income (expense)
Dividends and interest	602	825	1,125
Interest expense	(262,812)	(343,193)	(376,237)
Gain on sale of real estate assets and acquisition of joint venture interest	378	2,223	501
Loss on extinguishment of debt, net	(13,761)	(20,028)	—
Other	(8,431)	(11,005)	(513)
Total other income (expense)	(284,024)	(371,178)	(375,124)

Income (loss) before equity in income of unconsolidated joint ventures	110,581	(81,819)	(149,885)
Equity in income of unconsolidated joint ventures	370	1,167	687
Impairment of investment in unconsolidated joint ventures	—	—	(314)
Gain on disposition of investments in unconsolidated joint ventures	1,820	—	—
Income (loss) from continuing operations	112,771	(80,652)	(149,512)

Discontinued operations
Income (loss) from discontinued operations	4,909	3,505	(2,447)
Gain on disposition of operating properties	15,171	3,392	5,369
Impairment of real estate held for sale	—	(45,122)	(13,599)
Income (loss) from discontinued operations	20,080	(38,225)	(10,677)

Net income (loss)	132,851	(118,877)	(160,189)

Net income attributable to non-controlling interests	(1,181)	(1,355)	(1,306)

Net income (loss) attributable to Brixmor Operating Partnership LP	$131,670	$(120,232)	$(161,495)
Net income (loss) attributable to:
Series A interest	$21,014	$3,451	$—
Partnership common units	110,656	(123,683)	(161,495)
Net income (loss) attributable to Brixmor Operating Partnership LP	$131,670	$(120,232)	$(161,495)
Per common unit:
Income (loss) from continuing operations:
Basic	$0.36	$(0.33)	$(0.63)
Diluted	$0.36	$(0.33)	$(0.63)
Net income (loss) attributable to partnership common units:
Basic	$0.36	$(0.50)	$(0.68)
Diluted	$0.36	$(0.50)	$(0.68)
Weighted average number of partnership common units:
Basic	302,540	250,109	238,834
Diluted	303,738	250,109	238,834
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$132,851	$(118,877)	$(160,189)
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	2,372	(6,795)	—
Unrealized gain (loss) on marketable securities	—	34	(80)
Comprehensive income (loss)	135,223	(125,638)	(160,269)
Comprehensive income attributable to non-controlling interests	(1,181)	(1,355)	(1,306)
Comprehensive income (loss) attributable to Brixmor Operating Partnership LP	$134,042	$(126,993)	$(161,575)
Comprehensive income (loss) attributable to:
Series A interest	$21,014	$3,451	$—
Partnership common units	113,028	(130,444)	(161,575)
Comprehensive loss attributable to Brixmor Operating Partnership LP	$134,042	$(126,993)	$(161,575)
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Series A Interest	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Beginning balance, January 1, 2012	$2,404,069	$—	$44	$1,469	2,405,582
Contributions from partners	20,209	—	—	—	20,209
Distributions to non-controlling interests	—	—	—	(114)	(114)
Equity based compensation expense	6,420	—	—	—	6,420
Unrealized loss on marketable securities	—	—	(80)	—	(80)
Net Income	(161,495)	—	—	15	(161,480)
Ending balance, December 31, 2012	$2,269,203	$—	$(36)	$1,370	$2,270,537

Contributions from partners	893,860	—	—	—	893,860
Distributions to partners	(59,359)	(10,000)	—	—	(69,359)
Issuance of Series A interest	(186,935)	186,935	—	—	—
Equity based compensation expense	36,395	—	—	—	36,395
Issuance of OP units for acquired properties	317,556	—	—	—	317,556
Change in value of credit swap liability	—	—	(6,795)		(6,795)
Unrealized gain on marketable securities	—	—	34	—	34
Declared but unpaid dividends and distributions	(38,639)	—	—	—	(38,639)
Net income (loss)	(123,683)	3,451	—	67	(120,165)
Ending balance, December 31, 2013	$3,108,398	$180,386	$(6,797)	$1,437	$3,283,424

Contributions from partners	—	—	—	—	—
Distributions to partners	(250,784)	—	—	—	(250,784)
Redemption of Series A interest	6,222	(201,400)	—	—	(195,178)
Equity based compensation expense	9,452	—	—	—	9,452
Acquisition of non-controlling interests	437	—	—	(1,437)	(1,000)
Change in value of credit swap liability	—	—	2,372	—	2,372
Net income	110,656	21,014	—	—	131,670
Ending balance, December 31, 2014	$2,984,381	$—	$(4,425)	$—	$2,979,956
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$132,851	$(118,877)	$(160,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	442,236	450,279	510,435
Debt premium and discount amortization	(20,413)	(20,973)	(25,314)
Deferred financing cost amortization	8,691	10,831	10,272
Above- and below-market lease intangible amortization	(45,536)	(51,379)	(50,881)
Provisions of impairment	—	46,653	13,913
Gain on disposition of operating properties, disposition of investments in unconsolidated joint ventures and acquisition of joint venture interest	(17,369)	(5,615)	(5,870)
Equity based compensation	9,452	36,395	6,420
Other	(325)	(1,165)	(687)
(Gain) loss on extinguishment of debt, net	(245)	16,498	—
Changes in operating assets and liabilities:
Restricted cash	16,920	5,562	(8,144)
Receivables	(5,347)	(17,055)	(11,793)
Deferred charges and prepaid expenses	(29,413)	(22,826)	(24,422)
Other assets	411	2,901	(2,692)
Accounts payable, accrued expenses and other liabilities	(12,696)	759	18,461
Net cash provided by operating activities	479,217	331,988	269,509

Investing activities:
Improvements to and investments in real estate assets	(214,678)	(150,461)	(177,213)
Acquisitions of real estate assets	—	(6,377)	(6,000)
Proceeds from sales of real estate assets	6,835	58,994	50,609
Distributions from unconsolidated joint ventures	454	593	1,640
Contributions to unconsolidated joint ventures	—	(25)	(1,496)
Change in restricted cash attributable to investing activities	4,493	8,114	16,266
Purchase of marketable securities	(23,123)	(12,737)	(21,913)
Proceeds from sale of marketable securities	25,197	15,538	19,608
Net cash used in investing activities	(200,822)	(86,361)	(118,499)

Financing activities:
Repayment of debt obligations and financing liabilities	(1,086,241)	(2,702,931)	(530,342)
Proceeds from debt obligations	—	57,000	360,000
Repayment of borrowings under unsecured revolving credit facility	(720,047)	(914,108)	—
Proceeds from borrowings under unsecured credit facility	1,119,343	2,534,286	—
Proceeds from unsecured term loan	600,000	—	—
Deferred financing costs	(2,995)	(27,529)	(7,256)
Partners contributions	—	893,860	20,209
Partners distributions	(226,545)	(69,359)	—
Distributions to non-controlling interests and other	(14,466)	(1,321)	(1,758)
Net cash used in financing activities	(330,951)	(230,102)	(159,147)

Change in cash and cash equivalents	(52,556)	15,525	(8,137)
Cash and cash equivalents at beginning of period	113,006	97,481	105,618
Cash and cash equivalents at end of period	$60,450	$113,006	$97,481

Supplemental non-cash investing and/or financing activities:
Cash paid for interest, net of amount capitalized	282,639	342,950	388,320
Net carrying value of properties distributed to non-controlling owners	178,969	—	—
Capitalized interest	4,047	4,968	1,661
State and local taxes paid	1,889	2,013	2,754
Fair value of Operating Partnership units issued for acquisition of real estate assets	—	317,556	—
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed REIT. Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition and development of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) owns and operates the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States.

As of December 31, 2014, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 97.5% of the outstanding partnership common units of interest in the Operating Partnership (“OP Units”). Certain investments funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) and certain members of the Parent Company’s current and former management collectively owned the remaining 2.5% of the outstanding OP Units. Holders of OP Units (other than the Parent Company, BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of the Parent Company’s common stock or, at the Parent Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by the Parent Company is equivalent to the number of outstanding shares of the Parent Company’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of the Parent Company’s common stockholders.

Initial Public Offering and IPO Property Transfers
On November 4, 2013, the Company completed an initial public offering (“IPO”) in which it sold 47.4 million shares of its common stock, at an IPO price of $20.00 per share. The Company received net proceeds from the sale of shares in the IPO of $893.9 million after deducting $54.9 million in underwriting discounts, expenses and transaction costs. Of the total proceeds received, $824.7 million was used to pay down amounts outstanding under the Company’s unsecured credit facility.

In connection with the IPO, the Company acquired interests in 43 properties (the “Acquired Properties”) from Blackstone in exchange for 15.9 million OP Units in the Operating Partnership having a value equivalent to the value of the Acquired Properties. In connection with the acquisition of the Acquired Properties during 2013, the Company repaid $66.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties with a portion of the net proceeds of the IPO. During 2014, the Company repaid the remaining $7.6 million of indebtedness to Blackstone attributable to certain of the Acquired Properties.

Also in connection with the IPO the Company created a separate series of interest in the Operating Partnership (“Series A”) that allocated to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. (owners of the Operating Partnership prior to the IPO) (the “pre-IPO owners”) all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties that the Operating Partnership historically held in its portfolio (the “Non-Core Properties”).  During 2013, the Company disposed of 11 of the Non-Core Properties. During 2014, the Operating Partnership caused its ownership interests in all but one of the remaining 36 Non-Core Properties to be transferred to the pre-IPO owners. The one remaining Non-Core Property was transferred to the lender in satisfaction of the property’s mortgage balance and, following such transfer, on March 28, 2014, the Series A was terminated. The operating results of the 44 wholly-owned Non-Core Properties, including the gain on disposition, are included in Discontinued operations on the Consolidated Statements of Operations. The operating results of the remaining three Non-Core Properties, in which the Company owned a 20% interest, are included in Equity in income of unconsolidated joint ventures within continuing operations, through their distribution date, on the Consolidated Statements of Operations.

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2014 and 2013 and the consolidated results of its operations and cash flows for the years ended December 31, 2014, 2013 and 2012. Certain prior period balances in the accompanying Consolidated Statements of Operations have been reclassified to conform to the current period presentation including for the results of discontinued operations.

Principles of Consolidation and Use of Estimates
The accompanying Consolidated Financial Statements include the accounts of the Parent Company, the Operating Partnership, each of their wholly owned subsidiaries and all other entities in which they have a controlling financial interest. The portions of consolidated entities not owned by the Parent Company and the Operating Partnership are presented as non-controlling interests as of and during the periods presented. All intercompany transactions have been eliminated.

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

Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2014 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2014 through the date the financial statements were issued other than those disclosed in Note 6.

Non-controlling Interests
The Company accounts for non-controlling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the Financial Accounting Standards Board (“FASB”). Non-controlling interests represent the portion of equity that the Company does not own in those entities that it consolidates. The Company identifies its non-controlling interests separately within the Equity section of the Company’s Consolidated Balance Sheets. The amounts of consolidated net earnings attributable to the Company and to the non-controlling interests are presented separately on the Company’s Consolidated Statements of Operations.

Non-controlling interests also included amounts related to partnership units issued by consolidated subsidiaries of the Company. Holders of these Class A Preferred Units had a redemption right that provides the holder with the option to redeem their units for $33.15 per unit in cash plus all accrued and unpaid distributions. The unit holders generally had the right to redeem their units for cash at any time provided certain notification requirements have been met. All of these Class A Preferred Units have been redeemed as of December 31, 2014.

The Company evaluated the terms of the partnership units issued in accordance with the FASB’s Distinguishing Liabilities from Equity guidance. Units which embody an unconditional obligation requiring the Company to redeem the units for cash at a specified or determinable date (or dates) or upon an event that is certain to occur are determined to be mandatorily redeemable under this guidance and are included as Redeemable non-controlling interests in partnership and classified within the mezzanine section between Total liabilities and Equity on the Company’s

Consolidated Balance Sheets. Convertible units for which the Company has the option to settle redemption amounts in cash or Common Stock are included in the caption Non-controlling interests within the Equity section of the Company’s Consolidated Balance Sheets.

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

In determining the value of in-place leases and tenant relationships, management evaluates the specific characteristics of each lease and the Company’s overall relationship with each tenant. Factors considered include, but are not limited to: the nature of the existing relationship with a tenant, the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include: real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical lease-up periods. Costs to execute similar leases include: commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. The value assigned to in-place leases is amortized to expense over the remaining term of each lease. The value assigned to tenant relationships is amortized over the initial terms of the leases.

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

When a real estate asset is identified by management as held-for-sale, the Company discontinues depreciating the asset and estimates its sales price, net of estimated selling costs. If, in management’s opinion, the estimated net sales price of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Additionally, the real estate asset and related operations are classified as discontinued operations and separately presented within the Consolidated Statements of Operations and within Other assets on the Consolidated Balance Sheets. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.

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

Investments in and Advances to Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence over, but does not control these entities. These investments are initially recorded at cost and are subsequently adjusted for cash contributions and distributions. Earnings for each investment are recognized in accordance with the terms of the applicable agreement and where applicable, are based upon an allocation of the unconsolidated real estate joint ventures’ net assets at book value as if it was hypothetically liquidated at the end of each reporting period. Intercompany fees and gains on transactions with an unconsolidated joint venture are eliminated to the extent of the Company’s ownership interest.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.

Management’s estimates of fair value are based upon a discounted cash flow model for each specific investment that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums. Capitalization rates, discount rates and credit spreads used in these models are based upon rates that the Company believes to be within a reasonable range of current market rates.

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

Marketable Securities
The Company classifies its marketable securities, which include both debt and equity securities, as available-for-sale. These securities are carried at fair value with unrealized gains and losses reported in member’s equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the weighted average method.

On a periodic basis, management assesses whether there are indicators that the value of the Company’s marketable securities may be impaired. A marketable security is impaired if the fair value of the security is less than its carrying value and the difference is determined to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the security over its estimated fair value.

At December 31, 2014 and 2013, the fair value of the Company’s marketable securities portfolio approximated its amortized cost basis. As a result, gross unrealized gains and gross unrealized losses were immaterial to the Company’s Consolidated Financial Statements.

Derivative Financial Instruments
Derivatives, including certain derivatives embedded in other contracts, are measured at fair value and are recognized in the Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the necessary criteria.

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

The Company periodically evaluates the collectability of its receivables related to base rents, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes its receivables and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Stock Based Compensation
The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees and non-employee directors be recognized in the statement of operations over the service period based on their fair value. Fair value is determined based on the type of award using either the grant date market price of the Company’s stock, the Black-Scholes-Merton option-pricing model or a Monte Carlo simulation model. Share-based compensation expense is included in General and administrative in the Company’s Consolidated Statements of Operations.

Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Internal Revenue Code (the “Code”). To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders. It is management’s intention to adhere to these requirements and maintain the Parent Company’s REIT status.

As a REIT, the Parent Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

The Parent Company does not have any taxable REIT subsidiaries, but may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries, which are subject to income tax. Taxable REIT subsidiaries may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to United States federal and state income tax at regular corporate tax rates.

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying Consolidated Financial Statements. The Operating Partnership, however, may be subject to certain state and local income taxes or franchise taxes.

The Company has analyzed the tax position taken on income tax returns for the open 2012 through 2014 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2014 and 2013.

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 amends the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments require expanded disclosures for discontinued operations that would provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations reporting. ASU No. 2014-08 is to be applied prospectively to all disposals (or classifications as held for sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU 2014-08 is expected to eliminate discontinued operations reporting for disposals that are routine in nature and do not change the Company’s strategy.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU No. 2014-09 will have on the Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the Consolidated Financial Statements of the Company.

2.    Acquisition of Real Estate
During the year ended December 31, 2013, the Company acquired interests in the Acquired Properties from certain investment funds affiliated with Blackstone in exchange for 15,877,791 OP Units in the Operating Partnership having a value of $317.5 million based on the IPO price of $20.00 per share. In connection with the acquisition of the Acquired Properties, we repaid approximately $66.6 million of indebtedness to Blackstone attributable to the Acquired Properties with a portion of the net proceeds of the IPO.

The acquisition of the Acquired Properties was accounted for as a business combination. As a result, the associated consideration has been allocated to the assets acquired and liabilities assumed based on management’s estimate of their fair values using information available on the acquisition date. The allocation of the consideration for this acquisition is preliminary and remains subject to adjustment.

The following table summarizes the fair value of the net assets acquired on October 29, 2013:

Assets
Real estate, net	$888,134

Cash and cash equivalents	8,729
Restricted cash	7,878
Receivables, net	4,840
Deferred charges and prepaid expenses, net	1,496
Other assets	989
Total assets	$912,066

Liabilities
Debt obligations, net	$430,465
Accounts payable, accrued expenses and other liabilities	164,045
Total liabilities	594,510

Net Assets Acquired	$317,556

During the year ended December 31, 2013, in addition to the Acquired Properties, the Company acquired one building, located adjacent to one of the Company’s existing shopping centers, for approximately $5.1 million and acquired the remaining 70% partnership interest in Arapahoe Crossings, L.P. that was previously owned by an unaffiliated third party for a net purchase price of $18.7 million. In connection with the acquisition, a gain of $1.1 million on the step-up of the Company’s original 30% interest was recognized. The acquisition of the partnership interest included the assumption of debt obligations of approximately $41.8 million, which were paid off with the proceeds from the Company’s unsecured credit facility (see Note 6 for additional information).

The accompanying unaudited pro forma information for the years ended December 31, 2013 and 2012, is presented as if the acquisition of the Acquired Properties had occurred on January 1, 2012. This pro forma information is based on the historical financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto. This unaudited pro forma information does not purport to represent what the actual results of operations would have been had the above occurred, nor do they purport to predict the results of operations for future periods.

	Year Ending December 31,
	2013	2012
Revenue	$1,208,252	$1,162,017
Net Income (Loss)	$(123,725)	$(163,786)

3.    Discontinued Operations and Assets Held for Sale
The Company reports as discontinued operations real estate assets that are held for sale as of the end of the current period and real estate assets that were disposed of during the period. The operating results of the real estate properties are included in a separate component of income on the Consolidated Statements of Operations under Discontinued operations. This has resulted in certain reclassifications for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Discontinued operations:
Revenues	$687	$35,732	$51,089
Operating expenses	(1,592)	(27,764)	(42,444)
Other income (expense), net	5,814	(4,463)	(11,092)
Income (loss) from discontinued operating properties	4,909	3,505	(2,447)
Gain on disposition of operating properties	15,171	3,392	5,369
Impairment on real estate held for sale	—	(45,122)	(13,599)
Income (loss) from discontinued operations	$20,080	$(38,225)	$(10,677)

Discontinued operations includes the results of 71 shopping centers, including 44 Non-Core Properties, two buildings and five land parcels disposed of during the years ended December 31, 2014, 2013 and 2012.

During the year ended December 31, 2014, the Company transferred its ownership interests in 32 wholly-owned Non Core-Properties to the pre-IPO owners. The 32 wholly-owned Non-Core Properties distributed to the pre-IPO owners had a carrying value of $176.1 million and a fair value of $190.5 million, resulting in a gain of $14.4 million. The remaining wholly-owned Non-Core Property was transferred to the lender in satisfaction of the property’s mortgage balance resulting in a $6.1 million gain on extinguishment of debt. In addition, the Company disposed of one shopping center and one land parcel for aggregate net proceeds of $6.8 million. The Company had no properties held for sale as of December 31, 2014. The Company did not recognize any provisions for impairments during 2014.

During the year ended December 31, 2013, the Company disposed of 18 shopping centers and three land parcels for aggregate proceeds of $59.0 million. The Company had one property held for sale with a carrying value of $5.5 million and it is presented in Other assets within the Consolidated Balance Sheets as of December 31, 2013. The Company also recognized $45.1 million of provisions for impairments during 2013.

During the year ended December 31, 2012, the Company disposed of 19 shopping centers, one land parcel and two buildings for aggregate proceeds of $50.6 million. The Company had no properties held for sale as of December 31, 2012. The Company also recognized $13.6 million of provisions for impairments during 2012.

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

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2014	December 31, 2013
Land	$2,000,415	$2,055,802
Buildings and improvements:
Building	7,332,073	7,436,072
Building and tenant improvements	552,351	373,907
Other rental property (1)	917,410	971,947
	10,802,249	10,837,728
Accumulated depreciation and amortization	(1,549,234)	(1,190,170)
Total	$9,253,015	$9,647,558

(1)
At December 31, 2014 and 2013, Other rental property consisted of intangible assets including: (i) $833.3 million and $881.9 million, respectively, of in-place lease value, (ii) $84.1 million and $90.0 million, respectively, of above-market leases, and (iii) $550.4 million and $462.5 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at December 31, 2014 and 2013, the Company had intangible liabilities relating to below-market leases of $528.7 million and $541.8 million, respectively, and accumulated amortization of $202.7 million and $153.6 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, are amortized over the term of each related lease, including any renewal periods, with fixed rentals that are considered to be below market.

Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the years ended December 31, 2014, 2013 and 2012 was $74.8 million, $93.3 million and $142.4 million, respectively. The estimated net amortization expense associated with the Company’s intangible assets and liabilities for the next five years is as follows:

Year ending December 31,	Estimated net amortization expense
2015	$45,583
2016	21,971
2017	9,788
2018	3,666
2019	2,102

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the Company’s assets (including any related amortizable intangible assets or liabilities) may be impaired. To the extent impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset.

During the year ended December 31, 2014, the Company did not recognize any provisions for impairment, excluding any provisions for impairment included in Discontinued operations. During the years ended December 31, 2013 the Company recognized provisions for impairment of $1.5 million, excluding any provisions for impairment included in

Discontinued operations. During the year ended December 31, 2012, the Company did not recognize any provisions for impairment, excluding any provisions for impairment included in Discontinued operations.

For purposes of measuring this provision, fair value was determined based upon contracts with buyers, adjusted to reflect associated disposition costs.

5.    Financial Instruments - Derivatives and Hedging
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. In certain situations, the Company has entered into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the year ended December 31, 2014, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2013, the Company entered into five forward starting interest rate swap agreements with a notional amount of $1,500.0 million to hedge the variable cash flows associated with third party debt.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2014 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of December 31, 2014 and 2013, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2014	December 31, 2013
Gross derivative assets	$—	$—
Gross derivative liabilities	(4,423)	(6,795)
Net derivative liability	$(4,423)	$(6,795)

All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company’s interest rate swaps that was recorded in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Year Ended December 31, 2014	Year Ended December 31, 2013
Amount of gain (loss) recognized in OCI on derivative	$7,619	$(6,795)
Amount of loss reclassified from accumulated OCI into interest expense	$(9,991)	$—

The Company estimates that approximately $7.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2014 and 2013.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. The Company’s only non-designated interest rate derivatives held as of December 31, 2014 and 2013 were interest rate caps. Interest rate caps involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of December 31, 2014 and 2013, the fair value of these interest rate caps was nominal, and, during the years ended December 31, 2014 and 2013, no payments were received from the respective counterparties.

A detail of the Company’s non-designated interest rate derivatives outstanding as of December 31, 2014 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Caps	4	$521,105

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $5.3 million.

6.    Debt Obligations
As of December 31, 2014 and 2013, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2014	December 31, 2013	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$3,116,882	$3,444,578	4.90% - 8.00%	2015 – 2021
Variable rate mortgage and secured loans	—	483,604	N/A	N/A
Total mortgage and secured loans	3,116,882	3,928,182
Net unamortized premium	66,340	93,077
Total mortgage and secured loans, net	$3,183,222	$4,021,259

Notes payables
Unsecured notes(3)	$243,453	$353,617	5.25% - 7.97%	2015 - 2029
Net unamortized discount	(3,153)	(13,766)
Total notes payable, net	$240,300	$339,851

Unsecured Credit Facility(4)	$2,019,475	$1,620,179	1.69%	2017 – 2018

Unsecured Term Loan	600,000	—	1.59%	2019

Total debt obligations, net	$6,042,997	$5,981,289

(1)
The Company’s mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of December 31, 2014 of approximately $4.4 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.96% as of December 31, 2014.

(3)	The weighted average interest rate on the Company’s unsecured notes was 5.43% as of December 31, 2014.

(4)
The Unsecured Credit Facility consists of a $1.25 billion revolving credit facility and a $1.5 billion term loan facility. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on the $1.5 billion term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 150 basis points. In February 2015, the Unsecured Credit facility was amended to terminate the guarantees and release and discharge the Parent Guarantors from their respective obligations under the guarantees.

2014 Debt Transactions
On March 18, 2014, the Operating Partnership entered into an unsecured $600.0 million term loan (the “Term Loan”) which matures on March 18, 2019. The obligations under the Term Loan were guaranteed by both BPG Subsidiary Inc. (“BPG Sub”) and Brixmor OP GP LLC, the general partner of the Operating Partnership, (together, the “Parent Guarantors”). In February 2015, the Term Loan was amended to terminate the guarantees and release and discharge the Parent Guarantors from their respective obligations under the guarantees. The Term Loan bears interest, at the Operating Partnership’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus half of 1%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1% or (b) a LIBOR rate determined by reference to the BBA LIBOR rate for the interest period relevant to a particular borrowing. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. Proceeds from borrowings under the Term Loan were used to repay outstanding borrowings on the Company’s Unsecured Credit Facility.

In January 2015, the Operating Partnership issued $700.0 million aggregate principal amount of 3.850% Senior Notes due 2025 (the “2025 Notes”), the proceeds of which were used to repay outstanding borrowings under its $1.25 billion senior unsecured revolving credit facility that had been used to repay indebtedness and financial liabilities over the course of 2014.   The 2025 Notes bear interest at a rate of 3.850% per annum accruing from January 21, 2015. Interest on the 2025 Notes is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2015. The 2025 Notes will mature on February 1, 2025. The 2025 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2025 Notes at any time in whole or in part at the applicable make-whole redemption price specified in the Indenture.  If the 2025 Notes are redeemed on or after November 1, 2024 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2025 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

In addition, during the year ended December 31, 2014, the Company repaid $763.3 million of mortgages and secured loans and $110.2 million of unsecured notes, resulting in a $13.8 million net loss on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

Pursuant to the terms of the Term Loan and Unsecured Credit Facility, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of December 31, 2014 and 2013, the Company had accrued interest of $20.4 million and $32.2 million outstanding, respectively. As of December 31, 2014, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2015	$652,956
2016	1,257,862
2017	869,134
2018	1,519,476
2019	620,126
Thereafter	1,060,256
Total debt maturities	5,979,810
Net unamortized premiums on mortgages	66,340
Net unamortized discount on notes	(3,153)
Total debt obligations	$6,042,997

7.     Financing Liabilities
As of December 31, 2014 and 2013, the Company had the following financing liabilities outstanding:

	Carrying Value as of
	December 31, 2014	December 31, 2013	Stated Interest Rates	Scheduled Maturity Date
Financing Liabilities
Inland preferred interest (1)	$—	$130,966	N/A	N/A
Capital leases (2)	—	41,723	N/A	N/A
Total financing liabilities	—	172,689
Net unamortized premium	—	2,422
Total financing liabilities, net	$—	$175,111

(1)
On December 6, 2010, the Company formed a real estate venture with Inland American CP Investment, LLC (“Inland”). The Company contributed 25 shopping centers with a fair value of approximately $471.0 million and Inland contributed cash of $121.5 million, resulting in Inland receiving a 70% ownership interest with a cumulative preferential share of cash flow generated by the shopping centers at an 11% stated return. The Company received a 30% ownership interest, subordinated to Inland’s preferred interest. Due to the venture agreement providing Inland with the right to put its interest to the Company for an amount of cash equal to the amount it contributed plus accrued interest beginning December 6, 2015, the Company consolidates the real estate venture under the financing method which requires the amount Inland contributed to be reflected as a liability. The venture agreement also provided the Company with the right to purchase Inland’s interest, beginning December 6, 2014, for an amount of cash determined on the same basis as described above. In October 2014, the Company exercised its right to acquire Inland’s interest. The Company completed the acquisition of Inland’s interest on December 8, 2014.

(2)	During the year ended December 31, 2014, the Company exercised its option to purchase the underlying assets subject to the capital leases.

8.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2014		December 31, 2013
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$3,183,222	$3,337,250	$4,021,259	$4,179,640
Notes payable	240,300	252,441	339,851	371,393
Unsecured credit facility and term loan	2,619,475	2,619,475	1,620,179	1,620,179
Total debt obligations	$6,042,997	$6,209,166	$5,981,289	$6,171,212

Financing liabilities	$—	$—	$175,111	$175,111

The valuation methodology used to estimate the fair value of the Company’s fixed and variable-rate indebtedness and financing liabilities is based on discounted cash flows, with assumptions that include credit spreads, loan amounts and debt maturities. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy is included in GAAP that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs that are classified within Level 3 of the hierarchy).

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

At December 31, 2014 and 2013, the fair values of the Company’s marketable securities, valued based on quoted market prices, were classified within Level 1 of the fair value hierarchy. Conversely, at December 31, 2014 and 2013, the fair values of the Company’s mortgage and secured loans, notes payable, financing liabilities and interest rate caps, valued based on discounted cash flow or other similar methodologies were classified within Level 3 of the fair value hierarchy.

9. Redeemable Non-controlling Interests
The redeemable non-controlling interests presented in these Consolidated Financial Statements related to portions of a consolidated subsidiary that was held by non-controlling interest holders in a partnership (“ERP”) that was formed to own certain real estate properties which were contributed to it in exchange for cash, the assumption of mortgage indebtedness and limited partnership units (or Class A Preferred Units).

During the year ended December 31, 2014, ERP redeemed all outstanding Class A Preferred Units for $21.5 million.

The changes in redeemable non-controlling interests are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Balance at beginning of period	$21,467	$21,467
Distributions to redeemable non-controlling interests	(22,648)	(1,288)
Preferred return	1,181	1,288
Balance at end of period	$—	$21,467

10. Non-controlling Interests
The non-controlling interests presented in these Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

During the year ended December 31, 2014, Blackstone completed multiple secondary offerings of the Company’s common stock. In connection with these offerings, the Company incurred $2.8 million of expenses which are included in Other income (expense) on the Consolidated Statements of Operations for the year ended December 31, 2014. In addition, the Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with these offerings. The Company paid Blackstone Advisory Partners L.P. $1.0 million in fees during the year ended December 31, 2014 in connection with these offerings. The underwriters of the offerings reimbursed the Company in full for such fees.

Blackstone Retail Transaction II Holdco L.P. (“Holdco II”), an affiliate of Blackstone Real Estate Partners VI, L.P. and certain members of the Company’s management collectively owned 20.05% of BPG Sub’s outstanding vested shares as of December 31, 2013. During the year ended December 31, 2014, Holdco II and certain members of the Company’s management exchanged all their outstanding BPG Sub shares for newly-issued shares of common stock of the Company on a one-for-one basis pursuant to the exchange agreement entered into by the Company prior to the IPO. These exchanges did not have any impact on the number of outstanding shares of the Company’s stock on a “fully-exchanged” basis (i.e. the number of shares of the Company’s common stock that would be outstanding if all vested and unvested OP Units and BPG Sub shares, other than those held by the Company and/or its subsidiaries, were exchanged for newly-issued shares of the Company’s common stock on a one-for-one basis). As a result of these exchanges the Parent Company owns 100% of the outstanding common stock of BPG Sub at December 31, 2014.

Certain investments funds affiliated with The Blackstone Group L.P. and certain members of the Company’s management collectively owned 2.54% and 5.22% of the Operating Partnership’s outstanding vested partnership common units as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, 6.9 million OP Units were converted to an equal number of the Company’s common shares. Holders of outstanding OP Units may redeem their OP Units for cash, or at the Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary rate adjustments for splits, unit distributions and reclassifications.

11. Revenue Recognition
Future minimum annual base rents as of December 31, 2014 to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below.

Amounts included assume that all leases which expire are not renewed and that tenant renewal options are not exercised; therefore, neither renewal rents nor rents from replacement tenants are included. Future minimum annual base rents also do not include payments which may be received under certain leases on the basis of a percentage of reported tenants’ sales volume, common area maintenance charges and real estate tax reimbursements.

Year ending December 31,
2015	$838,469
2016	735,807
2017	613,250
2018	503,184
2019	397,199
Thereafter	2,417,243
The Company recognized approximately $5.8 million, $6.4 million and $6.1 million of rental income from continuing operations based on a percentage of its tenants’ sales for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, the estimated allowance associated with Company’s outstanding rent receivables, included in Receivables in the Company’s Consolidated Balance Sheets was $13.6 million and $30.2 million, respectively. In addition, as of December 31, 2014 and 2013, receivables associated with the effects of recognizing rental income on a straight-line basis were $66.9 million and $48.6 million, respectively net of the estimated allowance of $0.9 million and $0.9 million, respectively.

12. Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provided them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by the Partnerships, in the form of Class B Units in each of the Partnerships. The awards were granted with service, performance and market conditions. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the “RSAs”). The RSAs are subject to the same vesting terms as those applicable to the exchanged Class B Units.

In connection with the IPO the Board of Directors approved the Plan. The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and restricted stock units, OP Units in the Operating Partnership, performance awards and other stock-based awards.

During the year ended December 31, 2014, the Company granted restricted stock units (“RSUs”) in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into three tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.6 million for the year ended December 31, 2014, with service periods ranging from one to five years.

Information with respect to Class B Units and restricted shares for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Class B Units	Restricted Shares	Aggregate Intrinsic Value
Outstanding December 31, 2011	96,842	—	$43,095
Vested	—	—	—
Granted	—	—	—
Forfeited	—	—	—
Outstanding, December 31, 2012	96,842	—	43,095
Vested	(41,990)	—	(17,327)
Granted	31,474	10	10,990
Forfeited	(16,342)	—	(7,272)
Exchanged	(69,984)	2,072	—
Outstanding, December 31, 2013	—	2,082	29,486
Vested	—	(847)	(12,057)
Granted	—	619	12,888
Forfeited	—	(33)	(676)
Outstanding, December 31, 2014	—	1,821	$29,641

The Company recognized $9.5 million, $42.5 million and $6.4 million of equity based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company had $19.8 million of total unrecognized compensation cost related to unvested stock compensation, including $5.5 million associated with a portion of the RSAs subject to performance and market conditions which vest on the date, if any, that the Company’s pre-IPO Owners receive cash proceeds resulting in a 15% internal rate of return on their investment in the Company, subject to continued employment on such date. The remaining $14.3 million of unrecognized compensation cost related to unvested stock compensation is expected to be recognized over a weighted average period of approximately 2.0 years.

13.     Stockholders’ Equity and Partners’ Capital
Common Stock Split
On October 29, 2013, the Company effected a stock split whereby each issued and outstanding share of the Company’s common stock prior to the stock split (“Old Common Stock”) was automatically reclassified and became 2,409.1 fully paid and nonassessable shares of common stock, without any action required on the part of the Company or the holders of Old Common Stock. All references to share and per share amounts in the Consolidated Financial Statements and accompanying notes thereto have been retroactively restated to reflect this stock split.

Preferred Stock
During 2013, in connection with the IPO, the Company redeemed all 125 shares of outstanding Series A Redeemable Preferred Stock (“Preferred Stock”) having a liquidation preference of $10,000 per share.

As of December 31, 2014 and 2013, BPG Sub had outstanding 125 shares of Series A Redeemable Preferred Stock having a liquidation preference of $10,000 per share.

Dividends and Distributions
Because Brixmor Property Group, Inc. is a holding company and has no material assets other than its ownership of BPG Sub shares and has no material operations other than those conducted by BPG Sub, dividends will be funded as follows:

•	first, the Operating Partnership will make distributions to its partners, including BPG Sub, on a pro rata basis based on their partnership interests in the Operating Partnership;

•	second, BPG Sub will distribute 100% of the distribution received from the Operating Partnership to its sole stockholder, Brixmor Property Group Inc.; and

•	third, Brixmor Property Group Inc. will distribute the amount authorized by the Company’s board of directors and declared by the Company to its common stockholders on a pro rata basis.

During the years ended December 31, 2014, 2013 and 2012, the Company paid $173.1 million, $47.4 million and $19.2 million, respectively, of dividends to the holders of common stock.

During the years ended December 31, 2014, 2013 and 2012, the Operating Partnership distributed $226.5 million, $69.4 million and $0.0 million, respectively, to its partners.

14.     Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common stockholders, including participating securities, by the weighted average number of common shares outstanding for the period. Certain restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have rights to receive non-forfeitable dividends. Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common stockholders.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Computation of Basic Earnings Per Share:
Income (loss) from continuing operations	$112,771	$(80,658)	$(150,036)
(Income) loss attributable to non-controlling interests	(24,481)	18,641	35,546
Dividends on unvested restricted shares	(1,027)	(200)	—
Preferred stock dividends	(150)	(162)	(296)
Income (loss) from continuing operations attributable to common stockholders	87,113	(62,379)	(114,786)
Income (loss) from discontinued operations, net of non-controlling interests	712	(31,517)	(8,077)
Net income (loss) attributable to the Company’s common stockholders for basic earnings per share	$87,825	$(93,896)	$(122,863)

Weighted average number of vested common shares outstanding - basic	243,390	188,993	180,675

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Income (loss) from continuing operations	$0.36	$(0.33)	$(0.64)
Income (loss) from discontinued operations	$—	$(0.17)	$(0.04)
Net income (loss)	$0.36	$(0.50)	$(0.68)

Computation of Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to common stockholders	$87,113	$(62,379)	$(114,786)
Income (loss) from discontinued operations, net of nonconvertible non-controlling interests	712	(31,517)	(8,077)
Net income (loss) attributable to the Company’s common stockholders for diluted earnings per share	$87,825	$(93,896)	$(122,863)

Weighted average common shares outstanding - basic	243,390	188,993	180,675
Effect of dilutive securities:
Equity awards	1,198	—	—
Weighted average common shares outstanding - diluted	244,588	188,993	180,675

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Income (loss) from continuing operations	$0.36	$(0.33)	$(0.64)
Income (loss) from discontinued operations	$—	$(0.17)	$(0.04)
Net income (loss)	$0.36	$(0.50)	$(0.68)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the year ended December 31, 2014, the weighted average number of vested OP Units and BPG Sub shares outstanding was 12.1 million shares and 47.0 million shares, respectively.

15.     Earnings per Unit
Basic earnings per unit is calculated by dividing net income (loss) attributable to the Operating Partnership’s common units, including participating securities, by the weighted average number of partnership common units outstanding for the period. Certain restricted units issued pursuant to the Company’s share-based compensation program are considered participating securities. Unvested restricted units are not allocated net losses, as such amounts are allocated entirely to the partnership common units.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Computation of Basic Earnings Per Unit:
Income (loss) from continuing operations	$112,771	$(80,652)	$(149,512)
Income attributable to non-controlling interests	(3,001)	(1,355)	(1,306)
Dividends on unvested restricted shares	(1,106)	(200)	—
Income (loss) from continuing operations attributable to partnership common units	108,664	(82,207)	(150,818)
Income (loss) from discontinued operations, net of Series A interest	886	(41,676)	(10,677)
Net income (loss) attributable to the Operating Partnership’s common units for basic earnings per unit	$109,550	$(123,883)	$(161,495)

Weighted average number of vested common units outstanding - basic	302,540	250,109	238,834

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income (loss) from continuing operations	$0.36	$(0.33)	$(0.63)
Income (loss) from discontinued operations	$—	$(0.17)	$(0.04)
Net Income (loss) (1)	$0.36	$(0.50)	$(0.68)

Computation of Diluted Earnings Per Unit:
Income (loss) from continuing operations attributable to partnership common units	$108,664	$(82,207)	$(150,818)
Income (loss) from discontinued operations, net of Series A interest	886	(41,676)	(10,677)
Net income (loss) attributable to the Operating Partnership’s common units for diluted earnings per unit	$109,550	$(123,883)	$(161,495)

Weighted average common units outstanding - basic	302,540	250,109	238,834
Effect of dilutive securities:
Equity awards	1,198	—	—
Weighted average common units outstanding - diluted	303,738	250,109	238,834

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income (loss) from continuing operations	$0.36	$(0.33)	$(0.63)
Income (loss) from discontinued operations	$—	$(0.17)	$(0.04)
Net Income (loss) (1)	$0.36	$(0.50)	$(0.68)

(1)	Basic and Diluted earnings per unit for net income (loss) may not equal the sum of basic and diluted earnings per unit from income (loss) from continuing and discontinued operations due to rounding.

16.    Commitments and Contingencies
Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the years ended December 31, 2014, 2013 and 2012, the Company recognized rent expense associated with these leases of $9.2 million, $9.6 million and $9.4 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows: 2015, $7.4 million; 2016, $7.0 million; 2017, $6.9 million; 2018, $6.5 million; 2019, $6.4 million and thereafter, $92.8 million.

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

17.    Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Internal Revenue Code (the “Code”). To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders. It is management’s intention to adhere to these requirements and maintain the Parent Company’s REIT status.

As a REIT, the Parent Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Even if the Parent Company qualifies for taxation as a REIT, the Parent Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRS is subject to federal, state and local income taxes.

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying Combined Consolidated Financial Statements. The Operating Partnership, however, may be subject to certain state and local income taxes or franchise taxes.

The Company incurred State and local income taxes or franchise taxes of approximately $3.9 million, $2.9 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012.

18.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into customary agreements with its affiliates and unconsolidated joint ventures in relation to the leasing and management of its and/or its related parties’ real estate assets.

As of December 31, 2014 and 2013, receivables from related parties were $4.2 million and $6.1 million, respectively, which are included in Receivables, net in the Consolidated Balance Sheets. As of December 31, 2014 and 2013, there were no material payables to related parties.

19.    Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2014, 2013 and 2012, the Company’s expense for the Savings Plan was approximately $1.2 million, $1.3 million and $1.3 million, respectively.

20.    Supplemental Financial Information
The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2014 and 2013 and has been derived from the accompanying consolidated financial statements as reclassified for discontinued operations (in thousands except per share and per unit data):

Brixmor Property Group Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Total revenues as originally reported	$307,696	$308,077	$306,592	$314,605
Reclassified to Discontinued operations	(110)	(137)	(124)	—
Adjusted Total revenues	$307,586	$307,940	$306,468	$314,605

Net income(loss) attributable to common stockholders	$15,401	$23,473	$27,030	$22,948

Net income(loss) attributable to common stockholders per share:
Basic	$0.07	$0.10	$0.11	$0.08
Diluted	$0.07	$0.10	$0.11	$0.08

Year Ended December 31, 2013
Total revenues as originally reported	$284,625	$285,073	$292,972	$312,027
Reclassified to Discontinued operations	(7,433)	(6,976)	(7,001)	(6,883)
Adjusted Total revenues	$277,192	$278,097	$285,971	$305,144

Net income(loss) attributable to common stockholders	$(19,497)	$(43,261)	$(18,839)	$(12,099)

Net income(loss) attributable to common stockholders per share:
Basic	$(0.11)	$(0.24)	$(0.10)	$(0.06)
Diluted	$(0.11)	$(0.24)	$(0.10)	$(0.06)

Brixmor Operating Partnership LP

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Total revenues as originally reported	$307,696	$308,077	$306,592	$314,605
Reclassified to Discontinued operations	(110)	(137)	(124)	—
Adjusted Total revenues	$307,586	$307,940	$306,468	$314,605

Net income(loss) attributable to partnership common units	$20,402	$30,973	$33,542	$25,739

Net income(loss) attributable to common unit holders per unit:
Basic	$0.07	$0.10	$0.11	$0.08
Diluted	$0.07	$0.10	$0.11	$0.08

Year Ended December 31, 2013
Total revenues as originally reported	$284,625	$285,073	$292,972	$312,027
Reclassified to Discontinued operations	(7,433)	(6,976)	(7,001)	(6,883)
Adjusted Total revenues	$277,192	$278,097	$285,971	$305,144

Net income(loss) attributable to partnership common units	$(25,770)	$(57,183)	$(24,903)	$(15,827)

Net income(loss) attributable to common unit holders per unit:
Basic	$(0.11)	$(0.24)	$(0.10)	$(0.06)
Diluted	$(0.11)	$(0.24)	$(0.10)	$(0.06)

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged / (Credited) to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period

Allowance for doubtful accounts:

Company

Year ended December 31, 2014	$30,290	$10,325	$(26,545)	$14,070

Year ended December 31, 2013	$27,937	$13,162	$(10,809)	$30,290

Year ended December 31, 2012	$35,424	$11,383	$(18,870)	$27,937

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Winchester Plaza	Huntsville, AL	$—	$2,634	$12,252	$99	$2,634	$12,351	$14,985	$(696)	2006	Oct-13	40 years
Springdale	Mobile, AL	(36,906)	7,460	39,380	2,876	7,460	42,256	49,716	(13,101)	2004	Jun-11	40 years
Payton Park	Sylacauga, AL	(9,860)	1,830	14,444	290	1,830	14,734	16,564	(3,477)	1995	Jun-11	40 years
Shops of Tuscaloosa	Tuscaloosa, AL	—	1,535	11,824	41	1,535	11,865	13,400	(676)	2005	Oct-13	40 years
Glendale Galleria	Glendale, AZ	—	4,070	7,548	247	4,070	7,795	11,865	(1,007)	1991	Jun-11	40 years
Northmall Centre	Tucson, AZ	(16,580)	3,140	18,882	164	3,140	19,046	22,186	(3,118)	1996	Jun-11	40 years
Applegate Ranch Shopping Center	Atwater, CA	—	4,033	25,585	400	4,033	25,985	30,018	(1,800)	2006	Oct-13	40 years
Bakersfield Plaza	Bakersfield, CA	—	4,000	25,537	7,592	4,502	32,627	37,129	(5,869)	2014	Jun-11	40 years
Carmen Plaza	Camarillo, CA	(18,237)	5,410	19,784	406	5,410	20,190	25,600	(3,517)	2000	Jun-11	40 years
Plaza Rio Vista	Cathedral, CA	—	2,465	12,689	15	2,465	12,704	15,169	(678)	2005	Oct-13	40 years
Clovis Commons	Clovis, CA	—	12,943	39,578	405	12,943	39,983	52,926	(3,371)	2004	Oct-13	40 years
Cudahy Plaza	Cudahy, CA	—	4,490	13,474	928	4,778	14,114	18,892	(2,667)	1994	Jun-11	40 years
University Mall	Davis, CA	—	4,270	18,372	1,200	4,270	19,572	23,842	(3,129)	2011	Jun-11	40 years
Felicita Plaza	Escondido, CA	—	4,280	12,464	517	4,280	12,981	17,261	(2,132)	2001	Jun-11	40 years
Arbor - Broadway Faire	Fresno, CA	(15,357)	5,940	34,123	1,339	5,940	35,462	41,402	(6,471)	1995	Jun-11	40 years
Lompoc Shopping Center	Lompoc, CA	—	4,670	16,321	1,516	4,670	17,837	22,507	(4,036)	2012	Jun-11	40 years
Briggsmore Plaza	Modesto, CA	—	2,140	12,257	1,400	2,140	13,657	15,797	(2,394)	1998	Jun-11	40 years
Montebello Plaza	Montebello, CA	—	13,360	33,743	4,975	13,360	38,718	52,078	(7,114)	2012	Jun-11	40 years
California Oaks Center	Murrieta, CA	—	5,180	15,441	496	5,180	15,937	21,117	(3,024)	2014	Jun-11	40 years
Esplanade Shopping Center	Oxnard, CA	—	6,630	61,524	14,477	16,230	66,401	82,631	(9,084)	2012	Jun-11	40 years
Pacoima Center	Pacoima, CA	—	7,050	15,955	522	7,050	16,477	23,527	(3,868)	1995	Jun-11	40 years
Paradise Plaza	Paradise, CA	—	1,820	8,981	(15)	1,820	8,966	10,786	(2,329)	1997	Jun-11	40 years
Metro 580	Pleasanton, CA	—	10,500	19,409	158	10,500	19,567	30,067	(3,386)	2004	Jun-11	40 years
Rose Pavilion	Pleasanton, CA	—	16,790	59,235	1,209	16,790	60,444	77,234	(8,153)	2014	Jun-11	40 years
Puente Hills Town Center	Rowland Heights, CA	—	15,670	39,997	656	15,670	40,653	56,323	(6,729)	1984	Jun-11	40 years
San Bernardino Center	San Bernardino, CA	—	2,510	9,537	176	2,510	9,713	12,223	(2,959)	2003	Jun-11	40 years
Ocean View Plaza	San Clemente, CA	—	15,750	30,757	341	15,750	31,098	46,848	(5,124)	1997	Jun-11	40 years
Mira Mesa Mall	San Diego, CA	—	14,870	75,271	843	14,870	76,114	90,984	(10,587)	2003	Jun-11	40 years
San Dimas Plaza	San Dimas, CA	—	11,490	20,775	6,943	15,101	24,107	39,208	(3,246)	2013	Jun-11	40 years
Bristol Plaza	Santa Ana, CA	—	9,110	21,367	2,377	9,722	23,132	32,854	(3,399)	2003	Jun-11	40 years
Gateway Plaza	Santa Fe Springs, CA	—	9,980	31,263	104	9,980	31,367	41,347	(5,221)	2002	Jun-11	40 years
Santa Paula Shopping Center	Santa Paula, CA	—	3,520	18,079	777	3,520	18,856	22,376	(4,151)	1995	Jun-11	40 years
Vail Ranch Center	Temecula, CA	(27,478)	3,750	22,933	261	3,750	23,194	26,944	(4,048)	2003	Jun-11	40 years
Country Hills Shopping Center	Torrance, CA	—	3,630	8,716	238	3,630	8,954	12,584	(1,146)	1977	Jun-11	40 years
Gateway Plaza - Vallejo	Vallejo, CA	—	11,880	73,594	6,938	11,880	80,532	92,412	(12,455)	1991	Jun-11	40 years
Arvada Plaza	Arvada, CO	—	1,160	7,378	116	1,160	7,494	8,654	(2,001)	1994	Jun-11	40 years
Arapahoe Crossings	Aurora, CO	—	13,676	56,971	196	13,676	57,167	70,843	(4,856)	2003	Jul-13	40 years
Aurora Plaza	Aurora, CO	—	3,910	9,309	788	3,910	10,097	14,007	(2,963)	1996	Jun-11	40 years
Villa Monaco	Denver, CO	—	3,090	7,551	2,847	3,090	10,398	13,488	(1,462)	2013	Jun-11	40 years
Superior Marketplace	Superior, CO	(26,381)	7,090	37,670	513	7,090	38,183	45,273	(6,739)	2004	Jun-11	40 years
Westminster City Center	Westminster, CO	(47,000)	6,040	45,099	7,408	6,040	52,507	58,547	(7,554)	2014	Jun-11	40 years
Freshwater - Stateline Plaza	Enfield, CT	(17,936)	3,350	30,383	1,164	3,350	31,547	34,897	(5,272)	2004	Jun-11	40 years
The Shoppes at Fox Run	Glastonbury, CT	—	3,550	23,162	2,391	3,600	25,503	29,103	(3,595)	2012	Jun-11	40 years
Groton Square	Groton, CT	(21,465)	2,730	28,311	1,083	2,730	29,394	32,124	(4,466)	1987	Jun-11	40 years
Parkway Plaza	Hamden, CT	(8,200)	4,100	7,844	2	4,100	7,846	11,946	(1,617)	2006	Jun-11	40 years
Killingly Plaza	Killingly, CT	(9,342)	1,270	2,580	738	1,270	3,318	4,588	(439)	1990	Jun-11	40 years
The Manchester Collection	Manchester, CT	(31,016)	9,180	54,467	(1,277)	9,180	53,190	62,370	(6,853)	2014	Jun-11	40 years
Chamberlain Plaza	Meriden, CT	(3,126)	1,260	4,620	371	1,260	4,991	6,251	(891)	2004	Jun-11	40 years
Milford Center	Milford, CT	—	1,140	2,776	54	1,140	2,830	3,970	(562)	1966	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Turnpike Plaza	Newington, CT	(20,500)	3,920	23,880	12	3,920	23,892	27,812	(3,751)	2004	Jun-11	40 years
North Haven Crossing	North Haven, CT	(10,433)	5,430	16,371	577	5,430	16,948	22,378	(2,462)	1993	Jun-11	40 years
Christmas Tree Plaza	Orange, CT	(3,731)	4,870	15,160	28	4,870	15,188	20,058	(3,100)	1996	Jun-11	40 years
Stratford Square	Stratford, CT	(13,183)	5,970	12,433	690	5,970	13,123	19,093	(2,790)	2014	Jun-11	40 years
Torrington Plaza	Torrington, CT	(9,234)	2,180	13,446	2,955	2,180	16,401	18,581	(2,413)	1994	Jun-11	40 years
Waterbury Plaza	Waterbury, CT	(16,311)	5,420	18,062	412	5,420	18,474	23,894	(3,623)	2000	Jun-11	40 years
Waterford Commons	Waterford, CT	(25,147)	4,990	45,642	2,514	4,990	48,156	53,146	(7,389)	2004	Jun-11	40 years
North Dover Shopping Center	Dover, DE	(16,100)	3,100	20,466	1,765	3,100	22,231	25,331	(4,360)	2013	Jun-11	40 years
Apopka Commons	Apopka, FL	—	860	3,867	7	658	4,076	4,734	(692)	2010	Jun-11	40 years
Brooksville Square	Brooksville, FL	—	4,140	12,357	1,865	4,140	14,222	18,362	(2,059)	2013	Jun-11	40 years
Coastal Way - Coastal Landing	Brooksville, FL	(28,137)	8,840	34,027	1,548	8,840	35,575	44,415	(6,412)	2008	Jun-11	40 years
Midpoint Center	Cape Coral, FL	—	4,251	13,226	130	4,251	13,356	17,607	(747)	2002	Oct-13	40 years
Clearwater Mall	Clearwater, FL	(49,351)	15,300	55,060	1,655	15,300	56,715	72,015	(8,296)	2012	Jun-11	40 years
Coconut Creek	Coconut Creek, FL	(16,405)	7,400	25,600	875	7,400	26,475	33,875	(3,689)	2005	Jun-11	40 years
Century Plaza Shopping Center	Deerfield Beach, FL	(12,300)	3,050	8,688	495	3,050	9,183	12,233	(2,147)	2006	Jun-11	40 years
Northgate S.C.	DeLand, FL	—	3,500	11,008	235	3,500	11,243	14,743	(2,308)	1993	Jun-11	40 years
Eustis Village	Eustis, FL	(12,092)	3,789	20,779	(132)	3,789	20,647	24,436	(1,222)	2002	Oct-13	40 years
First Street Village	Fort Meyers, FL	—	2,374	8,467	(178)	2,374	8,289	10,663	(481)	2006	Oct-13	40 years
Sun Plaza	Ft. Walton Beach, FL	—	4,480	12,658	391	4,480	13,049	17,529	(2,699)	2004	Jun-11	40 years
Normandy Square	Jacksonville, FL	(4,368)	1,930	5,567	193	1,930	5,760	7,690	(1,654)	1996	Jun-11	40 years
Regency Park	Jacksonville, FL	(12,252)	6,240	15,561	34	6,240	15,595	21,835	(4,092)	2006	Jun-11	40 years
The Shoppes at Southside	Jacksonville, FL	—	6,720	19,451	92	6,720	19,543	26,263	(3,616)	2004	Jun-11	40 years
Ventura Downs	Kissimmee, FL	(6,387)	3,580	8,237	153	3,580	8,390	11,970	(1,998)	2005	Jun-11	40 years
Marketplace at Wycliffe	Lake Worth, FL	(19,503)	7,930	16,228	(2,122)	7,930	14,106	22,036	(1,721)	2014	Jun-11	40 years
Venetian Isle Shopping Ctr	Lighthouse Point, FL	—	8,270	15,030	(17)	8,270	15,013	23,283	(2,514)	1992	Jun-11	40 years
Marco Town Center	Marco Island, FL	—	7,235	27,491	18	7,235	27,509	34,744	(1,705)	2001	Oct-13	40 years
Mall at 163rd Street	Miami, FL	—	9,450	36,810	187	9,450	36,997	46,447	(6,416)	2007	Jun-11	40 years
Miami Gardens	Miami, FL	(22,919)	8,876	17,596	350	8,876	17,946	26,822	(3,883)	1996	Jun-11	40 years
Freedom Square	Naples, FL	—	4,760	15,328	608	4,760	15,936	20,696	(3,002)	1995	Jun-11	40 years
Naples Plaza	Naples, FL	(17,400)	9,200	20,738	8,789	9,200	29,527	38,727	(4,545)	2013	Jun-11	40 years
Park Shore Shopping Center	Naples, FL	(14,600)	4,750	16,555	791	4,750	17,346	22,096	(3,570)	2014	Jun-11	40 years
Chelsea Place	New Port Richey, FL	—	3,303	9,879	209	3,303	10,088	13,391	(802)	1992	Oct-13	40 years
Southgate	New Port Richey, FL	—	6,730	14,382	2,351	6,730	16,733	23,463	(2,908)	2012	Jun-11	40 years
Presidential Plaza	North Lauderdale, FL	—	2,070	5,634	146	2,070	5,780	7,850	(1,047)	2006	Jun-11	40 years
Fashion Square	Orange Park, FL	(7,517)	1,770	3,842	308	1,770	4,150	5,920	(806)	1996	Jun-11	40 years
Colonial Marketplace	Orlando, FL	(14,977)	4,230	20,242	2,252	4,230	22,494	26,724	(2,813)	2014	Jun-11	40 years
Conway Crossing	Orlando, FL	—	3,208	12,496	289	3,208	12,785	15,993	(818)	2002	Oct-13	40 years
Hunters Creek	Orlando, FL	—	3,589	6,908	(44)	3,589	6,864	10,453	(772)	1998	Oct-13	40 years
Pointe Orlando	Orlando, FL	—	6,120	56,697	6,439	6,120	63,136	69,256	(8,892)	2014	Jun-11	40 years
Martin Downs Town Center	Palm City, FL	—	1,660	9,946	67	1,660	10,013	11,673	(608)	1996	Oct-13	40 years
Martin Downs Village Center	Palm City, FL	—	5,319	28,999	(52)	5,319	28,947	34,266	(1,807)	1987	Jun-11	40 years
23rd Street Station	Panama City, FL	(8,197)	3,120	9,115	163	3,120	9,278	12,398	(1,837)	1995	Jun-11	40 years
Panama City Square	Panama City, FL	(17,089)	5,690	15,789	1,512	5,690	17,301	22,991	(3,472)	2014	Jun-11	40 years
Pensacola Square	Pensacola, FL	—	2,630	10,404	466	2,630	10,870	13,500	(2,021)	1995	Jun-11	40 years
Shopper’s Haven Shopping Ctr	Pompano Beach, FL	(14,960)	7,700	19,256	1,189	7,700	20,445	28,145	(3,954)	1998	Jun-11	40 years
East Port Plaza	Port St. Lucie, FL	—	4,099	22,497	33	4,099	22,530	26,629	(1,416)	1991	Oct-13	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	—	3,450	6,789	(64)	3,450	6,725	10,175	(1,645)	1990	Jun-11	40 years
Lake St. Charles	Riverview, FL	—	2,801	6,966	(57)	2,801	6,909	9,710	(361)	1999	Oct-13	40 years
Cobblestone Village I and II	Royal Palm Beach, FL	(9,994)	2,700	5,473	132	2,700	5,605	8,305	(714)	2005	Jun-11	40 years
Beneva Village Shops	Sarasota, FL	—	3,489	18,385	(195)	3,489	18,190	21,679	(1,405)	1987	Oct-13	40 years
Sarasota Village	Sarasota, FL	(9,712)	5,190	12,728	3,333	5,190	16,061	21,251	(2,364)	2011	Jun-11	40 years
Atlantic Plaza	Satellite Beach, FL	(8,658)	2,630	11,609	(19)	2,630	11,590	14,220	(1,769)	2008	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Seminole Plaza	Seminole, FL	(6,831)	3,870	8,410	532	3,870	8,942	12,812	(1,137)	1995	Jun-11	40 years
Cobblestone Village	St. Augustine, FL	(27,181)	7,260	33,257	32	7,260	33,289	40,549	(5,408)	2003	Jun-11	40 years
Dolphin Village	St. Pete Beach, FL	—	9,882	16,218	321	9,882	16,539	26,421	(1,232)	1990	Oct-13	40 years
Bay Point Plaza	St. Petersburg, FL	—	4,025	13,061	113	4,025	13,174	17,199	(1,432)	2002	Oct-13	40 years
Rutland Plaza	St. Petersburg, FL	(7,030)	3,880	8,513	155	3,880	8,668	12,548	(2,095)	2002	Jun-11	40 years
Skyway Plaza	St. Petersburg, FL	—	2,200	7,673	(463)	2,200	7,210	9,410	(1,629)	2002	Jun-11	40 years
Tyrone Gardens	St. Petersburg, FL	—	5,690	10,456	23	5,690	10,479	16,169	(3,002)	1998	Jun-11	40 years
Downtown Publix	Stuart, FL	(11,240)	1,770	12,909	163	1,770	13,072	14,842	(2,254)	2000	Jun-11	40 years
Sunrise Town Center	Sunrise, FL	—	9,166	10,337	(1,940)	7,856	9,707	17,563	(1,077)	1989	Oct-13	40 years
Carrollwood Center	Tampa, FL	—	3,749	15,194	392	3,749	15,586	19,335	(1,172)	2002	Oct-13	40 years
Ross Plaza	Tampa, FL	—	2,808	12,203	(53)	2,808	12,150	14,958	(876)	1996	Oct-13	40 years
Tarpon Mall	Tarpon Springs, FL	(17,653)	7,800	14,221	1,614	7,800	15,835	23,635	(2,940)	2003	Jun-11	40 years
Venice Plaza	Venice, FL	—	3,245	14,650	(19)	3,245	14,631	17,876	(684)	1999	Oct-13	40 years
Venice Shopping Center	Venice, FL	—	2,555	6,846	6	2,555	6,852	9,407	(431)	2000	Oct-13	40 years
Governors Town Square	Acworth, GA	(9,343)	2,605	14,243	(21)	2,605	14,222	16,827	(960)	2005	Oct-13	40 years
Albany Plaza	Albany, GA	(2,871)	1,840	3,221	60	1,840	3,281	5,121	(804)	1995	Jun-11	40 years
Mansell Crossing	Alpharetta, GA	—	19,840	34,689	1,596	19,840	36,285	56,125	(7,141)	2014	Jun-11	40 years
Perlis Plaza	Americus, GA	(7,105)	1,170	4,892	387	1,170	5,279	6,449	(1,551)	1972	Jun-11	40 years
Northeast Plaza	Atlanta, GA	(20,508)	5,370	38,776	499	5,370	39,275	44,645	(6,646)	2013	Jun-11	40 years
Augusta West Plaza	Augusta, GA	(5,182)	1,070	8,643	(104)	1,070	8,539	9,609	(2,690)	2006	Jun-11	40 years
Sweetwater Village	Austell, GA	—	1,080	3,119	146	1,080	3,265	4,345	(774)	1985	Jun-11	40 years
Vineyards at Chateau Elan	Braselton, GA	—	2,202	14,690	122	2,202	14,812	17,014	(816)	2002	Oct-13	40 years
Cedar Plaza	Cedartown, GA	—	1,550	4,702	(309)	1,550	4,393	5,943	(1,360)	1994	Jun-11	40 years
Conyers Plaza	Conyers, GA	(10,800)	3,870	13,010	248	3,870	13,258	17,128	(2,708)	2001	Jun-11	40 years
Cordele Square	Cordele, GA	(5,383)	2,050	5,625	183	2,050	5,808	7,858	(1,837)	2002	Jun-11	40 years
Covington Gallery	Covington, GA	(6,784)	3,280	8,698	(90)	3,280	8,608	11,888	(1,903)	1991	Jun-11	40 years
Salem Road Station	Covington, GA	—	670	11,516	68	670	11,584	12,254	(1,070)	2000	Oct-13	40 years
Keith Bridge Commons	Cumming, GA	—	1,501	15,163	92	1,501	15,255	16,756	(1,179)	2002	Oct-13	40 years
Northside	Dalton, GA	—	1,320	4,220	(91)	1,320	4,129	5,449	(1,420)	2001	Jun-11	40 years
Cosby Station	Douglasville, GA	(5,539)	2,650	6,660	158	2,650	6,818	9,468	(1,561)	1994	Jun-11	40 years
Park Plaza	Douglasville, GA	(4,357)	1,470	2,870	457	1,470	3,327	4,797	(412)	1986	Jun-11	40 years
Dublin Village	Dublin, GA	(6,325)	1,876	9,192	28	1,876	9,220	11,096	(996)	2005	Oct-13	40 years
Westgate	Dublin, GA	—	1,450	3,991	106	1,450	4,097	5,547	(1,108)	2004	Jun-11	40 years
Venture Pointe	Duluth, GA	—	2,460	7,995	5,185	2,460	13,180	15,640	(1,726)	2012	Jun-11	40 years
Banks Station	Fayetteville, GA	(7,120)	3,490	13,060	659	3,490	13,719	17,209	(3,582)	2006	Jun-11	40 years
Barrett Place	Kennesaw, GA	—	6,990	14,370	340	6,990	14,710	21,700	(3,776)	1994	Jun-11	40 years
Shops of Huntcrest	Lawrenceville, GA	—	2,093	18,229	(111)	2,093	18,118	20,211	(1,076)	2003	Oct-13	40 years
Mableton Walk	Mableton, GA	(9,753)	1,660	9,467	438	1,660	9,905	11,565	(1,871)	1994	Jun-11	40 years
The Village at Mableton	Mableton, GA	(10,100)	2,040	6,647	840	2,040	7,487	9,527	(2,208)	2014	Jun-11	40 years
North Park	Macon, GA	(13,025)	3,520	11,290	553	3,520	11,843	15,363	(2,893)	2013	Jun-11	40 years
Marshalls at Eastlake	Marietta, GA	—	2,650	2,774	385	2,650	3,159	5,809	(719)	1982	Jun-11	40 years
New Chastain Corners	Marietta, GA	—	3,090	8,243	198	3,090	8,441	11,531	(1,986)	2004	Jun-11	40 years
Pavilions at Eastlake	Marietta, GA	(18,043)	4,770	12,874	412	4,770	13,286	18,056	(3,113)	1996	Jun-11	40 years
Perry Marketplace	Perry, GA	(9,280)	2,540	7,602	664	2,540	8,266	10,806	(1,889)	2004	Jun-11	40 years
Creekwood Village	Rex, GA	(5,462)	1,400	4,893	(12)	1,400	4,881	6,281	(1,346)	1990	Jun-11	40 years
Shops of Riverdale	Riverdale, GA	—	640	2,158	32	640	2,190	2,830	(404)	1995	Jun-11	40 years
Holcomb Bridge Crossing	Roswell, GA	(6,513)	1,170	5,633	539	1,170	6,172	7,342	(1,546)	1988	Jun-11	40 years
Victory Square	Savannah, GA	—	6,230	15,043	(27)	6,080	15,166	21,246	(2,628)	2007	Jun-11	40 years
Stockbridge Village	Stockbridge, GA	(24,382)	6,210	17,734	891	6,210	18,625	24,835	(3,293)	2008	Jun-11	40 years
Stone Mountain Festival	Stone Mountain, GA	(12,484)	5,740	17,078	887	5,740	17,965	23,705	(4,022)	2006	Jun-11	40 years
Wilmington Island	Wilmington Island, GA	(8,587)	2,630	8,108	58	2,630	8,166	10,796	(725)	2014	Oct-13	40 years
Davenport Retail Center	Davenport, IA	—	1,530	7,008	132	1,295	7,375	8,670	(1,230)	1996	Jun-11	40 years
Kimberly West Shopping Center	Davenport, IA	—	1,710	6,467	233	1,710	6,700	8,410	(1,842)	1987	Jun-11	40 years
Haymarket Mall	Des Moines, IA	(6,191)	2,320	9,969	374	2,320	10,343	12,663	(3,280)	2002	Jun-11	40 years
Haymarket Square	Des Moines, IA	(6,796)	3,360	10,665	199	3,360	10,864	14,224	(2,901)	2002	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Warren Plaza	Dubuque, IA	—	1,740	7,225	360	1,740	7,585	9,325	(1,746)	1993	Jun-11	40 years
Annex of Arlington	Arlington Heights, IL	—	3,360	18,834	7,011	3,939	25,266	29,205	(4,510)	2012	Jun-11	40 years
Ridge Plaza	Arlington Heights, IL	—	3,720	11,128	1,938	3,720	13,066	16,786	(2,985)	2000	Jun-11	40 years
Bartonville Square	Bartonville, IL	(2,030)	480	3,769	22	480	3,791	4,271	(1,127)	2001	Jun-11	40 years
Festival Center	Bradley, IL	(1,060)	390	2,211	17	390	2,228	2,618	(640)	2006	Jun-11	40 years
Southfield Plaza	Bridgeview, IL	(14,046)	5,880	18,756	509	5,880	19,265	25,145	(4,581)	2006	Jun-11	40 years
Commons of Chicago Ridge	Chicago Ridge, IL	(25,720)	4,310	39,714	2,331	4,310	42,045	46,355	(6,955)	1998	Jun-11	40 years
Rivercrest Shopping Center	Crestwood, IL	—	7,010	41,063	5,992	7,010	47,055	54,065	(8,052)	2013	Jun-11	40 years
The Commons of Crystal Lake	Crystal Lake, IL	—	3,660	32,993	753	3,660	33,746	37,406	(5,284)	2014	Jun-11	40 years
Elk Grove Town Center	Elk Grove Village, IL	(20,481)	3,730	19,665	241	3,730	19,906	23,636	(3,228)	1998	Jun-11	40 years
Crossroads Centre	Fairview Heights, IL	—	3,230	12,498	4,554	3,230	17,052	20,282	(5,115)	1975	Jun-11	40 years
Frankfort Crossing Shopping Center	Frankfort, IL	—	3,977	17,158	237	3,977	17,395	21,372	(1,035)	1992	Oct-13	40 years
Freeport Plaza	Freeport, IL	—	660	5,711	76	660	5,787	6,447	(1,613)	2000	Jun-11	40 years
Westview Center	Hanover Park, IL	—	6,130	31,125	1,376	6,130	32,501	38,631	(5,435)	2014	Jun-11	40 years
The Quentin Collection	Kildeer, IL	(21,824)	5,780	27,280	988	5,780	28,268	34,048	(4,782)	2006	Jun-11	40 years
Butterfield Square	Libertyville, IL	—	3,430	13,370	2,157	3,430	15,527	18,957	(2,465)	2013	Jun-11	40 years
High Point Centre	Lombard, IL	—	7,510	21,583	785	7,510	22,368	29,878	(4,115)	1992	Jun-11	40 years
Long Meadow Commons	Mundelein, IL	(11,900)	4,700	11,597	207	4,700	11,804	16,504	(2,986)	1997	Jun-11	40 years
Westridge Court	Naperville, IL	(16,770)	11,150	75,719	5,319	10,560	81,628	92,188	(13,678)	2013	Jun-11	40 years
Sterling Bazaar	Peoria, IL	—	2,050	6,667	332	2,050	6,999	9,049	(1,825)	1992	Jun-11	40 years
Rollins Crossing	Round Lake Beach, IL	—	3,040	23,623	385	3,040	24,008	27,048	(3,977)	1998	Jun-11	40 years
Twin Oaks Shopping Center	Silvis, IL	—	1,300	6,896	41	1,300	6,937	8,237	(1,237)	1991	Jun-11	40 years
Parkway Pointe	Springfield, IL	—	650	6,136	242	650	6,378	7,028	(958)	1994	Jun-11	40 years
Sangamon Center North	Springfield, IL	—	2,350	9,624	268	2,350	9,892	12,242	(2,647)	1996	Jun-11	40 years
Tinley Park Plaza	Tinley Park, IL	(18,799)	12,250	22,511	460	12,250	22,971	35,221	(4,761)	2005	Jun-11	40 years
Meridian Village Plaza	Carmel, IN	—	2,290	7,746	1,394	2,069	9,361	11,430	(1,552)	1990	Jun-11	40 years
Columbus Center	Columbus, IN	(9,860)	1,480	14,740	231	1,480	14,971	16,451	(3,018)	2005	Jun-11	40 years
Elkhart Plaza West	Elkhart, IN	—	770	6,582	88	770	6,670	7,440	(1,293)	1997	Jun-11	40 years
Apple Glen Crossing	Fort Wayne, IN	(13,100)	2,550	20,186	613	2,550	20,799	23,349	(3,357)	2002	Jun-11	40 years
Elkhart Market Centre	Goshen, IN	—	2,000	17,032	1,636	2,000	18,668	20,668	(4,006)	1994	Jun-11	40 years
Marwood Plaza	Indianapolis, IN	—	1,720	5,550	187	1,720	5,737	7,457	(1,196)	1992	Jun-11	40 years
Westlane Shopping Center	Indianapolis, IN	(2,917)	870	2,975	53	870	3,028	3,898	(939)	1982	Jun-11	40 years
Valley View Plaza	Marion, IN	(1,696)	440	3,132	(46)	440	3,086	3,526	(636)	1997	Jun-11	40 years
Bittersweet Plaza	Mishawaka, IN	—	840	6,839	242	840	7,081	7,921	(1,311)	2000	Jun-11	40 years
Lincoln Plaza	New Haven, IN	—	780	6,472	(16)	780	6,456	7,236	(1,284)	1968	Jun-11	40 years
Speedway Super Center	Speedway, IN	—	8,410	50,006	1,365	8,410	51,371	59,781	(9,060)	2010	Jun-11	40 years
Sagamore Park Centre	West Lafayette, IN	—	2,390	11,150	726	2,390	11,876	14,266	(2,332)	2003	Jun-11	40 years
Westchester Square	Lenexa, KS	—	3,250	14,555	265	3,250	14,820	18,070	(2,860)	1987	Jun-11	40 years
West Loop Shopping Center	Manhattan, KS	—	2,800	12,622	3,766	2,800	16,388	19,188	(2,055)	2013	Jun-11	40 years
Green River Plaza	Campbellsville, KY	—	4,200	10,567	749	4,200	11,316	15,516	(2,803)	1989	Jun-11	40 years
Kmart Plaza	Elizabethtown, KY	—	2,370	6,119	117	2,370	6,236	8,606	(1,612)	1992	Jun-11	40 years
Florence Plaza - Florence Square	Florence, KY	—	9,380	48,740	10,047	11,014	57,153	68,167	(9,172)	2014	Jun-11	40 years
Highland Commons	Glasgow, KY	—	1,940	6,256	21	1,940	6,277	8,217	(1,620)	1992	Jun-11	40 years
Jeffersontown Commons	Jeffersontown, KY	—	3,920	14,866	(79)	3,920	14,787	18,707	(3,515)	2005	Jun-11	40 years
Mist Lake Plaza	Lexington, KY	—	4,200	10,802	(53)	4,200	10,749	14,949	(2,595)	1993	Jun-11	40 years
London Marketplace	London, KY	(8,416)	1,400	10,362	292	1,400	10,654	12,054	(2,494)	1994	Jun-11	40 years
Eastgate Shopping Center	Louisville, KY	—	4,300	13,975	266	4,300	14,241	18,541	(3,069)	2002	Jun-11	40 years
Plainview Village	Louisville, KY	—	2,600	10,541	199	2,600	10,740	13,340	(2,046)	1997	Jun-11	40 years
Stony Brook I & II	Louisville, KY	—	3,650	17,970	184	3,650	18,154	21,804	(2,883)	1988	Jun-11	40 years
Towne Square North	Owensboro, KY	(6,778)	2,230	9,048	244	2,230	9,292	11,522	(2,676)	1988	Jun-11	40 years
Lexington Road Plaza	Versailles, KY	—	3,950	11,502	171	3,950	11,673	15,623	(2,661)	2007	Jun-11	40 years
Karam Shopping Center	Lafayette, LA	(2,039)	410	3,179	156	410	3,335	3,745	(652)	2014	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Iberia Plaza	New Iberia, LA	—	2,590	5,861	810	2,590	6,671	9,261	(1,890)	1992	Jun-11	40 years
Lagniappe Village	New Iberia, LA	—	3,170	11,316	570	3,170	11,886	15,056	(3,232)	2010	Jun-11	40 years
The Pines	Pineville, LA	(5,535)	3,080	8,047	120	3,080	8,167	11,247	(2,060)	1991	Jun-11	40 years
Points West	Brockton, MA	(7,782)	2,200	10,605	(36)	2,200	10,569	12,769	(2,483)	2007	Jun-11	40 years
Burlington Square I, II & III	Burlington, MA	—	4,690	13,122	478	4,690	13,600	18,290	(2,546)	1992	Jun-11	40 years
Chicopee Marketplace	Chicopee, MA	(17,415)	3,470	25,330	70	3,470	25,400	28,870	(4,213)	2005	Jun-11	40 years
Holyoke Shopping Center	Holyoke, MA	—	3,110	12,097	267	3,110	12,364	15,474	(2,635)	2000	Jun-11	40 years
WaterTower Plaza	Leominster, MA	(29,309)	10,400	40,312	1,878	10,400	42,190	52,590	(7,909)	2000	Jun-11	40 years
Lunenberg Crossing	Lunenburg, MA	(2,141)	930	1,991	78	930	2,069	2,999	(315)	1994	Jun-11	40 years
Lynn Marketplace	Lynn, MA	—	3,100	5,678	38	3,100	5,716	8,816	(1,540)	1968	Jun-11	40 years
Berkshire Crossing	Pittsfield, MA	—	5,210	39,558	1,565	5,210	41,123	46,333	(6,754)	1994	Jun-11	40 years
Westgate Plaza	Westfield, MA	(5,886)	2,250	9,850	509	2,250	10,359	12,609	(2,520)	1996	Jun-11	40 years
Perkins Farm Marketplace	Worcester, MA	—	2,150	17,060	964	2,150	18,024	20,174	(3,373)	1998	Jun-11	40 years
South Plaza Shopping Center	California, MD	(15,206)	2,174	23,210	(1)	2,174	23,209	25,383	(1,456)	2005	Oct-13	40 years
Campus Village	College Park, MD	(5,100)	1,660	5,127	344	1,660	5,471	7,131	(706)	1986	Jun-11	40 years
Fox Run	Prince Frederick, MD	(23,391)	3,560	31,431	1,492	3,560	32,923	36,483	(5,681)	1997	Jun-11	40 years
Liberty Plaza	Randallstown, MD	—	2,820	6,275	17,826	2,820	24,101	26,921	(1,543)	2012	Jun-11	40 years
Rising Sun Towne Centre	Rising Sun, MD	—	1,970	17,002	1,036	1,970	18,038	20,008	(2,300)	2013	Jun-11	40 years
BJ’s Plaza	Portland, ME	—	1,200	6,244	—	1,200	6,244	7,444	(1,670)	1991	Jun-11	40 years
Pine Tree Shopping Center	Portland, ME	(9,600)	2,860	19,182	1,044	2,860	20,226	23,086	(4,291)	1958	Jun-11	40 years
Maple Village	Ann Arbor, MI	(18,530)	3,200	19,108	992	3,200	20,100	23,300	(4,709)	2000	Jun-11	40 years
Grand Crossing	Brighton, MI	(4,334)	1,780	7,540	510	1,780	8,050	9,830	(1,879)	2005	Jun-11	40 years
Farmington Crossroads	Farmington, MI	—	1,620	4,542	1,238	1,620	5,780	7,400	(909)	2013	Jun-11	40 years
Silver Pointe Shopping Center	Fenton, MI	(4,169)	3,840	12,631	454	3,840	13,085	16,925	(3,156)	1996	Jun-11	40 years
Cascade East	Grand Rapids, MI	(7,607)	1,280	5,433	300	1,280	5,733	7,013	(1,743)	1983	Jun-11	40 years
Delta Center	Lansing, MI	(5,437)	1,580	9,616	295	1,580	9,911	11,491	(2,690)	2005	Jun-11	40 years
Lakes Crossing	Muskegon, MI	—	1,440	13,571	1,742	1,440	15,313	16,753	(2,616)	2011	Jun-11	40 years
Redford Plaza	Redford, MI	—	7,510	20,174	(597)	7,510	19,577	27,087	(5,151)	1992	Jun-11	40 years
Hampton Village Centre	Rochester Hills, MI	(27,336)	5,370	48,930	4,436	5,370	53,366	58,736	(10,281)	2004	Jun-11	40 years
Fashion Corners	Saginaw, MI	—	1,940	17,818	115	1,940	17,933	19,873	(3,947)	2004	Jun-11	40 years
Green Acres	Saginaw, MI	—	2,170	9,084	1,419	2,170	10,503	12,673	(2,516)	2011	Jun-11	40 years
Hall Road Crossing	Shelby Township, MI	—	5,800	15,982	2,446	5,800	18,428	24,228	(4,645)	1999	Jun-11	40 years
Southfield Plaza	Southfield, MI	—	1,320	4,085	327	1,320	4,412	5,732	(1,024)	2002	Jun-11	40 years
18 Ryan	Sterling Heights, MI	(5,789)	3,160	11,304	90	3,160	11,394	14,554	(2,677)	1997	Jun-11	40 years
Delco Plaza	Sterling Heights, MI	(3,812)	2,860	7,025	617	2,860	7,642	10,502	(2,969)	1996	Jun-11	40 years
Grand Traverse Crossing	Traverse City, MI	(17,960)	3,100	31,188	1,269	3,100	32,457	35,557	(4,828)	1996	Jun-11	40 years
West Ridge	Westland, MI	—	1,800	6,640	(553)	1,800	6,087	7,887	(1,244)	2014	Jun-11	40 years
Roundtree Place	Ypsilanti, MI	(11,687)	3,520	9,134	982	3,520	10,116	13,636	(2,180)	1992	Jun-11	40 years
Washtenaw Fountain Plaza	Ypsilanti, MI	—	2,030	7,234	129	2,030	7,363	9,393	(2,167)	2005	Jun-11	40 years
Southport Centre I - VI	Apple Valley, MN	(13,015)	4,960	18,527	259	4,960	18,786	23,746	(2,825)	1985	Jun-11	40 years
Austin Town Center	Austin, MN	—	1,280	4,689	(345)	1,280	4,344	5,624	(968)	1999	Jun-11	40 years
Burning Tree Plaza	Duluth, MN	—	4,790	16,279	25	4,790	16,304	21,094	(3,820)	1987	Jun-11	40 years
Elk Park Center	Elk River, MN	—	3,770	18,856	484	3,770	19,340	23,110	(4,259)	1999	Jun-11	40 years
Westwind Plaza	Minnetonka, MN	—	2,630	12,171	568	2,630	12,739	15,369	(1,966)	2007	Jun-11	40 years
Richfield Hub & West Shopping Ctr	Richfield, MN	(16,320)	7,960	19,907	29	7,960	19,936	27,896	(2,947)	1992	Jun-11	40 years
Roseville Center	Roseville , MN	—	1,620	8,593	135	1,620	8,728	10,348	(1,525)	2000	Jun-11	40 years
Marketplace @ 42	Savage, MN	—	5,150	13,221	159	5,150	13,380	18,530	(2,589)	1999	Jun-11	40 years
Sun Ray Shopping Center	St. Paul, MN	—	5,250	21,447	972	5,250	22,419	27,669	(4,442)	2013	Jun-11	40 years
White Bear Hills Shopping Center	White Bear Lake, MN	(4,576)	1,790	6,182	222	1,790	6,404	8,194	(1,683)	1996	Jun-11	40 years
Ellisville Square	Ellisville, MO	—	2,130	8,003	319	2,130	8,322	10,452	(2,232)	2014	Jun-11	40 years
Clocktower Place	Florissant, MO	—	3,590	9,510	1,513	3,590	11,023	14,613	(2,522)	2013	Jun-11	40 years
Hub Shopping Center	Independence, MO	—	850	8,027	122	850	8,149	8,999	(3,029)	1995	Jun-11	40 years
Watts Mill Plaza	Kansas City, MO	—	2,610	13,868	602	2,610	14,470	17,080	(2,537)	1997	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Liberty Corners	Liberty, MO	—	2,530	8,918	651	2,530	9,569	12,099	(2,137)	1987	Jun-11	40 years
Maplewood Square	Maplewood, MO	(3,730)	1,450	4,720	(127)	1,450	4,593	6,043	(976)	1998	Jun-11	40 years
Clinton Crossing	Clinton, MS	(6,517)	2,760	9,306	377	2,760	9,683	12,443	(1,507)	1990	Jun-11	40 years
County Line Plaza	Jackson, MS	—	2,820	24,889	1,163	2,820	26,052	28,872	(3,710)	2014	Jun-11	40 years
Jacksonian Plaza	Jackson, MS	—	1,070	2,758	77	1,070	2,835	3,905	(905)	1990	Jun-11	40 years
Devonshire Place	Cary, NC	(4,899)	940	4,533	2,320	940	6,853	7,793	(1,675)	2012	Jun-11	40 years
McMullen Creek Market	Charlotte, NC	(18,500)	10,590	24,266	2,012	10,590	26,278	36,868	(4,477)	2014	Jun-11	40 years
The Commons at Chancellor Park	Charlotte, NC	—	5,240	20,500	(399)	5,240	20,101	25,341	(3,871)	2005	Jun-11	40 years
Parkwest Crossing	Durham, NC	—	1,997	9,695	400	1,997	10,095	12,092	(811)	1990	Oct-13	40 years
Macon Plaza	Franklin, NC	—	770	3,809	73	770	3,882	4,652	(902)	2001	Jun-11	40 years
Garner Towne Square	Garner, NC	—	6,233	23,681	477	6,233	24,158	30,391	(1,650)	1997	Oct-13	40 years
Franklin Square	Gastonia, NC	(23,430)	7,060	29,355	726	7,060	30,081	37,141	(5,882)	2007	Jun-11	40 years
Wendover Place	Greensboro, NC	(31,620)	15,990	39,152	512	15,990	39,664	55,654	(8,614)	2000	Jun-11	40 years
University Commons	Greenville, NC	(18,000)	5,350	26,253	3,447	5,350	29,700	35,050	(4,508)	2014	Jun-11	40 years
Valley Crossing	Hickory, NC	—	2,130	7,253	8,068	2,130	15,321	17,451	(2,113)	2014	Jun-11	40 years
Kinston Pointe	Kinston, NC	—	2,180	8,540	87	2,180	8,627	10,807	(2,692)	2001	Jun-11	40 years
Magnolia Plaza	Morganton, NC	(4,267)	730	3,718	(320)	730	3,398	4,128	(620)	1990	Jun-11	40 years
Roxboro Square	Roxboro, NC	—	1,550	8,976	39	1,550	9,015	10,565	(1,790)	2005	Jun-11	40 years
Innes Street Market	Salisbury, NC	—	12,180	27,462	77	12,180	27,539	39,719	(6,607)	2002	Jun-11	40 years
Salisbury Marketplace	Salisbury, NC	—	1,997	7,840	35	1,997	7,875	9,872	(467)	1987	Oct-13	40 years
Crossroads	Statesville, NC	(21,456)	6,220	15,300	449	6,220	15,749	21,969	(2,968)	1997	Jun-11	40 years
Anson Station	Wadesboro, NC	(1,979)	910	3,981	48	910	4,029	4,939	(1,404)	1988	Jun-11	40 years
New Centre Market	Wilmington, NC	—	5,730	15,217	636	5,730	15,853	21,583	(2,509)	1998	Jun-11	40 years
University Commons	Wilmington, NC	(20,200)	6,910	26,611	1,223	6,910	27,834	34,744	(4,971)	2007	Jun-11	40 years
Whitaker Square	Winston Salem, NC	(9,159)	2,923	11,997	146	2,923	12,143	15,066	(1,014)	1996	Oct-13	40 years
Parkway Plaza	Winston-Salem, NC	(19,865)	6,910	17,604	838	6,910	18,442	25,352	(4,673)	2005	Jun-11	40 years
Stratford Commons	Winston-Salem, NC	—	2,770	9,562	93	2,770	9,655	12,425	(1,874)	1995	Jun-11	40 years
Bedford Grove	Bedford, NH	—	3,400	19,065	(58)	3,400	19,007	22,407	(4,451)	1989	Jun-11	40 years
Capitol Shopping Center	Concord, NH	(9,600)	2,160	11,584	779	2,160	12,363	14,523	(3,394)	2001	Jun-11	40 years
Willow Springs Plaza	Nashua , NH	(14,408)	3,490	20,288	465	3,490	20,753	24,243	(4,137)	1990	Jun-11	40 years
Seacoast Shopping Center	Seabrook , NH	(4,859)	2,230	8,967	(1)	2,230	8,966	11,196	(1,765)	1991	Jun-11	40 years
Tri-City Plaza	Somersworth, NH	(7,938)	1,900	10,034	1,200	1,900	11,234	13,134	(2,613)	1990	Jun-11	40 years
Laurel Square	Brick, NJ	(14,604)	5,400	20,998	203	5,400	21,201	26,601	(5,065)	2003	Jun-11	40 years
the Shoppes at Cinnaminson	Cinnaminson, NJ	—	6,030	45,605	1,212	6,030	46,817	52,847	(6,248)	2010	Jun-11	40 years
A&P Fresh Market	Clark, NJ	(6,690)	2,630	8,351	28	2,630	8,379	11,009	(1,118)	2007	Jun-11	40 years
Collegetown Shopping Center	Glassboro, NJ	(10,290)	1,560	16,336	4,480	1,560	20,816	22,376	(4,102)	2014	Jun-11	40 years
Hamilton Plaza-Kmart Plaza	Hamilton, NJ	(4,114)	1,580	8,972	963	1,580	9,935	11,515	(1,679)	2014	Jun-11	40 years
Bennetts Mills Plaza	Jackson, NJ	(12,776)	3,130	17,126	(218)	3,130	16,908	20,038	(2,389)	2002	Jun-11	40 years
Lakewood Plaza	Lakewood, NJ	—	5,090	26,483	(163)	5,090	26,320	31,410	(5,281)	1966	Jun-11	40 years
Marlton Crossing	Marlton, NJ	(24,116)	5,950	45,874	6,504	5,950	52,378	58,328	(8,851)	2013	Jun-11	40 years
Middletown Plaza	Middletown, NJ	(26,617)	5,060	41,800	258	5,060	42,058	47,118	(5,655)	2001	Jun-11	40 years
Old Bridge Gateway	Old Bridge, NJ	(24,490)	7,200	37,756	824	7,200	38,580	45,780	(6,097)	1995	Jun-11	40 years
Morris Hills Shopping Center	Parsippany, NJ	—	3,970	29,879	2,441	3,970	32,320	36,290	(4,254)	1994	Jun-11	40 years
Rio Grande Plaza	Rio Grande, NJ	—	1,660	12,627	448	1,660	13,075	14,735	(2,312)	1997	Jun-11	40 years
Ocean Heights Shopping Center	Somers Point, NJ	(22,200)	6,110	34,911	807	6,110	35,718	41,828	(4,008)	2006	Jun-11	40 years
ShopRite Supermarket	Springfield, NJ	(3,378)	1,150	4,310	—	1,150	4,310	5,460	(665)	1965	Jun-11	40 years
Tinton Falls Plaza	Tinton Falls, NJ	—	3,080	12,385	(215)	3,080	12,170	15,250	(1,959)	2006	Jun-11	40 years
Cross Keys Commons	Turnersville, NJ	—	5,840	33,347	1,281	5,840	34,628	40,468	(5,416)	1996	Jun-11	40 years
Dover Park Plaza	Yardville, NJ	—	1,030	7,751	336	1,030	8,087	9,117	(1,207)	2005	Jun-11	40 years
St Francis Plaza	Santa Fe, NM	(3,900)	1,110	4,843	—	1,110	4,843	5,953	(712)	1993	Jun-11	40 years
Smith’s	Socorro, NM	(2,143)	600	5,312	138	600	5,450	6,050	(1,141)	1976	Jun-11	40 years
Galleria Commons	Henderson, NV	(24,623)	3,220	28,522	526	3,220	29,048	32,268	(5,074)	2005	Jun-11	40 years
Renaissance Center East	Las Vegas, NV	(16,580)	4,490	10,342	1,379	4,490	11,721	16,211	(1,996)	2012	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Parkway Plaza	Carle Place, NY	(13,770)	5,790	19,740	1,594	5,790	21,334	27,124	(2,733)	1993	Jun-11	40 years
Kmart Plaza	Dewitt, NY	(3,675)	1,080	5,350	98	1,080	5,448	6,528	(1,698)	2014	Jun-11	40 years
Unity Plaza	East Fishkill, NY	(8,715)	2,100	14,051	(102)	2,100	13,949	16,049	(1,645)	2005	Jun-11	40 years
Suffolk Plaza	East Setauket, NY	—	2,780	12,321	338	2,780	12,659	15,439	(2,208)	1998	Jun-11	40 years
Three Village Shopping Center	East Setauket, NY	—	5,310	15,849	60	5,310	15,909	21,219	(2,140)	1991	Jun-11	40 years
Stewart Plaza	Garden City, NY	—	6,040	21,970	598	6,040	22,568	28,608	(4,766)	1990	Jun-11	40 years
Genesee Valley Shopping Center	Geneseo, NY	(13,524)	2,090	15,644	909	2,090	16,553	18,643	(3,686)	2007	Jun-11	40 years
McKinley Plaza	Hamburg, NY	—	1,300	12,548	1,827	1,300	14,375	15,675	(2,069)	1991	Jun-11	40 years
Dalewood I, II & III Shopping Center	Hartsdale, NY	(31,756)	6,900	57,804	912	6,900	58,716	65,616	(6,551)	2012	Jun-11	40 years
Hornell Plaza	Hornell, NY	—	2,270	20,357	1,399	2,270	21,756	24,026	(5,951)	2005	Jun-11	40 years
Cayuga Mall	Ithaca, NY	(7,231)	1,180	11,244	3,076	1,180	14,320	15,500	(3,310)	2013	Jun-11	40 years
Kings Park Shopping Center	Kings Park, NY	—	4,790	11,367	1,235	4,790	12,602	17,392	(1,982)	1985	Jun-11	40 years
Village Square	Larchmont, NY	(3,101)	1,320	5,137	537	1,320	5,674	6,994	(613)	1981	Jun-11	40 years
Falcaro’s Plaza	Lawrence, NY	—	3,410	9,678	475	3,410	10,153	13,563	(1,371)	1972	Jun-11	40 years
Shops at Seneca Mall	Liverpool, NY	(7,123)	530	8,270	(1,084)	530	7,186	7,716	(1,843)	2005	Jun-11	40 years
A & P Mamaroneck	Mamaroneck, NY	—	1,460	1,122	—	1,460	1,122	2,582	(325)	1976	Jun-11	40 years
Sunshine Square	Medford, NY	(16,695)	7,350	24,713	360	7,350	25,073	32,423	(3,584)	2007	Jun-11	40 years
Wallkill Plaza	Middletown, NY	—	1,360	8,410	1,328	1,360	9,738	11,098	(2,948)	2012	Jun-11	40 years
Monroe ShopRite Plaza	Monroe, NY	(8,442)	1,840	16,111	230	1,840	16,341	18,181	(2,857)	1985	Jun-11	40 years
Rockland Plaza	Nanuet, NY	(45,696)	10,700	60,188	4,343	10,700	64,531	75,231	(7,608)	2006	Jun-11	40 years
North Ridge Plaza	New Rochelle, NY	(8,336)	4,910	9,612	202	4,910	9,814	14,724	(1,309)	1971	Jun-11	40 years
Nesconset Shopping Center	Port Jefferson Station, NY	(13,300)	5,510	20,473	2,729	5,510	23,202	28,712	(3,370)	2012	Jun-11	40 years
Port Washington	Port Washington, NY	(719)	440	489	—	440	489	929	(228)	1968	Jun-11	40 years
Roanoke Plaza	Riverhead, NY	(9,900)	5,050	15,177	1,482	5,050	16,659	21,709	(3,245)	2002	Jun-11	40 years
Rockville Centre	Rockville Centre, NY	—	3,590	6,982	108	3,590	7,090	10,680	(1,224)	1975	Jun-11	40 years
Mohawk Acres	Rome, NY	(7,364)	1,720	13,916	634	1,720	14,550	16,270	(2,577)	2005	Jun-11	40 years
College Plaza	Selden, NY	(9,975)	6,330	14,267	11,354	6,330	25,621	31,951	(3,266)	2013	Jun-11	40 years
Campus Plaza	Vestal, NY	—	1,170	16,384	24	1,170	16,408	17,578	(3,570)	2003	Jun-11	40 years
Parkway Plaza	Vestal, NY	—	1,400	16,990	3,648	2,168	19,870	22,038	(3,938)	2012	Jun-11	40 years
Shoppes at Vestal	Vestal, NY	—	1,340	14,730	38	1,340	14,768	16,108	(1,815)	2000	Jun-11	40 years
Town Square Mall	Vestal, NY	(29,400)	2,520	41,457	3,081	2,520	44,538	47,058	(7,242)	2012	Jun-11	40 years
The Plaza at Salmon Run	Watertown, NY	—	1,420	12,431	68	1,420	12,499	13,919	(2,462)	1993	Jun-11	40 years
Highridge Plaza	Yonkers, NY	(14,876)	6,020	17,358	1,738	6,020	19,096	25,116	(2,631)	1977	Jun-11	40 years
Brunswick Town Center	Brunswick, OH	(11,003)	2,930	18,561	325	2,930	18,886	21,816	(2,243)	2004	Jun-11	40 years
30th Street Plaza	Canton, OH	—	1,950	14,535	86	1,950	14,621	16,571	(2,575)	1999	Jun-11	40 years
Brentwood Plaza	Cincinnati, OH	—	5,090	20,513	1,027	5,090	21,540	26,630	(3,667)	2004	Jun-11	40 years
Delhi Shopping Center	Cincinnati, OH	—	3,690	8,085	1,235	3,690	9,320	13,010	(1,814)	2012	Jun-11	40 years
Harpers Station	Cincinnati, OH	—	3,110	25,591	5,416	3,481	30,636	34,117	(4,244)	2014	Jun-11	40 years
Western Hills Plaza	Cincinnati, OH	—	8,690	27,664	528	8,690	28,192	36,882	(6,575)	2011	Jun-11	40 years
Western Village	Cincinnati, OH	—	3,370	12,817	469	3,370	13,286	16,656	(2,165)	2005	Jun-11	40 years
Crown Point	Columbus, OH	(12,581)	2,120	14,980	166	2,120	15,146	17,266	(2,531)	1998	Jun-11	40 years
Greentree Shopping Center	Columbus, OH	(7,820)	1,920	12,531	(346)	1,920	12,185	14,105	(2,218)	2005	Jun-11	40 years
Brandt Pike Place	Dayton, OH	—	700	1,965	(340)	616	1,709	2,325	(380)	2008	Jun-11	40 years
South Towne Centre	Dayton, OH	(23,460)	4,990	43,152	3,932	4,990	47,084	52,074	(7,719)	2013	Jun-11	40 years
The Vineyards	Eastlake, OH	—	1,170	6,866	31	1,170	6,897	8,067	(2,051)	1989	Jun-11	40 years
Midway Market Square	Elyria, OH	—	4,280	21,067	944	4,280	22,011	26,291	(4,523)	2014	Jun-11	40 years
Southland Shopping Center	Middleburg Heights, OH	(36,701)	5,940	55,360	3,843	5,940	59,203	65,143	(11,023)	2013	Jun-11	40 years
Tops Plaza	North Olmsted, OH	—	510	4,151	(148)	510	4,003	4,513	(635)	2002	Jun-11	40 years
Tops Plaza	North Ridgeville, OH	—	1,140	5,721	19	1,140	5,740	6,880	(913)	2002	Jun-11	40 years
Surrey Square Mall	Norwood, OH	(8,149)	3,900	18,402	1,005	3,900	19,407	23,307	(3,201)	2010	Jun-11	40 years
Market Place	Piqua, OH	—	390	4,085	914	390	4,999	5,389	(1,158)	2012	Jun-11	40 years
Brice Park	Reynoldsburg, OH	—	2,820	12,684	131	2,820	12,815	15,635	(2,393)	1989	Jun-11	40 years
Streetsboro Crossing	Streetsboro, OH	(8,925)	640	5,885	445	640	6,330	6,970	(1,102)	2002	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Miracle Mile Shopping Plaza	Toledo, OH	(6,908)	1,510	15,792	489	1,510	16,281	17,791	(3,502)	1955	Jun-11	40 years
Southland Shopping Plaza	Toledo, OH	—	2,440	11,159	1,020	2,440	12,179	14,619	(2,535)	1988	Jun-11	40 years
Wadsworth Crossings	Wadsworth, OH	—	7,004	13,779	38	7,004	13,817	20,821	(1,080)	2005	Oct-13	40 years
Northgate Plaza	Westerville, OH	—	300	1,204	258	300	1,462	1,762	(280)	2008	Jun-11	40 years
Marketplace	Tulsa, OK	—	5,040	13,249	1,859	5,040	15,108	20,148	(2,871)	1992	Jun-11	40 years
Village West	Allentown, PA	(12,647)	4,180	23,402	937	4,180	24,339	28,519	(3,537)	1999	Jun-11	40 years
Park Hills Plaza	Altoona, PA	(18,864)	4,390	23,218	972	4,390	24,190	28,580	(4,723)	1985	Jun-11	40 years
Bensalem Square	Bensalem, PA	(8,085)	1,800	5,826	33	1,800	5,859	7,659	(1,078)	1986	Jun-11	40 years
Bethel Park	Bethel Park, PA	(9,810)	3,060	18,457	22	3,060	18,479	21,539	(4,395)	2004	Jun-11	40 years
Bethlehem Square	Bethlehem, PA	(28,817)	8,830	36,992	408	8,830	37,400	46,230	(8,241)	1994	Jun-11	40 years
Lehigh Shopping Center	Bethlehem, PA	(15,982)	6,980	32,927	2,521	6,980	35,448	42,428	(7,468)	2013	Jun-11	40 years
Boyertown Shopping Center	Boyertown, PA	—	1,680	3,673	1,878	1,680	5,551	7,231	(1,056)	2014	Jun-11	40 years
Bristol Park	Bristol, PA	(15,655)	3,180	21,530	1,065	3,180	22,595	25,775	(4,939)	2013	Jun-11	40 years
Chalfont Village Shopping Center	Chalfont, PA	(3,854)	1,040	3,818	(185)	1,040	3,633	4,673	(580)	1989	Jun-11	40 years
New Britain Village Square	Chalfont, PA	—	4,250	24,449	588	4,250	25,037	29,287	(3,730)	1989	Jun-11	40 years
Collegeville Shopping Center	Collegeville, PA	(8,803)	3,410	7,451	1,052	3,410	8,503	11,913	(1,049)	2004	Jun-11	40 years
Whitemarsh Shopping Center	Conshohocken, PA	(12,262)	3,410	11,753	72	3,410	11,825	15,235	(1,788)	2002	Jun-11	40 years
Valley Fair	Devon, PA	(12,659)	1,810	8,161	1,219	1,810	9,380	11,190	(2,262)	2001	Jun-11	40 years
Dickson City Crossings	Dickson City, PA	—	3,780	31,423	204	3,780	31,627	35,407	(6,459)	1997	Jun-11	40 years
Dillsburg Shopping Center	Dillsburg, PA	—	1,670	16,084	1,495	1,670	17,579	19,249	(2,848)	2014	Jun-11	40 years
Barn Plaza	Doylestown, PA	(23,960)	8,780	29,183	631	8,780	29,814	38,594	(5,414)	2002	Jun-11	40 years
Pilgrim Gardens	Drexel Hill, PA	—	2,090	5,043	2,773	2,090	7,816	9,906	(1,306)	2014	Jun-11	40 years
Gilbertsville Shopping Center	Gilbertsville, PA	(4,887)	1,830	4,719	1,181	1,830	5,900	7,730	(1,610)	2002	Jun-11	40 years
Mount Carmel Plaza	Glenside, PA	(1,123)	380	1,012	(163)	380	849	1,229	(139)	1975	Jun-11	40 years
Kline Plaza	Harrisburg, PA	—	2,300	13,218	1,282	2,300	14,500	16,800	(4,085)	1952	Jun-11	40 years
New Garden Shopping Center	Kennett Square, PA	(3,251)	2,240	7,662	1,428	2,240	9,090	11,330	(2,365)	2012	Jun-11	40 years
Stone Mill Plaza	Lancaster, PA	—	2,490	12,466	222	2,490	12,688	15,178	(2,247)	2008	Jun-11	40 years
Woodbourne Square	Langhorne, PA	—	1,640	4,236	183	1,640	4,419	6,059	(729)	1984	Jun-11	40 years
North Penn Market Place	Lansdale, PA	—	3,060	5,253	177	3,060	5,430	8,490	(811)	1977	Jun-11	40 years
New Holland Shopping Center	New Holland, PA	(2,336)	890	3,535	201	890	3,736	4,626	(960)	1995	Jun-11	40 years
Village at Newtown	Newtown, PA	—	7,690	37,765	1,556	7,690	39,321	47,011	(5,303)	1989	Jun-11	40 years
Cherry Square	Northampton, PA	(7,231)	950	6,945	(57)	950	6,888	7,838	(1,772)	1989	Jun-11	40 years
Ivyridge	Philadelphia, PA	(13,684)	7,100	21,004	1,312	7,100	22,316	29,416	(2,873)	2006	Jun-11	40 years
Roosevelt Mall	Philadelphia, PA	(48,782)	8,820	88,974	3,193	8,820	92,167	100,987	(15,626)	2011	Jun-11	40 years
Shoppes at Valley Forge	Phoenixville, PA	—	2,010	13,025	174	2,010	13,199	15,209	(3,147)	2003	Jun-11	40 years
Plymouth Plaza	Plymouth Meeting, PA	(6,785)	3,120	6,018	427	3,120	6,445	9,565	(1,053)	1994	Jun-11	40 years
County Line Plaza	Souderton, PA	(8,085)	910	8,346	1,514	910	9,860	10,770	(2,447)	2013	Jun-11	40 years
69th Street Plaza	Upper Darby, PA	(3,755)	640	4,362	51	640	4,413	5,053	(1,056)	1994	Jun-11	40 years
Warminster Towne Center	Warminster, PA	(21,800)	4,310	35,284	1,226	4,310	36,510	40,820	(5,579)	1997	Jun-11	40 years
Shops at Prospect	West Hempfield, PA	(6,235)	760	6,532	112	760	6,644	7,404	(1,612)	1994	Jun-11	40 years
Whitehall Square	Whitehall, PA	(21,196)	4,350	33,067	1,083	4,350	34,150	38,500	(6,167)	2006	Jun-11	40 years
Wilkes-Barre Township Marketplace	Wilkes-Barre , PA	(10,613)	2,180	17,430	1,466	2,180	18,896	21,076	(3,131)	2004	Jun-11	40 years
Hunt River Commons	North Kingstown, RI	—	1,580	15,317	989	1,580	16,306	17,886	(3,490)	1989	Jun-11	40 years
Belfair Towne Village	Bluffton, SC	—	4,265	31,802	139	4,265	31,941	36,206	(2,075)	2006	Jun-11	40 years
Milestone Plaza	Greenville, SC	—	2,563	15,644	69	2,563	15,713	18,276	(799)	1995	Oct-13	40 years
Circle Center	Hilton Head, SC	—	3,010	5,832	63	3,010	5,895	8,905	(1,104)	2000	Jun-11	40 years
Island Plaza	James Island, SC	(8,265)	2,940	9,252	948	2,940	10,200	13,140	(2,877)	2004	Jun-11	40 years
Festival Centre	North Charleston, SC	—	3,630	10,512	468	3,630	10,980	14,610	(2,146)	2014	Jun-11	40 years
Remount Village Shopping Center	North Charleston, SC	—	1,040	3,205	36	1,040	3,241	4,281	(1,079)	1996	Jun-11	40 years
Fairview Corners I & II	Simpsonville, SC	—	2,370	17,117	84	2,370	17,201	19,571	(3,244)	2003	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Hillcrest	Spartanburg, SC	(18,500)	4,190	34,825	3,323	4,190	38,148	42,338	(6,766)	2012	Jun-11	40 years
Shoppes at Hickory Hollow	Antioch, TN	—	3,650	11,030	146	3,650	11,176	14,826	(2,690)	1986	Jun-11	40 years
Congress Crossing	Athens, TN	—	920	7,890	1,426	920	9,316	10,236	(2,371)	2012	Jun-11	40 years
East Ridge Crossing	Chattanooga , TN	(3,466)	1,230	4,193	(93)	1,230	4,100	5,330	(903)	1999	Jun-11	40 years
Watson Glen Shopping Center	Franklin, TN	(12,555)	5,220	14,990	(590)	5,220	14,400	19,620	(3,209)	2014	Jun-11	40 years
Williamson Square	Franklin, TN	(17,440)	7,730	22,789	2,912	7,730	25,701	33,431	(5,976)	2014	Jun-11	40 years
Greensboro Village	Gallatin, TN	(8,954)	1,503	13,525	58	1,503	13,583	15,086	(901)	2005	Oct-13	40 years
Greeneville Commons	Greeneville, TN	—	2,880	13,524	58	2,880	13,582	16,462	(4,392)	2002	Jun-11	40 years
Oakwood Commons	Hermitage, TN	(14,316)	6,840	18,064	2,008	6,840	20,072	26,912	(4,630)	2005	Jun-11	40 years
Kimball Crossing	Kimball, TN	—	1,860	18,704	478	1,860	19,182	21,042	(5,299)	2007	Jun-11	40 years
Kingston Overlook	Knoxville, TN	(5,845)	2,060	6,743	201	2,060	6,944	9,004	(1,219)	2014	Jun-11	40 years
Farrar Place	Manchester, TN	(1,743)	470	2,760	191	470	2,951	3,421	(824)	1989	Jun-11	40 years
The Commons at Wolfcreek	Memphis, TN	—	22,530	56,799	7,074	22,530	63,873	86,403	(11,163)	2014	Jun-11	40 years
Georgetown Square	Murfreesboro, TN	(6,006)	3,250	7,511	34	3,250	7,545	10,795	(1,863)	2003	Jun-11	40 years
Nashboro Village	Nashville, TN	—	2,243	11,661	112	2,243	11,773	14,016	(770)	1998	Oct-13	40 years
Commerce Central	Tullahoma, TN	(6,900)	1,240	12,158	317	1,240	12,475	13,715	(3,815)	1995	Jun-11	40 years
Merchant’s Central	Winchester, TN	(9,812)	1,480	12,018	220	1,480	12,238	13,718	(2,801)	1997	Jun-11	40 years
Palm Plaza	Aransas, TX	(1,955)	680	2,297	121	680	2,418	3,098	(755)	2002	Jun-11	40 years
Bardin Place Center	Arlington, TX	(29,259)	7,640	25,986	920	7,640	26,906	34,546	(4,808)	2014	Jun-11	40 years
Parmer Crossing	Austin, TX	(7,885)	3,730	11,282	(796)	3,730	10,486	14,216	(2,346)	2004	Jun-11	40 years
Baytown Shopping Center	Baytown, TX	(5,865)	3,410	6,776	23	3,410	6,799	10,209	(1,808)	1987	Jun-11	40 years
Cedar Bellaire	Bellaire, TX	(3,392)	2,760	4,670	(429)	2,760	4,241	7,001	(760)	1994	Jun-11	40 years
El Camino	Bellaire, TX	(2,542)	1,320	3,816	(6)	1,320	3,810	5,130	(1,040)	2008	Jun-11	40 years
Brenham Four Corners	Brenham, TX	—	1,310	9,885	2	1,310	9,887	11,197	(1,379)	1997	Jun-11	40 years
Bryan Square	Bryan, TX	(1,979)	820	2,358	90	820	2,448	3,268	(633)	2008	Jun-11	40 years
Townshire	Bryan, TX	—	1,790	6,399	574	1,790	6,973	8,763	(1,483)	2002	Jun-11	40 years
Plantation Plaza	Clute, TX	—	1,090	7,256	(25)	1,090	7,231	8,321	(1,792)	1997	Jun-11	40 years
Central Station	College Station, TX	(11,700)	4,340	21,704	1,494	4,340	23,198	27,538	(3,827)	2012	Jun-11	40 years
Rock Prairie Crossing	College Station, TX	(10,631)	2,460	13,618	(8)	2,401	13,669	16,070	(2,790)	2002	Jun-11	40 years
Carmel Village	Corpus Christi, TX	(3,203)	1,900	4,536	246	1,900	4,782	6,682	(1,095)	1993	Jun-11	40 years
Five Points	Corpus Christi, TX	—	2,760	16,929	10,816	2,760	27,745	30,505	(3,455)	2014	Jun-11	40 years
Claremont Village	Dallas, TX	(2,607)	1,700	3,035	45	1,700	3,080	4,780	(1,246)	1976	Jun-11	40 years
Jeff Davis	Dallas, TX	(3,324)	1,390	3,702	(169)	1,390	3,533	4,923	(1,014)	1975	Jun-11	40 years
Stevens Park Village	Dallas, TX	(2,827)	1,270	3,182	520	1,270	3,702	4,972	(519)	1974	Jun-11	40 years
Webb Royal	Dallas, TX	(5,148)	2,470	6,576	(1,585)	2,470	4,991	7,461	(1,331)	1992	Jun-11	40 years
Wynnewood Village	Dallas, TX	(19,173)	14,770	41,407	1,418	14,770	42,825	57,595	(8,087)	2006	Jun-11	40 years
Parktown	Deer Park, TX	(5,653)	2,790	7,319	152	2,790	7,471	10,261	(2,317)	1999	Jun-11	40 years
Kenworthy Crossing	El Paso, TX	—	2,370	5,521	121	2,370	5,642	8,012	(995)	2003	Jun-11	40 years
Preston Ridge	Frisco, TX	—	25,820	127,082	2,794	25,820	129,876	155,696	(21,200)	2013	Jun-11	40 years
Forest Hills	Ft. Worth, TX	(2,346)	1,220	2,793	57	1,220	2,850	4,070	(1,016)	1968	Jun-11	40 years
Ridglea Plaza	Ft. Worth, TX	(10,101)	2,770	16,178	251	2,770	16,429	19,199	(4,143)	1990	Jun-11	40 years
Trinity Commons	Ft. Worth, TX	(16,132)	5,780	26,317	1,585	5,780	27,902	33,682	(5,013)	1998	Jun-11	40 years
Village Plaza	Garland, TX	(5,214)	3,230	6,786	504	3,230	7,290	10,520	(1,709)	2002	Jun-11	40 years
North Hills Village	Haltom City, TX	(729)	940	2,450	74	940	2,524	3,464	(705)	1998	Jun-11	40 years
Highland Village Town Center	Highland Village, TX	(5,735)	3,370	7,439	83	3,370	7,522	10,892	(2,122)	1996	Jun-11	40 years
Bay Forest	Houston, TX	(4,617)	1,500	6,557	86	1,500	6,643	8,143	(1,666)	2004	Jun-11	40 years
Beltway South	Houston, TX	—	3,340	9,759	308	3,340	10,067	13,407	(1,724)	1998	Jun-11	40 years
Braes Heights	Houston, TX	(7,914)	1,700	15,246	689	1,700	15,935	17,635	(2,287)	2003	Jun-11	40 years
Braes Link	Houston, TX	—	850	6,510	124	850	6,634	7,484	(835)	1999	Jun-11	40 years
Braes Oaks	Houston, TX	(2,120)	1,310	3,765	95	1,310	3,860	5,170	(691)	1992	Jun-11	40 years
Braesgate	Houston, TX	—	1,570	2,813	53	1,570	2,866	4,436	(1,057)	1997	Jun-11	40 years
Broadway	Houston, TX	(3,910)	1,720	5,472	551	1,720	6,023	7,743	(1,444)	2006	Jun-11	40 years
Clear Lake Camino South	Houston, TX	(7,951)	3,320	12,136	206	3,320	12,342	15,662	(2,335)	2004	Jun-11	40 years
Hearthstone Corners	Houston, TX	—	5,240	14,208	665	5,240	14,873	20,113	(3,880)	1998	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Inwood Forest	Houston, TX	—	1,440	5,000	323	1,440	5,323	6,763	(1,811)	1997	Jun-11	40 years
Jester Village	Houston, TX	—	1,380	4,623	113	1,380	4,736	6,116	(673)	1988	Jun-11	40 years
Jones Plaza	Houston, TX	—	2,110	11,450	17	2,110	11,467	13,577	(2,670)	2000	Jun-11	40 years
Jones Square	Houston, TX	—	3,210	10,716	(1)	3,210	10,715	13,925	(2,811)	1999	Jun-11	40 years
Maplewood Mall	Houston, TX	(4,240)	1,790	5,535	239	1,790	5,774	7,564	(1,645)	2004	Jun-11	40 years
Merchants Park	Houston, TX	(19,880)	6,580	32,200	1,572	6,580	33,772	40,352	(5,486)	2009	Jun-11	40 years
Northgate	Houston, TX	(1,507)	740	1,707	(164)	740	1,543	2,283	(309)	1972	Jun-11	40 years
Northshore	Houston, TX	(16,050)	5,970	22,827	1,357	5,970	24,184	30,154	(4,557)	2001	Jun-11	40 years
Northtown Plaza	Houston, TX	(12,056)	4,990	18,209	950	4,990	19,159	24,149	(3,393)	1990	Jun-11	40 years
Northwood	Houston, TX	—	2,730	10,152	505	2,730	10,657	13,387	(2,487)	1972	Jun-11	40 years
Orange Grove	Houston, TX	—	3,670	15,758	471	3,670	16,229	19,899	(4,326)	2005	Jun-11	40 years
Pinemont Shopping Center	Houston, TX	—	1,680	4,652	(72)	1,673	4,587	6,260	(1,972)	1999	Jun-11	40 years
Royal Oaks Village	Houston, TX	(22,630)	4,620	29,536	377	4,620	29,913	34,533	(4,524)	2001	Jun-11	40 years
Tanglewilde	Houston, TX	(4,692)	1,620	7,437	19	1,620	7,456	9,076	(1,467)	1998	Jun-11	40 years
Westheimer Commons	Houston, TX	—	5,160	12,866	3,482	5,160	16,348	21,508	(3,656)	2012	Jun-11	40 years
Crossing at Fry Road	Katy, TX	—	6,030	19,896	261	6,030	20,157	26,187	(4,274)	2005	Jun-11	40 years
Washington Square	Kaufman, TX	(1,434)	880	2,074	153	880	2,227	3,107	(659)	1978	Jun-11	40 years
Jefferson Park	Mount Pleasant, TX	(3,584)	870	5,323	425	870	5,748	6,618	(1,664)	2001	Jun-11	40 years
Winwood Town Center	Odessa, TX	—	2,850	28,257	1,048	2,850	29,305	32,155	(6,342)	2002	Jun-11	40 years
Crossroads Center	Pasadena, TX	(8,191)	4,660	11,153	189	4,660	11,342	16,002	(2,558)	1997	Jun-11	40 years
Spencer Square	Pasadena, TX	(11,920)	5,360	19,464	281	5,360	19,745	25,105	(3,829)	1998	Jun-11	40 years
Pearland Plaza	Pearland, TX	—	3,020	9,076	534	3,020	9,610	12,630	(2,693)	1995	Jun-11	40 years
Market Plaza	Plano, TX	(11,683)	6,380	20,529	282	6,380	20,811	27,191	(3,898)	2002	Jun-11	40 years
Preston Park	Plano, TX	—	7,503	78,592	963	7,503	79,555	87,058	(4,299)	1985	Oct-13	40 years
Northshore Plaza	Portland, TX	—	3,510	8,482	147	3,510	8,629	12,139	(2,546)	2000	Jun-11	40 years
Klein Square	Spring, TX	(5,182)	1,220	7,074	555	1,220	7,629	8,849	(1,226)	1999	Jun-11	40 years
Keegan’s Meadow	Stafford, TX	—	3,300	9,947	718	3,300	10,665	13,965	(2,439)	1999	Jun-11	40 years
Texas City Bay	Texas City, TX	(9,657)	3,780	17,928	495	3,780	18,423	22,203	(5,006)	2005	Jun-11	40 years
Windvale	The Woodlands, TX	(6,914)	3,460	9,479	372	3,460	9,851	13,311	(1,505)	2002	Jun-11	40 years
The Centre at Navarro	Victoria, TX	(3,531)	1,490	7,013	(21)	1,490	6,992	8,482	(1,112)	2005	Jun-11	40 years
Spradlin Farm	Christiansburg, VA	(16,919)	3,860	22,870	532	3,860	23,402	27,262	(4,525)	2000	Jun-11	40 years
Culpeper Town Square	Culpeper, VA	(6,468)	3,200	9,235	609	3,200	9,844	13,044	(2,418)	1999	Jun-11	40 years
Hanover Square	Mechanicsville, VA	—	3,540	16,145	596	3,540	16,741	20,281	(2,919)	1991	Jun-11	40 years
Jefferson Green	Newport News, VA	—	1,430	7,754	822	1,430	8,576	10,006	(1,513)	1988	Jun-11	40 years
Tuckernuck Square	Richmond, VA	—	2,400	10,241	469	2,400	10,710	13,110	(2,097)	1994	Jun-11	40 years
Cave Spring Corners	Roanoke, VA	(9,753)	3,060	11,284	182	3,060	11,466	14,526	(2,775)	2005	Jun-11	40 years
Hunting Hills	Roanoke, VA	—	1,150	7,661	1,870	1,150	9,531	10,681	(1,258)	2014	Jun-11	40 years
Valley Commons	Salem , VA	(2,175)	220	1,468	(295)	220	1,173	1,393	(142)	1988	Jun-11	40 years
Lake Drive Plaza	Vinton, VA	(7,825)	2,330	12,521	345	2,330	12,866	15,196	(2,867)	2008	Jun-11	40 years
Hilltop Plaza	Virginia Beach, VA	—	5,170	21,956	1,870	5,154	23,842	28,996	(3,943)	2010	Jun-11	40 years
Ridgeview Centre	Wise, VA	(6,289)	2,080	9,190	509	2,080	9,699	11,779	(1,362)	2014	Jun-11	40 years
Rutland Plaza	Rutland, VT	(14,004)	2,130	20,924	398	2,130	21,322	23,452	(4,051)	1997	Jun-11	40 years
Fitchburg Ridge Shopping Ctr	Fitchburg, WI	—	1,440	3,731	100	1,440	3,831	5,271	(932)	2003	Jun-11	40 years
Spring Mall	Greenfield, WI	(11,880)	2,540	16,383	(134)	2,540	16,249	18,789	(2,962)	2003	Jun-11	40 years
Mequon Pavilions	Mequon, WI	(23,860)	7,520	29,714	1,597	7,520	31,311	38,831	(4,484)	2014	Jun-11	40 years
Moorland Square Shopping Ctr	New Berlin, WI	—	2,080	9,256	515	2,080	9,771	11,851	(2,168)	1990	Jun-11	40 years
Paradise Pavilion	West Bend, WI	(12,679)	1,510	15,704	229	1,510	15,933	17,443	(3,931)	2000	Jun-11	40 years
Moundsville Plaza	Moundsville, WV	—	1,650	10,245	782	1,650	11,027	12,677	(3,098)	2004	Jun-11	40 years
Grand Central Plaza	Parkersburg, WV	(5,329)	670	5,704	128	670	5,832	6,502	(1,086)	1986	Jun-11	40 years
Various	Various	—	5,970	—	11,250	10,886	6,334	17,220	(883)
		$(3,116,882)	$1,980,358	$8,348,315	$473,576	$2,000,415	$8,801,834	$10,802,249	$(1,549,234)

(1) Year of most recent anchor space repositioning/redevelopment or year built if no anchor space repositioning/redevelopment has occurred.

The aggregate cost for Federal income tax purposes was approximately $11.5 billion at December 31, 2014.

	Year Ending December 31,
	2014	2013	2012
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of period	$10,837,728	$9,894,426	$9,792,453
Acquisitions and improvements	215,934	1,113,069	183,179
Real estate held for sale	—	(6,364)	(32,214)
Impairment of real estate	—	(46,653)	(6,689)
Cost of property sold	(186,427)	(65,976)	(28,397)
Write-off of assets no longer in service	(64,986)	(50,774)	(13,906)
Balance at end of period	$10,802,249	$10,837,728	$9,894,426

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of period	$1,190,170	$796,296	$295,550
Depreciation expense	429,639	443,880	510,488
Property sold	(27,554)	(10,916)	(4,426)
Write-off of assets no longer in service	(43,021)	(39,090)	(5,316)
Balance at end of period	1,549,234	1,190,170	796,296