Form 10-Q
period 2015-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2015-04-27
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of April 1, 2015, Brixmor Property Group Inc. had 298,483,602 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of March 31, 2015, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, approximately 98.1% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the Company’s management collectively owned the remaining 1.9% interest in the Operating Partnership.

The Company believes combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report provides the following benefits:

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

Stockholders’ equity, partners’ capital, and non-controlling interests are the primary areas of difference between the unaudited condensed consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital includes OP Units owned by the Parent Company through BPG Sub and the General Partner as well as OP Units owned by certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the our management. OP Units owned by third parties are accounted for in partners’ capital in the Operating Partnership’s financial statements and outside of stockholders’ equity in non-controlling interests in the Parent Company’s financial statements.

In order to highlight the differences between the Parent Company and the Operating Partnership, there are sections in this report that separately discuss the Parent Company and the Operating Partnership, including separate financial statements (but combined footnotes), separate controls and procedures sections, separate certification of periodic report under Section 302 of the Sarbanes-Oxley Act of 2002 and separate certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the sections that combine disclosure for the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2014, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors include (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) the attractiveness of properties in our Portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; (5) in the case of percentage rents, our tenants’ sales volumes; (6) competition from other available properties; (7) changes in market rental rates; and (8) changes in the regional demographics of our properties. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2015	December 31, 2014
Assets
Real estate
Land	$1,998,924	$2,000,415
Buildings and improvements	8,804,004	8,801,834
	10,802,928	10,802,249
Accumulated depreciation and amortization	(1,628,329)	(1,549,234)
Real estate, net	9,174,599	9,253,015

Investments in and advances to unconsolidated joint ventures	5,056	5,072
Cash and cash equivalents	68,184	60,595
Restricted cash	61,687	53,164
Marketable securities	20,028	20,315
Receivables, net	178,801	182,424
Deferred charges and prepaid expenses, net	117,972	114,758
Other assets	12,852	13,059
Total assets	$9,639,179	$9,702,402

Liabilities
Debt obligations, net	$6,059,258	$6,042,997
Accounts payable, accrued expenses and other liabilities	627,203	679,102
Total liabilities	6,686,461	6,722,099

Commitments and contingencies (Note 11)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 298,483,602 and 296,552,142 shares outstanding	2,985	2,966
Additional paid in capital	3,255,023	3,223,941
Accumulated other comprehensive loss	(6,838)	(4,435)
Distributions and accumulated losses	(355,872)	(318,762)
Total stockholders’ equity	2,895,298	2,903,710
Non-controlling interests	57,420	76,593
Total equity	2,952,718	2,980,303
Total liabilities and equity	$9,639,179	$9,702,402
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2015	2014
Revenues
Rental income	$243,570	$237,168
Expense reimbursements	69,754	68,594
Other revenues	1,969	1,813
Total revenues	315,293	307,575

Operating expenses
Operating costs	35,160	34,875
Real estate taxes	44,189	44,434
Depreciation and amortization	108,544	113,220
Provision for doubtful accounts	2,495	2,888
Impairment of real estate assets	807	—
General and administrative	30,715	19,658
Total operating expenses	221,910	215,075

Other income (expense)
Dividends and interest	94	108
Interest expense	(62,564)	(67,966)
Gain on sale of real estate assets	—	378
Gain (loss) on extinguishment of debt, net	292	(2,276)
Other	(184)	(2,156)
Total other expense	(62,362)	(71,912)

Income before equity in income of unconsolidated joint ventures	31,021	20,588
Equity in income of unconsolidated joint ventures	115	65
Gain on disposition of investments in unconsolidated joint ventures	—	1,820
Income from continuing operations	31,136	22,473

Discontinued operations
Income from discontinued operations	—	4,841
Gain on disposition of operating properties	—	14,426
Income from discontinued operations	—	19,267

Net income	31,136	41,740

Net income attributable to non-controlling interests	(713)	(26,339)

Net income attributable to common stockholders	$30,423	$15,401
Per common share:
Income from continuing operations:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
Net income attributable to common stockholders:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
Weighted average shares:
Basic	296,189	228,113
Diluted	297,715	229,365
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2015	2014
Net income	$31,136	$41,740
Other comprehensive income (loss)
Unrealized loss on interest rate hedges	(4,901)	(2,266)
Amortization of interest rate swaps to interest expense	2,464	2,464
Unrealized gain on marketable securities	34	6
Total other comprehensive income (loss)	(2,403)	204
Comprehensive income	28,733	41,944
Comprehensive income attributable to non-controlling interests	(713)	(26,339)
Comprehensive income attributable to the Company	$28,020	$15,605
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions and Accumulated Losses	Non-controlling Interests	Total
Beginning balance, January 1, 2015	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303
Common stock dividends ($0.225 per common share)	—	—	—	—	(67,533)	(1,328)	(68,861)
Equity based compensation expense	—	—	12,654	—	—	297	12,951
Issuance of common stock and OP Units	29	—	(743)	—	—	765	22
Other comprehensive loss	—	—	—	(2,403)	—	—	(2,403)
Conversion of Operating Partnership units and BPG Sub shares into common stock	1,903	19	19,601	—	—	(19,620)	—
Shared-based awards retained for taxes	—	—	(430)	—	—	—	(430)
Net income	—	—	—	—	30,423	713	31,136
Ending balance, March 31, 2015	298,484	$2,985	$3,255,023	$(6,838)	$(355,872)	$57,420	$2,952,718
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$31,136	$41,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,544	113,699
Debt premium and discount amortization	(5,048)	(5,467)
Deferred financing cost amortization	2,048	2,522
Above- and below-market lease intangible amortization	(13,530)	(11,580)
Provisions of impairment	807	—
Gain on disposition of operating properties, disposition of investments in unconsolidated joint ventures and acquisition of joint venture interest	—	(16,624)
Equity based compensation	12,951	2,117
Other	49	(53)
Gain on extinguishment of debt, net	(297)	(3,831)
Changes in operating assets and liabilities:
Restricted cash	(6,845)	8,055
Receivables	3,675	9,327
Deferred charges and prepaid expenses	(2,608)	(4,598)
Other assets	(268)	69
Accounts payable, accrued expenses and other liabilities	(17,677)	(48,800)
Net cash provided by operating activities	112,937	86,576

Investing activities:
Improvements to and investments in real estate assets	(40,411)	(40,475)
Proceeds from sales of real estate assets	9,918	2,778
Distributions from unconsolidated joint venture	—	132
Change in restricted cash attributable to investing activities	(1,678)	1,096
Purchase of marketable securities	(4,200)	(8,156)
Proceeds from sale of marketable securities	4,499	4,851
Net cash used in investing activities	(31,872)	(39,774)

Financing activities:
Repayment of debt obligations and financing liabilities	(158,568)	(698,011)
Repayment of borrowings under unsecured revolving credit facility	(682,475)	(637,047)
Proceeds from borrowings under unsecured revolving credit facility	163,000	689,874
Proceeds from unsecured term loan and notes	695,156	600,000
Deferred financing costs	(1,899)	(2,953)
Distributions to common stockholders	(67,079)	(29,170)
Distributions to non-controlling interests and other	(21,611)	(27,714)
Net cash used in financing activities	(73,476)	(105,021)

Change in cash and cash equivalents	7,589	(58,219)
Cash and cash equivalents at beginning of period	60,595	113,915
Cash and cash equivalents at end of period	$68,184	$55,696

Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	$—	$178,969
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2015	December 31, 2014
Assets
Real estate
Land	$1,998,924	$2,000,415
Buildings and improvements	8,804,004	8,801,834
	10,802,928	10,802,249
Accumulated depreciation and amortization	(1,628,329)	(1,549,234)
Real estate, net	9,174,599	9,253,015

Investments in and advances to unconsolidated joint ventures	5,056	5,072
Cash and cash equivalents	68,147	60,450
Restricted cash	61,687	53,164
Marketable securities	19,818	20,113
Receivables, net	178,801	182,424
Deferred charges and prepaid expenses, net	117,972	114,758
Other assets	12,852	13,059
Total assets	$9,638,932	$9,702,055

Liabilities
Debt obligations, net	$6,059,258	$6,042,997
Accounts payable, accrued expenses and other liabilities	627,208	679,102
Total liabilities	6,686,466	6,722,099

Commitments and contingencies (Note 11)

Capital
Partnership common units: 304,304,887 and 304,246,750 units outstanding	2,959,297	2,984,381
Accumulated other comprehensive loss	(6,831)	(4,425)
Total capital	2,952,466	2,979,956
Total liabilities and capital	$9,638,932	$9,702,055
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit data)
	Three Months Ended March 31,
	2015	2014
Revenues
Rental income	$243,570	$237,168
Expense reimbursements	69,754	68,594
Other revenues	1,969	1,813
Total revenues	315,293	307,575

Operating expenses
Operating costs	35,160	34,875
Real estate taxes	44,189	44,434
Depreciation and amortization	108,544	113,220
Provision for doubtful accounts	2,495	2,888
Impairment of real estate assets	807	—
General and administrative	30,715	19,658
Total operating expenses	221,910	215,075

Other income (expense)
Dividends and interest	94	108
Interest expense	(62,564)	(67,966)
Gain on sale of real estate assets	—	378
Gain (loss) on extinguishment of debt, net	292	(2,276)
Other	(184)	(2,156)
Total other expense	(62,362)	(71,912)

Income before equity in income of unconsolidated joint ventures	31,021	20,588
Equity in income of unconsolidated joint ventures	115	65
Gain on disposition of investments in unconsolidated joint ventures	—	1,820
Income from continuing operations	31,136	22,473

Discontinued operations
Income from discontinued operations	—	4,841
Gain on disposition of operating properties	—	14,426
Income from discontinued operations	—	19,267

Net income	31,136	41,740

Net income attributable to non-controlling interests	—	(322)

Net income attributable to Brixmor Operating Partnership LP	$31,136	$41,418
Net income attributable to:
Series A interest	$—	$21,015
Partnership common units	31,136	20,403
Net income attributable to Brixmor Operating Partnership LP	$31,136	$41,418
Per common unit:
Income from continuing operations:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
Net income attributable to partnership common units:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
Weighted average number of partnership common units:
Basic	303,131	302,149
Diluted	304,657	303,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2015	2014
Net income	$31,136	$41,740
Other comprehensive income (loss)
Unrealized loss on interest rate hedges	(4,901)	(2,266)
Amortization of interest rate swaps to interest expense	2,464	2,464
Unrealized gain on marketable securities	31	4
Total other comprehensive income (loss)	(2,406)	202
Comprehensive income	28,730	41,942
Comprehensive income attributable to non-controlling interests	—	(322)
Comprehensive income attributable to Brixmor Operating Partnership LP	$28,730	$41,620
Comprehensive income attributable to:
Series A interest	$—	$21,404
Partnership common units	28,730	20,216
Comprehensive income attributable to Brixmor Operating Partnership LP	$28,730	$41,620
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Loss	Total
Beginning balance, January 1, 2015	$2,984,381	$(4,425)	$2,979,956
Distributions to partners	(68,763)	—	(68,763)
Equity based compensation expense	12,951	—	12,951
Other comprehensive loss	—	(2,406)	(2,406)
Issuance of OP Units	22	—	22
Share-based awards retained for taxes	(430)	—	(430)
Net income	31,136	—	31,136
Ending balance, March 31, 2015	$2,959,297	$(6,831)	$2,952,466
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$31,136	$41,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,544	113,699
Debt premium and discount amortization	(5,048)	(5,467)
Deferred financing cost amortization	2,048	2,522
Above- and below-market lease intangible amortization	(13,530)	(11,580)
Provisions of impairment	807	—
Gain on disposition of operating properties, disposition of investments in unconsolidated joint ventures and acquisition of joint venture interest	—	(16,624)
Equity based compensation	12,951	2,117
Other	49	(53)
Gain on extinguishment of debt, net	(297)	(3,831)
Changes in operating assets and liabilities:
Restricted cash	(6,845)	8,055
Receivables	3,675	9,327
Deferred charges and prepaid expenses	(2,608)	(4,598)
Other assets	(268)	69
Accounts payable, accrued expenses and other liabilities	(17,670)	(48,753)
Net cash provided by operating activities	112,944	86,623

Investing activities:
Improvements to and investments in real estate assets	(40,411)	(40,475)
Proceeds from sales of real estate assets	9,918	2,778
Distributions from unconsolidated joint venture	—	132
Change in restricted cash attributable to investing activities	(1,675)	1,096
Purchase of marketable securities	(4,200)	(8,153)
Proceeds from sale of marketable securities	4,499	4,851
Net cash used in investing activities	(31,869)	(39,771)

Financing activities:
Repayment of debt obligations and financing liabilities	(158,568)	(698,011)
Repayment of borrowings under unsecured revolving credit facility	(682,475)	(637,047)
Proceeds from borrowings under unsecured revolving credit facility	163,000	689,874
Proceeds from unsecured term loan and notes	695,156	600,000
Deferred financing costs	(1,899)	(2,953)
Partner distributions	(68,722)	(56,169)
Distributions to non-controlling interests and other	(19,870)	(323)
Net cash used in financing activities	(73,378)	(104,629)

Change in cash and cash equivalents	7,697	(57,777)
Cash and cash equivalents at beginning of period	60,450	113,006
Cash and cash equivalents at end of period	$68,147	$55,229

Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	$—	$178,969
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2015, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 98.1% of the outstanding partnership common units of interest in the Operating Partnership (“OP Units”). Certain investments funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) and certain members of the Parent Company’s current and former management collectively owned the remaining 1.9% of the outstanding OP Units. Holders of OP Units (other than the Parent Company, BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of the Parent Company’s common stock or, at the Parent Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by the Parent Company is equivalent to the number of outstanding shares of the Parent Company’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of the Parent Company’s common stockholders.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2015 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 and accompanying notes included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2015.

Certain prior period balances in the accompanying unaudited Condensed Consolidated Statements of Operations have been reclassified to conform to the current period presentation including for the results of discontinued operations.

Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Parent Company, the Operating Partnership, each of their wholly owned subsidiaries and all other entities in which they have a controlling financial interest. The portions of consolidated entities not owned by the Parent Company and the Operating Partnership are presented as non-controlling interests as of and during the periods presented. All intercompany transactions have been eliminated.

Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2015 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2015 through the date the financial statements were issued.

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

The Parent Company does not have any taxable REIT subsidiaries, but may in the future elect to treat newly formed subsidiaries as taxable REIT subsidiaries which would be subject to income tax. Taxable REIT subsidiaries may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to United States federal and state income tax at regular corporate tax rates.

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying unaudited Condensed Consolidated Financial Statements. The Operating Partnership, however, may be subject to certain state and local income taxes or franchise taxes.

The Company has analyzed the tax position taken on income tax returns for the open 2012 through 2014 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2015 and December 31, 2014.

New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU No. 2014-09 will have on the unaudited Condensed Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2.    Disposals, Discontinued Operations and Assets Held for Sale
During the three months ended March 31, 2015, the Company disposed of one shopping center for proceeds of $9.9 million resulting in a $0.8 million impairment. The Company had no properties held for sale as of March 31, 2015. For purposes of measuring this provision, fair value was determined based upon contracts with buyers, adjusted to reflect associated disposition costs.

As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, there were no discontinued operations for the three months ended March 31, 2015 as none of the current year sales represented a strategic shift in the Company’s business that would qualify as discontinued

operations. The following table provides a summary of revenues and expenses from properties included in discontinued operations during the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Discontinued operations:
Revenues	$386
Operating expenses	(1,354)
Other income (expense), net	5,809
Income from discontinued operating properties	4,841
Gain on disposition of operating properties	14,426
Income from discontinued operations	$19,267

Discontinued operations includes the results of 34 shopping centers disposed of during the year ended December 31, 2014.

3.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2015	December 31, 2014
Land	$1,998,924	$2,000,415
Buildings and improvements:
Building	7,331,215	7,332,073
Building and tenant improvements	571,986	552,351
Other rental property (1)	900,803	917,410
	10,802,928	10,802,249
Accumulated depreciation and amortization (1)	(1,628,329)	(1,549,234)
Total	$9,174,599	$9,253,015

(1)
At March 31, 2015 and December 31, 2014, Other rental property consisted of intangible assets including: (i) $818.2 million and $833.3 million, respectively, of in-place lease value, (ii) $82.6 million and $84.1 million, respectively, of above-market leases, and (iii) $562.4 million and $550.4 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at March 31, 2015 and December 31, 2014, the Company had intangible liabilities relating to below-market leases of $519.6 million and $528.7 million, respectively, and accumulated amortization of $210.6 million and $202.7 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets, are amortized over the term of each related lease, including any renewal periods, with fixed rentals that are considered to be below market.

Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the three months ended March 31, 2015 and 2014 was $11.6 million and $21.7 million, respectively. The estimated net amortization expense associated with the Company’s intangible assets and liabilities for the next five years is as follows:

Year Ended December 31,	Estimated net amortization expense
2015 (remaining nine months)	$31,562
2016	22,451
2017	10,518
2018	4,475
2019	2,408

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

4.    Financial Instruments - Derivatives and Hedging
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to changes in benchmark interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three months ended March 31, 2015 and 2014, the Company did not enter into any new interest rate swap agreements.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2015 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of March 31, 2015 and December 31, 2014, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2015	December 31, 2014
Gross derivative assets	$—	$—
Gross derivative liabilities	(6,860)	(4,423)
Net derivative liability	$(6,860)	$(4,423)

All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The Company estimates that approximately $7.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2015 and 2014.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2015 and December 31, 2014, the Company did not have any material non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $7.8 million.

5.    Debt Obligations
As of March 31, 2015 and December 31, 2014, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2015	December 31, 2014	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$3,058,313	$3,116,882	5.05% - 8.00%	2015 – 2021
Variable rate mortgage and secured loans	—	—	N/A	N/A
Total mortgage and secured loans	3,058,313	3,116,882
Net unamortized premium	60,024	66,340
Total mortgage and secured loans, net	$3,118,337	$3,183,222

Notes payables
Unsecured notes(3)	$843,453	$243,453	3.85% - 7.97%	2015 - 2029
Net unamortized discount	(2,532)	(3,153)
Total notes payable, net	$840,921	$240,300

Unsecured Credit Facility(4)	$1,500,000	$2,019,475	1.69%	2017 – 2018

Unsecured Term Loan	600,000	600,000	1.59%	2019

Total debt obligations, net	$6,059,258	$6,042,997

(1)
The Company’s mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of March 31, 2015 of approximately $4.3 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.97% as of March 31, 2015.

(3)	The weighted average interest rate on the Company’s unsecured notes was 4.13% as of March 31, 2015.

(4)
The Unsecured Credit Facility (as defined below) consists of a $1.25 billion revolving credit facility and a $1.5 billion term loan facility. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on the $1.5 billion term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 150 basis points. In February 2015, the Unsecured Credit Facility was amended to terminate the guarantees and release and discharge the Parent Guarantors from their respective obligations under the guarantees.

2015 Debt Transactions
In January 2015, the Operating Partnership issued $700.0 million aggregate principal amount of 3.850% Senior Notes due 2025 (the “2025 Notes”), the proceeds of which were used to repay outstanding borrowings under its $1.25 billion unsecured revolving credit facility that had been used to repay indebtedness and financial liabilities over the course of 2014.   The 2025 Notes bear interest at a rate of 3.850% per annum, payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2015. The 2025 Notes will mature on February 1, 2025. The 2025 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2025 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture.  If the 2025 Notes are redeemed on or after November 1, 2024 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2025 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

In addition, during the three months ended March 31, 2015, the Company repaid $51.5 million of mortgages and secured loans and $100.0 million of unsecured notes, resulting in a $0.3 million net gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

Pursuant to the terms of an unsecured $600.0 million term loan (the “Term Loan”), a $2.75 billion senior unsecured credit facility (the “Unsecured Credit Facility”) and the 2025 Notes, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of March 31, 2015 and December 31, 2014, the Company had accrued interest of $24.6 million and $20.4 million outstanding, respectively. As of March 31, 2015, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2015 (remaining nine months)	$494,388
2016	1,257,862
2017	349,659
2018	1,519,476
2019	620,126
Thereafter	1,760,255
Total debt maturities	6,001,766
Net unamortized premiums on mortgages	60,024
Net unamortized discount on notes	(2,532)
Total debt obligations	$6,059,258

6.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2015		December 31, 2014
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$3,118,337	$3,298,590	$3,183,222	$3,337,250
Notes payable	840,921	847,001	240,300	252,441
Unsecured credit facility and term loan	2,100,000	2,100,000	2,619,475	2,619,475
Total debt obligations	$6,059,258	$6,245,591	$6,042,997	$6,209,166

The valuation methodology used to estimate the fair value of the Company’s fixed and variable-rate indebtedness is based on discounted cash flows, with assumptions that include credit spreads, loan amounts and debt maturities. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

At March 31, 2015 and December 31, 2014, the fair values of the Company’s marketable securities, valued based on quoted market prices, were classified within Level 1 of the fair value hierarchy. At March 31, 2015 and December 31, 2014, the fair values of the Company’s mortgage and secured loans and notes payable, valued based on discounted cash flow or other similar methodologies were classified within Level 3 of the fair value hierarchy.

7. Equity
Common Shares
During the three months ended March 31, 2015 and 2014, the Company declared common stock dividends of $0.225 per share and $0.200 per share, respectively.

Non-Controlling Interests
The non-controlling interests presented in these unaudited Condensed Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

Certain investments funds affiliated with The Blackstone Group L.P. and certain members of the Company’s management collectively owned 1.92% and 2.54% of the Operating Partnership’s outstanding vested partnership common units as of March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015, 1.9 million OP Units were converted to an equal number of the Company’s common shares.

8. Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provided them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by the Partnerships, in the form of Class B Units in each of the Partnerships. The awards were granted with service, performance and market conditions. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the “RSAs”). The RSAs are subject to the same vesting terms as those applicable to the exchanged Class B Units. During the three months ended March 31, 2015, the achievement of the performance condition became probable and the Company recognized $9.9 million of equity based compensation expense as a component of General and administrative expense in the Consolidated Statements of Operations.

In connection with the IPO, the Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and restricted stock units, OP Units in the Operating Partnership, performance awards and other stock-based awards.

During the three months ended March 31, 2015 and year ended December 31, 2014, the Company granted restricted stock units (“RSUs”) in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.6 million and 0.6 million for the three months ended March 31, 2015 and year ended December 31, 2014, respectively, with service periods ranging from one to five years.

The Company recognized $12.9 million and $2.1 million of equity based compensation expense for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had $19.2 million of total unrecognized compensation cost related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.6 years.

9.     Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to the Company’s common stockholders, including participating securities, by the weighted average number of shares outstanding for the period. Certain restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have rights to receive non-forfeitable dividends. Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common stockholders. Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2015 and 2014:

	Three Month Ended March 31,
	2015	2014
Computation of Basic Earnings Per Share:
Income from continuing operations	$31,136	$22,473
Income attributable to non-controlling interests	(713)	(7,126)
Non-forfeitable dividends on unvested restricted shares	(4)	(416)
Income from continuing operations attributable to common stockholders	30,419	14,931
Income from discontinued operations, net of non-controlling interests	—	54
Net income attributable to the Company’s common stockholders for basic earnings per share	$30,419	$14,985

Weighted average number shares outstanding - basic	296,189	228,113

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Income from continuing operations	$0.10	$0.07
Income from discontinued operations	—	—
Net income	$0.10	$0.07

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common stockholders	$30,419	$14,931
Income from discontinued operations, net of nonconvertible non-controlling interests	—	54
Net income attributable to the Company’s common stockholders for diluted earnings per share	$30,419	$14,985

Weighted average shares outstanding - basic	296,189	228,113
Effect of dilutive securities:
Equity awards	1,526	1,252
Weighted average shares outstanding - diluted	297,715	229,365

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Income from continuing operations	$0.10	$0.07
Income from discontinued operations	—	—
Net income	$0.10	$0.07

10.     Earnings per Unit
Basic earnings per unit is calculated by dividing net income attributable to the Operating Partnership’s common units, including participating securities, by the weighted average number of partnership common units outstanding for the period. Certain restricted units issued pursuant to the Company’s share-based compensation program are considered participating securities. Unvested restricted units are not allocated net losses, as such amounts are allocated entirely to the partnership common units.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Computation of Basic Earnings Per Unit:
Income from continuing operations	$31,136	$22,473
Income attributable to non-controlling interests	—	(2,142)
Non-forfeitable dividends on unvested restricted shares	(4)	(416)
Income from continuing operations attributable to partnership common units	31,132	19,915
Income from discontinued operations, net of Series A interest	—	72
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$31,132	$19,987

Weighted average number of common units outstanding - basic	303,131	302,149

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income from continuing operations	$0.10	$0.07
Income from discontinued operations	—	—
Net Income	$0.10	$0.07

Computation of Diluted Earnings Per Unit:
Income from continuing operations attributable to partnership common units	$31,132	$19,915
Income from discontinued operations, net of Series A interest	—	19
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$31,132	$19,934

Weighted average common units outstanding - basic	303,131	302,149
Effect of dilutive securities:
Equity awards	1,526	1,252
Weighted average common units outstanding - diluted	304,657	303,401

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income from continuing operations	$0.10	$0.07
Income from discontinued operations	—	—
Net Income	$0.10	$0.07

11.    Commitments and Contingencies
Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the three months ended March 31, 2015 and 2014, the Company recognized rent expense associated with these leases of $2.5 million and $2.4 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2015 (remaining nine months)	$5,459
2016	6,986
2017	6,881
2018	6,497
2019	6,352
Thereafter	92,764
Total minimum annual rental commitments	$124,939

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

12.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into customary agreements with its affiliates and unconsolidated joint ventures in relation to the leasing and management of its and/or its related parties’ real estate assets.

As of March 31, 2015 and December 31, 2014, receivables from related parties were $3.8 million and $4.2 million, respectively, which are included in Receivables, net in the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, there were no material payables to related parties.

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

Executive Summary
Our Company
We operate the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our high quality nation portfolio is diversified by geography, tenancy and retail format, and our shopping centers are primarily anchored by market-leading grocers. The Parent Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and has maintained such requirements for our taxable year ended December 31, 2014, and expect to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to the Parent Company’s stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large, high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful NOI growth from this portfolio. We expect that the major drivers of this growth will be a combination of occupancy increases across both our anchor and small shop space, positive rent spreads from below-market in-place rents and significant near-term lease rollover, annual contractual rent increases across the portfolio and the realization of embedded anchor space repositioning / redevelopment opportunities.
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

•
Experienced Management - Senior members of our management team are experienced real estate operators with deep industry expertise and retailer relationships and have an average of 24 years of experience in the real estate industry and an average tenure of 15 years with the Company.

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

The amount of rental income and expense reimbursements we receive is primarily dependent on our ability to maintain or increase rental rates and on our ability to lease available space, including renewing expiring leases. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) the attractiveness of properties in our Portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; (5) in the case of percentage rents, our tenants’ sales volumes; (6) competition from other available properties; (7) changes in market rental rates; and (8) changes in the regional demographics of our properties.

Our operating costs include property-related costs, including repairs and maintenance, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security, ground rent expense related to ground lease payments for which we are the lessee and various other property related costs. Increases in our operating expenses, to the extent they are not offset by revenue increases, impact our overall performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Portfolio and Financial Highlights

•	As of March 31, 2015, we owned interests in 520 shopping centers (the “Portfolio”), including 519 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•	Billed occupancy for the Portfolio was 90.3% and 90.5% as of March 31, 2015 and 2014, respectively. Leased occupancy for the Portfolio was 92.4% and 92.3% at March 31, 2015 and 2014, respectively.

•
During the three months ended March 31, 2015, we executed 485 leases in our Portfolio totaling 2.8 million square feet of GLA, including 169 new leases totaling 0.8 million square feet of GLA and 316 renewals totaling 2.0 million square feet of GLA. The average annualized cash base rent (“ABR”) under the new leases increased 39.4% from the prior tenant’s ABR and increased 13.7% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $15.45 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $13.67. The cost per square foot for tenant improvements and leasing commissions for new leases was $17.40 and $2.42, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.66 and $0.02, respectively.

•
During the three months ended March 31, 2014, we executed 525 leases in our Portfolio totaling 2.9 million square feet of GLA, including 202 new leases totaling 0.7 million square feet of GLA and 323 renewals totaling 2.2 million square feet of GLA. The ABR under the new leases increased 21.0% from the prior tenant’s ABR and increased 11.3% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $15.18 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $12.96. The cost per square foot for tenant improvements and leasing commissions for new leases was $21.05 and $2.83, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $1.14 and $0.04, respectively.

Disposition Activity

•	During the three months ended March 31, 2015, we disposed of one shopping center for net proceeds of $9.9 million.

Results of Operations
The results of operations discussion is combined for the Parent Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Revenues (in thousands)

	Three Months Ended March 31,
	2015	2014	$ Change
Revenues
Rental income	$243,570	$237,168	$6,402
Expense reimbursements	69,754	68,594	1,160
Other revenues	1,969	1,813	156
Total revenues	$315,293	$307,575	$7,718

Rental income
The increase in rental income for the three months ended March 31, 2015 of $6.4 million, as compared to the corresponding period in 2014, was primarily due to a $4.7 million increase in ABR driven primarily by an increase in leasing spreads of 13.7% for both new and renewal leases.

Expense reimbursements
The increase in expense reimbursements for the three months ended March 31, 2015 of $1.2 million, as compared to the corresponding period in 2014, was primarily due to an increase in the recovery percentage for our properties to 87.9% for 2015, as compared to 86.5% for the same period in 2014. The increased percentage of recoveries from tenants is primarily attributable to increased recovery from year-end billings.

Other revenues
Other revenues remained approximately the same for the three months ended March 31, 2015 as compared to the corresponding period in 2014.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2015	2014	$ Change
Operating expenses
Operating costs	$35,160	$34,875	$285
Real estate taxes	44,189	44,434	(245)
Depreciation and amortization	108,544	113,220	(4,676)
Provision for doubtful accounts	2,495	2,888	(393)
Impairment of real estate assets	807	—	807
General and administrative	30,715	19,658	11,057
Total operating expenses	$221,910	$215,075	$6,835

Operating costs
The increase in operating costs for the three months ended March 31, 2015 of $0.3 million, as compared to the corresponding period in 2014, was primarily due to increased snow removal costs, partially offset by decreased maintenance and repair costs.

Real estate taxes
Real estate taxes remained approximately the same for the three months ended March 31, 2015 as compared to the corresponding period in 2014.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended March 31, 2015 of $4.7 million, as compared to the corresponding period in 2014, was primarily due to a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The decrease in provisions for doubtful accounts for the three months ended March 31, 2015 of $0.4 million, as compared to the corresponding period in 2014, was primarily due to a decrease in tenant receivables.

Impairment of real estate assets
During the three months ended March 31, 2015, we disposed of one shopping center resulting in an impairment of $0.8 million.

General and administrative
The increase in general and administrative costs for the three months ended March 31, 2015 of $11.1 million, as compared to the corresponding period in 2014, was primarily due to a $10.8 million increase in equity based compensation expense.  This increase is a result of a performance condition associated with the vesting of shares becoming probable resulting in a charge of $9.9 million.

During the three months ended March 31, 2015 and 2014, we capitalized personnel costs of $1.6 million and $1.4 million respectively, to building and improvements for anchor space repositioning and redevelopment projects and $3.8 million and $3.7 million, respectively, to deferred charges and prepaid expenses, net for deferred leasing costs.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2015	2014	$ Change
Other income (expense)
Dividends and interest	$94	$108	$(14)
Interest expense	(62,564)	(67,966)	5,402
Gain on sale of real estate assets and acquisition of joint venture interest	—	378	(378)
Gain (loss) on extinguishment of debt, net	292	(2,276)	2,568
Other	(184)	(2,156)	1,972
Total other income (expense)	$(62,362)	$(71,912)	$9,550

Dividends and interest
Dividends and interest remained approximately the same for the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Interest expense
The decrease in interest expense for the three months ended March 31, 2015 of $5.4 million, as compared to the corresponding period in 2014, was primarily due to the 2014 repayment of $1.0 billion of debt with a weighted-average interest rate of 5.59%, and the 2015 repayment of $151.5 million of debt with a weighted-average interest rate of 5.25%, which decreased interest expense by $10.9 million, partially offset by an increase of $5.8 million of interest expense on our Term Loan and the 2025 Notes. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility, Term Loan and the issuance of the 2025 Notes which had a weighted average interest rate of 2.56% as of March 31, 2015.

Gain on sale of real estate assets and acquisition of joint venture interest
During the three months ended March 31, 2014, we disposed of one building for net proceeds of $2.8 million resulting in a gain of $0.4 million.

Gain (loss) on extinguishment of debt, net
During the three months ended March 31, 2015, we repaid $51.5 million of mortgages and secured loans and $100.0 million of unsecured notes, resulting in a $0.3 million net gain on extinguishment of debt. During the three months ended March 31, 2014, we repaid $569.6 million of mortgages and repaid $60.0 million of unsecured notes resulting in a $2.3 million loss on extinguishment of debt.

Other
The decrease in other for the three months ended March 31, 2015 of $2.0 million, as compared to the corresponding period in 2014, was primary due to a $1.4 million expense in 2014 related to a litigation settlement.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three Months Ended March 31,
	2015	2014	$ Change
Equity in income of unconsolidated joint ventures	$115	$65	$50
Gain on disposition of investments in unconsolidated joint ventures	$—	$1,820	$(1,820)

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained approximately the same for the three months ended March 31, 2015 as compared to the corresponding period in 2014.

Gain on disposition of investments in unconsolidated joint ventures
During the three months ended March 31, 2014 we disposed of our interests in three unconsolidated joint ventures resulting in a gain on disposition of $1.8 million.

Discontinued Operations (in thousands)

	Three Months Ended March 31,
	2015	2014	$ Change
Discontinued operations
Income from discontinued operations	$—	$4,841	$(4,841)
Gain on disposition of operating properties	—	14,426	(14,426)
Income from discontinued operations	$—	$19,267	$(19,267)

Discontinued Operations
As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, there were no disposals classified as discontinued operations for the three months ended March 31, 2015.

Results from discontinued operations for the three months end March 31, 2014 include the results of 34 shopping centers disposed of during the year ended December 31, 2014.

Liquidity and Capital Resources
We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain the Parent Company’s qualification as a REIT and other capital obligations associated with conducting our business.

Our primary expected sources and uses and capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt; and

•	asset sales.
Uses
Short term:

•	leasing costs and tenant improvements allowances;

•	active anchor space repositioning/redevelopments;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	dividend/distribution payments.
Long term:

•	major active redevelopments, renovation or expansion programs at individual properties;

•	acquisitions; and

•	debt maturities.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2015	2014
Cash flows provided by operating activities	$112,937	$86,576
Cash flows used in investing activities	$(31,872)	$(39,774)
Cash flows used in financing activities	$(73,476)	$(105,021)

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2015	2014
Cash flows provided by operating activities	$112,944	$86,623
Cash flows used in investing activities	$(31,869)	$(39,771)
Cash flows used in financing activities	$(73,378)	$(104,629)

Operating Activities
Cash and cash equivalents for the Parent Company were $68.2 million and $55.7 million as of March 31, 2015 and March 31, 2014, respectively. Cash and cash equivalents for the Operating Partnership were $68.1 million and $55.2 million as of March 31, 2015 and March 31, 2014, respectively.

Our net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and tenant expense reimbursements  and cash outflows for property operating expenses, real estate taxes, general and administrative expenses and interest payments.

For the three months ended March 31, 2015, the Company’s net cash flow provided by operating activities increased $26.4 million as compared to the corresponding period in 2014. The increase is primarily due to (i) an increase in Same Property NOI, (ii) a decrease in interest expense due to a decrease in the weighted average interest rate on outstanding indebtedness, and (iii) an increase working capital due to an increase in accounts payable accrued expenses and other liabilities due to timing of payments, partially offset by a reduction in cash flows from receivables and restricted cash.

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

For the three months ended March 31, 2015, the Company’s net cash flow used in investing activities decreased $7.9 million as compared to the corresponding period in 2014. The decrease was primarily due to (i) a $7.1 million increase in proceeds from sales of real estate assets and (ii) a $3.6 million increase in proceeds from marketable securities net of purchases, partially offset by (iii) a $2.8 million reduction in restricted cash attributable to investing activities.

Improvements to and investments in real estate assets
During the three months ended March 31, 2015 and 2014, the Company expended $40.4 million and $40.5 million, respectively, on improvements to and investments in real estate assets.

Recurring capital expenditures are costs to maintain properties and their common areas including new roofs and paving of parking lots. Recurring capital expenditures per square foot for the three months ended March 31, 2015 and 2014, were $0.03 and $0.01, respectively.

In addition to recurring capital expenditures, we evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning / redevelopment opportunities. These efforts are tenant-driven and focus on renovating, re-tenanting and repositioning assets and generally present higher risk-adjusted returns than new developments. Such initiatives are focused on upgrading our centers with strong, best-in-class anchors and transforming such properties’ overall merchandise mix and tenant quality.  Potential new projects include value-creation opportunities that have been previously identified within the Portfolio, as well as new opportunities created by the lack of meaningful community and neighborhood shopping center development in the United States. We may occasionally seek to acquire non-owned anchor spaces and land parcels at or adjacent to our shopping centers in order to facilitate redevelopment projects. In addition, as we own a vast majority of our anchor spaces greater than 35,000 sq. ft., we have important operational control over the positioning of our shopping centers in the event an anchor ceases to operate and flexibility in working with new and existing anchor tenants as they seek to expand or reposition their stores. Currently, our anchor space repositioning/redevelopments in our Portfolio relate to 32 projects for which we anticipate incurring approximately $106.6 million in improvements, of which $66.8 million had not yet been incurred as of March 31, 2015.

Acquisitions of and proceeds from sales of real estate assets
Although we expect that the major drivers of our growth will come from our existing Portfolio, we will continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist. We may also dispose of properties when we feel growth has been maximized. During the three months ended March 31, 2015, we did not acquire any properties and we disposed of one property.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness and prevailing market conditions associated with each source of capital.

For the three months ended March 31, 2015, the Parent Company’s net cash used in financing activities decreased $31.5 million as compared to the corresponding period in 2014. The decrease was due to (i) an increase of $62.3 million in proceeds from borrowings net of debt obligation repayments and (ii) a decrease of $6.1 million in distributions to non-controlling interests, partially offset by (iii) an increase of $37.9 million in distributions to common stockholders.

For the three months ended March 31, 2015, the Operating Partnership’s net cash used in financing activities decreased $31.3 million as compared to the corresponding period in 2014. The decrease was due to (i) an increase of $62.3 million in proceeds from borrowings net of debt obligation repayments, partially offset by (ii) an increase of $19.5 million in distributions to non-controlling interests and (iii) an increase of $12.6 million in partner distributions.

Our current capital structure provides us with financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have an Unsecured Credit Facility consisting of a $1.5 billion term loan and a $1.25 billion revolving credit facility, with a lending group comprised of top-tier financial institutions under which we had $1.25 billion of undrawn capacity as of March 31, 2015. We believe we have strong access to multiple forms of capital, including unsecured corporate level debt, preferred equity and additional credit facilities. We continue to maintain the investment grade credit ratings from all three major credit rating agencies received during 2014. We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, and further expand our unencumbered asset pool.

During the three months ended March 31, 2015, the Operating Partnership issued $700.0 million aggregate principal amount of the 2025 Notes, the proceeds of which were used to repay outstanding borrowings under its $1.25 billion senior unsecured revolving credit facility. In addition, during the three months ended March 31, 2015, we repaid $51.5 million of mortgages and secured loans and $100.0 million of unsecured notes. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility. During the remainder of 2015, we have $471.9 million of mortgage loans and notes scheduled to mature and we have $22.5 million of scheduled mortgage amortization payments. We currently intend to repay the scheduled maturities and amortization payments with operating cash and borrowings on our Unsecured Credit Facility.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, we generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for the expansion and renovation of shopping centers in our portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the three months ended March 31, 2015 and 2014 were $68.5 million and $60.9 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.225 per common share and OP Unit for the first quarter of 2015. The dividend was paid on April 15, 2015 to shareholders of record on April 6, 2015. Our Board of Directors declared a quarterly cash dividend of $0.225 per common share and OP Unit for the second quarter of 2015. The dividend is payable on July 15, 2015 to shareholders of record on July 6, 2015.

Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers and corporate offices.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of March 31, 2015.

Contractual Obligations	Payment due by period
(in thousands)	2015 (Remaining Nine Months)	2016	2017	2018	2019	Thereafter	Total
Debt (1)	$494,388	$1,257,862	$349,659	$1,519,476	$620,126	$1,760,255	$6,001,766
Interest payments (2)	190,862	214,031	158,936	128,282	99,149	211,305	$1,002,565
Operating leases	5,459	6,986	6,881	6,497	6,352	92,764	124,939
Total	$690,709	$1,478,879	$515,476	$1,654,255	$725,627	$2,064,324	$7,129,270

(1)	Debt includes scheduled principal amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable.

(2)
We incur variable rate interest on $600.0 million of debt related to the Term Loan. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The rate on the Term Loan was 1.59% as of March 31, 2015.

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

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Change

Number of properties	520	520	—
Percent billed	90.3%	90.6%	(0.3%)
Percent leased	92.4%	92.4%	—

Revenues
Rental income	$226,508	$220,805	$5,703
Expense reimbursements	69,882	68,594	1,288
Percentage rents	1,485	1,417	68
	297,875	290,816	7,059
Operating expenses
Operating costs	(35,402)	(34,820)	(582)
Real estate taxes	(44,166)	(44,331)	165
Provision for doubtful accounts	(2,431)	(2,867)	436
	(81,999)	(82,018)	19
Same property NOI	$215,876	$208,798	$7,078

Same Property NOI increased $7.1 million or 3.4% for the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in ABR from same store properties and an increase in expense recovery percentage from 86.7% in 2014 to 87.8% in 2015.

The following table provides a reconciliation of Net income (loss) attributable to Brixmor Property Group Inc. to Same Property NOI for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to Brixmor Property Group Inc.	$30,423	$15,401
Adjustments:
Revenue adjustments (1)	(17,792)	(16,881)
Depreciation and amortization	108,544	113,220
Impairment of real estate assets	807	—
General and administrative	30,715	19,658
Total other (income) expense	62,362	71,912
Equity in income of unconsolidated joint ventures	(115)	(65)
Gain on disposition of investments in unconsolidated joint ventures	—	(1,820)
Pro rata share of same property NOI of unconsolidated joint ventures	180	189
(Income) loss from discontinued operations	—	(19,267)
Net income (loss) attributable to non-controlling interests	713	26,339
Non-same property NOI	39	112
Same property NOI	$215,876	$208,798

(1)	Includes adjustments for lease settlement income, straight-line rents, above- and below-market rent amortization, net and fee income from managed properties and unconsolidated joint ventures.

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

Our reconciliation of Brixmor Property Group Inc’s net income (loss) to FFO and FFO attributable to stockholders and non-controlling interest convertible into common stock for the three months ended March 31, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$31,136	$41,740
Gain on disposition of operating properties	—	(14,804)
Gain on disposition of unconsolidated joint ventures	—	(1,820)
Depreciation and amortization-real estate related-continuing operations	107,190	112,536
Depreciation and amortization-real estate related-discontinued operations	—	480
Depreciation and amortization-real estate related-unconsolidated joint ventures	22	102
Impairment of operating properties	807	—
FFO	139,155	138,234
Adjustments attributable to non-controlling interests not convertible into common stock	—	(5,556)
FFO attributable to stockholders and non-controlling interests convertible into common stock	$139,155	$132,678

FFO per share/OP Unit - diluted	$0.46	$0.44
Weighted average shares/OP Units outstanding - basic and diluted (1)	304,670	304,231

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of certain BPG Sub shares and OP Units to common stock of the Company and the vesting of certain restricted stock awards.

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
The Parent Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Parent Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Parent Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the design and operation of the Parent Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Form 10-K, dated December 31, 2014 and filed with the SEC on February 19, 2015 pursuant to Rule 424(b)(4) under the Securities Act.

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

Item 6.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Form of Restricted Stock Unit Agreement of Brixmor Property Group Inc.	—	—	—	—	x
10.2	Form of LTIP Unit Agreement of Brixmor Operating Partnership LP	—	—	—	—	x
10.3	Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of February 5, 2015, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	333-201464-01	2/9/15	10.1
10.4	Amendment No. 1 to Term Loan Agreement, dated as of February 5, 2015, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	333-201464-01	2/9/15	10.2
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
99.1	Section 13(r) Disclosure	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

BRIXMOR PROPERTY GROUP INC.

Dated: April 27, 2015	By:	/s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 27, 2015	By:	/s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Dated: April 27, 2015	By:	/s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Dated: April 27, 2015	By:	/s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 27, 2015	By:	/s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Dated: April 27, 2015	By:	/s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)