Form 10-Q
period 2015-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2015-07-27
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 1, 2015, Brixmor Property Group Inc. had 298,488,602 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of June 30, 2015, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, approximately 98.1% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the Company’s management collectively owned the remaining 1.9% interest in the Operating Partnership.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2015	December 31, 2014
Assets
Real estate
Land	$2,008,601	$2,000,415
Buildings and improvements	8,870,376	8,801,834
	10,878,977	10,802,249
Accumulated depreciation and amortization	(1,711,841)	(1,549,234)
Real estate, net	9,167,136	9,253,015

Investments in and advances to unconsolidated joint ventures	5,039	5,072
Cash and cash equivalents	42,735	60,595
Restricted cash	61,163	53,164
Marketable securities	20,034	20,315
Receivables, net of allowance for doubtful accounts of $13,435 and $14,070	169,359	182,424
Deferred charges and prepaid expenses, net	97,923	94,269
Other assets	14,115	13,059
Total assets	$9,577,504	$9,681,913

Liabilities
Debt obligations, net	$5,998,651	$6,022,508
Accounts payable, accrued expenses and other liabilities	636,610	679,102
Total liabilities	6,635,261	6,701,610

Commitments and contingencies (Note 12)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 298,488,602 and 296,552,142 shares outstanding	2,985	2,966
Additional paid in capital	3,257,439	3,223,941
Accumulated other comprehensive loss	(6,136)	(4,435)
Distributions in excess of net income/loss	(369,194)	(318,762)
Total stockholders’ equity	2,885,094	2,903,710
Non-controlling interests	57,149	76,593
Total equity	2,942,243	2,980,303
Total liabilities and equity	$9,577,504	$9,681,913
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental income	$244,030	$239,987	$487,600	$477,154
Expense reimbursements	65,512	65,655	135,266	134,251
Other revenues	2,569	2,307	4,538	4,120
Total revenues	312,111	307,949	627,404	615,525

Operating expenses
Operating costs	30,667	31,889	65,827	66,764
Real estate taxes	43,974	43,812	88,163	88,246
Depreciation and amortization	104,441	109,600	212,985	222,820
Provision for doubtful accounts	2,525	2,980	5,020	5,846
Impairment of real estate assets	—	—	807	—
General and administrative	20,285	19,939	51,000	39,597
Total operating expenses	201,892	208,220	423,802	423,273

Other income (expense)
Dividends and interest	90	159	184	267
Interest expense	(62,158)	(65,953)	(124,722)	(133,919)
Gain on sale of real estate assets	9,224	—	9,224	378
Gain (loss) on extinguishment of debt, net	493	(757)	785	(3,033)
Other	(2,811)	(1,969)	(2,995)	(4,130)
Total other expense	(55,162)	(68,520)	(117,524)	(140,437)

Income before equity in income of unconsolidated joint ventures	55,057	31,209	86,078	51,815
Equity in income of unconsolidated joint ventures	110	71	225	136
Gain on disposition of investments in unconsolidated joint ventures	—	—	—	1,820
Income from continuing operations	55,167	31,280	86,303	53,771

Discontinued operations
Income from discontinued operations	—	18	—	4,841
Gain on disposition of operating properties	—	—	—	14,426
Income from discontinued operations	—	18	—	19,267

Net income	55,167	31,298	86,303	73,038

Net income attributable to non-controlling interests	(1,055)	(7,825)	(1,768)	(34,164)

Net income attributable to common stockholders	$54,112	$23,473	$84,535	$38,874
Per common share:
Income from continuing operations:
Basic	$0.18	$0.10	$0.28	$0.17
Diluted	$0.18	$0.10	$0.28	$0.17
Net income attributable to common stockholders:
Basic	$0.18	$0.10	$0.28	$0.17
Diluted	$0.18	$0.10	$0.28	$0.17
Weighted average shares:
Basic	298,464	228,978	297,332	228,547
Diluted	298,994	230,469	304,719	229,907
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$55,167	$31,298	$86,303	$73,038
Other comprehensive income (loss)
Unrealized loss on interest rate hedges	(1,772)	(4,264)	(6,673)	(6,530)
Amortization of interest rate swaps to interest expense	2,490	2,490	4,954	4,954
Unrealized gain (loss) on marketable securities	(16)	17	18	23
Total other comprehensive income (loss)	702	(1,757)	(1,701)	(1,553)
Comprehensive income	55,869	29,541	84,602	71,485
Comprehensive income attributable to non-controlling interests	(1,055)	(7,825)	(1,768)	(34,164)
Comprehensive income attributable to the Company	$54,814	$21,716	$82,834	$37,321
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income/Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2014	229,689	$2,297	$2,543,690	$(6,812)	$(196,707)	$942,052	$3,284,520
Common stock dividends ($0.40 per common share)	—	—	—	—	(95,134)	—	(95,134)
Distributions to non-controlling interests	—	—	—	—	—	(26,753)	(26,753)
Redemption of Series A	—	—	6,222	—	—	(201,400)	(195,178)
Equity based compensation expense	—	—	3,876	—	—	1,247	5,123
Acquisition of non-controlling interests	—	—	437	—	—	(1,437)	(1,000)
Other comprehensive loss	—	—	—	(1,553)	—	—	(1,553)
Conversion of Operating Partnership units and BPG Sub shares into common stock	15,406	154	155,086	—	—	(155,240)	—
Net income	—	—	—	—	38,874	33,520	72,394
Ending balance, June 30, 2014	245,095	$2,451	$2,709,311	$(8,365)	$(252,967)	$591,989	$3,042,419

Beginning balance, January 1, 2015	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303
Common stock dividends ($0.450 per common share)	—	—	—	—	(134,967)	—	(134,967)
Distributions to non-controlling interests	—	—	—	—	—	(2,835)	(2,835)
Equity based compensation expense	—	—	15,201	—	—	347	15,548
Issuance of common stock and OP Units	33	—	(743)	—	—	765	22
Other comprehensive loss	—	—	—	(1,701)	—	—	(1,701)
Conversion of Operating Partnership units into common stock	1,903	19	19,470	—	—	(19,489)	—
Shared-based awards retained for taxes	—	—	(430)	—	—	—	(430)
Net income	—	—	—	—	84,535	1,768	86,303
Ending balance, June 30, 2015	298,488	$2,985	$3,257,439	$(6,136)	$(369,194)	$57,149	$2,942,243
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$86,303	$73,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,985	223,364
Debt premium and discount amortization	(9,859)	(10,547)
Deferred financing cost amortization	4,090	4,656
Above- and below-market lease intangible amortization	(24,437)	(23,181)
Provisions for impairment	807	—
Gain on disposition of operating properties, disposition of investments in unconsolidated joint ventures and acquisition of joint venture interest	(9,224)	(16,624)
Equity based compensation	15,548	5,123
Other	90	(113)
Gain on extinguishment of debt, net	(795)	(3,783)
Changes in operating assets and liabilities:
Restricted cash	(8,863)	6,168
Receivables	13,057	6,064
Deferred charges and prepaid expenses	(11,545)	(16,867)
Other assets	(253)	330
Accounts payable, accrued expenses and other liabilities	3,489	(28,988)
Net cash provided by operating activities	271,393	218,640

Investing activities:
Improvements to and investments in real estate assets	(97,875)	(88,794)
Acquisitions of real estate assets	(52,278)	—
Proceeds from sales of real estate assets	41,795	2,778
Distributions from unconsolidated joint venture	—	187
Change in restricted cash attributable to investing activities	864	3,473
Purchase of marketable securities	(9,651)	(19,604)
Proceeds from sale of marketable securities	9,905	20,085
Net cash used in investing activities	(107,240)	(81,875)

Financing activities:
Repayment of debt obligations and financing liabilities	(495,437)	(815,089)
Repayment of borrowings under unsecured revolving credit facility	(682,475)	(655,047)
Proceeds from borrowings under unsecured revolving credit facility	460,000	802,343
Proceeds from unsecured term loan and notes	695,156	600,000
Deferred financing costs	(1,899)	(2,995)
Distributions to common stockholders	(134,238)	(75,109)
Distributions to non-controlling interests	(23,120)	(42,953)
Net cash used in financing activities	(182,013)	(188,850)

Change in cash and cash equivalents	(17,860)	(52,085)
Cash and cash equivalents at beginning of period	60,595	113,915
Cash and cash equivalents at end of period	$42,735	$61,830

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,475 and $1,627	$117,687	$143,619
Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	$—	$178,969
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2015	December 31, 2014
Assets
Real estate
Land	$2,008,601	$2,000,415
Buildings and improvements	8,870,376	8,801,834
	10,878,977	10,802,249
Accumulated depreciation and amortization	(1,711,841)	(1,549,234)
Real estate, net	9,167,136	9,253,015

Investments in and advances to unconsolidated joint ventures	5,039	5,072
Cash and cash equivalents	42,697	60,450
Restricted cash	61,163	53,164
Marketable securities	19,824	20,113
Receivables, net of allowance for doubtful accounts of $13,435 and $14,070	169,359	182,424
Deferred charges and prepaid expenses, net	97,923	94,269
Other assets	14,115	13,059
Total assets	$9,577,256	$9,681,566

Liabilities
Debt obligations, net	$5,998,651	$6,022,508
Accounts payable, accrued expenses and other liabilities	636,610	679,102
Total liabilities	6,635,261	6,701,610

Commitments and contingencies (Note 12)

Capital
Partnership common units: 304,302,444 and 304,246,750 units outstanding	2,948,120	2,984,381
Accumulated other comprehensive loss	(6,125)	(4,425)
Total capital	2,941,995	2,979,956
Total liabilities and capital	$9,577,256	$9,681,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental income	$244,030	$239,987	$487,600	$477,154
Expense reimbursements	65,512	65,655	135,266	134,251
Other revenues	2,569	2,307	4,538	4,120
Total revenues	312,111	307,949	627,404	615,525

Operating expenses
Operating costs	30,667	31,889	65,827	66,764
Real estate taxes	43,974	43,812	88,163	88,246
Depreciation and amortization	104,441	109,600	212,985	222,820
Provision for doubtful accounts	2,525	2,980	5,020	5,846
Impairment of real estate assets	—	—	807	—
General and administrative	20,285	19,939	51,000	39,597
Total operating expenses	201,892	208,220	423,802	423,273

Other income (expense)
Dividends and interest	90	159	184	267
Interest expense	(62,158)	(65,953)	(124,722)	(133,919)
Gain on sale of real estate assets	9,224	—	9,224	378
Gain (loss) on extinguishment of debt, net	493	(757)	785	(3,033)
Other	(2,811)	(1,969)	(2,995)	(4,130)
Total other expense	(55,162)	(68,520)	(117,524)	(140,437)

Income before equity in income of unconsolidated joint ventures	55,057	31,209	86,078	51,815
Equity in income of unconsolidated joint ventures	110	71	225	136
Gain on disposition of investments in unconsolidated joint ventures	—	—	—	1,820
Income from continuing operations	55,167	31,280	86,303	53,771

Discontinued operations
Income from discontinued operations	—	18	—	4,841
Gain on disposition of operating properties	—	—	—	14,426
Income from discontinued operations	—	18	—	19,267

Net income	55,167	31,298	86,303	73,038

Net income attributable to non-controlling interests	—	(322)	—	(644)

Net income attributable to Brixmor Operating Partnership LP	$55,167	$30,976	$86,303	$72,394
Net income attributable to:
Series A interest	$—	$—	$—	$21,014
Partnership common units	55,167	30,976	86,303	51,380
Net income attributable to Brixmor Operating Partnership LP	$55,167	$30,976	$86,303	$72,394
Per common unit:
Income from continuing operations:
Basic	$0.18	$0.10	$0.28	$0.17
Diluted	$0.18	$0.10	$0.28	$0.17
Net income attributable to partnership common units:
Basic	$0.18	$0.10	$0.28	$0.17
Diluted	$0.18	$0.10	$0.28	$0.17
Weighted average number of partnership common units:
Basic	304,283	302,173	303,710	302,161
Diluted	304,813	303,664	304,719	303,521
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$55,167	$31,298	$86,303	$73,038
Other comprehensive income (loss)
Unrealized loss on interest rate hedges	(1,772)	(4,264)	(6,673)	(6,530)
Amortization of interest rate swaps to interest expense	2,490	2,490	4,954	4,954
Unrealized gain on marketable securities	(12)	14	19	18
Total other comprehensive income (loss)	706	(1,760)	(1,700)	(1,558)
Comprehensive income	55,873	29,538	84,603	71,480
Comprehensive income attributable to non-controlling interests	—	(322)	—	(644)
Comprehensive income attributable to Brixmor Operating Partnership LP	$55,873	$29,216	$84,603	$70,836
Comprehensive income attributable to:
Series A interest	$—	$—	$—	$21,014
Partnership common units	55,873	29,216	84,603	49,822
Comprehensive income attributable to Brixmor Operating Partnership LP	$55,873	$29,216	$84,603	$70,836
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Series A Interest	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2014	$3,108,398	$180,386	$(6,797)	$1,437	$3,283,424
Distributions to partners	(121,135)	—	—	—	(121,135)
Redemption of Series A interest	6,222	(201,400)	—	—	(195,178)
Equity based compensation expense	5,123	—	—	—	5,123
Acquisition of non-controlling interests	437	—	—	(1,437)	(1,000)
Other comprehensive loss	—	—	(1,558)	—	(1,558)
Net income	51,380	21,014	—	—	72,394
Ending balance, June 30, 2014	$3,050,425	$—	$(8,355)	$—	$3,042,070

Beginning balance, January 1, 2015	$2,984,381	$—	$(4,425)	$—	$2,979,956
Distributions to partners	(137,704)	—	—	—	(137,704)
Equity based compensation expense	15,548	—	—	—	15,548
Other comprehensive loss	—	—	(1,700)	—	(1,700)
Issuance of OP Units	22		—		22
Share-based awards retained for taxes	(430)	—	—	—	(430)
Net income	86,303	—	—	—	86,303
Ending balance, June 30, 2015	$2,948,120	$—	$(6,125)	$—	$2,941,995
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$86,303	$73,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,985	223,364
Debt premium and discount amortization	(9,859)	(10,547)
Deferred financing cost amortization	4,090	4,656
Above- and below-market lease intangible amortization	(24,437)	(23,181)
Provisions for impairment	807	—
Gain on disposition of operating properties, disposition of investments in unconsolidated joint ventures and acquisition of joint venture interest	(9,224)	(16,624)
Equity based compensation	15,548	5,123
Other	90	(113)
Gain on extinguishment of debt, net	(795)	(3,783)
Changes in operating assets and liabilities:
Restricted cash	(8,863)	6,168
Receivables	13,057	6,064
Deferred charges and prepaid expenses	(11,545)	(16,867)
Other assets	(253)	330
Accounts payable, accrued expenses and other liabilities	3,491	(28,991)
Net cash provided by operating activities	271,395	218,637

Investing activities:
Improvements to and investments in real estate assets	(97,875)	(88,794)
Acquisitions of real estate assets	(52,278)	—
Proceeds from sales of real estate assets	41,795	2,778
Distributions from unconsolidated joint venture	—	187
Change in restricted cash attributable to investing activities	864	3,473
Purchase of marketable securities	(9,649)	(19,597)
Proceeds from sale of marketable securities	9,905	20,085
Net cash used in investing activities	(107,238)	(81,868)

Financing activities:
Repayment of debt obligations and financing liabilities	(495,437)	(815,089)
Repayment of borrowings under unsecured revolving credit facility	(682,475)	(655,047)
Proceeds from borrowings under unsecured revolving credit facility	460,000	802,343
Proceeds from unsecured term loan and notes	695,156	600,000
Deferred financing costs	(1,899)	(2,995)
Partner distributions	(137,384)	(116,663)
Distributions to non-controlling interests	(19,871)	(644)
Net cash used in financing activities	(181,910)	(188,095)

Change in cash and cash equivalents	(17,753)	(51,326)
Cash and cash equivalents at beginning of period	60,450	113,006
Cash and cash equivalents at end of period	$42,697	$61,680

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,475 and $1,627	$117,687	$143,619
Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	$—	$178,969
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

As of June 30, 2015, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 98.1% of the outstanding partnership common units of interest in the Operating Partnership (“OP Units”). Certain investments funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) and certain members of the Parent Company’s current and former management collectively owned the remaining 1.9% of the outstanding OP Units. Holders of OP Units (other than the Parent Company, BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of the Parent Company’s common stock or, at the Parent Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by the Parent Company is equivalent to the number of outstanding shares of the Parent Company’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of the Parent Company’s common stockholders.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 and accompanying notes included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2015.

Certain prior period balances in the accompanying unaudited Condensed Consolidated Statements of Operations have been reclassified to conform to the current period presentation for the results of discontinued operations and certain prior period balances in the accompanying unaudited Condensed Consolidated Balance Sheets have been reclassified to conform to the current period presentation for the adoption of Accounting Standards Update (“ASU”) 2015-13,“Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.”

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

Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2015 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2015 through the date the financial statements were issued.

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

The Company has analyzed the tax position taken on income tax returns for the open 2012 through 2014 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2015 and December 31, 2014.

New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, “Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt ASU 2015-03 beginning with the period ending June 30, 2015 (see Note 6). The adoption of ASU 2015-03 did not have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU No. 2014-09 will have on the unaudited Condensed Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three and six months ended June 30, 2015, the Company acquired the following properties, in separate transactions (dollars in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA
Retail Building at Bardin Place Center	Arlington, TX	Jun-15	$9,258	$—	$9,258	96,127
Larchmont Centre	Mt. Laurel, NJ	Jun-15	11,000	7,000	18,000	103,787
Webster Square Shopping Center	Marshfield, MA	Jun-15	31,950	—	31,950	182,756
			$52,208	$7,000	$59,208	382,670

The purchase price for these acquisitions has been preliminarily allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price allocations and related accounting will be finalized after the Company’s valuation studies are complete. The aggregate purchase price of the properties acquired during the six months ended June 30, 2015, has been preliminarily allocated as follows:

Assets
Land	$12,924
Buildings	35,640
Building Improvements	4,634
Tenant Improvements	2,273
Above Market Rents	120
In-Place Leases	4,010
Real estate, net	59,601
Deferred charges and prepaid expenses, net	1,787
Total assets	61,388

Liabilities
Mortgage payable	$7,000
Mortgage Fair Value Adjustment	440
Debt obligations, net	7,440
Accounts payable, accrued expenses and other liabilities (Below Market Leases)	1,740
Total liabilities	9,180
Net Assets Acquired	$52,208

The real estate operations acquired were not considered material to the Company, individually or in the aggregate, and therefore pro forma financial information is not necessary.

During each of the three and six months ended June 30, 2015, the Company incurred $1.5 million of acquisition related expenses and are included in Other in the unaudited Condensed Consolidated Statements of Operations.

3.    Disposals, Discontinued Operations and Assets Held for Sale
During the three months ended June 30, 2015, the Company disposed of three shopping centers and two outparcels for net proceeds of $31.9 million resulting in an aggregate gain of $9.2 million.

During the six months ended June 30, 2015, the Company disposed of four shopping centers and two outparcels for net proceeds of $41.8 million resulting in an aggregate gain of $9.2 million and an aggregate impairment of $0.8 million.

The impairment charge was based upon the sales price in the signed contract with the third party buyer, adjusted to reflect associated disposition costs. These inputs are classified as Level 3 of the fair value hierarchy.

The Company had no properties held for sale as of June 30, 2015.

As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” there were no discontinued operations for the three and six months ended June 30, 2015 as none of the current year disposals represented a strategic shift in the Company’s business that would qualify as discontinued operations. The following table provides a summary of revenues and expenses from properties included in discontinued operations during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Discontinued operations:
Revenues	$128	$514
Operating expenses	(110)	(1,488)
Other income (expense), net	—	5,815
Income from discontinued operating properties	18	4,841
Gain on disposition of operating properties	—	14,426
Income from discontinued operations	$18	$19,267

Discontinued operations includes the results of 34 shopping centers disposed of during the year ended December 31, 2014, including 33 shopping centers distributed to Blackstone in connection with the Company's initial public offering ("IPO").

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2015	December 31, 2014
Land	$2,008,601	$2,000,415
Buildings and improvements:
Building	7,355,857	7,332,073
Building and tenant improvements	619,757	552,351
Other rental property (1)	894,762	917,410
	10,878,977	10,802,249
Accumulated depreciation and amortization (1)	(1,711,841)	(1,549,234)
Total	$9,167,136	$9,253,015

(1)
At June 30, 2015 and December 31, 2014, Other rental property consisted of intangible assets including: (i) $812.7 million and $833.3 million, respectively, of in-place lease value, (ii) $82.1 million and $84.1 million, respectively, of above-market leases, and (iii) $577.4 million and $550.4 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at June 30, 2015 and December 31, 2014, the Company had intangible liabilities relating to below-market leases of $517.0 million and $528.7 million, respectively, and accumulated amortization of $220.3 million and $202.7 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets, are accreted over the term of each related lease, including any renewal periods, with fixed rentals that are considered to be below market.

Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the three months ended June 30, 2015 and 2014 was $11.2 million and $18.6 million, respectively. Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the six months ended June 30, 2015 and 2014 was $22.7 million and $40.3 million, respectively. The estimated net amortization expense associated with the Company’s intangible assets and liabilities for the next five years is as follows:

Year Ended December 31,	Estimated net amortization expense
2015 (remaining six months)	$20,175
2016	23,142
2017	11,208
2018	5,056
2019	2,881

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

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to changes in benchmark interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three and six months ended June 30, 2015 and 2014, the Company did not enter into any new interest rate swap agreements.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2015 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of June 30, 2015 and December 31, 2014, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2015	December 31, 2014
Gross derivative assets	$—	$—
Gross derivative liabilities	(6,143)	(4,423)
Net derivative liability	$(6,143)	$(4,423)

The gross derivative liabilities are included in accounts payable, accrued expenses and other liabilities on the unaudited Condensed Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company's interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”)

and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The Company estimates that approximately $6.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2015 and 2014.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2015 and December 31, 2014, the Company did not have any material non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $7.0 million.

6.    Debt Obligations
As of June 30, 2015 and December 31, 2014, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2015	December 31, 2014	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$2,728,444	$3,116,882	4.40% - 8.00%	2015 – 2024
Net unamortized premium	54,409	66,340
Net unamortized debt issuance cost(5)	$(3,072)	$(4,381)
Total mortgage and secured loans, net	$2,779,781	$3,178,841

Notes payables
Unsecured notes(3)	$843,453	$243,453	3.85% - 7.97%	2015 - 2029
Net unamortized discount	(1,787)	(3,153)
Net unamortized debt issuance cost(5)	$(6,189)	$—
Total notes payable, net	$835,477	$240,300

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$1,797,000	$2,019,475	1.69%	2017 – 2018
Unsecured Term Loan	600,000	600,000	1.59%	2019
Net unamortized debt issuance cost(5)	(13,607)	(16,108)
Total Unsecured Credit Facility and Term Loan	$2,383,393	$2,603,367

Total debt obligations, net	$5,998,651	$6,022,508

(1)
The Company’s mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of June 30, 2015 of approximately $3.9 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 6.03% as of June 30, 2015.

(3)	The weighted average interest rate on the Company’s unsecured notes was 4.13% as of June 30, 2015.

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

(5)
In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning with the period ending June 30, 2015, the Company elected to early adopt ASU 2015-03 and appropriately and retrospectively applied the guidance to its debt obligations for all periods presented. These amounts were previously included in Deferred charges and prepaid expenses, net on the Company’s Condensed Consolidated Balance Sheets.

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

In addition, during the six months ended June 30, 2015, the Company repaid $381.4 million of mortgages and secured loans and $100.0 million of unsecured notes, resulting in a $0.8 million net gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

Pursuant to the terms of an unsecured $600.0 million term loan (the “Term Loan”), a $2.75 billion senior unsecured credit facility (the “Unsecured Credit Facility”) and the 2025 Notes, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of June 30, 2015 and December 31, 2014, the Company had accrued interest of $31.7 million and $20.4 million outstanding, respectively. As of June 30, 2015, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2015 (remaining six months)	$157,519
2016	1,257,862
2017	646,659
2018	1,519,476
2019	620,126
Thereafter	1,767,255
Total debt maturities	5,968,897
Net unamortized premiums on mortgages	54,409
Net unamortized discount on notes	(1,787)
Net unamortized debt issuance costs	(22,868)
Total debt obligations	$5,998,651

7.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2015		December 31, 2014
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$2,779,781	$2,906,292	$3,178,841	$3,337,250
Notes payable	835,477	815,332	240,300	252,441
Unsecured credit facility and term loan	2,383,393	2,397,000	2,603,367	2,619,475
Total debt obligations	$5,998,651	$6,118,624	$6,022,508	$6,209,166

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

The valuation methodology used to estimate the fair value of the Company’s debt obligations is based on discounted cash flows, with assumptions that include credit spreads, loan amounts and debt maturities. The Company determined that the valuations of its debt obligations are classified within Level 3 of the fair value hierarchy. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

The Company’s marketable securities and interest rate derivatives are measured at fair value on a recurring basis. At June 30, 2015 and December 31, 2014, the fair values of the marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales and fall within Level 2 of the fair value hierarchy. See Note 5 for fair value information on the interest rate derivatives.

The Company’s impairment charges are measured at fair value on a non-recurring basis. See Note 3 for fair value information on the impairment charges.

8. Equity and Capital
During the three months ended June 30, 2015, the Parent Company entered into an at-the-market equity offering program ("ATM") through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. There were no shares issued under the ATM for the three months ended June 30, 2015. As of June 30, 2015, $400.0 million of common stock remained available for issuance under the ATM.

During the three months ended June 30, 2015 and 2014, the Company declared common stock dividends and OP unit distributions of $0.225 per share and $0.20 per share, respectively. During the six months ended June 30, 2015 and 2014, the Company declared common stock dividends and OP unit distributions of $0.45 per share and $0.40 per share, respectively. As of June 30, 2015 and December 31, 2014, the Company had declared but unpaid common stock dividends and OP unit distributions of $69.4 million and $68.8 million, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

The non-controlling interests presented in these unaudited Condensed Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

Certain investments funds affiliated with The Blackstone Group L.P. and certain members of the Company’s management collectively owned 1.91% and 2.54% of the Operating Partnership’s outstanding vested partnership common units as of June 30, 2015 and December 31, 2014, respectively. During the six months ended June 30, 2015, 1.9 million OP Units were converted to an equal number of the Company’s common shares.

9. Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provided them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by the Partnerships, in the form of Class B Units in each of the Partnerships. The awards were granted with service, performance and market conditions. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the “RSAs”). The RSAs are subject to the same vesting terms as those applicable to the exchanged Class B Units. During the six months ended June 30, 2015, the achievement of the performance condition became probable and the Company recognized $9.9 million of equity based compensation expense as a component of General and administrative expense in the Consolidated Statements of Operations.

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

During the six months ended June 30, 2015 and year ended December 31, 2014, the Company granted restricted stock units (“RSUs”) in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.6 million and 0.6 million for the six months ended June 30, 2015 and year ended December 31, 2014, respectively, with service periods ranging from one to five years.

The Company recognized $2.6 million and $3.0 million of equity based compensation expense for the three months ended June 30, 2015 and 2014, respectively. The Company recognized $15.5 million and $5.1 million of equity based compensation expense for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had $16.1 million of total unrecognized compensation cost related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.5 years.

10.     Earnings per Share
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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2015 and 2014:

	Three Month Ended June 30,		Six Month Ended June 30,
	2015	2014	2015	2014
Computation of Basic Earnings Per Share:
Income from continuing operations	$55,167	$31,280	$86,303	$53,771
Income attributable to non-controlling interests	(1,055)	(7,821)	(1,768)	(14,951)
Non-forfeitable dividends on unvested restricted shares	(6)	(268)	(11)	(536)
Income from continuing operations attributable to common stockholders	54,106	23,191	84,524	38,284
Income from discontinued operations, net of non-controlling interests	—	14	—	54
Net income attributable to the Company’s common stockholders for basic earnings per share	$54,106	$23,205	$84,524	$38,338

Weighted average number shares outstanding - basic	298,464	228,978	297,332	228,547

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Income from continuing operations	$0.18	$0.10	$0.28	$0.17
Income from discontinued operations	—	—	—	—
Net income	$0.18	$0.10	$0.28	$0.17

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common stockholders	$54,106	$23,191	$84,524	$38,284
Allocation to convertible non-controlling interests	—	—	1,768	—
Income from continuing operations attributable to common stockholders for diluted earnings per share	54,106	23,191	86,292	38,284
Income from discontinued operations, net of nonconvertible non-controlling interests	—	14	—	54
Net income attributable to the Company’s common stockholders for diluted earnings per share	$54,106	$23,205	$86,292	$38,338

Weighted average shares outstanding - basic	298,464	228,978	297,332	228,547
Effect of dilutive securities:
Conversion of OP Units	—	—	6,378	—
Equity awards	530	1,491	1,009	1,360
Weighted average shares outstanding - diluted	298,994	230,469	304,719	229,907

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Income from continuing operations	$0.18	$0.10	$0.28	$0.17
Income from discontinued operations	—	—	—	—
Net income	$0.18	$0.10	$0.28	$0.17

11.     Earnings per Unit
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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Computation of Basic Earnings Per Unit:
Income from continuing operations	$55,167	$31,280	$86,303	$53,771
Income attributable to non-controlling interests	—	(322)	—	(2,464)
Non-forfeitable dividends on unvested restricted shares	(6)	(268)	(11)	(536)
Income from continuing operations attributable to partnership common units	55,161	30,690	86,292	50,771
Income from discontinued operations, net of Series A interest	—	18	—	72
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$55,161	$30,708	$86,292	$50,843

Weighted average number of common units outstanding - basic	304,283	302,173	303,710	302,161

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income from continuing operations	$0.18	$0.10	$0.28	$0.17
Income from discontinued operations	—	—	—	—
Net Income	$0.18	$0.10	$0.28	$0.17

Computation of Diluted Earnings Per Unit:
Income from continuing operations attributable to partnership common units	$55,161	$30,690	$86,292	$50,771
Income from discontinued operations, net of Series A interest	—	18	—	72
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$55,161	$30,708	$86,292	$50,843

Weighted average common units outstanding - basic	304,283	302,173	303,710	302,161
Effect of dilutive securities:
Equity awards	530	1,491	1,009	1,360
Weighted average common units outstanding - diluted	304,813	303,664	304,719	303,521

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income from continuing operations	$0.18	$0.10	$0.28	$0.17
Income from discontinued operations	—	—	—	—
Net Income	$0.18	$0.10	$0.28	$0.17

12.    Commitments and Contingencies
Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the three months ended June 30, 2015 and 2014, the Company recognized rent expense associated with these leases of $2.5 million and $2.3 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized rent expense associated with these leases of $5.0 million and $4.7 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2015 (remaining six months)	$3,411
2016	6,861
2017	6,756
2018	6,371
2019	6,227
Thereafter	92,554
Total minimum annual rental commitments	$122,180

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

As of June 30, 2015 and December 31, 2014, receivables from related parties were $0.3 million and $4.2 million, respectively, which are included in Receivables, net in the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2015 and December 31, 2014, there were no material payables to related parties.

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

Our primary objective is to maximize total returns to the Parent Company’s stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large, high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful NOI growth from this portfolio. We expect that the major drivers of this growth will be a combination of positive rent spreads from below-market in-place rents and significant near-term lease rollover, occupancy increases across both our anchor and small shop space, annual contractual rent increases across the portfolio and the realization of embedded anchor space repositioning / redevelopment opportunities / outparcel development opportunities.

We expect the following set of core competencies to position us to execute on our growth strategies:

•
Anchor Space Repositioning / Redevelopment Expertise / Outparcel Development - We have been a top redeveloper over the past decade, according to Chain Store Age magazine, having completed anchor space repositioning / redevelopment projects totaling over $1 billion since January 1, 2003.

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

Portfolio and Financial Highlights

•	As of June 30, 2015, we owned interests in 519 shopping centers (the “Portfolio”), including 518 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•	Billed occupancy for the Portfolio was 90.3% and 90.5% as of June 30, 2015 and 2014, respectively. Leased occupancy for the Portfolio was 92.5% and 92.5% at June 30, 2015 and 2014, respectively.

•
During the three months ended June 30, 2015, we executed 505 leases in our Portfolio totaling 3.4 million square feet of GLA, including 206 new leases totaling 0.9 million square feet of GLA and 299 renewals totaling 2.5 million square feet of GLA. The average annualized cash base rent (“ABR”) under the new leases increased 50.4% from the prior tenant’s ABR and increased 16.1% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $15.89 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $12.49. The cost per square foot for tenant improvements and leasing commissions for new leases was $18.54 and $3.59, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.42 and $0.02, respectively.

•
During the six months ended June 30, 2015, we executed 990 leases in our Portfolio totaling 6.2 million square feet of GLA, including 375 new leases totaling 1.7 million square feet of GLA and 615 renewals totaling 4.5 million square feet of GLA. The ABR under the new leases increased 45.3% from the prior tenant’s ABR and increased 14.9% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $15.68 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $13.03. The cost per square foot for tenant improvements and leasing commissions for new leases was $17.99 and $3.02, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.53 and $0.02, respectively.

Acquisition Activity

•
During the three and six months ended June 30, 2015, we acquired two shopping centers and a retail building in one of our existing shopping centers for $59.2 million including the assumption of $7.0 million of mortgage debt.

Disposition Activity

•	During the three months ended June 30, 2015, we disposed of three shopping centers and two outparcels for net proceeds of $31.9 million.

•	During the six months ended June 30, 2015, we disposed of four shopping centers and two outparcels for net proceeds of $41.8 million.

Results of Operations
The results of operations discussion is combined for the Parent Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
Revenues (in thousands)

	Three Months Ended June 30,
	2015	2014	$ Change
Revenues
Rental income	$244,030	$239,987	$4,043
Expense reimbursements	65,512	65,655	(143)
Other revenues	2,569	2,307	262
Total revenues	$312,111	$307,949	$4,162

Rental income
The increase in rental income for the three months ended June 30, 2015 of $4.0 million, as compared to the corresponding period in 2014, was primarily due to a $3.7 million increase in ABR driven primarily by an increase in leasing spreads of 16.1% for both new and renewal leases.

Expense reimbursements
Expense reimbursements remained approximately the same for the three months ended June 30, 2015 as compared to the corresponding period in 2014.

Other revenues
The increase in other revenues for the three months ended June 30, 2015 of $0.3 million, as compared to the corresponding period in 2014, was primarily due to a $0.4 million increase in tenant performance-based rents.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2015	2014	$ Change
Operating expenses
Operating costs	$30,667	$31,889	$(1,222)
Real estate taxes	43,974	43,812	162
Depreciation and amortization	104,441	109,600	(5,159)
Provision for doubtful accounts	2,525	2,980	(455)
General and administrative	20,285	19,939	346
Total operating expenses	$201,892	$208,220	$(6,328)

Operating costs
The decrease in operating costs for the three months ended June 30, 2015 of $1.2 million, as compared to the corresponding period in 2014, was primarily due to decreases in utility costs and maintenance and repair costs.

Real estate taxes
Real estate taxes remained approximately the same for the three months ended June 30, 2015 as compared to the corresponding period in 2014.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended June 30, 2015 of $5.2 million, as compared to the corresponding period in 2014, was primarily due to a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The decrease in provisions for doubtful accounts for the three months ended June 30, 2015 of $0.5 million, as compared to the corresponding period in 2014, was primarily due to a decrease in tenant receivables.

General and administrative
The increase in general and administrative costs for the three months ended June 30, 2015 of $0.3 million, as compared to the corresponding period in 2014, was primarily due to increased marketing costs, partially offset by a decrease in equity based compensation expense.

During the three months ended June 30, 2015 and 2014, we capitalized personnel costs of $1.4 million and $1.5 million, respectively, to building and improvements for anchor space repositioning and redevelopment projects and $3.8 million and $3.8 million, respectively, to deferred charges and prepaid expenses, net for deferred leasing costs.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2015	2014	$ Change
Other income (expense)
Dividends and interest	$90	$159	$(69)
Interest expense	(62,158)	(65,953)	3,795
Gain on sale of real estate assets	9,224	—	9,224
Gain (loss) on extinguishment of debt, net	493	(757)	1,250
Other	(2,811)	(1,969)	(842)
Total other income (expense)	$(55,162)	$(68,520)	$13,358

Dividends and interest
Dividends and interest remained approximately the same for the three months ended June 30, 2015, as compared to the corresponding period in 2014.

Interest expense
The decrease in interest expense for the three months ended June 30, 2015 of $3.8 million, as compared to the corresponding period in 2014, was primarily due to the 2014 repayment of $1.0 billion of debt with a weighted-average interest rate of 5.59%, and the 2015 repayment of $481.4 million of debt with a weighted-average interest rate of 5.37%, which decreased interest expense by $9.6 million, partially offset by an increase of $6.3 million of interest expense on our Unsecured Credit Facility and the 2025 Notes. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility, the Term Loan and the issuance of the 2025 Notes which had a weighted average interest rate of 2.47% as of June 30, 2015.

Gain on sale of real estate assets
During the three months ended June 30, 2015, we disposed of three shopping centers and two outparcels for net proceeds of $31.9 million resulting in a gain of $9.2 million.

Gain (loss) on extinguishment of debt, net
During the three months ended June 30, 2015, we repaid $329.9 million of mortgages and secured loans, resulting in a $0.5 million net gain on extinguishment of debt. During the three months ended June 30, 2014, we repaid $109.7 million of mortgages and secured loans, resulting in a $0.7 million loss on extinguishment of debt.

Other
The increase in other for the three months ended June 30, 2015 of $0.8 million, as compared to the corresponding period in 2014, was primarily due to a $1.5 million increase in acquisition expenses, partially offset by a $0.5 million decrease in shareholder equity offering expenses.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three Months Ended June 30,
	2015	2014	$ Change
Equity in income of unconsolidated joint ventures	$110	$71	$39

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained approximately the same for the three months ended June 30, 2015 as compared to the corresponding period in 2014.

Discontinued Operations (in thousands)

	Three Months Ended June 30,
	2015	2014	$ Change
Discontinued operations
Income from discontinued operations	$—	$18	$(18)
Income from discontinued operations	$—	$18	$(18)

Discontinued Operations
As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” there were no disposals classified as discontinued operations for the three months ended June 30, 2015.

Results from discontinued operations for the three months end June 30, 2014 include the results of 34 shopping centers disposed of during the year ended December 31, 2014, including 33 shopping centers distributed to Blackstone in connection with the Company's IPO.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Revenues (in thousands)

	Six Months Ended June 30,
	2015	2014	$ Change
Revenues
Rental income	$487,600	$477,154	$10,446
Expense reimbursements	135,266	134,251	1,015
Other revenues	4,538	4,120	418
Total revenues	$627,404	$615,525	$11,879

Rental income
The increase in rental income for the six months ended June 30, 2015 of $10.4 million, as compared to the corresponding period in 2014, was primarily due to an $8.2 million increase in ABR driven primarily by an increase in leasing spreads of 14.9% for both new and renewal leases.

Expense reimbursements
The increase in expense reimbursements for the six months ended June 30, 2015 of $1.0 million, as compared to the corresponding period in 2014, was primarily due to an increase in the recovery percentage for our properties to

87.8% for 2015, as compared to 86.6% for the same period in 2014. The increased percentage of recoveries from tenants is primarily attributable to increased recovery from year-end billings.

Other revenues
The increase in other revenues for the six months ended June 30, 2015 of $0.4 million, as compared to the corresponding period in 2014, was primarily due to a $0.6 million increase in tenant performance-based rents.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2015	2014	$ Change
Operating expenses
Operating costs	$65,827	$66,764	$(937)
Real estate taxes	88,163	88,246	(83)
Depreciation and amortization	212,985	222,820	(9,835)
Provision for doubtful accounts	5,020	5,846	(826)
Impairment of real estate assets	807	—	807
General and administrative	51,000	39,597	11,403
Total operating expenses	$423,802	$423,273	$529

Operating costs
The decrease in operating costs for the six months ended June 30, 2015 of $0.9 million, as compared to the corresponding period in 2014, was primarily due to decreases in (i) maintenance and repair costs, (ii) ground rent expense and (iii) insurance expenses.

Real estate taxes
Real estate taxes remained approximately the same for the six months ended June 30, 2015 as compared to the corresponding period in 2014.

Depreciation and amortization
The decrease in depreciation and amortization for the six months ended June 30, 2015 of $9.8 million, as compared to the corresponding period in 2014, was primarily due to a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The decrease in provisions for doubtful accounts for the six months ended June 30, 2015 of $0.8 million, as compared to the corresponding period in 2014, was primarily due to a decrease in tenant receivables.

Impairment of real estate assets
During the six months ended June 30, 2015, we disposed of one shopping center resulting in an impairment of $0.8 million.

General and administrative
The increase in general and administrative costs for the six months ended June 30, 2015 of $11.4 million, as compared to the corresponding period in 2014, was primarily due to a $10.8 million increase in equity based compensation expense.  This increase is a result of a performance condition associated with the vesting of shares becoming probable resulting in a charge of $9.9 million.

During the six months ended June 30, 2015 and 2014, we capitalized personnel costs of $3.1 million and $2.9 million, respectively, to building and improvements for anchor space repositioning and redevelopment projects and $7.6 million and $7.5 million, respectively, to deferred charges and prepaid expenses, net for deferred leasing costs.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2015	2014	$ Change
Other income (expense)
Dividends and interest	$184	$267	$(83)
Interest expense	(124,722)	(133,919)	9,197
Gain on sale of real estate assets	9,224	378	8,846
Gain (loss) on extinguishment of debt, net	785	(3,033)	3,818
Other	(2,995)	(4,130)	1,135
Total other income (expense)	$(117,524)	$(140,437)	$22,913

Dividends and interest
Dividends and interest remained approximately the same for the six months ended June 30, 2015, as compared to the corresponding period in 2014.

Interest expense
The decrease in interest expense for the six months ended June 30, 2015 of $9.2 million, as compared to the corresponding period in 2014, was primarily due to the 2014 repayment of $1.0 billion of debt with a weighted-average interest rate of 5.59%, and the 2015 repayment of $481.4 million of debt with a weighted-average interest rate of 5.37%, which decreased interest expense by $20.6 million, partially offset by an increase of $12.1 million of interest expense on our Unsecured Credit Facility and the 2025 Notes. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility, Term Loan and the issuance of the 2025 Notes which had a weighted average interest rate of 2.47% as of June 30, 2015.

Gain on sale of real estate assets
During the six months ended June 30, 2015, we disposed of three shopping centers and two outparcels for net proceeds of $31.9 million resulting in an aggregate gain of $9.2 million.

Gain (loss) on extinguishment of debt, net
During the six months ended June 30, 2015, we repaid $381.4 million of mortgages and secured loans and $100.0 million of unsecured notes, resulting in a $0.8 million net gain on extinguishment of debt. During the six months ended June 30, 2014, we repaid $679.3 million of mortgages and secured loans and $60.0 million of unsecured notes resulting in a $3.0 million loss on extinguishment of debt.

Other
The decrease in other for the six months ended June 30, 2015 of $1.1 million, as compared to the corresponding period in 2014, was primarily due to a $1.4 million expense in 2014 related to a litigation settlement and a $0.5 million decrease in shareholder equity offering expenses in 2015, partially offset by increased acquisition expenses in 2015.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Six Months Ended June 30,
	2015	2014	$ Change
Equity in income of unconsolidated joint ventures	$225	$136	$89
Gain on disposition of investments in unconsolidated joint ventures	—	1,820	(1,820)

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained approximately the same for the six months ended June 30, 2015 as compared to the corresponding period in 2014.

Gain on disposition of investments in unconsolidated joint ventures
During the six months ended June 30, 2014, in connection with our IPO, we distributed our interests in three unconsolidated joint ventures to Blackstone resulting in a gain on disposition of $1.8 million.

Discontinued Operations (in thousands)

	Six Months Ended June 30,
	2015	2014	$ Change
Discontinued operations
Income from discontinued operations	$—	$4,841	$(4,841)
Gain on disposition of operating properties	—	14,426	(14,426)
Income from discontinued operations	$—	$19,267	$(19,267)

Discontinued Operations
As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” there were no disposals classified as discontinued operations for the six months ended June 30, 2015.

Results from discontinued operations for the six months end June 30, 2014 include the results of 34 shopping centers disposed of during the year ended December 31, 2014, including 33 shopping centers distributed to Blackstone in connection with the Company's IPO.

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
Our primary expected sources and uses and capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt; and

•	asset sales.

Uses
Short term:

•	leasing costs and tenant improvements allowances;

•	active anchor space repositioning/redevelopments;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	dividend/distribution payments.
Long term:

•	major active redevelopments, renovation or expansion programs at individual properties;

•	acquisitions; and

•	debt maturities.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2015	2014
Cash flows provided by operating activities	$271,393	$218,640
Cash flows used in investing activities	$(107,240)	$(81,875)
Cash flows used in financing activities	$(182,013)	$(188,850)

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2015	2014
Cash flows provided by operating activities	$271,395	$218,637
Cash flows used in investing activities	$(107,238)	$(81,868)
Cash flows used in financing activities	$(181,910)	$(188,095)

Operating Activities
Cash and cash equivalents for the Parent Company were $42.7 million and $61.8 million as of June 30, 2015 and June 30, 2014, respectively. Cash and cash equivalents for the Operating Partnership were $42.7 million and $61.7 million as of June 30, 2015 and June 30, 2014, respectively.

Our net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and tenant expense reimbursements  and cash outflows for property operating expenses, real estate taxes, general and administrative expenses and interest payments.

For the six months ended June 30, 2015, the Company’s net cash flow provided by operating activities increased $52.8 million as compared to the corresponding period in 2014. The increase is primarily due to (i) an increase in Same Property NOI, (ii) a decrease in interest expense due to a decrease in the weighted average interest rate on outstanding indebtedness, and (iii) an increase working capital due to an increase in accounts payable accrued expenses and other liabilities due to timing of payments, partially offset by a reduction in cash flows from restricted cash.

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

For the six months ended June 30, 2015, the Company’s net cash flow used in investing activities increased $25.4 million as compared to the corresponding period in 2014. The increase was primarily due to a $52.3 million increase in acquisitions of real estate assets and a $9.0 million increase in improvements to and investments in real estate assets, partially offset by a $39.0 million increase in proceeds from sales of real estate assets.

Improvements to and investments in real estate assets
During the six months ended June 30, 2015 and 2014, the Company expended $97.9 million and $88.8 million, respectively, on improvements to and investments in real estate assets.

Recurring capital expenditures are costs to maintain properties and their common areas including new roofs and paving of parking lots. Recurring capital expenditures per square foot for the six months ended June 30, 2015 and 2014, were $0.10 and $0.08, respectively.

In addition to recurring capital expenditures, we evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning / redevelopment opportunities / outparcel development opportunities. We have intensified our focus on enhancing the quality of our assets and improving the customer experience through a unified organizational effort known as "Raising the Bar." These efforts are tenant-driven and focus on renovating, re-tenanting and repositioning assets and generally present higher risk-adjusted returns than new developments. Such initiatives are focused on upgrading our centers with strong, best-in-class anchors and transforming such properties’ overall merchandise mix and tenant quality.  Potential new projects include value-creation opportunities that have been previously identified within the Portfolio, as well as new opportunities created by the lack of meaningful community and neighborhood shopping center development in the United States. We may occasionally seek to acquire non-owned anchor spaces and land parcels at or adjacent to our shopping centers in order to facilitate redevelopment projects. In addition, as we own a vast majority of our anchor spaces greater than 35,000 sq. ft., we have important operational control over the positioning of our shopping centers in the event an anchor ceases to operate and flexibility in working with new and existing anchor tenants as they seek to expand or reposition their stores. Currently, our anchor space repositioning / redevelopments / outparcel developments in our Portfolio relate to 36 projects for which we anticipate incurring approximately $93.6 million in improvements, of which $54.0 million had not yet been incurred as of June 30, 2015.

Acquisitions of and proceeds from sales of real estate assets
Although we expect that the major drivers of our growth will come from our existing Portfolio, we will continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist. We may also dispose of properties when we feel growth has been maximized. During the six months ended June 30, 2015, we acquired two properties and a retail building in one of our existing shopping centers and we disposed of four properties and two outparcels.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness and prevailing market conditions associated with each source of capital.

For the six months ended June 30, 2015, the Parent Company’s net cash used in financing activities decreased $6.8 million as compared to the corresponding period in 2014. The decrease was due to (i) an increase of $45.0 million in proceeds from borrowings net of debt obligation repayments and (ii) a decrease of $19.8 million in distributions to non-controlling interests, partially offset by (iii) an increase of $59.1 million in distributions to common stockholders.

For the six months ended June 30, 2015, the Operating Partnership’s net cash used in financing activities decreased $6.2 million as compared to the corresponding period in 2014. The decrease was due to (i) an increase of $45.0 million in proceeds from borrowings net of debt obligation repayments, partially offset by (ii) an increase of $19.2 million in distributions to non-controlling interests and (iii) an increase of $20.7 million in partner distributions.

Our current capital structure provides us with financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have an Unsecured Credit Facility consisting of a $1.5 billion term loan and a $1.25 billion revolving credit facility, with a lending group comprised of top-tier financial institutions under which we had $953.0 million of undrawn capacity as of June 30, 2015. We believe we have strong access to multiple forms of capital, including unsecured corporate level debt, preferred equity and additional credit facilities. We continue to maintain the investment grade credit ratings from all three major credit rating agencies received during 2014. We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, and further expand our unencumbered asset pool.

During the six months ended June 30, 2015, the Operating Partnership issued $700.0 million aggregate principal amount of the 2025 Notes, the proceeds of which were used to repay outstanding borrowings under its $1.25 billion senior unsecured revolving credit facility. In addition, during the six months ended June 30, 2015, we repaid $381.4 million of mortgages and secured loans and $100.0 million of unsecured notes. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility. During the remainder of 2015, we have $142.3 million of mortgage loans and notes scheduled to mature and we have $15.2 million of scheduled mortgage amortization payments. We currently intend to repay the scheduled maturities and amortization payments with operating cash and borrowings on our Unsecured Credit Facility.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, we generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for the expansion and renovation of shopping centers in our portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the six months ended June 30, 2015 and 2014 were $137.0 million and $99.5 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.225 per common share and OP Unit for the second quarter of 2015. The dividend was paid on July 15, 2015 to shareholders of record on July 6, 2015. Our Board of Directors declared a quarterly cash dividend of $0.225 per common share and OP Unit for the third quarter of 2015. The dividend is payable on October 15, 2015 to shareholders of record on October 5, 2015.

Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers and corporate offices.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of June 30, 2015.

Contractual Obligations	Payment due by period
(in thousands)	2015 (Remaining Six Months)	2016	2017	2018	2019	Thereafter	Total
Debt (1)	$157,519	$1,257,862	$646,659	$1,519,476	$620,126	$1,767,255	$5,968,897
Interest payments (2)	131,130	219,350	162,155	128,590	99,457	212,614	$953,296
Operating leases	3,411	6,861	6,756	6,371	6,227	92,554	122,180
Total	$292,060	$1,484,073	$815,570	$1,654,437	$725,810	$2,072,423	$7,044,373

(1)	Debt includes scheduled principal amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable.

(2)
We incur variable rate interest on $297.0 million and $600.0 million of debt related to the Unsecured Credit Facility and Term Loan, respectively. The margin associated with Unsecured Credit Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans. The margin on the Unsecured Credit Facility was 1.50% as of June 30, 2015. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% as of June 30, 2015.

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

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Change

Number of properties	516	516	—
Percent billed	90.3%	90.5%	(0.2%)
Percent leased	92.5%	92.5%	—%

Revenues
Rental income	$227,511	$221,756	$5,755
Expense reimbursements	65,476	65,428	48
Percentage rents	2,061	1,623	438
	295,048	288,807	6,241
Operating expenses
Operating costs	(30,498)	(31,755)	1,257
Real estate taxes	(44,003)	(43,531)	(472)
Provision for doubtful accounts	(2,487)	(2,986)	499
	(76,988)	(78,272)	1,284
Same property NOI	$218,060	$210,535	$7,525

Same Property NOI increased $7.5 million or 3.6% for the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in ABR from same store properties and an increase in expense recovery percentage from 86.9% in 2014 to 87.9% in 2015.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Change

Number of properties	516	516	—
Percent billed	90.3%	90.5%	(0.2%)
Percent leased	92.5%	92.5%	—%

Revenues
Rental income	$452,861	$441,390	$11,471
Expense reimbursements	135,100	133,806	1,294
Percentage rents	3,541	3,040	501
	591,502	578,236	13,266
Operating expenses
Operating costs	(65,773)	(66,435)	662
Real estate taxes	(87,990)	(87,719)	(271)
Provision for doubtful accounts	(4,918)	(5,853)	935
	(158,681)	(160,007)	1,326
Same property NOI	$432,821	$418,229	$14,592

Same Property NOI increased $14.6 million or 3.5% for the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in ABR from same store properties and an increase in expense recovery percentage from 86.8% in 2014 to 87.9% in 2015.

The following table provides a reconciliation of Net income attributable to Brixmor Property Group Inc. to Same Property NOI for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Brixmor Property Group Inc.	$54,112	$23,473	$84,535	$38,874
Adjustments:
Revenue adjustments (1)	(16,171)	(17,625)	(33,985)	(34,337)
Depreciation and amortization	104,441	109,600	212,985	222,820
Impairment of real estate assets	—	—	807	—
General and administrative	20,285	19,939	51,000	39,597
Total other expense	55,162	68,520	117,524	140,437
Equity in income of unconsolidated joint ventures	(110)	(71)	(225)	(136)
Gain on disposition of investments in unconsolidated joint ventures	—	—	—	(1,820)
Pro rata share of same property NOI of unconsolidated joint ventures	186	172	365	362
Income from discontinued operations	—	(18)	—	(19,267)
Net income attributable to non-controlling interests	1,055	7,825	1,768	34,164
Non-same property NOI	(900)	(1,280)	(1,953)	(2,465)
Same property NOI	$218,060	$210,535	$432,821	$418,229

(1)	Includes adjustments for lease settlement income, straight-line rents, above- and below-market rent amortization, net and fee income from managed properties and unconsolidated joint ventures.

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

Our reconciliation of Brixmor Property Group Inc’s net income to FFO and FFO attributable to stockholders and non-controlling interest convertible into common stock for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$55,167	$31,298	$86,303	$73,038
Gain on disposition of operating properties	(9,224)	—	(9,224)	(14,804)
Gain on disposition of unconsolidated joint ventures	—	—	—	(1,820)
Depreciation and amortization-real estate related-continuing operations	103,087	109,007	210,277	221,544
Depreciation and amortization-real estate related-discontinued operations	—	66	—	545
Depreciation and amortization-real estate related-unconsolidated joint ventures	21	21	43	123
Impairment of operating properties	—	—	807	—
FFO	149,051	140,392	288,206	278,626
Adjustments attributable to non-controlling interests not convertible into common stock	—	(322)	—	(5,878)
FFO attributable to stockholders and non-controlling interests convertible into common stock	$149,051	$140,070	$288,206	$272,748

FFO per share/OP Unit - diluted	$0.49	$0.46	$0.95	$0.90
Weighted average shares/OP Units outstanding - basic and diluted (1)	304,826	304,390	304,730	304,253

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of certain BPG Sub shares and OP Units to common stock of the Company and the vesting of certain restricted stock awards.

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.
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

Item 6.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Form of Restricted Stock Unit Agreement of Brixmor Property Group Inc.	10-Q	001-36160	4/27/15	10.1
10.2	Form of LTIP Unit Agreement of Brixmor Operating Partnership LP	10-Q	001-36160	4/27/15	10.2
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Section 13(r) Disclosure	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: July 27, 2015	By:	/s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 27, 2015	By:	/s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2015	By:	/s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: July 27, 2015	By:	/s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 27, 2015	By:	/s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2015	By:	/s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)