Form 10-Q
period 2015-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2015-10-26
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
450 Lexington Avenue, New York, New York 10017
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
As of October 1, 2015, Brixmor Property Group Inc. had 298,488,602 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of September 30, 2015, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, approximately 98.1% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the Company’s management collectively owned the remaining 1.9% interest in the Operating Partnership.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2015	December 31, 2014
Assets
Real estate
Land	$2,015,176	$2,000,415
Buildings and improvements	8,895,181	8,801,834
	10,910,357	10,802,249
Accumulated depreciation and amortization	(1,798,676)	(1,549,234)
Real estate, net	9,111,681	9,253,015

Investments in and advances to unconsolidated joint ventures	5,047	5,072
Cash and cash equivalents	37,983	60,595
Restricted cash	52,763	53,164
Marketable securities	24,589	20,315
Receivables, net of allowance for doubtful accounts of $14,500 and $14,070	171,914	182,424
Deferred charges and prepaid expenses, net	106,512	94,269
Other assets	17,134	13,059
Total assets	$9,527,623	$9,681,913

Liabilities
Debt obligations, net	$5,969,336	$6,022,508
Accounts payable, accrued expenses and other liabilities	626,600	679,102
Total liabilities	6,595,936	6,701,610

Commitments and contingencies (Note 12)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 298,488,602 and 296,552,142 shares outstanding	2,985	2,966
Additional paid in capital	3,260,930	3,223,941
Accumulated other comprehensive loss	(6,227)	(4,435)
Distributions in excess of net income/loss	(382,797)	(318,762)
Total stockholders’ equity	2,874,891	2,903,710
Non-controlling interests	56,796	76,593
Total equity	2,931,687	2,980,303
Total liabilities and equity	$9,527,623	$9,681,913
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental income	$245,829	$240,820	$733,429	$717,975
Expense reimbursements	65,304	63,479	200,570	197,730
Other revenues	1,892	2,170	6,430	6,290
Total revenues	313,025	306,469	940,429	921,995

Operating expenses
Operating costs	27,952	28,792	93,779	95,556
Real estate taxes	45,472	44,346	133,635	132,592
Depreciation and amortization	102,439	111,104	315,424	333,924
Provision for doubtful accounts	1,953	2,771	6,973	8,617
Impairment of real estate assets	—	—	807	—
General and administrative	22,030	19,624	73,030	59,221
Total operating expenses	199,846	206,637	623,648	629,910

Other income (expense)
Dividends and interest	57	169	241	436
Interest expense	(61,567)	(65,545)	(186,289)	(199,464)
Gain on sale of real estate assets	—	—	9,224	378
Gain (loss) on extinguishment of debt, net	137	460	922	(2,573)
Other	2,880	(1,205)	(115)	(5,335)
Total other expense	(58,493)	(66,121)	(176,017)	(206,558)

Income before equity in income of unconsolidated joint ventures	54,686	33,711	140,764	85,527
Equity in income of unconsolidated joint ventures	133	112	358	248
Gain on disposition of investments in unconsolidated joint ventures	—	—	—	1,820
Income from continuing operations	54,819	33,823	141,122	87,595

Discontinued operations
Income from discontinued operations	—	41	—	4,881
Gain on disposition of operating properties	—	—	—	14,426
Income from discontinued operations	—	41	—	19,307

Net income	54,819	33,864	141,122	106,902

Net income attributable to non-controlling interests	(1,046)	(6,834)	(2,814)	(40,998)

Net income attributable to common stockholders	$53,773	$27,030	$138,308	$65,904
Per common share:
Income from continuing operations:
Basic	$0.18	$0.11	$0.46	$0.28
Diluted	$0.18	$0.11	$0.46	$0.28
Net income attributable to common stockholders:
Basic	$0.18	$0.11	$0.46	$0.28
Diluted	$0.18	$0.11	$0.46	$0.28
Weighted average shares:
Basic	298,464	244,078	297,714	233,781
Diluted	298,936	244,835	304,706	234,920
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$54,819	$33,864	$141,122	$106,902
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	(2,477)	1,998	(9,150)	(4,532)
Amortization of interest rate swaps to interest expense	2,365	2,519	7,319	7,473
Unrealized gain (loss) on marketable securities	21	(18)	39	5
Total other comprehensive income (loss)	(91)	4,499	(1,792)	2,946
Comprehensive income	54,728	38,363	139,330	109,848
Comprehensive income attributable to non-controlling interests	(1,046)	(6,834)	(2,814)	(40,998)
Comprehensive income attributable to the Company	$53,682	$31,529	$136,516	$68,850
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income/Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2014	229,689	$2,297	$2,543,690	$(6,812)	$(196,707)	$942,052	$3,284,520
Common stock dividends ($0.60 per common share)	—	—	—	—	(144,240)	—	(144,240)
Distributions to non-controlling interests	—	—	—	—	—	(38,589)	(38,589)
Redemption of Series A	—	—	6,222	—	—	(201,400)	(195,178)
Equity based compensation expense	—	—	5,404	—	—	1,615	7,019
Acquisition of non-controlling interests	—	—	437	—	—	(1,437)	(1,000)
Other comprehensive income	—	—	—	2,946	—	—	2,946
Conversion of Operating Partnership units and BPG Sub shares into common stock	15,406	154	155,086	—	—	(155,240)	—
Net income	—	—	—	—	65,904	40,032	105,936
Ending balance, September 30, 2014	245,095	$2,451	$2,710,839	$(3,866)	$(275,043)	$587,033	$3,021,414

Beginning balance, January 1, 2015	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303
Common stock dividends ($0.675 per common share)	—	—	—	—	(202,343)	—	(202,343)
Distributions to non-controlling interests	—	—	—	—	—	(4,554)	(4,554)
Equity based compensation expense	—	—	18,939	—	—	420	19,359
Issuance of common stock and OP Units	33	—	(743)	—	—	765	22
Other comprehensive loss	—	—	—	(1,792)	—	—	(1,792)
Conversion of Operating Partnership units into common stock	1,903	19	19,223	—	—	(19,242)	—
Shared-based awards retained for taxes	—	—	(430)	—	—	—	(430)
Net income	—	—	—	—	138,308	2,814	141,122
Ending balance, September 30, 2015	298,488	$2,985	$3,260,930	$(6,227)	$(382,797)	$56,796	$2,931,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$141,122	$106,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,424	334,515
Debt premium and discount amortization	(13,972)	(15,524)
Deferred financing cost amortization	6,236	6,708
Above- and below-market lease intangible amortization	(34,367)	(35,090)
Provisions for impairment	807	—
Gain on disposition of operating properties and disposition of investments in unconsolidated joint ventures	(9,224)	(16,624)
Equity based compensation	19,359	7,019
Other	106	(214)
Gain on extinguishment of debt, net	(4,502)	(4,245)
Changes in operating assets and liabilities:
Restricted cash	(1,782)	11,007
Receivables	10,502	6,513
Deferred charges and prepaid expenses	(23,932)	(29,787)
Other assets	(295)	357
Accounts payable, accrued expenses and other liabilities	6,442	753
Net cash provided by operating activities	411,924	372,290

Investing activities:
Improvements to and investments in real estate assets	(147,393)	(146,499)
Acquisitions of real estate assets	(52,278)	—
Proceeds from sales of real estate assets	41,795	2,778
Distributions from unconsolidated joint venture	—	187
Change in restricted cash attributable to investing activities	2,182	7,321
Purchase of marketable securities	(19,320)	(20,250)
Proceeds from sale of marketable securities	15,014	21,414
Net cash used in investing activities	(160,000)	(135,049)

Financing activities:
Repayment of debt obligations and financing liabilities	(733,815)	(827,460)
Repayment of borrowings under unsecured revolving credit facility	(1,118,475)	(675,047)
Proceeds from borrowings under unsecured revolving credit facility	619,000	826,343
Proceeds from unsecured term loan and notes	1,188,146	600,000
Deferred financing costs	(3,153)	(2,995)
Distributions to common stockholders	(201,398)	(124,128)
Distributions to non-controlling interests	(24,841)	(55,111)
Net cash used in financing activities	(274,536)	(258,398)

Change in cash and cash equivalents	(22,612)	(21,157)
Cash and cash equivalents at beginning of period	60,595	113,915
Cash and cash equivalents at end of period	$37,983	$92,758

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,131 and $2,776	$191,125	$216,720
Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	$—	$178,969
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2015	December 31, 2014
Assets
Real estate
Land	$2,015,176	$2,000,415
Buildings and improvements	8,895,181	8,801,834
	10,910,357	10,802,249
Accumulated depreciation and amortization	(1,798,676)	(1,549,234)
Real estate, net	9,111,681	9,253,015

Investments in and advances to unconsolidated joint ventures	5,047	5,072
Cash and cash equivalents	37,947	60,450
Restricted cash	52,763	53,164
Marketable securities	24,378	20,113
Receivables, net of allowance for doubtful accounts of $14,500 and $14,070	171,914	182,424
Deferred charges and prepaid expenses, net	106,512	94,269
Other assets	17,134	13,059
Total assets	$9,527,376	$9,681,566

Liabilities
Debt obligations, net	$5,969,336	$6,022,508
Accounts payable, accrued expenses and other liabilities	626,600	679,102
Total liabilities	6,595,936	6,701,610

Commitments and contingencies (Note 12)

Capital
Partnership common units: 304,286,518 and 304,246,750 units outstanding	2,937,656	2,984,381
Accumulated other comprehensive loss	(6,216)	(4,425)
Total capital	2,931,440	2,979,956
Total liabilities and capital	$9,527,376	$9,681,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental income	$245,829	$240,820	$733,429	$717,975
Expense reimbursements	65,304	63,479	200,570	197,730
Other revenues	1,892	2,170	6,430	6,290
Total revenues	313,025	306,469	940,429	921,995

Operating expenses
Operating costs	27,952	28,792	93,779	95,556
Real estate taxes	45,472	44,346	133,635	132,592
Depreciation and amortization	102,439	111,104	315,424	333,924
Provision for doubtful accounts	1,953	2,771	6,973	8,617
Impairment of real estate assets	—	—	807	—
General and administrative	22,030	19,624	73,030	59,221
Total operating expenses	199,846	206,637	623,648	629,910

Other income (expense)
Dividends and interest	57	169	241	436
Interest expense	(61,567)	(65,545)	(186,289)	(199,464)
Gain on sale of real estate assets	—	—	9,224	378
Gain (loss) on extinguishment of debt, net	137	460	922	(2,573)
Other	2,880	(1,205)	(115)	(5,335)
Total other expense	(58,493)	(66,121)	(176,017)	(206,558)

Income before equity in income of unconsolidated joint ventures	54,686	33,711	140,764	85,527
Equity in income of unconsolidated joint ventures	133	112	358	248
Gain on disposition of investments in unconsolidated joint ventures	—	—	—	1,820
Income from continuing operations	54,819	33,823	141,122	87,595

Discontinued operations
Income from discontinued operations	—	41	—	4,881
Gain on disposition of operating properties	—	—	—	14,426
Income from discontinued operations	—	41	—	19,307

Net income	54,819	33,864	141,122	106,902

Net income attributable to non-controlling interests	—	(322)	—	(966)

Net income attributable to Brixmor Operating Partnership LP	$54,819	$33,542	$141,122	$105,936
Net income attributable to:
Series A interest	$—	$—	$—	$21,014
Partnership common units	54,819	33,542	141,122	84,922
Net income attributable to Brixmor Operating Partnership LP	$54,819	$33,542	$141,122	$105,936
Per common unit:
Income from continuing operations:
Basic	$0.18	$0.11	$0.46	$0.28
Diluted	$0.18	$0.11	$0.46	$0.28
Net income attributable to partnership common units:
Basic	$0.18	$0.11	$0.46	$0.28
Diluted	$0.18	$0.11	$0.46	$0.28
Weighted average number of partnership common units:
Basic	304,270	302,890	303,899	302,407
Diluted	304,742	303,647	304,706	303,546
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$54,819	$33,864	$141,122	$106,902
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	(2,477)	1,998	(9,150)	(4,532)
Amortization of interest rate swaps to interest expense	2,365	2,519	7,319	7,473
Unrealized gain (loss) on marketable securities	21	(16)	40	2
Total other comprehensive income (loss)	(91)	4,501	(1,791)	2,943
Comprehensive income	54,728	38,365	139,331	109,845
Comprehensive income attributable to non-controlling interests	—	(322)	—	(966)
Comprehensive income attributable to Brixmor Operating Partnership LP	$54,728	$38,043	$139,331	$108,879
Comprehensive income attributable to:
Series A interest	$—	$—	$—	$21,014
Partnership common units	54,728	38,043	139,331	87,865
Comprehensive income attributable to Brixmor Operating Partnership LP	$54,728	$38,043	$139,331	$108,879
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Series A Interest	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2014	$3,108,398	$180,386	$(6,797)	$1,437	$3,283,424
Distributions to partners	(182,079)	—	—	—	(182,079)
Redemption of Series A interest	6,222	(201,400)	—	—	(195,178)
Equity based compensation expense	7,019	—	—	—	7,019
Acquisition of non-controlling interests	437	—	—	(1,437)	(1,000)
Other comprehensive income	—	—	2,943	—	2,943
Net income	84,922	21,014	—	—	105,936
Ending balance, September 30, 2014	$3,024,919	$—	$(3,854)	$—	$3,021,065

Beginning balance, January 1, 2015	$2,984,381	$—	$(4,425)	$—	$2,979,956
Distributions to partners	(206,798)	—	—	—	(206,798)
Equity based compensation expense	19,359	—	—	—	19,359
Other comprehensive loss	—	—	(1,791)	—	(1,791)
Issuance of OP Units	22		—		22
Share-based awards retained for taxes	(430)	—	—	—	(430)
Net income	141,122	—	—	—	141,122
Ending balance, September 30, 2015	$2,937,656	$—	$(6,216)	$—	$2,931,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$141,122	$106,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,424	334,515
Debt premium and discount amortization	(13,972)	(15,524)
Deferred financing cost amortization	6,236	6,708
Above- and below-market lease intangible amortization	(34,367)	(35,090)
Provisions for impairment	807	—
Gain on disposition of operating properties and disposition of investments in unconsolidated joint ventures	(9,224)	(16,624)
Equity based compensation	19,359	7,019
Other	106	(214)
Gain on extinguishment of debt, net	(4,502)	(4,245)
Changes in operating assets and liabilities:
Restricted cash	(1,782)	11,007
Receivables	10,502	6,513
Deferred charges and prepaid expenses	(23,932)	(29,787)
Other assets	(295)	357
Accounts payable, accrued expenses and other liabilities	6,444	760
Net cash provided by operating activities	411,926	372,297

Investing activities:
Improvements to and investments in real estate assets	(147,393)	(146,499)
Acquisitions of real estate assets	(52,278)	—
Proceeds from sales of real estate assets	41,795	2,778
Distributions from unconsolidated joint venture	—	187
Change in restricted cash attributable to investing activities	2,182	7,321
Purchase of marketable securities	(19,316)	(20,243)
Proceeds from sale of marketable securities	15,014	21,414
Net cash used in investing activities	(159,996)	(135,042)

Financing activities:
Repayment of debt obligations and financing liabilities	(733,815)	(827,460)
Repayment of borrowings under unsecured revolving credit facility	(1,118,475)	(675,047)
Proceeds from borrowings under unsecured revolving credit facility	619,000	826,343
Proceeds from unsecured term loan and notes	1,188,146	600,000
Deferred financing costs	(3,153)	(2,995)
Partner distributions	(206,266)	(177,531)
Distributions to non-controlling interests	(19,870)	(966)
Net cash used in financing activities	(274,433)	(257,656)

Change in cash and cash equivalents	(22,503)	(20,401)
Cash and cash equivalents at beginning of period	60,450	113,006
Cash and cash equivalents at end of period	$37,947	$92,605

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,131 and $2,776	$191,125	$216,720
Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	$—	$178,969
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

As of September 30, 2015, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 98.1% of the outstanding partnership common units of interest in the Operating Partnership (“OP Units”). Certain investments funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) and certain members of the Parent Company’s current and former management collectively owned the remaining 1.9% of the outstanding OP Units. Holders of OP Units (other than the Parent Company, BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of the Parent Company’s common stock or, at the Parent Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by the Parent Company is equivalent to the number of outstanding shares of the Parent Company’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of the Parent Company’s common stockholders.

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

Certain prior period balances in the accompanying unaudited Condensed Consolidated Statements of Operations have been reclassified to conform to the current period presentation for the results of discontinued operations and certain prior period balances in the accompanying unaudited Condensed Consolidated Balance Sheets have been reclassified to conform to the current period presentation for the adoption of Accounting Standards Update (“ASU”) 2015-03,“Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.”

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

Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2015 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2015 through the date the financial statements were issued.

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

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying unaudited Condensed Consolidated Financial Statements. The Operating Partnership, however, may be subject to certain state and local income taxes or franchise taxes. During the three and nine months ended September 30, 2015, the Company recognized $3.9 million of income related to certain federal and state tax contingencies. These amounts are included in Other on the Company's unaudited Condensed Consolidated Statements of Operations.

The Company has analyzed the tax position taken on income tax returns for the open 2012 through 2014 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2015 and December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU No. 2014-09, as amended by ASU No. 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is not permitted.  The Company is currently in the process of evaluating the impact the adoption of ASU No. 2014-09 will have on the unaudited Condensed Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the nine months ended September 30, 2015, the Company acquired the following properties, in separate transactions (dollars in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA
Retail Building at Bardin Place Center	Arlington, TX	Jun-15	$9,258	$—	$9,258	96,127
Larchmont Centre	Mt. Laurel, NJ	Jun-15	11,000	7,000	18,000	103,787
Webster Square Shopping Center	Marshfield, MA	Jun-15	31,950	—	31,950	182,756
			$52,208	$7,000	$59,208	382,670

The purchase price for these acquisitions has been allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The aggregate purchase price of the properties acquired during the nine months ended September 30, 2015, has been allocated as follows:

Assets
Land	$13,004
Buildings	35,606
Building Improvements	4,671
Tenant Improvements	2,335
Above Market Rents	95
In-Place Leases	4,101
Real estate, net	59,812
Deferred charges and prepaid expenses, net	1,792
Total assets	$61,604

Liabilities
Mortgage payable	$7,000
Mortgage Fair Value Adjustment	440
Debt obligations, net	7,440
Accounts payable, accrued expenses and other liabilities (Below Market Leases)	1,956
Total liabilities	9,396
Net Assets Acquired	$52,208

In addition the Company acquired the following land parcels adjacent to existing Company owned shopping centers in connection with its repositioning activities at those centers: (i) during the three months ended September 30, 2015, two land parcels for an aggregate purchase price of $6.5 million; (ii) during the nine months ended September 30, 2015, four land parcels for an aggregate purchase price of $8.6 million; and (iii) during the nine months ended September 30, 2014, three land parcels for an aggregate purchase price of $12.3 million.

The real estate operations acquired were not considered material to the Company, individually or in the aggregate, and therefore pro forma financial information is not necessary.

During the nine months ended September 30, 2015 the Company incurred acquisition related expenses of $1.6 million. These amounts are included in Other on the unaudited Condensed Consolidated Statements of Operations.

3.    Disposals, Discontinued Operations and Assets Held for Sale
During the nine months ended September 30, 2015, the Company disposed of four shopping centers and two outparcels for net proceeds of $41.8 million resulting in an aggregate gain of $9.2 million and an aggregate impairment of $0.8 million. The impairment charge was based upon the sales price in the signed contract with the third party buyer, adjusted to reflect associated disposition costs. These inputs are classified as Level 3 of the fair value hierarchy.
The Company had no properties held for sale as of September 30, 2015.

As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” there were no discontinued operations for the three and nine months ended September 30, 2015 as none of the current year disposals represented a strategic shift in the Company’s business that would qualify as discontinued operations. The following table provides a summary of revenues and expenses from properties included in discontinued operations during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Discontinued operations:
Revenues	$123	$637
Operating expenses	(82)	(1,571)
Other income (expense), net	—	5,815
Income from discontinued operating properties	41	4,881
Gain on disposition of operating properties	—	14,426
Income from discontinued operations	$41	$19,307

Discontinued operations includes the results of 34 shopping centers disposed of during the year ended December 31, 2014, including 33 shopping centers distributed to Blackstone in connection with the Company's initial public offering ("IPO").

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2015	December 31, 2014
Land	$2,015,176	$2,000,415
Buildings and improvements:
Building	7,355,922	7,332,073
Building and tenant improvements	652,530	552,351
Other rental property (1)	886,729	917,410
	10,910,357	10,802,249
Accumulated depreciation and amortization (1)	(1,798,676)	(1,549,234)
Total	$9,111,681	$9,253,015

(1)
At September 30, 2015 and December 31, 2014, Other rental property consisted of intangible assets including: (i) $805.7 million and $833.3 million, respectively, of in-place lease value, (ii) $81.1 million and $84.1 million, respectively, of above-market leases, and (iii) $592.7 million and $550.4 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at September 30, 2015 and December 31, 2014, the Company had intangible liabilities relating to below-market leases of $515.2 million and $528.7 million, respectively, and accumulated amortization of $230.9 million and $202.7 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets, are accreted over the term of each related lease, including any renewal periods, with fixed rentals that are considered to be below market.

Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the three months ended September 30, 2015 and 2014 was $10.8 million and $18.1 million, respectively. Amortization expense associated with the above mentioned intangible assets and liabilities recognized for the nine months ended September 30, 2015 and 2014 was $33.5 million and $58.4 million, respectively. The estimated net amortization expense associated with the Company’s intangible assets and liabilities for the next five years is as follows:

Year Ended December 31,	Estimated net amortization expense
2015 (remaining three months)	$9,400
2016	22,995
2017	11,161
2018	5,029
2019	2,908

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

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to changes in benchmark interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three and nine months ended September 30, 2015 and 2014, the Company did not enter into any new interest rate swap agreements.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2015 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of September 30, 2015 and December 31, 2014, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2015	December 31, 2014
Gross derivative assets	$—	$—
Gross derivative liabilities	(6,255)	(4,423)
Net derivative liability	$(6,255)	$(4,423)

The gross derivative liabilities are included in accounts payable, accrued expenses and other liabilities on the unaudited Condensed Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company's interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”)

and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The Company estimates that approximately $6.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2015 and 2014.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2015 and December 31, 2014, the Company did not have any material non-designated hedges.

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

6.    Debt Obligations
As of September 30, 2015 and December 31, 2014, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2015	December 31, 2014	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$2,615,067	$3,116,882	4.40% - 8.00%	2016 – 2024
Net unamortized premium	45,745	66,340
Net unamortized debt issuance cost(5)	(2,435)	(4,381)
Total mortgage and secured loans, net	$2,658,377	$3,178,841

Notes payables
Unsecured notes(3)	$1,218,453	$243,453	3.85% - 7.97%	2022 - 2029
Net unamortized discount	(4,834)	(3,153)
Net unamortized debt issuance cost(5)	(10,302)	—
Total notes payable, net	$1,203,317	$240,300

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$1,520,000	$2,019,475	1.65%	2017 – 2018
Unsecured Term Loan	600,000	600,000	1.65%	2019
Net unamortized debt issuance cost(5)	(12,358)	(16,108)
Total Unsecured Credit Facility and Term Loan	$2,107,642	$2,603,367

Total debt obligations, net	$5,969,336	$6,022,508

(1)
The Company’s mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of September 30, 2015 of approximately $3.9 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.93% as of September 30, 2015.

(3)	The weighted average interest rate on the Company’s unsecured notes was 3.91% as of September 30, 2015.

(4)
The Unsecured Credit Facility (as defined below) consists of a $1.25 billion revolving credit facility and a $1.5 billion term loan facility. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on the $1.5 billion term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 140 basis points. In February 2015, the Unsecured Credit Facility was amended to terminate the guarantees and release and discharge the Parent Guarantors from their respective obligations under the guarantees.

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

2015 Debt Transactions
In January 2015, the Operating Partnership issued $700.0 million aggregate principal amount of 3.850% Senior Notes due 2025 (the “2025 Notes”), the proceeds of which were used to repay outstanding borrowings under its $1.25 billion unsecured revolving credit facility that had been used to repay indebtedness and financial liabilities over the course of 2014.   The 2025 Notes bear interest at a rate of 3.850% per annum, payable semi-annually on February 1 and August 1 of each year. The 2025 Notes will mature on February 1, 2025. The 2025 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2025 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2025 Notes.  If the 2025 Notes are redeemed on or after November 1, 2024 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2025 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

In August 2015, the Operating Partnership issued $500.0 million aggregate principal amount of 3.875% Senior Notes due 2022 (the “2022 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's $1.25 billion unsecured revolving credit facility and $125 million aggregate principal amount of senior unsecured notes held at an indirect subsidiary of the Company, Brixmor LLC.  The 2022 Notes bear interest at a rate of 3.875% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2016. The 2022 Notes will mature on August 15, 2022. The 2022 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2022 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2022 Notes.  If the 2022 Notes are redeemed on or after June 15, 2022 (two months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2022 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

In addition, during the nine months ended September 30, 2015, the Company repaid $487.7 million of mortgages and secured loans and $225.0 million of unsecured notes, resulting in a $0.9 million net gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

Pursuant to the terms of an unsecured $600.0 million term loan (the “Term Loan”), a $2.75 billion senior unsecured credit facility (the “Unsecured Credit Facility”), the 2022 Notes and the 2025 Notes, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of September 30, 2015 and December 31, 2014, the Company had accrued interest of $23.3 million and $20.4 million outstanding, respectively. As of September 30, 2015, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2015 (remaining three months)	$8,142
2016	1,257,862
2017	369,659
2018	1,519,476
2019	620,126
Thereafter	2,178,255
Total debt maturities	5,953,520
Net unamortized premiums on mortgages	45,745
Net unamortized discount on notes	(4,834)
Net unamortized debt issuance costs	(25,095)
Total debt obligations	$5,969,336

7.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2015		December 31, 2014
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$2,658,377	$2,793,090	$3,178,841	$3,337,250
Notes payable	1,203,317	1,209,590	240,300	252,441
Unsecured credit facility and term loan	2,107,642	2,120,000	2,603,367	2,619,475
Total debt obligations	$5,969,336	$6,122,680	$6,022,508	$6,209,166

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

The Company’s marketable securities and interest rate derivatives are measured at fair value on a recurring basis. At September 30, 2015 and December 31, 2014, the fair values of the marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales and fall within Level 2 of the fair value hierarchy. See Note 5 for fair value information on the interest rate derivatives.

The Company’s impairment charges are measured at fair value on a non-recurring basis. See Note 3 for fair value information on the impairment charges.

8. Equity and Capital
During the nine months ended September 30, 2015, the Parent Company entered into an at-the-market equity offering program ("ATM") through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. There were no shares issued under the ATM for the three and nine months ended September 30, 2015. As of September 30, 2015, $400.0 million of common stock remained available for issuance under the ATM.

During the three months ended September 30, 2015 and 2014, the Company declared common stock dividends and OP unit distributions of $0.225 per share and $0.20 per share, respectively. During the nine months ended September 30, 2015 and 2014, the Company declared common stock dividends and OP unit distributions of $0.675 per share and $0.60 per share, respectively. As of September 30, 2015 and December 31, 2014, the Company had declared but unpaid common stock dividends and OP unit distributions of $69.7 million and $68.8 million, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

The non-controlling interests presented in these unaudited Condensed Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

Certain investments funds affiliated with The Blackstone Group L.P. and certain members of the Company’s management collectively owned 1.91% and 2.54% of the Operating Partnership’s outstanding vested partnership common units as of September 30, 2015 and December 31, 2014, respectively. During the nine months ended September 30, 2015, 1.9 million OP Units were converted to an equal number of the Company’s common shares.

9. Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provided them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by the Partnerships, in the form of Class B Units in each of the Partnerships. The awards were granted with service, performance and market conditions. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the “RSAs”). The RSAs are subject to the same vesting terms as those applicable to the exchanged Class B Units. During the nine months ended September 30, 2015, the achievement of the performance condition became probable and the Company recognized $9.9 million of equity based compensation expense as a component of General and administrative expense in the Consolidated Statements of Operations.

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

During the nine months ended September 30, 2015 and year ended December 31, 2014, the Company granted restricted stock units (“RSUs”) in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.6 million and 0.6 million for the nine months ended September 30, 2015 and year ended December 31, 2014, respectively, with service periods ranging from one to five years.

The Company recognized $3.8 million and $1.9 million of equity based compensation expense for the three months ended September 30, 2015 and 2014, respectively. The Company recognized $19.3 million and $7.0 million of equity based compensation expense for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had $14.6 million of total unrecognized compensation cost related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2015 and 2014:

	Three Month Ended September 30,		Nine Month Ended September 30,
	2015	2014	2015	2014
Computation of Basic Earnings Per Share:
Income from continuing operations	$54,819	$33,823	$141,122	$87,595
Income attributable to non-controlling interests	(1,046)	(6,826)	(2,814)	(21,778)
Non-forfeitable dividends on unvested restricted shares	(6)	(268)	(17)	(805)
Income from continuing operations attributable to common stockholders	53,767	26,729	138,291	65,012
Income from discontinued operations, net of non-controlling interests	—	33	—	87
Net income attributable to the Company’s common stockholders for basic earnings per share	$53,767	$26,762	$138,291	$65,099

Weighted average number shares outstanding - basic	298,464	244,078	297,714	233,781

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Income from continuing operations	$0.18	$0.11	$0.46	$0.28
Income from discontinued operations	—	—	—	—
Net income	$0.18	$0.11	$0.46	$0.28

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common stockholders	$53,767	$26,729	$138,291	$65,012
Allocation to convertible non-controlling interests	—	—	2,814	—
Income from continuing operations attributable to common stockholders for diluted earnings per share	53,767	26,729	141,105	65,012
Income from discontinued operations, net of nonconvertible non-controlling interests	—	33	—	87
Net income attributable to the Company’s common stockholders for diluted earnings per share	$53,767	$26,762	$141,105	$65,099

Weighted average shares outstanding - basic	298,464	244,078	297,714	233,781
Effect of dilutive securities:
Conversion of OP Units	—	—	6,185	—
Equity awards	472	757	807	1,139
Weighted average shares outstanding - diluted	298,936	244,835	304,706	234,920

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Income from continuing operations	$0.18	$0.11	$0.46	$0.28
Income from discontinued operations	—	—	—	—
Net income	$0.18	$0.11	$0.46	$0.28

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Computation of Basic Earnings Per Unit:
Income from continuing operations	$54,819	$33,823	$141,122	$87,595
Income attributable to non-controlling interests	—	(322)	—	(2,786)
Non-forfeitable dividends on unvested restricted shares	(6)	(268)	(17)	(805)
Income from continuing operations attributable to partnership common units	54,813	33,233	141,105	84,004
Income from discontinued operations, net of Series A interest	—	41	—	113
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$54,813	$33,274	$141,105	$84,117

Weighted average number of common units outstanding - basic	304,270	302,890	303,899	302,407

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income from continuing operations	$0.18	$0.11	$0.46	$0.28
Income from discontinued operations	—	—	—	—
Net Income	$0.18	$0.11	$0.46	$0.28

Computation of Diluted Earnings Per Unit:
Income from continuing operations attributable to partnership common units	$54,813	$33,233	$141,105	$84,004
Income from discontinued operations, net of Series A interest	—	41	—	113
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$54,813	$33,274	$141,105	$84,117

Weighted average common units outstanding - basic	304,270	302,890	303,899	302,407
Effect of dilutive securities:
Equity awards	472	757	807	1,139
Weighted average common units outstanding - diluted	304,742	303,647	304,706	303,546

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income from continuing operations	$0.18	$0.11	$0.46	$0.28
Income from discontinued operations	—	—	—	—
Net Income	$0.18	$0.11	$0.46	$0.28

12.    Commitments and Contingencies
Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the three months ended September 30, 2015 and 2014, the Company recognized rent expense associated with these leases of $2.4 million and $2.3 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized rent expense associated with these leases of $7.4 million and $7.1 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2015 (remaining three months)	$1,470
2016	6,899
2017	6,788
2018	6,403
2019	6,258
Thereafter	92,738
Total minimum annual rental commitments	$120,556

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

As of December 31, 2014, receivables from related parties were $4.2 million, which are included in Receivables, net in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2015, there were no material receivables from related parties. As of September 30, 2015 and December 31, 2014 there were no material payables to related parties.

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

Executive Summary
Our Company
We operate the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our high quality national portfolio is diversified by geography, tenancy and retail format, and our shopping centers are primarily anchored by market-leading grocers. The Parent Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and has maintained such requirements for our taxable year ended December 31, 2014, and expects to satisfy such requirements for subsequent taxable years.

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

We expect the following set of core competencies to position us to execute on our growth strategies:

•
Anchor Space Repositioning / Redevelopment / Outparcel Development Expertise - We have been a top redeveloper over the past decade, according to Chain Store Age magazine, having completed anchor space repositioning / redevelopment projects totaling over $1 billion since January 1, 2003.

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

Portfolio and Financial Highlights

•
As of September 30, 2015, we owned interests in 519 shopping centers (the “Portfolio”), including 518 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•
Billed occupancy for the Portfolio was 90.9% and 90.8% as of September 30, 2015 and 2014, respectively. Leased occupancy for the Portfolio was 92.6% and 92.7% as of September 30, 2015 and 2014, respectively.

•
During the three months ended September 30, 2015, we executed 474 leases in our Portfolio totaling 3.3 million square feet of GLA, including 126 new leases totaling 0.6 million square feet of GLA and 348 renewals totaling 2.7 million square feet of GLA. The average annualized cash base rent (“ABR”) under the new leases increased 49.0% from the prior tenant’s ABR and increased 15.2% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $16.35 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $12.88. The cost per square foot for tenant improvements and leasing commissions for new leases was $24.71 and $4.14, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $1.67 and $0.02, respectively.

•
During the nine months ended September 30, 2015, we executed 1,464 leases in our Portfolio totaling 9.5 million square feet of GLA, including 501 new leases totaling 2.3 million square feet of GLA and 963 renewals totaling 7.2 million square feet of GLA. The ABR under the new leases increased 46.2% from the prior tenant’s ABR and increased 15.0% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $15.86 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $12.97. The cost per square foot for tenant improvements and leasing commissions for new leases was $19.78 and $3.32, respectively. The cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.96 and $0.02, respectively.

Acquisition Activity

•
During the nine months ended September 30, 2015, we acquired two shopping centers and a retail building in one of our existing shopping centers for $59.2 million including the assumption of $7.0 million of mortgage debt.

Disposition Activity

•	During the nine months ended September 30, 2015, we disposed of four shopping centers and two outparcels for net proceeds of $41.8 million.

Results of Operations
The results of operations discussion is combined for the Parent Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
Revenues (in thousands)

	Three Months Ended September 30,
	2015	2014	$ Change
Revenues
Rental income	$245,829	$240,820	$5,009
Expense reimbursements	65,304	63,479	1,825
Other revenues	1,892	2,170	(278)
Total revenues	$313,025	$306,469	$6,556

Rental income
The increase in rental income for the three months ended September 30, 2015 of $5.0 million, as compared to the corresponding period in 2014, was primarily due to a $4.4 million increase in ABR driven primarily by contractual rent increases as well as an increase in leasing spreads of 15.0% for both new and renewal leases.

Expense reimbursements
The expense recovery percentage for our properties increased to 88.9% for 2015, as compared to 86.8% for the same period in 2014, primarily due to an increase in reimbursable expenses and an increased recoveries from year-end billings.

Other revenues
The decrease in other revenues for the three months ended September 30, 2015 of $0.3 million, as compared to the corresponding period in 2014, was primarily due to a decrease in the number of managed properties.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2015	2014	$ Change
Operating expenses
Operating costs	$27,952	$28,792	$(840)
Real estate taxes	45,472	44,346	1,126
Depreciation and amortization	102,439	111,104	(8,665)
Provision for doubtful accounts	1,953	2,771	(818)
General and administrative	22,030	19,624	2,406
Total operating expenses	$199,846	$206,637	$(6,791)

Operating costs
The decrease in operating costs for the three months ended September 30, 2015 of $0.8 million, as compared to the corresponding period in 2014, was primarily due to a decrease in insurance expenses.

Real estate taxes
The increase in real estate taxes for the three months ended September 30, 2015 of $1.1 million, as compared to the corresponding period in 2014, was primarily due to increased tax assessments on several of our properties, primarily in Texas.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended September 30, 2015 of $8.7 million, as compared to the corresponding period in 2014, was primarily due to a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The decrease in provisions for doubtful accounts for the three months ended September 30, 2015 of $0.8 million, as compared to the corresponding period in 2014, was primarily due to a decrease in tenant receivables.

General and administrative
The increase in general and administrative costs for the three months ended September 30, 2015 of $2.4 million, as compared to the corresponding period in 2014, was primarily due to an increase in equity based compensation expense associated with an increase in the estimated number of performance-based long-term incentive awards that will vest.

During the three months ended September 30, 2015 and 2014, we capitalized personnel costs of $1.6 million and $1.5 million, respectively, to building and improvements for anchor space repositioning and redevelopment projects and $3.7 million and $4.0 million, respectively, to deferred charges and prepaid expenses, net for deferred leasing costs.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2015	2014	$ Change
Other income (expense)
Dividends and interest	$57	$169	$(112)
Interest expense	(61,567)	(65,545)	3,978
Gain (loss) on extinguishment of debt, net	137	460	(323)
Other	2,880	(1,205)	4,085
Total other income (expense)	$(58,493)	$(66,121)	$7,628

Dividends and interest
The decrease in dividends and interest for the three months ended September 30, 2015 of $0.1 million, as compared to the corresponding period in 2014, was primarily due to the 2015 repayment of a $4.1 million interest-bearing receivable.

Interest expense
The decrease in interest expense for the three months ended September 30, 2015 of $4.0 million, as compared to the corresponding period in 2014, was primarily due to the 2014 repayment of $1.0 billion of debt with a weighted-average interest rate of 5.59%, and the 2015 repayment of $712.7 million of debt with a weighted-average interest rate of 5.85%, which decreased interest expense by $13.1 million, partially offset by an increase of $9.0 million of interest expense on our Unsecured Credit Facility, the 2022 Notes and the 2025 Notes. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility, the Term Loan, the issuance of the 2022 Notes and the 2025 Notes which had a weighted average interest rate of 2.72% as of September 30, 2015.

Gain (loss) on extinguishment of debt, net
During the three months ended September 30, 2015, we repaid $106.4 million of mortgages and secured loans and $125.0 million of unsecured notes, resulting in a $0.1 million net gain on extinguishment of debt. During the three months ended September 30, 2014, we repaid $5.1 million of mortgages and secured loans, resulting in a $0.5 million net gain on extinguishment of debt.

Other
The increase in other income, net for the three months ended September 30, 2015 of $4.1 million, as compared to the corresponding period in 2014, was primarily due to $3.9 million of income in 2015 related to certain federal and state tax contingencies.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three Months Ended September 30,
	2015	2014	$ Change
Equity in income of unconsolidated joint ventures	$133	$112	$21

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained approximately the same for the three months ended September 30, 2015 as compared to the corresponding period in 2014.

Discontinued Operations (in thousands)

	Three Months Ended September 30,
	2015	2014	$ Change
Discontinued operations
Income from discontinued operations	$—	$41	$(41)
Income from discontinued operations	$—	$41	$(41)

Discontinued Operations
As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” there were no disposals classified as discontinued operations for the three months ended September 30, 2015.

Results from discontinued operations for the three months ended September 30, 2014 include the results of 34 shopping centers disposed of during the year ended December 31, 2014, including 33 shopping centers distributed to Blackstone in connection with the Company's IPO.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
Revenues (in thousands)

	Nine Months Ended September 30,
	2015	2014	$ Change
Revenues
Rental income	$733,429	$717,975	$15,454
Expense reimbursements	200,570	197,730	2,840
Other revenues	6,430	6,290	140
Total revenues	$940,429	$921,995	$18,434

Rental income
The increase in rental income for the nine months ended September 30, 2015 of $15.5 million, as compared to the corresponding period in 2014, was primarily due to a $12.6 million increase in ABR driven primarily by contractual rent increases as well as an increase in leasing spreads of 15.0% for both new and renewal leases.

Expense reimbursements
The expense recovery percentage for our properties increased to 88.2% for 2015, as compared to 86.7% for the same period in 2014, primarily due to increased recoveries from year-end billings.

Other revenues
Other revenues remained approximately the same for the nine months ended September 30, 2015 as compared to the corresponding period in 2014.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2015	2014	$ Change
Operating expenses
Operating costs	$93,779	$95,556	$(1,777)
Real estate taxes	133,635	132,592	1,043
Depreciation and amortization	315,424	333,924	(18,500)
Provision for doubtful accounts	6,973	8,617	(1,644)
Impairment of real estate assets	807	—	807
General and administrative	73,030	59,221	13,809
Total operating expenses	$623,648	$629,910	$(6,262)

Operating costs
The decrease in operating costs for the nine months ended September 30, 2015 of $1.8 million, as compared to the corresponding period in 2014, was primarily due to a decrease in insurance expenses.

Real estate taxes
The increase in real estate taxes for the nine months ended September 30, 2015 of $1.0 million, as compared to the corresponding period in 2014, was primarily due to increased tax assessments on several of our properties, primarily in Texas.

Depreciation and amortization
The decrease in depreciation and amortization for the nine months ended September 30, 2015 of $18.5 million, as compared to the corresponding period in 2014, was primarily due to a decrease in intangible asset amortization due to tenant lease expirations and lease terminations.

Provision for doubtful accounts
The decrease in provisions for doubtful accounts for the nine months ended September 30, 2015 of $1.6 million, as compared to the corresponding period in 2014, was primarily due to a decrease in tenant receivables.

Impairment of real estate assets
During the nine months ended September 30, 2015, we incurred an impairment of $0.8 million resulting from the sale of one of our shopping centers.

General and administrative
The increase in general and administrative costs for the nine months ended September 30, 2015 of $13.8 million, as compared to the corresponding period in 2014, was primarily due to a $12.4 million increase in equity based compensation expense.  The equity based compensation expense increase is primarily the result of a performance condition associated with the vesting of certain shares becoming probable.

During the nine months ended September 30, 2015 and 2014, we capitalized personnel costs of $4.6 million and $4.4 million, respectively, to building and improvements for anchor space repositioning and redevelopment projects and $11.2 million and $11.5 million, respectively, to deferred charges and prepaid expenses, net for deferred leasing costs.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2015	2014	$ Change
Other income (expense)
Dividends and interest	$241	$436	$(195)
Interest expense	(186,289)	(199,464)	13,175
Gain on sale of real estate assets	9,224	378	8,846
Gain (loss) on extinguishment of debt, net	922	(2,573)	3,495
Other	(115)	(5,335)	5,220
Total other income (expense)	$(176,017)	$(206,558)	$30,541

Dividends and interest
The decrease in dividends and interest for the nine months ended September 30, 2015 of $0.2 million, as compared to the corresponding period in 2014, was primarily due to the 2015 repayment of a $4.1 million interest-bearing receivable.

Interest expense
The decrease in interest expense for the nine months ended September 30, 2015 of $13.2 million, as compared to the corresponding period in 2014, was primarily due to the 2014 repayment of $1.0 billion of debt with a weighted-average interest rate of 5.59%, and the 2015 repayment of $712.7 million of debt with a weighted-average interest rate of 5.85%, which decreased interest expense by $33.7 million, partially offset by an increase of $21.0 million of interest expense on our Unsecured Credit Facility, the 2022 Notes and the 2025 Notes. The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility, Term Loan and the issuance of the 2022 Notes and the 2025 Notes which had a weighted average interest rate of 2.72% as of September 30, 2015.

Gain on sale of real estate assets
During the nine months ended September 30, 2015, we disposed of three shopping centers and two outparcels for net proceeds of $31.9 million resulting in an aggregate gain of $9.2 million. During the nine months ended September 30, 2014, we disposed of one building for net proceeds of $2.8 million resulting in a gain of $0.4 million.

Gain (loss) on extinguishment of debt, net
During the nine months ended September 30, 2015, we repaid $487.7 million of mortgages and secured loans and $225.0 million of unsecured notes, resulting in a $0.9 million net gain on extinguishment of debt. During the nine months ended September 30, 2014, we repaid $684.4 million of mortgages and secured loans and $60.0 million of unsecured notes resulting in a $2.6 million net loss on extinguishment of debt.

Other
The decrease in other expense, net for the nine months ended September 30, 2015 of $5.2 million, as compared to the corresponding period in 2014, was primarily due to $3.9 million of income in 2015 related to certain federal and state tax contingencies and a $1.4 million expense in 2014 related to a litigation settlement.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Nine Months Ended September 30,
	2015	2014	$ Change
Equity in income of unconsolidated joint ventures	$358	$248	$110
Gain on disposition of investments in unconsolidated joint ventures	—	1,820	(1,820)

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained approximately the same for the nine months ended September 30, 2015 as compared to the corresponding period in 2014.

Gain on disposition of investments in unconsolidated joint ventures
During the nine months ended September 30, 2014, in connection with our IPO, we distributed our interests in three unconsolidated joint ventures to Blackstone resulting in a gain on disposition of $1.8 million.

Discontinued Operations (in thousands)

	Nine Months Ended September 30,
	2015	2014	$ Change
Discontinued operations
Income from discontinued operations	$—	$4,881	$(4,881)
Gain on disposition of operating properties	—	14,426	(14,426)
Income from discontinued operations	$—	$19,307	$(19,307)

Discontinued Operations
As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” there were no disposals classified as discontinued operations for the nine months ended September 30, 2015.

Results from discontinued operations for the nine months ended September 30, 2014 include the results of 34 shopping centers disposed of during the year ended December 31, 2014, including 33 shopping centers distributed to Blackstone in connection with the Company's IPO.

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
Our primary expected sources and uses and capital are as follows:

Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt;

•	asset sales; and

•	issuance of equity securities.

Uses
Short term:

•	leasing costs and tenant improvements allowances;

•	active anchor space repositioning/redevelopments;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	dividend/distribution payments.

Long term:

•	major active redevelopments, renovation or expansion programs at individual properties;

•	acquisitions; and

•	debt maturities.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by operating activities	$411,924	$372,290
Cash flows used in investing activities	$(160,000)	$(135,049)
Cash flows used in financing activities	$(274,536)	$(258,398)

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by operating activities	$411,926	$372,297
Cash flows used in investing activities	$(159,996)	$(135,042)
Cash flows used in financing activities	$(274,433)	$(257,656)

Operating Activities
Cash and cash equivalents for the Parent Company were $38.0 million and $92.8 million as of September 30, 2015 and 2014, respectively. Cash and cash equivalents for the Operating Partnership were $37.9 million and $92.6 million as of September 30, 2015 and 2014 respectively.

Our net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and tenant expense reimbursements  and cash outflows for property operating expenses, real estate taxes, general and administrative expenses and interest payments.

For the nine months ended September 30, 2015, the Company’s net cash flow provided by operating activities increased $39.6 million as compared to the corresponding period in 2014. The increase is primarily due to (i) an increase in Same Property NOI, (ii) a decrease in interest expense due to a decrease in the weighted average interest rate on outstanding indebtedness, and (iii) an increase in working capital due to an increase in accounts payable accrued expenses and other liabilities due to timing of payments, partially offset by a reduction in cash flows from restricted cash.

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

For the nine months ended September 30, 2015, the Company’s net cash flow used in investing activities increased $25.0 million as compared to the corresponding period in 2014. The increase was primarily due to (i) an increase of $52.3 million in acquisitions of real estate assets, (ii) a decrease of $5.1 million in restricted cash attributable to investing activities and (iii) a decrease of $6.4 million in proceeds from the sale of marketable securities, partially offset by (iv) an increase of $39.0 million in proceeds from sales of real estate assets.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2015 and 2014, the Company expended $147.4 million and $146.5 million, respectively, on improvements to and investments in real estate assets.

Recurring capital expenditures are costs to maintain properties and their common areas including new roofs and paving of parking lots. Recurring capital expenditures per square foot for the nine months ended September 30, 2015 and 2014, were $0.18 and $0.23, respectively.

In addition to recurring capital expenditures, we evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning / redevelopment opportunities / outparcel development opportunities. We have intensified our focus on enhancing the quality of our assets and improving the customer experience through a unified organizational effort known as "Raising the Bar." These efforts are tenant-driven and focus on renovating, re-tenanting and repositioning assets and generally present higher risk-adjusted returns than new developments. Such initiatives are focused on upgrading our centers with strong, best-in-class anchors and transforming such properties’ overall merchandise mix and tenant quality.  Potential new projects include value-creation opportunities that have been previously identified within the Portfolio, as well as new opportunities created by the lack of meaningful community and neighborhood shopping center development in the United States. We may occasionally seek to acquire non-owned anchor spaces and land parcels at or adjacent to our shopping centers in order to facilitate redevelopment projects. In addition, as we own a vast majority of our anchor spaces greater than 35,000 sq. ft., we have important operational control over the positioning of our shopping centers in the event an anchor ceases to operate and flexibility in working with new and existing anchor tenants as they seek to expand or reposition their stores. Currently, our anchor space repositioning / redevelopments / outparcel developments in our Portfolio relate to 48 projects for which we anticipate incurring approximately $110.6 million in improvements, of which $60.9 million had not yet been incurred as of September 30, 2015.

Acquisitions of and proceeds from sales of real estate assets
Although we expect that the major drivers of our growth will come from our existing Portfolio, we will continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist. We may also dispose of properties when we feel growth has been maximized. During the nine months ended September 30, 2015, we acquired two properties and a retail building in one of our existing shopping centers and we disposed of four properties and two outparcels.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness and prevailing market conditions associated with each source of capital.

For the nine months ended September 30, 2015, the Parent Company’s net cash used in financing activities increased $16.1 million as compared to the corresponding period in 2014. The increase was primarily due to a $47.0 million net increase in distributions to stockholders and non-controlling interests, partially offset by a $31.0 million decrease in debt repayments, net of borrowings.

For the nine months ended September 30, 2015, the Operating Partnership’s net cash used in financing activities increased $16.8 million as compared to the corresponding period in 2014. The increase was primarily due to a $47.6 million increase in distributions to partners and non-controlling interests, partially offset by a $31.0 million decrease in debt repayments, net of borrowings.

Our current capital structure provides us with financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have an Unsecured Credit Facility consisting of a $1.5 billion term loan and a $1.25 billion revolving credit facility, with a lending group comprised of top-tier financial institutions under which we had $1.23 billion of undrawn capacity as of September 30, 2015. We believe we have strong access to multiple forms of capital, including unsecured corporate level debt, preferred equity and additional credit facilities. We continue to maintain the investment grade credit ratings from all three major credit rating agencies received during 2014. We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, and further expand our unencumbered asset pool.

During the nine months ended September 30, 2015, the Operating Partnership issued $700.0 million aggregate principal amount of the 2025 Notes and $500.0 million aggregate principal amount of the 2022 Notes, the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's $1.25 billion unsecured revolving credit facility and $125 million aggregate principal amount of senior unsecured notes held at an indirect subsidiary of the Company, Brixmor LLC. In addition, during the nine months ended September 30, 2015, we repaid $487.7 million of mortgages and secured loans and $225.0 million of unsecured notes. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility. During the remainder of 2015, we do not have any mortgage loans and notes scheduled to mature and we have $8.1 million of scheduled mortgage amortization payments. We currently intend to repay the scheduled amortization payments with operating cash.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, we generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for the expansion and renovation of shopping centers in our portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the nine months ended September 30, 2015 and 2014 were $205.8 million and $178.2 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.225 per common share and OP Unit for the third quarter of 2015. The dividend was paid on October 15, 2015 to shareholders of record on October 5, 2015. Our Board of Directors declared a quarterly cash dividend of $0.245 per common share and OP Unit for the fourth quarter of 2015. The dividend is payable on January 15, 2016 to shareholders of record on January 6, 2016.

Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers and corporate offices.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of September 30, 2015.

Contractual Obligations	Payment due by period
(in thousands)	2015 (Remaining Three Months)	2016	2017	2018	2019	Thereafter	Total
Debt (1)	$8,142	$1,257,862	$369,659	$1,519,476	$620,126	$2,178,255	$5,953,520
Interest payments (2)	54,160	226,205	170,726	139,880	110,451	265,803	967,225
Operating leases	1,470	6,899	6,788	6,403	6,258	92,738	120,556
Total	$63,772	$1,490,966	$547,173	$1,665,759	$736,835	$2,536,796	$7,041,301

(1)	Debt includes scheduled principal amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable.

(2)
We incur variable rate interest on $20.0 million and $600.0 million of debt related to the Unsecured Credit Facility and Term Loan, respectively. The margin associated with Unsecured Credit Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans. The margin on the Unsecured Credit Facility was 1.40% as of September 30, 2015. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% as of September 30, 2015.

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

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	Change

Number of properties	516	516	—
Percent billed	90.9%	90.8%	0.1%
Percent leased	92.6%	92.7%	(0.1%)

Revenues
Rental income	$229,401	$222,984	$6,417
Expense reimbursements	64,931	63,268	1,663
Percentage rents	1,533	1,570	(37)
	295,865	287,822	8,043
Operating expenses
Operating costs	(29,179)	(29,001)	(178)
Real estate taxes	(45,205)	(44,160)	(1,045)
Provision for doubtful accounts	(1,927)	(2,775)	848
	(76,311)	(75,936)	(375)
Same property NOI	$219,554	$211,886	$7,668

Same Property NOI increased $7.7 million or 3.6% for the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in ABR from same store properties and an increase in expense recovery percentage from 86.5% in 2014 to 87.3% in 2015.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	Change

Number of properties	516	516	—
Percent billed	90.9%	90.8%	0.1%
Percent leased	92.6%	92.7%	(0.1%)

Revenues
Rental income	$682,262	$664,374	$17,888
Expense reimbursements	200,030	197,074	2,956
Percentage rents	5,075	4,611	464
	887,367	866,059	21,308
Operating expenses
Operating costs	(94,952)	(95,435)	483
Real estate taxes	(133,195)	(131,881)	(1,314)
Provision for doubtful accounts	(6,845)	(8,628)	1,783
	(234,992)	(235,944)	952
Same property NOI	$652,375	$630,115	$22,260

Same Property NOI increased $22.3 million or 3.5% for the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in ABR from same store properties and an increase in expense recovery percentage from 86.7% in 2014 to 87.7% in 2015.

The following table provides a reconciliation of Net income attributable to Brixmor Property Group Inc. to Same Property NOI for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Brixmor Property Group Inc.	$53,773	$27,030	$138,308	$65,904
Adjustments:
Revenue adjustments (1)	(17,050)	(18,277)	(52,044)	(54,206)
Depreciation and amortization	102,439	111,104	315,424	333,924
Impairment of real estate assets	—	—	807	—
General and administrative	22,030	19,624	73,030	59,221
Total other expense	58,493	66,121	176,017	206,558
Equity in income of unconsolidated joint ventures	(133)	(112)	(358)	(248)
Gain on disposition of investments in unconsolidated joint ventures	—	—	—	(1,820)
Pro rata share of same property NOI of unconsolidated joint ventures	201	185	567	547
Income from discontinued operations	—	(41)	—	(19,307)
Net income attributable to non-controlling interests	1,046	6,834	2,814	40,998
Non-same property NOI	(1,245)	(582)	(2,190)	(1,456)
Same property NOI	$219,554	$211,886	$652,375	$630,115

(1)	Includes adjustments for lease settlement income, straight-line rents, above- and below-market rent amortization, net and fee income from managed properties and unconsolidated joint ventures.

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

Our reconciliation of Brixmor Property Group Inc’s net income to FFO and FFO attributable to stockholders and non-controlling interest convertible into common stock for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$54,819	$33,864	$141,122	$106,902
Gain on disposition of operating properties	—	—	(9,224)	(14,804)
Gain on disposition of unconsolidated joint ventures	—	—	—	(1,820)
Depreciation and amortization-real estate related-continuing operations	101,360	110,582	311,637	332,126
Depreciation and amortization-real estate related-discontinued operations	—	46	—	591
Depreciation and amortization-real estate related-unconsolidated joint ventures	16	23	59	146
Impairment of operating properties	—	—	807	—
FFO	156,195	144,515	444,401	423,141
Adjustments attributable to non-controlling interests not convertible into common stock	—	(322)	—	(6,200)
FFO attributable to stockholders and non-controlling interests convertible into common stock	$156,195	$144,193	$444,401	$416,941

FFO per share/OP Unit - diluted	$0.51	$0.47	$1.46	$1.37
Weighted average shares/OP Units outstanding - basic and diluted (1)	304,752	304,318	304,716	304,272

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of certain BPG Sub shares and OP Units to common stock of the Company and the vesting of certain restricted stock awards.

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2014.

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

Item 6.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Second Supplemental Indenture, dated August 10, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellion, as trustee	8-K	001-36160	8/10/15	4.2
10.1	Form of Restricted Stock Unit Agreement of Brixmor Property Group Inc.	10-Q	001-36160	4/27/15	10.1
10.2	Form of LTIP Unit Agreement of Brixmor Operating Partnership LP	10-Q	001-36160	4/27/15	10.2
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Section 13(r) Disclosure	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: October 26, 2015	By:	/s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 26, 2015	By:	/s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2015	By:	/s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: October 26, 2015	By:	/s/Michael A. Carroll
Michael A. Carroll
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 26, 2015	By:	/s/Michael V. Pappagallo
Michael V. Pappagallo
President and Chief Financial Officer
(Principal Financial Officer)

Date: October 26, 2015	By:	/s/Steven A. Splain
Steven A. Splain
Executive Vice President
(Principal Accounting Officer)