Form 10-K
period 2015-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2016-02-29
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Brixmor Property Group Inc. $4,003,432,157 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2016, Brixmor Property Group Inc. had 299,153,127 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on June 16, 2016 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2015.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2015 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean BPG and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of December 31, 2015, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, approximately 98.3% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the Company’s management collectively owned the remaining 1.7% interest in the Operating Partnership.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors include (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) the attractiveness of properties in our Portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; (5) in the case of percentage rents, our tenants’ sales volumes; (6) competition from other available properties; (7) changes in market rental rates; (8) changes in the regional demographics of our properties; (8) litigation and governmental investigations following the completion of the recent Audit Committee review described under “Part 1. Business-Recent Developments”; and (9) the impact of the Audit Committee review and related management changes on our access to the capital markets and our cost of capital. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I

Item 1.     Business
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein refer to each of BPG and the Operating Partnership, collectively. We operate the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our portfolio is comprised of 518 shopping centers totaling approximately 87 million square feet of gross leasable area (the “Portfolio”). 517 of these shopping centers are 100% owned. Our high quality national Portfolio is well diversified by geography, tenancy and retail format, with 72% of our shopping centers anchored by market-leading grocers. Our four largest tenants by annualized base rent are The Kroger Co., The TJX Companies, Inc., Dollar Tree Stores, Inc., and Wal-Mart Stores. Our community and neighborhood shopping centers provide a mix of necessity and value-oriented retailers and are primarily located in the top 50 Metropolitan Statistical Areas, surrounded by dense populations in established trade areas.

As of December 31, 2015, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 98.3% of the outstanding partnership common units of interest in the Operating Partnership (“OP Units”). Certain investments funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) and certain members of the Company's current and former management collectively owned the remaining 1.7% of the outstanding OP Units. Holders of OP Units (other than BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of BPG’s common stock or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG's common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BRX.”
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

Recent Developments
On February 8, 2016, the Company filed a Current Report on Form 8-K (the “February 8-K”) reporting the completion of a review by the Audit Committee of the Board of Directors of Brixmor Property Group Inc. (the “Audit Committee”). The Audit Committee’s review began after the Company received information in late December 2015 through its established compliance processes (the “Audit Committee review”). The Audit Committee review led the Board of Directors to conclude that specific Company accounting and financial reporting personnel, in certain instances, were smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth, an industry non-GAAP financial measure.

As reported in the February 8-K, following the Audit Committee review, the Company’s Chief Executive Officer, President and Chief Financial Officer, and Treasurer and Chief Accounting Officer resigned from all positions with the Company and its subsidiaries. In addition, an accounting employee also resigned. Following these resignations, the Board of Directors appointed Daniel B. Hurwitz as interim President and Chief Executive Officer, Barry Lefkowitz as interim Chief Financial Officer and Michael Cathers as interim Chief Accounting Officer. Mr. Hurwitz also replaced the Company’s former chief executive officer as a member of the Company’s Board of Directors.

For additional information concerning the findings of the Audit Committee review and related management changes, see the Company’s Form 8-K filed February 8, 2016 and Form 8-K filed February 16, 2016. For additional information concerning the Audit Committee review and related matters, see “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3, and “Controls and Procedures” in Item 9A of this Form 10-K.

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2015.

Number of shopping centers	518
Gross leasable area (“GLA”) (sq. ft.)	86.6 million
Percent grocery-anchored shopping centers (1)	72%
Average shopping center GLA (sq. ft.)	167,212
Occupancy (2)	93%
Average annualized base rent (“ABR”)/SF (3)	$12.76
Percent of ABR in top 50 U.S. MSAs	65%
Average effective age (4)	14 years
Average population density (5)	184,000
Average household income (5)	$79,000

(1)	Based on total number of shopping centers.
(2)     Unless otherwise stated references to occupancy refer to leased occupancy.
(3)     ABR/SF is calculated as ABR divided by leased GLA, excluding the GLA of lessee owned leasehold improvements.

(4)
Effective age is calculated based on the year of the most recent anchor space repositioning / redevelopment of the shopping center or based on year built if no anchor space repositioning / redevelopment has occurred.

(5)     Demographics based on five-mile radius and weighted by ABR. Based on U.S. Census data.
Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful net operating income (“NOI”) growth from this portfolio. The major drivers of this growth will be a combination of positive rent spreads from below-market in-place rents and above average lease rollover, occupancy increases, annual contractual rent increases across the portfolio and the execution of embedded anchor space repositioning / redevelopment / outparcel development opportunities. Our key strategies to achieve these objectives are summarized as follows and detailed below:

•	Leveraging our operating expertise to proactively lease and manage our assets

•	Capitalizing on below-market expiring leases

•	Achieving occupancy increases

•	Pursuing value-creating anchor space repositioning / redevelopment / outparcel development opportunities

•	Preserving portfolio diversification

•	Maintaining a flexible capital structure positioned for growth

Leveraging our Operating Expertise to Proactively Lease and Manage our Assets. We proactively manage our shopping centers with an emphasis on driving high rents and occupancy rates with a solid base of nationally and regionally recognized tenants that generate substantial daily traffic. Our expansive relationships with leading retailers afford us early access to their strategies and expansion plans, as well as to their senior management. We believe these relationships, combined with the national breadth and scale of our portfolio, give us a competitive advantage as a key landlord able to support the real estate strategies of our diverse landscape of retailers. Our operating platform, along with the corresponding regional and local market expertise, enables us to efficiently capitalize on market and retailing trends. We also seek opportunities to refurbish, renovate and redevelop existing shopping centers, as appropriate, including expanding or repositioning existing tenants.
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

Capitalizing on Below-Market Expiring Leases. Our focus is to unlock opportunity and create value at the asset level and increase cash flow by increasing rental rates through the renewal of expiring leases or re-leasing of space to new tenants with limited downtime. As part of our targeted leasing strategy, we constantly seek to maximize rental rates and improve the tenant quality and credit profile of our portfolio. We believe our above average lease expiration schedule, as compared to our historic annual expirations, with below-market expiring rents will enable us to renew leases or sign new leases at higher rates. During 2015 in our Portfolio, we experienced new lease rent spreads of 41.6% and blended new and renewal lease spreads of 14.9%. For the last six quarters ended December 31, 2015, blended lease spreads have been 13% or better. We believe that this performance will continue given our future expiration schedule of 9.9% of our leased GLA due to expire in 2016, 13.7% in 2017 and 12.6% in 2018, with an average expiring ABR/SF of $12.20 compared to an average ABR/SF of $12.78 for new and renewal leases signed during 2015, with an average ABR/SF of $15.86 for new leases and $11.88 for renewal leases. This represents a significant opportunity to mark a substantial percentage of the portfolio to market.
Achieving Occupancy Increases. During 2015 we experienced strong leasing productivity in our Portfolio and executed 664 new leases for an aggregate of approximately 3.0 million sq. ft., including 65 new anchor leases for spaces of at least 10,000 sq. ft. Our continued efforts to improve the quality of our anchor tenants have driven our small shop leasing and for spaces of 10,000 sq. ft. or less, occupancy has increased to 84.3% at December 31, 2015 from 82.6% at December 31, 2014. Our total occupancy decreased to 92.6% at December 31, 2015 from 92.8% at December 31, 2014, due to certain tenant bankruptcies and proactive repositioning of anchor space. We believe that there is additional opportunity for further occupancy gains in our portfolio, across both our anchor and small shop space, and that as we continue to reposition our anchor tenants such improvement will drive strong new and renewal lease spreads and enable us to lease additional small shop space.
Pursuing Value-Creating Anchor Space Repositioning / Redevelopment / Outparcel Development Opportunities. We evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning / redevelopment / outparcel development opportunities. These efforts are tenant-driven and focus on renovating, re-tenanting and repositioning assets and generally present higher risk-adjusted returns than new developments.   Such efforts, which we refer to as our “Raising the Bar” initiative, are focused on upgrading our centers with strong, best-in-class anchors and transforming such properties’ overall merchandise mix and tenant quality.  Potential new projects include value-creation opportunities that have been previously identified within our Portfolio, as well as new opportunities created by the lack of meaningful community and neighborhood shopping center development in the United States. We may also seek to acquire non-owned anchor spaces or retail buildings and outparcels at, or adjacent, to our shopping centers in order to facilitate anchor space repositioning / redevelopment projects. In addition, as we own a vast majority of our anchor spaces greater than 35,000 sq. ft., we have important operational control in the positioning of our shopping centers in the event an anchor ceases to operate and flexibility in working with new and existing anchor tenants as they seek to expand or reposition their stores.
During 2015, we completed 41 anchor space repositioning / redevelopment / outparcel development projects in our Portfolio, with average targeted NOI yields of 16%. The aggregate cost of these projects was approximately $89.8 million. We expect average targeted NOI yields of 11% and an aggregate cost of $104.6 million for our 44 currently active anchor space repositioning / redevelopment / outparcel development projects.
As a result of the historically low number of new shopping center developments in the United States, repositioning and redevelopment opportunities are critical in allowing us to meet space requirements for new store growth and accommodate the evolving prototypes of our retailers. We expect to maintain our current pace of anchor space repositioning / redevelopment / outparcel development projects over the foreseeable future. We believe such activity is critical to the success of our company, as it drives higher sales and traffic, elevates center appeal, stimulates small shop leasing, improves rent levels and NOI and increases shopping center value. We intend to fund these efforts through cash from operations.
Preserving Portfolio Diversification. We seek to achieve diversification by the geographic distribution of our shopping centers and the breadth of our tenant base and tenant business lines. We believe this diversification serves to insulate us from macro-economic cycles and reduces our exposure to any single market or retailer.
The shopping centers in our Portfolio are strategically located across 38 states and throughout more than 170 MSAs, with 65.3% of our ABR derived from shopping centers located in the top 50 MSAs with no one MSA accounting for more than 6.7% of our ABR, in each case as of December 31, 2015.

In total, we have approximately 5,500 diverse national, regional and local retailers with approximately 10,000 leases in our Portfolio. As a result, our 10 largest tenants accounted for only 18.1% of our ABR, and our two largest tenants, The Kroger Co. and The TJX Companies, together accounted for only 6.5% of our ABR as of December 31, 2015. Our largest shopping center represents only 1.5% of our ABR as of December 31, 2015.
Maintaining a Flexible Capital Structure Positioned for Growth. Our current capital structure provides us with financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. As of December 31, 2015, we had, in addition to our secured mortgage debt, $2.1 billion of unsecured term loans, a $1.25 billion unsecured revolving credit facility under which we had $834.0 million of undrawn capacity and $1.2 billion of senior unsecured notes.
We believe we have access to multiple forms of capital, including unsecured corporate level debt, preferred equity, our at-the-market equity offering program and additional credit facilities, which will provide us with a competitive advantage over smaller, more highly leveraged or privately-held shopping center companies. We currently have investment grade credit ratings from all three major credit rating agencies.
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
Employees
As of December 31, 2015, we had approximately 447 employees. Four of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.
Financial Information about Industry Segments
Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish or group our operations on a geographical basis when measuring performance. Accordingly, we believe we have a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of our management, no material part of our and our subsidiaries’ business is dependent upon a single tenant, the loss of any one of which would have a material adverse effect on us, and no single tenant accounts for 5% or more of our consolidated revenues. During 2015, no single shopping center and no one tenant accounted for more than 5% of our consolidated assets or consolidated revenues.
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
Corporate Headquarters
Brixmor Property Group Inc., a Maryland corporation, was incorporated in Delaware on May 27, 2011, changed its name to Brixmor Property Group Inc. on June 17, 2013 and changed its jurisdiction of incorporation to Maryland on November 4, 2013. Our principal executive offices are located at 450 Lexington Avenue, New York, New York 10017, and our telephone number is (212) 869-3000.
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

Item 1A. Risk Factors
Risks Related to Recent Events
We recently replaced a number of our senior executives with interim executive officers, and these changes, along with anticipated changes when we replace some or all of our interim executive officers with long-term appointments, may have a material adverse impact on our business, financial condition, results of operations or cash flows.
In the first quarter of 2016, following the completion of the Audit Committee review, our Chief Executive Officer, President and Chief Financial Officer and Treasurer and Chief Accounting Officer resigned. Although we have appointed interim replacement executives, the transition of duties to these new executives may be disruptive to the management of our business. Similarly, when we transition from our interim executives to long-term appointees, we may experience a similar level of disruption in our management. These potential disruptions could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Our ability to attract and retain key employees may be adversely impacted by the negative publicity and operational disruptions caused by the results of the Audit Committee review and the related management changes, which may have a material adverse impact on our business, financial condition, results of operations or cash flows.
Our future success depends in large part upon our ability to attract and retain key management executives and other key employees. In the first quarter of 2016, following the completion of the Audit Committee review, several members of our senior management team departed, including our Chief Executive Officer, President and Chief Financial Officer and Treasurer and Chief Accounting Officer. The negative publicity and operational disruptions caused by the results of the Audit Committee review and the related management changes could result in additional key employees deciding to leave the Company, and could make it difficult for the Company to attract new key employees. This may have a material adverse impact on our business, financial condition, results of operations or cash flows.

Legal proceedings related to the Audit Committee review may result in significant costs and expenses and divert resources from our operations and therefore could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Prior to the Company’s February 8, 2016 announcement, the Company voluntarily reported to the SEC the matters described above related to the Audit Committee review. The SEC has commenced an investigation with respect to these matters and the Company is cooperating fully.

The Company and its current and former officers and directors may also be subject to private securities class action complaints. A number of plaintiff firms have publicly announced inquiries into these matters. In addition, the Company may be subject to shareholder derivative actions, purportedly in the name and for the benefit of the Company.

As a result of any legal proceedings related to the Audit Committee review, including the investigation described above, we may incur significant professional fees and other costs. If we are unsuccessful in any legal action related to this matter, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage. The SEC also could impose other sanctions against us or our directors and officers, including injunctions, a cease and desist order, fines and other equitable remedies. In addition, our Board of Directors, management and employees may expend a substantial amount of time on these legal proceedings and investigations, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy. Any of these events would have a material adverse effect on our business, financial condition, results of operations or cash flows.

The market price of our common stock and our ability to raise capital may be adversely impacted by recent events, which may have a material adverse impact on our business, financial condition, results of operations or cash flows.
A prolonged decline in the price of our common stock, including as a result of any reputational harm we may suffer as a result of the Audit Committee review and related management changes, could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital, which could have a material adverse impact on our financial position, results of operations, and cash flows. In addition, two nationally recognized statistical rating organizations changed our rating outlook to negative following the February 8-K. This change in outlook and any future downgrade in rating by a credit rating agency could adversely impact our stock and bond prices and may make it more difficult to raise capital in the equity or bond markets, or to do so at an attractive cost of capital. It may also make it more difficult for us to replace our secured debt with unsecured debt. In addition, a ratings downgrade could require our subsidiaries to guarantee our debt facilities and would adversely impact interest rates under our existing credit facilities, which would adversely impact our cost and availability of capital.

We have identified a material weakness in our internal control over financial reporting and our management has concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements or a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to consistently produce reliable financial statements and financial reports. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. The Company’s current management concluded, and our independent registered public accounting firm has concurred, that as a result of a material weakness in internal control over financial reporting at the evaluation date, the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at December 31, 2015. The material weakness relates to a deficiency in the control environment specifically because the actions identified in the Audit Committee review failed to demonstrate commitment to integrity and ethical values and senior management did not set an appropriate tone at the top. See Item 9A - “Controls and Procedures.”

A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we have taken steps to improve our internal control over financial reporting and our disclosure controls and procedures since the discovery, including through management changes, there can be no assurance that we will be successful in making the improvements necessary to remediate our material weakness, or that we will do so in a timely manner, or that we will not identify additional control deficiencies or material weaknesses in the future. If we are not successful in making these improvements, or if we have additional control deficiencies, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports with the SEC in a timely manner, which may expose us to legal and regulatory liabilities and may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock. In addition, implementing any appropriate changes to our internal controls may distract our officers and employees and/or entail substantial costs.

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
We compete with a number of other companies in providing leases to prospective tenants and in re-leasing space to current tenants upon expiration of their respective leases. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to re-lease the space. Even if the tenants do renew or we can re-lease the space, the terms of renewal or re-leasing, including the cost of required renovations or concessions to tenants, may be less favorable or more costly than current lease terms or than expectations for the space. As of December 31, 2015, leases are scheduled to expire on a total of approximately 9.9% of leased GLA at our properties in our Portfolio during 2016. We may be unable to promptly renew the leases or re-lease this space, or the rental rates upon renewal or re-leasing may be significantly lower than expected rates, which could adversely affect our financial condition and results of operations.

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
Real estate property investments generally cannot be disposed of quickly, and a return of capital and realization of gains, if any, from an investment generally occur upon the disposition or refinancing of the underlying property. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements and, therefore, we may be unable to sell the property or may have to sell it at a reduced cost. As a result of these real estate market characteristics, we may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices or within any desired period of time. The ability to sell assets in our portfolio may also be restricted by certain covenants in our debt agreements and the credit agreement governing our $2.75 billion senior unsecured credit facility (the “Unsecured Credit Facility”). As a result, we may be required to dispose of assets on less than favorable terms, if at all, and we may be unable to vary our portfolio in response to economic or other conditions, which could adversely affect our financial position.

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
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness on our properties as necessary or the terms of the refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and (6) the risk that necessary capital expenditures for purposes such as re-leasing space cannot be financed on favorable terms. During 2016, we have $855.6 million of mortgage loans scheduled to mature and we have approximately $22.1 million of scheduled mortgage amortization payments. We currently intend to repay the scheduled maturities and amortization payments with operating cash and borrowings on our revolving credit facility. If a property is mortgaged to secure payment of indebtedness and we cannot make the mortgage payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2015, we had approximately $6.0 billion aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including our shopping centers, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.

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
Borrowings under our Unsecured Credit Facility and unsecured $600.0 million term loan (the “Term Loan”) bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows will correspondingly decrease. Assuming all capacity under our Unsecured Credit Facility was fully drawn, each quarter point change in interest rates would result in a $4.6 million change in annual interest expense on our indebtedness under our Unsecured Credit Facility and Term Loan. We have entered into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
As of December 31, 2015, mortgage debt outstanding was approximately $2.2 billion, excluding the impact of unamortized premiums. If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in a loss of our investment. Alternatively, if we decide to sell assets in the current market to raise funds to repay matured debt, it is possible that these properties will be disposed of at a loss. Also, certain of the mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases with respect to the property.

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
We are involved in several redevelopment projects and may invest in additional redevelopment projects and property acquisitions in the future. Redevelopment and property acquisitions are subject to a number of risks, including:

(1) abandonment of redevelopment or acquisition activities after expending resources to determine feasibility; (2) construction and/or lease-up delays; (3) cost overruns, including construction costs that exceed original estimates; (4) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (5) inability to operate successfully in new markets where new properties are located; (6) inability to successfully integrate new properties into existing operations; (7) difficulty obtaining financing on acceptable terms or paying operating expenses and debt service costs associated with redevelopment properties prior to sufficient occupancy; (8) delays or failures to obtain necessary zoning, occupancy, land use and other governmental permits; (9) exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects; and (10) changes in zoning and land use laws. If any of these events occur, overall project costs may significantly exceed initial cost estimates, which could result in reduced returns from such investments that are lower than we expected or losses from such investments. In addition, we may not have sufficient liquidity to fund such projects, and delays in the completion of a redevelopment project may provide various tenants the right to withdraw from a property.

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
All of the properties in our portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants, or both. We are undertaking an assessment of all of our properties to determine our compliance with the current requirements of the ADA. While the tenants to whom our properties are leased are obligated by law to comply with ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. Furthermore, we may not be able to pass on to our tenants any costs necessary to remediate ADA issues in common areas of our properties. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate the properties subject to, those requirements. The resulting expenditures and restrictions could have a material adverse effect on our ability to meet our financial obligations.

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
We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect the business operations, damage our reputation, and result in significant remediation costs. Similarly, our tenants rely extensively on computer systems to process transactions and manage their business and thus their businesses are also at risk from and may be impacted by cybersecurity attacks. An interruption in the business operations of our tenants or in their reputation resulting from a cybersecurity attack could indirectly impact our business operations. As of December 31, 2015 we have not had any material incidences involving cybersecurity attacks.

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
Blackstone beneficially owns shares of our common stock providing them with an aggregate 36.1% of the total voting power of Brixmor Property Group Inc. as of December 31, 2015.  Under our bylaws and our stockholders’ agreement with Blackstone and its affiliates, while Blackstone retains certain ownership percentages of us, we will agree to nominate to our board a certain number of individuals designated by Blackstone, whom we refer to as the “Blackstone Directors.” Accordingly, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone will be able to influence the composition of our board of directors, the approval of actions requiring stockholder approval, our business plans and policies and the appointment and removal of our executive officers.  Some of these actions could cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

BPG’s charter contains a provision that expressly permits Blackstone and BPG’s non-employee directors to compete with us.
Blackstone may compete with us for investments in properties and for tenants. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, Blackstone is in the business of making investments in companies and acquires and holds interests in businesses that compete directly or indirectly with us. BPG’s charter provides that, to the maximum extent permitted from time to time by Maryland law, BPG renounce any interest or expectancy that BPG has in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by BPG’s directors or their affiliates, other than to those directors who are employed by BPG or BPG’s subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as a director, and none of Blackstone or any of its affiliates, or any director who is not employed by BPG or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

BPG’s charter provides that, to the maximum extent permitted from time to time by Maryland law, Blackstone and each of BPG’s non-employee directors (including those designated by Blackstone), and any of their affiliates, may:

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

BPG’s charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that Blackstone, any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in his or her capacity as our director. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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
Even if BPG qualifies and maintains its status as a REIT, BPG may be subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. BPG may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if BPG were to fail an income test (and did not lose its REIT status because such failure was due to reasonable cause and not willful neglect) BPG would be subject to tax on the income that does not meet the income test requirements. BPG also may decide to retain net capital gain BPG earns from the sale or other disposition of BPG’s investments and pay income tax directly on such income. In that event, BPG’s stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. BPG also may be subject to state and local taxes on its income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which BPG indirectly own its assets, such as BPG’s taxable REIT subsidiaries (“TRS”), which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes BPG pays directly or indirectly will reduce BPG’s cash available for distribution to you.

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
In order to qualify as a REIT, BPG must also ensure that at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of BPG’s investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless BPG and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. The total value of all of BPG’s investments in taxable REIT subsidiaries cannot exceed 25% (20% effective for taxable years beginning after December 31, 2017) of the value of BPG’s total assets. In addition, no more than 5% of the value of BPG’s assets can consist of the securities of any one issuer other than a taxable REIT subsidiary. If BPG fails to comply with these requirements, BPG must dispose of a portion of its assets within 30 days after the end of the calendar quarter in order to avoid losing its REIT status and suffering adverse tax consequences.

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
BPG will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares are held directly or indirectly by non-U.S. stockholders. Because its shares are publicly traded, BPG cannot guarantee that it will, in fact, be a domestically-controlled REIT. If BPG fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of BPG’s shares would be subject to taxation upon such a sale if either (a) the shares were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 5% (10% on or after December 18, 2015) in value of the outstanding shares at any time during specified testing periods. If gain on the sale or exchange of BPG’s shares was subject to taxation for these reasons, the non-U.S. stockholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

BPG may choose to make distributions in BPG’s own stock, in which case you may be required to pay income taxes without receiving any cash dividends.
In connection with BPG’s qualification as a REIT, BPG is required to annually distribute to its stockholders at least 90% of its REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, BPG may make distributions that are payable in cash and/or shares of BPG’s stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of BPG’s current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of BPG’s shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of BPG’s stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, BPG may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of BPG’s stockholders determine to sell shares of BPG’s stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of BPG’s stock.

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
The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including BPG’s stock.

BPG depends on external sources of capital to finance its growth.
As with other REITs, but unlike corporations generally, BPG’s ability to finance its growth must largely be funded by external sources of capital because BPG generally will have to distribute to its stockholders 90% of its taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) in order to qualify as a REIT, including taxable income where BPG does not receive corresponding cash. BPG’s access to external capital depends upon a number of factors, including general market conditions, the market’s perception of BPG’s growth potential, BPG’s current and potential future earnings, cash distributions and the market price of BPG’s stock.

BPG may be subject to adverse legislative or regulatory tax changes that could increase BPG’s tax liability, reduce BPG’s operating flexibility and reduce the price of BPG’s stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of BPG’s stock. Additional changes to the tax laws are likely to continue to occur, and BPG cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in BPG’s shares or on the market value or the resale potential of BPG’s assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation (including the Protecting Americans from Tax Hikes Act of

2015, which was enacted on December 18, 2015) on your investment in BPG’s shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in BPG’s shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, BPG’s charter provides BPG’s board of directors with the power, under certain circumstances, to revoke or otherwise terminate BPG’s REIT election and cause BPG to be taxed as a regular corporation, without the approval of BPG’s stockholders.

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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% effective for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of BPG’s interests in and thus the amount of assets held in a TRS may also be restricted by BPG’s need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any TRS BPG owns, as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to BPG but is not required to be distributed to BPG. The aggregate value of the TRS stock and securities owned by BPG cannot exceed 25% (20% effective for taxable years beginning after December 31, 2017) of the value of BPG’s total assets (including the TRS stock and securities). Although BPG’s plan to monitor its investments in TRSs, there can be no assurance that BPG will be able to comply with the TRS limitation discussed above or to avoid application of the 100% excise tax discussed above.

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
The market price of BPG’s common stock could decline as a result of sales of a large number of shares of BPG’s common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for BPG to sell shares of BPG’s common stock in the future at a time and at a price that we deem appropriate. BPG had a total of 299,153,127 shares of common stock outstanding as of February 1, 2016.

As of February 1, 2016, 108,053,553 shares of BPG’s outstanding common stock were held by Blackstone. In accordance with the registration rights agreement we entered into with Blackstone, BPG has filed an effective registration statement on Form S-3 under the Securities Act pursuant to which Blackstone may offer and sell from time to time shares of BPG’s common stock held by Blackstone, including shares received upon redemption of OP Units. These shares are also eligible for sale in the public market in accordance with and subject to the limitation on sales by affiliates as provided in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As of February 1, 2016, 5,213,088 OP Units were held by Blackstone (4,976,248) and our current and former executive officers (236,840). The OP Unit holders have the right to require the Operating Partnership to redeem part or all of the OP Units for cash, based upon the value of an equivalent number of shares of BPG’s common stock at the time of the election to redeem, or, at our election, exchange them for an equivalent number of shares of BPG’s common stock, subject to the ownership limit and other restrictions on ownership and transfer set forth in BPG’s charter. These exchanges, or the possibility that these exchanges may occur, also might make it more difficult for holders of our common stock to sell such stock in the future at a time and at a price that they deem appropriate.

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

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
Our Portfolio at December 31, 2015 consisted of 518 shopping centers, including 517 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.  65.3% of the ABR in our Portfolio as of December 31, 2015 is derived from shopping centers located in the top 50 U.S. MSAs by population. Our top markets by ABR include the MSAs of New York, Philadelphia and Houston.

With an average shopping center size of approximately 167,212 sq. ft. as of December 31, 2015, our Portfolio is comprised predominantly of community shopping centers (63% of our shopping centers) as of December 31, 2015, with the balance comprised of neighborhood shopping centers. Our shopping centers have an appropriate mix of anchor and small shop GLA, with approximately one-third of the portfolio GLA comprised of small shop space. Our shopping centers are anchored by a mix of leading grocers, national and regional discount and general merchandise retailers and category-dominant anchors. We believe that the necessity- and value-oriented merchandise mix of the retail tenants in our centers reduces our exposure to macro-economic cycles and consumer purchases via the internet, generating more predictable property-level cash flows. Such retailers provide goods and services that consumers purchase regularly such as food, health care items and household supplies. Such retailers also sell items such as clothing at lower prices than other traditional retailers.

Overall, in our Portfolio we have a broad and highly diversified retail tenant base that includes approximately 5,500 tenants, with no one tenant representing more than 3.4% of the total ABR generated from our shopping centers as of December 31, 2015. Our three largest tenants are The Kroger Co., The TJX Companies and Dollar Tree Stores, Inc., representing 3.4%, 3.1% and 1.9% of total Portfolio ABR as of December 31, 2015, respectively.

The following chart lists our top 20 tenants by ABR (owned only) in our Portfolio as of December 31, 2015, illustrating the diversity of our tenant base (dollars in thousands):

Retailer	Owned Leases	GLA	Percent of Portfolio GLA	ABR	Percent of Portfolio ABR
The Kroger Co.	71	4,583,904	5.3%	$31,810	3.4%
The TJX Companies, Inc.	91	2,907,531	3.4%	29,663	3.1%
Dollar Tree Stores, Inc.	168	1,869,080	2.2%	18,297	1.9%
Wal-Mart Stores, Inc.	29	3,548,000	4.1%	16,911	1.8%
Publix Super Markets, Inc.	39	1,801,416	2.1%	16,659	1.8%
Ahold USA, Inc.	22	1,314,212	1.5%	14,755	1.6%
Albertsons Companies, Inc.	22	1,225,287	1.4%	13,547	1.4%
Burlington Stores, Inc.	19	1,389,971	1.6%	10,583	1.1%
PetSmart, Inc.	30	652,714	0.8%	9,303	1.0%
Bed Bath & Beyond Inc.	30	737,711	0.9%	9,248	1.0%
Sears Holdings Corporation	23	2,135,926	2.5%	9,201	1.0%
Ross Stores, Inc.	30	844,474	1.0%	9,104	1.0%
Best Buy Co., Inc.	16	660,392	0.8%	8,832	0.9%
Office Depot, Inc.	35	787,551	0.9%	8,579	0.9%
Big Lots, Inc.	44	1,417,743	1.6%	8,516	0.9%
Staples, Inc.	29	612,831	0.7%	7,620	0.8%
Kohl's Corporation	12	1,002,715	1.2%	7,330	0.8%
Party City Corporation	36	505,174	0.6%	7,248	0.8%
PETCO Animal Supplies, Inc.	35	465,435	0.5%	7,215	0.8%
DICK'S Sporting Goods, Inc.	13	542,121	0.6%	6,948	0.7%
TOP 20 RETAILERS	794	29,004,188	33.7%	$251,369	26.7%

The following table sets forth certain information as of December 31, 2015, regarding the shopping centers in our Portfolio on a state-by-state basis (dollars in thousands, expect per square foot information):

								Percent of
		Number of		Percent	Percent			Number of	Percent	Percent
	State	Properties	GLA	Leased	Billed	ABR	ABR / SF (1)	Properties	of GLA	of ABR
1	Texas	66	9,546,631	92.0%	90.4%	$105,293	$12.84	12.7%	11.0%	11.1%
2	Florida	58	9,013,977	91.2%	88.5%	104,328	13.14	11.1%	10.4%	11.0%
3	California	29	5,776,931	97.6%	95.4%	91,001	17.19	5.5%	6.6%	9.6%
4	Pennsylvania	36	5,952,138	96.0%	95.6%	68,267	14.41	6.9%	6.9%	7.2%
5	New York	33	4,340,537	91.6%	89.9%	64,126	16.79	6.4%	5.0%	6.8%
6	Illinois	24	4,851,372	92.3%	91.0%	51,999	12.59	4.6%	5.6%	5.5%
7	Georgia	37	5,264,566	89.9%	88.4%	45,960	9.93	7.1%	6.1%	4.9%
8	Ohio	24	4,526,015	91.6%	91.0%	42,685	11.92	4.6%	5.2%	4.5%
9	New Jersey	18	3,084,514	94.4%	93.3%	42,363	15.48	3.5%	3.6%	4.5%
10	North Carolina	21	4,325,767	91.3%	90.0%	40,714	10.90	4.1%	5.0%	4.3%
11	Michigan	19	3,700,324	92.3%	91.3%	32,422	11.75	3.7%	4.3%	3.4%
12	Connecticut	15	2,260,429	95.0%	89.8%	30,815	15.41	2.9%	2.6%	3.3%
13	Tennessee	16	3,238,621	94.7%	92.9%	29,938	10.22	3.1%	3.7%	3.2%
14	Kentucky	12	2,583,516	96.3%	96.1%	21,714	9.31	2.3%	3.0%	2.3%
15	Massachusetts	11	1,885,703	94.0%	93.2%	21,298	15.31	2.1%	2.2%	2.3%
16	Colorado	6	1,478,898	92.4%	88.5%	18,272	13.43	1.2%	1.7%	2.0%
17	Minnesota	10	1,474,437	92.1%	91.4%	15,605	12.22	1.9%	1.7%	1.7%
18	Indiana	12	1,963,426	87.9%	86.5%	15,428	9.74	2.3%	2.3%	1.6%
19	Virginia	11	1,446,496	84.2%	83.5%	13,677	11.85	2.1%	1.7%	1.4%
20	South Carolina	8	1,362,344	86.6%	85.9%	13,095	11.34	1.5%	1.6%	1.4%
21	Maryland	5	776,427	100.0%	98.2%	9,915	12.83	1.0%	0.9%	1.0%
22	Nevada	3	613,061	94.3%	93.5%	8,274	14.39	0.6%	0.7%	0.9%
23	New Hampshire	5	770,330	90.4%	84.0%	7,851	14.35	1.0%	0.9%	0.8%
24	Alabama	4	984,573	92.7%	92.4%	7,369	10.00	0.8%	1.1%	0.8%
25	Wisconsin	5	760,890	90.2%	89.9%	7,032	10.25	1.0%	0.9%	0.7%
26	Missouri	6	862,861	89.8%	87.1%	6,488	8.51	1.2%	1.0%	0.7%
27	Iowa	4	721,937	90.0%	89.1%	4,157	6.45	0.8%	0.8%	0.4%
28	Mississippi	3	406,316	95.0%	79.8%	3,892	10.21	0.6%	0.5%	0.4%
29	Louisiana	4	612,368	96.0%	95.1%	3,702	6.30	0.8%	0.7%	0.4%
30	Kansas	2	367,779	91.7%	91.1%	2,890	11.11	0.4%	0.4%	0.3%
31	Arizona	2	288,110	77.3%	62.2%	2,638	11.85	0.4%	0.3%	0.3%
32	Delaware	1	191,974	100.0%	100.0%	2,336	12.17	0.2%	0.2%	0.2%
33	West Virginia	2	251,500	97.2%	96.9%	2,012	8.23	0.4%	0.3%	0.2%
34	Maine	1	287,513	91.8%	89.4%	1,917	20.08	0.2%	0.3%	0.2%
35	Vermont	1	224,514	98.2%	98.2%	1,906	8.64	0.2%	0.3%	0.2%
36	Oklahoma	1	186,851	100.0%	100.0%	1,765	9.45	0.2%	0.2%	0.2%
37	Rhode Island	1	148,126	99.2%	99.2%	1,556	10.59	0.2%	0.2%	0.2%
38	New Mexico	2	83,800	100.0%	100.0%	967	11.54	0.4%	0.1%	0.1%

TOTAL		518	86,615,572	92.6%	91.0%	$945,667	$12.76	100.0%	100.0%	100.0%
(1)     ABR/SF is calculated as ABR divided by leased GLA, excluding the GLA of lessee owned leasehold improvements.

The following table sets forth certain information by unit size for our Portfolio as of December 31, 2015 (dollars in thousands):

	Number of Units	GLA	Percent Leased	Percent Billed	Percent of Vacant GLA	ABR	ABR/SF (1)
≥ 35,000 SF	581	36,150,924	98.1%	97.2%	10.5%	$278,350	$9.16
20,000 – 34,999 SF	550	14,468,974	95.6%	93.7%	10.1%	133,357	9.75
10,000 - 19,999 SF	755	10,274,377	90.1%	87.8%	15.9%	113,390	12.57
5,000 - 9,999 SF	1,376	9,464,551	86.3%	84.3%	20.4%	124,483	15.85
< 5,000 SF	8,459	16,256,746	83.1%	80.4%	43.1%	296,087	22.51
TOTAL	11,721	86,615,572	92.6%	91.0%	100.0%	$945,667	$12.76

TOTAL ≥ 10,000 SF	1,886	60,894,275	96.2%	94.8%	36.5%	$525,097	$9.89
TOTAL < 10,000 SF	9,835	25,721,297	84.3%	81.9%	63.5%	420,570	20.02
(1)     ABR/SF is calculated as ABR divided by leased GLA, excluding the GLA of lessee owned leasehold improvements.

The following table sets forth, as of December 31, 2015, a schedule of lease expirations for leases in place within our Portfolio for each of the next ten calendar years and thereafter, assuming no exercise of renewal options or base rent escalations over the lease term and including the GLA of lessee owned leasehold improvements (dollars in thousands):

	Number of		Percent of		Percent
	Leases	Leased GLA	Leased GLA	ABR / SF	of ABR
Month to Month	744	2,352,602	2.8%	$13.15	3.2%
2016	1,549	7,923,535	9.9%	12.12	10.1%
2017	1,700	10,999,208	13.7%	12.00	13.9%
2018	1,579	10,122,010	12.6%	12.47	13.4%
2019	1,338	10,342,317	12.9%	11.58	12.7%
2020	1,182	10,806,589	13.5%	11.15	12.7%
2021	507	6,082,581	7.6%	10.97	7.1%
2022	277	3,665,345	4.6%	11.00	4.3%
2023	282	3,768,107	4.7%	10.18	4.1%
2024	304	3,411,327	4.3%	12.66	4.6%
2025+	640	10,770,456	13.4%	12.21	13.9%

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

Insurance
We have a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for the Company’s properties. The Company formed Incap as part of its overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program.

We also maintain commercial liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and the nature of the shopping centers in our portfolio. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. In the opinion of our management, all of the properties in our portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war. See “Risk Factors-Risks Related to Our Properties and Our Business-Any uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in our portfolio.”

Item 3.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 13 - Commitments and Contingencies to our consolidated financial statements in this report is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth for the years ended December 31, 2015 and 2014 the high and low sales prices for each quarter of BPG’s common stock, which trades on the New York Stock Exchange under the trading symbol “BRX,” and the quarterly declared dividend per share of common stock for the years ended December 31, 2015 and 2014:

	Stock Price
Period	High	Low	Cash Dividends Declared
2015:
First Quarter	$27.43	$24.22	$0.225
Second Quarter	26.70	22.97	0.225
Third Quarter	25.50	20.78	0.225
Fourth Quarter	26.48	23.00	0.245
2014:
First Quarter	$22.37	$20.05	$0.200
Second Quarter	23.23	20.44	0.200
Third Quarter	24.10	22.04	0.200
Fourth Quarter	25.95	21.82	0.225

As of February 1, 2016, the number of holders of record of BPG’s common stock was 179.  This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as with ordinary dividend income or capital gain income.  Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as capital gain from the sale of common shares.  For the taxable year ended December 31, 2015, 100% of the Company’s distributions to shareholders constituted taxable ordinary income.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from October 30, 2013 through December 31, 2015, the cumulative total stockholder return on BPG’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the FTSE NAREIT Equity Shopping Centers Index. Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*

Among Brixmor Property Group Inc., the S&P 500 Index
and the FTSE NAREIT US Shopping Centers Index

$140
$130
$120
$110
$100
$90
$80
10/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
Brixmor Property Group Inc.
S&P 500
FTSE NAREIT US Shopping Centers

*$100 invested on 10/20/13 in stock or 10/31/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2015.

Issuer Purchases of Equity Securities
BPG did not repurchase any of its equity securities during the year ended December 31, 2015.

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
The Successor period in the following table reflects our selected financial data for BPG and the Operating Partnership and their respective subsidiaries for the period following the acquisition by Blackstone through the end of the 2015 fiscal year, and the Predecessor period in the following table reflects our selected financial data for BPG and the Operating Partnership and their respective subsidiaries for the periods prior to the acquisition by Blackstone.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Successor (Consolidated)					Predecessor (Combined Consolidated)
	Year Ended December 31,				Period from June 28, 2011 through December 31,	Period from January 1, 2011 through June 27,
	2015	2014	2013	2012	2011	2011
Revenues
Rental income	$984,548	$960,715	$887,466	$851,311	$429,178	$412,745
Expense reimbursements	276,032	268,035	242,803	225,710	112,355	114,828
Other revenues	5,400	7,849	16,135	11,233	5,331	7,588
Total revenues	1,265,980	1,236,599	1,146,404	1,088,254	546,864	535,161

Operating expenses
Operating costs	129,477	129,148	116,522	118,876	59,440	64,381
Real estate taxes	180,911	179,504	168,468	155,142	77,455	76,744
Depreciation and amortization	417,935	441,630	438,547	488,524	283,653	168,644
Provision for doubtful accounts	9,540	11,537	10,899	11,542	8,465	10,360
Impairment of real estate assets	1,005	—	1,531	—	—	—
General and administrative	98,454	80,175	121,082	88,936	49,874	57,363
Total operating expenses	837,322	841,994	857,049	863,020	478,887	377,492

Other income (expense)
Dividends and interest	315	602	832	1,138	641	815
Gain on bargain purchase	—	—	—	—	328,826	—
Interest expense	(245,012)	(262,812)	(343,193)	(376,237)	(199,131)	(189,299)
Gain on sale of real estate assets and acquisition of joint venture interest	11,744	378	2,223	501	—	—
Gain (loss) on extinguishment of debt, net	1,720	(13,761)	(20,028)	—	917	—
Other (1)	(348)	(8,431)	(11,014)	(1,045)	(40,165)	(9,378)
Total other income (expense)	(231,581)	(284,024)	(371,180)	(375,643)	91,088	(197,862)

Income (loss) before equity in income of unconsolidated joint ventures	197,077	110,581	(81,825)	(150,409)	159,065	(40,193)
Equity in income (loss) of unconsolidated joint ventures	459	370	1,167	687	(160)	(381)
Gain on disposition of investments in unconsolidated joint ventures	—	1,820	—	—	—	—
Impairment of investment in unconsolidated joint ventures	—	—	—	(314)	—	—
Income (loss) from continuing operations	197,536	112,771	(80,658)	(150,036)	158,905	(40,574)

Discontinued operations
Income (loss) from discontinued operations	—	4,909	3,505	(2,447)	(5,769)	2,091
Gain on disposition of operating properties	—	15,171	3,392	5,369	—	—
Impairment of real estate held for sale	—	—	(45,122)	(13,599)	—	(8,608)
Income (loss) from discontinued operations	—	20,080	(38,225)	(10,677)	(5,769)	(6,517)

Net income (loss)	197,536	132,851	(118,883)	(160,713)	153,136	(47,091)

Net (income) loss attributable to non-controlling interests	(3,816)	(43,849)	25,349	38,146	(37,785)	(752)

Net income (loss) attributable to Brixmor Property Group Inc.	193,720	89,002	(93,534)	(122,567)	115,351	(47,843)

Preferred stock dividends	(150)	(150)	(162)	(296)	(137)	—
Net income (loss) attributable to common stockholders	$193,570	$88,852	$(93,696)	$(122,863)	$115,214	$(47,843)
Per common share:
Income (loss) from continuing operations:
Basic	$0.65	$0.36	$(0.33)	$(0.64)	$0.66
Diluted	$0.65	$0.36	$(0.33)	$(0.64)	$0.66
Net income (loss) attributable to common stockholders:
Basic	$0.65	$0.36	$(0.50)	$(0.68)	$(0.02)
Diluted	$0.65	$0.36	$(0.50)	$(0.68)	$(0.02)
Weighted average shares:
Basic	298,004	243,390	188,993	180,675	180,675
Diluted	305,017	244,588	188,993	180,675	180,675
Cash dividends declared per common share	$0.92	$0.825	$0.127	$—	$—
(1) Certain prior period balances have been reclassified to conform to the current period presentation including for acquisition related costs.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	Successor
Balance Sheet Data as of the end of each year	2015	2014	2013	2012	2011
Real estate, net	$9,052,165	$9,253,015	$9,647,558	$9,098,130	$9,496,903
Total assets (1)	$9,498,007	$9,681,913	$10,143,487	$9,569,544	$9,995,066
Debt obligations, net (1) (2)	$5,974,266	$6,022,508	$5,952,860	$6,465,171	$6,657,349
Total liabilities (1)	$6,577,705	$6,701,610	$6,837,500	$7,271,723	$7,516,077
Redeemable non-controlling interests	$—	$—	$21,467	$21,467	$21,559
Total equity	$2,920,302	$2,980,303	$3,284,520	$2,276,354	$2,457,430
(1) Certain prior period balances in the accompanying Consolidated Balance Sheets have been reclassified to conform to the current period presentation for the adoption of Accounting Standards Update (“ASU”) 2015-03,“Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.”
(2) Debt includes mortgage and secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount and unamortized debt issuance costs.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Successor (Consolidated)					Predecessor (Combined Consolidated)
	Year Ended December 31,				Period from June 28, 2011 through December 31,	Period from January 1, 2011 through June 27,
	2015	2014	2013	2012	2011	2011
Revenues
Rental income	$984,548	$960,715	$887,466	$851,311	$429,178	$412,745
Expense reimbursements	276,032	268,035	242,803	225,710	112,355	114,828
Other revenues	5,400	7,849	16,135	11,233	5,331	7,588
Total revenues	1,265,980	1,236,599	1,146,404	1,088,254	546,864	535,161

Operating expenses
Operating costs	129,477	129,148	116,522	118,876	59,440	64,381
Real estate taxes	180,911	179,504	168,468	155,142	77,455	76,744
Depreciation and amortization	417,935	441,630	438,547	488,524	283,653	168,644
Provision for doubtful accounts	9,540	11,537	10,899	11,542	8,465	10,360
Impairment of real estate assets	1,005	—	1,531	—	—	—
General and administrative	98,454	80,175	121,078	88,931	49,874	57,363
Total operating expenses	837,322	841,994	857,045	863,015	478,887	377,492

Other income (expense)
Dividends and interest	315	602	825	1,125	641	815
Interest expense	(245,012)	(262,812)	(343,193)	(376,237)	(199,131)	(189,299)
Gain on sale of real estate assets and acquisition of joint venture interest	11,744	378	2,223	501	—	—
Gain (loss) on extinguishment of debt, net	1,720	(13,761)	(20,028)	—	917	—
Other (1)	(348)	(8,431)	(11,005)	(513)	1,224	(9,378)
Total other income (expense)	(231,581)	(284,024)	(371,178)	(375,124)	(196,349)	(197,862)

Income (loss) before equity in income of unconsolidated joint ventures	197,077	110,581	(81,819)	(149,885)	(128,372)	(40,193)
Equity in income (loss) of unconsolidated joint ventures	459	370	1,167	687	(160)	(381)
Gain on disposition of investments in unconsolidated joint ventures	—	1,820	—	—	—	—
Impairment of investment in unconsolidated joint ventures	—	—	—	(314)	—	—
Income (loss) from continuing operations	197,536	112,771	(80,652)	(149,512)	(128,532)	(40,574)

Discontinued operations
Income (loss) from discontinued operations	—	4,909	3,505	(2,447)	(5,769)	2,091
Gain on disposition of operating properties	—	15,171	3,392	5,369	—	—
Impairment on real estate held for sale	—	—	(45,122)	(13,599)	—	(8,608)
Income (loss) from discontinued operations	—	20,080	(38,225)	(10,677)	(5,769)	(6,517)

Net income (loss)	197,536	132,851	(118,877)	(160,189)	(134,301)	(47,091)

Net income attributable to non-controlling interests	—	(1,181)	(1,355)	(1,306)	(653)	(752)

Net income (loss) attributable to Brixmor Operating Partnership LP	$197,536	$131,670	$(120,232)	$(161,495)	$(134,954)	$(47,843)
Net income (loss) attributable to:
Series A interest	$—	$21,014	$3,451	$—	$—	$—
Partnership common units	197,536	110,656	(123,683)	(161,495)	(134,954)	(47,843)
Net income (loss) attributable to Brixmor Operating Partnership LP	$197,536	$131,670	$(120,232)	$(161,495)	$(134,954)	$(47,843)
Per common unit:
Income (loss) from continuing operations:
Basic	$0.65	$0.36	$(0.33)	$(0.63)	$(0.54)
Diluted	$0.65	$0.36	$(0.33)	$(0.63)	$(0.54)
Net income (loss) attributable to partnership common units:
Basic	$0.65	$0.36	$(0.50)	$(0.68)	$(0.57)
Diluted	$0.65	$0.36	$(0.50)	$(0.68)	$(0.57)
Weighted average number of partnership common units:
Basic	303,992	302,540	250,109	238,834	238,834
Diluted	305,017	303,738	250,109	238,834	238,834
(1) Certain prior period balances have been reclassified to conform to the current period presentation including for acquisition related costs.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	Successor
Balance Sheet Data as of the end of each year	2015	2014	2013	2012	(unaudited) 2011
Real estate, net	$9,052,165	$9,253,015	$9,647,558	$9,098,130	$9,496,903
Total assets (1)	$9,497,775	$9,681,566	$10,142,381	$9,563,725	$9,943,078
Debt obligations, net (1) (2)	$5,974,266	$6,022,508	$5,952,860	$6,465,171	$6,657,349
Total liabilities (1)	$6,577,705	$6,701,610	$6,837,490	$7,271,721	$7,515,937
Redeemable non-controlling interests	$—	$—	$21,467	$21,467	$21,559
Total capital	$2,920,070	$2,979,956	$3,283,424	$2,270,537	$2,405,582
(1) Certain prior period balances in the accompanying Consolidated Balance Sheets have been reclassified to conform to the current period presentation for the adoption of Accounting Standards Update (“ASU”) 2015-03,“Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.”
(2) Debt includes mortgage and secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount and unamortized debt issuance costs.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein refer to each of BPG and the Operating Partnership, collectively. We operate the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our high quality national portfolio is diversified by geography, tenancy and retail format, and our shopping centers are primarily anchored by market-leading grocers. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and has maintained such requirements for our taxable year ended December 31, 2015, and expect to satisfy such requirements for subsequent taxable years.

As of December 31, 2015, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 98.3% of the outstanding OP Units. Certain investments funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) and certain members of our current and former management collectively owned the remaining 1.7% of the outstanding OP Units. We use the term “Outstanding OP Units” to refer to the OP Units not held by BPG, BPG Sub or the General Partner. Holders of Outstanding OP Units may redeem their OP Units for cash based upon the market value of an equivalent number of shares of BPG’s common stock or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders.

Our primary objective is to maximize total returns to BPG’s stockholders through a combination of growth and value-creation at the asset level supported by stable cash flows. We seek to achieve this through ownership of a large, high quality, diversified portfolio of primarily grocery-anchored community and neighborhood shopping centers and by creating meaningful NOI growth from this portfolio. We expect that the major drivers of this growth will be a combination of positive rent spreads from below-market in-place rents and above average lease rollover, occupancy increases, annual contractual rent increases across the portfolio and the execution of embedded anchor space repositioning / redevelopment opportunities / outparcel development opportunities.

We expect the following set of core competencies to position us to execute on our growth strategies:

•
Anchor Space Repositioning / Redevelopment / Outparcel Development Expertise - We have been a top redeveloper over the past decade, according to Chain Store Age magazine, having completed anchor space repositioning / redevelopment / outparcel development projects totaling over $1 billion since January 1, 2003.

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

•	Experienced Management - Senior members of our management team are experienced real estate operators with deep industry expertise and retailer relationships.

Recent Developments
For a discussion of recent events related to a review conducted by our Audit Committee, related management changes, and the risks related thereto, see Item 1 “Business-Recent Developments,” Item 1A “Risk Factors-Risks Related to Recent Events, ” and Item 9A “Controls and Procedures.”

Other Factors That May Influence our Future Results
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
“Risk Factors.”

Portfolio and Financial Highlights

•	As of December 31, 2015, we owned interests in 518 shopping centers (the “Portfolio”), including 517 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•
Billed occupancy for the Portfolio was 91.0% and 91.3% as of December 31, 2015 and 2014, respectively. Leased occupancy for the Portfolio was 92.6% and 92.8% as of December 31, 2015 and 2014, respectively.

•
During 2015, we executed 2,018 leases in our Portfolio totaling 13.4 million square feet of GLA, including 664 new leases totaling 3.0 million square feet of GLA and 1,354 renewals totaling 10.4 million square feet of GLA. The average annualized cash base rent (“ABR”) under the new leases increased 41.6% from the prior tenant’s ABR and increased 14.9% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $15.86 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $12.78. The average cost per square foot for tenant improvements and leasing commissions for new leases was $21.20 and $3.31, respectively. The average cost per square foot for tenant improvements and leasing commissions for renewal leases was $1.42 and $0.02, respectively.

•
During 2014, we executed 2,082 leases in our Portfolio totaling 13.1 million square feet of GLA, including 787 new leases totaling 3.8 million square feet of GLA and 1,295 renewals totaling 9.2 million square feet of GLA. The average annualized cash base rent ABR under the new leases increased 31.2% from the prior tenant’s ABR and increased 12.6% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $13.45 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $12.53. The average cost per square foot for tenant improvements and leasing commissions for new leases was $16.21 and $2.80, respectively. The average cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.75 and $0.04, respectively.

Acquisition Activity

•
During the year ended December 31, 2015, we acquired two shopping centers and a retail building in one of our existing shopping centers for $59.2 million including the assumption of $7.0 million of mortgage debt.

Disposition Activity

•
During the year ended December 31, 2015, we disposed of five shopping centers and three outparcels for net proceeds of $54.2 million resulting in an aggregate gain of $11.7 million and an aggregate impairment of $1.0 million.

•
During the year ended December 31, 2014, we transferred our ownership interests in 35 properties to Blackstone. These properties had a carrying value of $179.0 million and a fair value of $195.2 million, resulting in an aggregate gain of $16.2 million. We also transferred one shopping center to the lender in satisfaction of the property’s mortgage balance resulting in a $6.1 million gain on extinguishment of debt. In addition, we disposed of one shopping center and one outparcel for net proceeds of $6.8 million resulting in an aggregate gain of $1.2 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Revenues (in thousands)

	Year Ended December 31,
	2015	2014	$ Change
Revenues
Rental income	$984,548	$960,715	$23,833
Expense reimbursements	276,032	268,035	7,997
Other revenues	5,400	7,849	(2,449)
Total revenues	$1,265,980	$1,236,599	$29,381

Rental income
The increase in rental income for the year ended December 31, 2015 of $23.8 million, as compared to the corresponding period in 2014, was primarily due to a $18.0 million increase in ABR driven primarily by contractual rent increases from properties owned as of the end of both reporting periods and for the entirety of both periods as well as an increase in leasing spreads of 14.9% in 2015 and 12.6% in 2014 for both new and renewal leases.

Expense reimbursements
The increase in expense reimbursements for the year ended December 31, 2015 of $8.0 million, as compared to the corresponding period in 2014, was primarily due to the expense recovery percentage for our properties increasing 1.4% in 2015.

Other revenues
The decrease in other revenues for the year ended December 31, 2015 of $2.4 million, as compared to the corresponding period in 2014, was primarily due to a decrease in percentage rent revenue.

Operating Expenses (in thousands)

	Year Ended December 31,
	2015	2014	$ Change
Operating expenses
Operating costs	$129,477	$129,148	$329
Real estate taxes	180,911	179,504	1,407
Depreciation and amortization	417,935	441,630	(23,695)
Provision for doubtful accounts	9,540	11,537	(1,997)
Impairment of real estate assets	1,005	—	1,005
General and administrative	98,454	80,175	18,279
Total operating expenses	$837,322	$841,994	$(4,672)

Operating costs
The increase in operating costs for the year ended December 31, 2015 of $0.3 million, as compared to the corresponding period in 2014, was primarily due to an increase in maintenance and repair costs, partially offset by a decrease in insurance expenses.

Real estate taxes
The increase in real estate taxes for the year ended December 31, 2015 of $1.4 million, as compared to the corresponding period in 2014, was primarily due to increased tax assessments on several of our properties, primarily in Texas and Florida.

Depreciation and amortization
The decrease in depreciation and amortization for the year ended December 31, 2015 of $23.7 million, as compared to the corresponding period in 2014, was primarily due to the run off of purchase accounting intangibles.

Provision for doubtful accounts
The decrease in provisions for doubtful accounts for the year ended December 31, 2015 of $2.0 million, as compared to the corresponding period in 2014, was primarily due to enhanced collection efforts.

Impairment of real estate assets
During the year ended December 31, 2015, we incurred an impairment of $1.0 million resulting from the sale of one of our shopping centers and one outparcel.

General and administrative
The increase in general and administrative costs for the year ended December 31, 2015 of $18.3 million, as compared to the corresponding period in 2014, was primarily due to a $13.9 million increase in equity based compensation expense and $2.5 million of expenses related to the Audit committee review. The equity based compensation expense increase is primarily the result of a performance condition associated with the vesting of certain shares becoming probable.

During the years ended December 31, 2015 and 2014, we capitalized personnel costs of $6.3 million and $5.8 million, respectively, to building and improvements for anchor space repositioning and redevelopment projects and $15.1 million and $15.1 million, respectively, to deferred charges and prepaid expenses, net for deferred leasing costs.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2015	2014	$ Change
Other income (expense)
Dividends and interest	$315	$602	$(287)
Interest expense	(245,012)	(262,812)	17,800
Gain on sale of real estate assets and acquisition of joint venture interest	11,744	378	11,366
Gain (loss) on extinguishment of debt, net	1,720	(13,761)	15,481
Other	(348)	(8,431)	8,083
Total other income (expense)	$(231,581)	$(284,024)	$52,443

Dividends and interest
The decrease in dividends and interest for the year ended December 31, 2015 of $0.3 million, as compared to the corresponding period in 2014, was primarily due to a $4.1 million decrease in interest bearing receivables.

Interest expense
The decrease in interest expense for the year ended December 31, 2015 of $17.8 million, as compared to the corresponding period in 2014, was primarily due to the 2014 and 2015 debt repayments of $2.1 billion with a weighted-average interest rate of 5.68%, partially offset by $1.8 billion of proceeds from the issuance of senior unsecured notes and a term loan as well as borrowings under our $2.75 billion senior unsecured credit facility (the “Unsecured Credit Facility”) with a weighted average interest rate of 2.6%.

Gain on sale of real estate assets
During the year ended December 31, 2015, we disposed of certain shopping centers and outparcels resulting in an aggregate gain of $11.7 million. During the year ended December 31, 2014, we disposed of one building resulting in an aggregate gain of $0.4 million.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2015, we repaid $868.9 million of mortgages and secured loans and $225.0 million of unsecured notes, resulting in a $1.7 million net gain on extinguishment of debt. During the year ended December 31, 2014, we repaid $763.3 million of mortgages and secured loans and $110.2 million of unsecured notes resulting in a $13.8 million net loss on extinguishment of debt.

Other
The decrease in other expense, net for the year ended December 31, 2015 of $8.1 million, as compared to the corresponding period in 2014, was primarily due to (i) $4.7 million of income in 2015 related to net adjustments to pre-IPO tax reserves and receivables, (ii) $1.8 million of income in 2015 related to an environmental contingency and (iii) a $1.4 million expense in 2014 related to a litigation settlement.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Year Ended December 31,
	2015	2014	$ Change
Equity in income of unconsolidated joint ventures	$459	$370	$89
Gain on disposition of investments in unconsolidated joint ventures	—	1,820	(1,820)

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained approximately the same for the year ended December 31, 2015 as compared to the corresponding period in 2014.

Gain on disposition of investments in unconsolidated joint ventures
During the year ended December 31, 2014, in connection with our initial public offering (“IPO”), we distributed our interests in three unconsolidated joint ventures to Blackstone resulting in a gain on disposition of $1.8 million.

Discontinued Operations (in thousands)

	Year Ended December 31,
	2015	2014	$ Change
Discontinued operations
Income (loss) from discontinued operations	$—	$4,909	$(4,909)
Gain on disposition of operating properties	—	15,171	(15,171)
Income (loss) from discontinued operations	$—	$20,080	$(20,080)

Discontinued Operations
As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” there were no disposals classified as discontinued operations for the year ended December 31, 2015.

Results from discontinued operations for the year ended December 31, 2014 include the results of 34 shopping centers disposed of during the year ended December 31, 2014.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Revenues (in thousands)

	Year Ended December 31,
	2014	2013	$ Change
Revenues
Rental income	$960,715	$887,466	$73,249
Expense reimbursements	268,035	242,803	25,232
Other revenues	7,849	16,135	(8,286)
Total revenues	$1,236,599	$1,146,404	$90,195

Rental income
The increase in rental income for the year ended December 31, 2014 of $73.2 million, as compared to the corresponding period in 2013, was primarily due to a $72.3 million increase in ABR driven by (i) an increase in billed occupancy from 90.7% as of December 31, 2013 to 91.3% as of December 31, 2014, (ii) an increase in leasing spreads of 12.6% for both new and renewal leases, and (iii) $46.8 million of ABR from 43 properties acquired from Blackstone in connection with our 2013 IPO (the “Acquired Properties”), partially offset by (iv) a decrease in the amortization of above and below market lease intangibles and lease settlement income due to the expiration and termination of leases.

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

During the years ended December 31, 2014 and 2013, we capitalized personnel costs of $5.8 million and $5.2 million, respectively, to building and improvements for anchor space repositioning and redevelopment projects and $15.1 million and $13.3 million, respectively, to deferred charges and prepaid expenses, net for deferred leasing costs.

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

Interest expense
The decrease in interest expense for the year ended December 31, 2014 of $80.4 million, as compared to the corresponding period in 2013, was primarily due to the 2013 repayment of $2.6 billion of debt with a weighted-average interest rate of 5.71% and the 2014 repayment of $1.0 billion of debt with a weighted-average interest rate of 5.59%, which decreased interest expense by $116.6 million, partially offset by an increase of $36.6 million of interest expense on our Unsecured Credit Facility and a $600 million unsecured term loan (the “Term Loan”). The secured mortgage loan and unsecured note repayments were financed primarily from proceeds of borrowings under our Unsecured Credit Facility and Term Loan which had a weighted average interest rate of 2.0% as of December 31, 2014 as well as from proceeds of our initial public offering.

Gain on sale of real estate assets and acquisition of joint venture interest
During the year ended December 31, 2014, we disposed of one outparcel for aggregate proceeds of $2.8 million resulting in a $0.4 million gain. During the year ended December 31, 2013, we disposed of two outparcels for aggregate proceeds of $1.4 million resulting in an aggregate gain of $1.1 million. In addition, we purchased the remaining 70% interest in a shopping center held through an unconsolidated joint venture resulting in a gain of $1.1 million on the step-up of the original 30% interest.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2014, we repaid $763.3 million of mortgages and secured loans, $110.2 million of unsecured notes and 174.8 million of financing liabilities resulting in a $13.8 million net loss on extinguishment of debt. During the year ended December 31, 2013, we repaid $2.6 billion of mortgages and secured loans and $51.0 million of unsecured notes resulting in a $20.0 million loss on extinguishment of debt, net.

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

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Year Ended December 31,
	2014	2013	$ Change
Equity in income of unconsolidated joint ventures	$370	$1,167	$(797)
Gain on disposition of investments in unconsolidated joint ventures	1,820	—	1,820

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

Income (loss) from discontinued operations
Results from discontinued operations include the results from the following: (i) 34 shopping centers and (ii) 18 shopping centers disposed of during 2013. There were no properties classified as held for sale at December 31, 2014.

Gain on disposition of operating properties
During the year ended December 31, 2014, the gain on disposition of operating properties was attributable to the distribution of our interests in 32 properties to Blackstone and the sale of one additional shopping center.

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

For a discussion of recent events related to a review conducted by our Audit Committee, related management changes, and the risks related thereto, included with respect to our liquidity and capital resources, see Item 1 “Business-Recent Developments,” Item 1A “Risk Factors-Risks Related to Recent Events, ” and Item 9A “Controls and Procedures.”

Our primary expected sources and uses and capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt;

•	asset sales; and

•	issuance of equity securities.

Uses
Short term:

•	leasing costs and tenant improvements allowances;

•	active anchor space repositioning/redevelopments;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	dividend/distribution payments.
Long term:

•	major active redevelopments, renovation or expansion programs at individual properties;

•	acquisitions; and

•	debt maturities.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2015	2014	2013
Cash flows provided by operating activities	534,025	479,210	331,990
Cash flows used in investing activities	(189,068)	(200,832)	(86,367)
Cash flows used in financing activities	(336,024)	(331,698)	(234,806)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2015	2014	2013
Cash flows provided by operating activities	$534,025	$479,217	$331,988
Cash flows used in investing activities	$(189,065)	$(200,822)	$(86,361)
Cash flows used in financing activities	$(335,904)	$(330,951)	$(230,102)

Operating Activities
Cash and cash equivalents for the Parent Company were $69.5 million and $60.6 million as of December 31, 2015 and 2014, respectively. Cash and cash equivalents for the Operating Partnership were $69.5 million and $60.5 million as of December 31, 2015 and 2014 respectively.

Our net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and tenant expense reimbursements  and cash outflows for property operating expenses, real estate taxes, general and administrative expenses and interest payments.

For the year ended December 31, 2015, the Company’s net cash flow provided by operating activities increased $54.8 million as compared to the corresponding period in 2014. The increase is primarily due to (i) an increase in Same Property net operating income and (ii) a decrease in interest expense due to a decrease in the weighted average interest rate on outstanding indebtedness, partially offset by (iii) a decrease in working capital due to a reduction in cash flows from restricted cash and deferred charges and prepaid expenses, partially offset by an increase in accounts payable, accrued expenses and other liabilities due to timing of payments.

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

For the year ended December 31, 2015, the Company’s net cash flow used in investing activities decreased $11.8 million as compared to the corresponding period in 2014. The decrease was primarily due to (i) an increase of $47.4 million in proceeds from sales of real estate assets, (ii) a decrease of $24.7 million of improvements to and investments in real estate assets, partially offset by (iii) a decrease of $2.8 million in restricted cash attributable to investing activities and (iv) a decrease of $3.8 million in proceeds from the sale of marketable securities and (v) an increase of $52.2 million in acquisitions of real estate assets.

Improvements to and investments in real estate assets
During the years ended December 31, 2015 and 2014, the Company expended $189.9 million and $214.7 million, respectively, on improvements to and investments in real estate assets.

Recurring capital expenditures are costs to maintain properties and their common areas including new roofs and paving of parking lots. Recurring capital expenditures per square foot for the years ended December 31, 2015, 2014 and 2013, were $0.28, $0.28 and $0.26, respectively.

In addition to recurring capital expenditures, we evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning / redevelopment opportunities / outparcel development opportunities. We have intensified our focus on enhancing the quality of our assets and improving the customer experience through a unified organizational effort known as “Raising the Bar.” These efforts are tenant-driven and focus on renovating, re-tenanting and repositioning assets and generally present higher risk-adjusted returns than new developments. Such initiatives are focused on upgrading our centers with strong, best-in-class anchors and transforming such properties’ overall merchandise mix and tenant quality.  Potential new projects include value-creation opportunities that have been previously identified within the Portfolio, as well as new opportunities created by the lack of meaningful community and neighborhood shopping center development in the United States. We may occasionally seek to acquire non-owned anchor spaces and outparcels at or adjacent to our shopping centers in order to facilitate redevelopment projects. In addition, as we own a vast majority of our anchor spaces greater than 35,000 sq. ft., we have important operational control over the positioning of our shopping centers in the event an anchor ceases to operate and flexibility in working with new and existing anchor tenants as they seek to expand or reposition their stores. Currently, our anchor space repositioning / redevelopments / outparcel developments in our Portfolio relate to 44 projects for which we anticipate incurring approximately $104.6 million in improvements, of which $58.3 million had not yet been incurred as of December 31, 2015.

Acquisitions of and proceeds from sales of real estate assets
Although we expect that the major drivers of our growth will come from our existing Portfolio, we will continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist. During the year ended December 31, 2015, we acquired two properties and a retail building in one of our existing shopping centers.

We may also dispose of properties when we feel growth has been maximized. During the year ended December 31, 2015, we disposed of five shopping centers and three outparcels.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness and prevailing market conditions associated with each source of capital.

For the year ended December 31, 2015, the Parent Company’s net cash used in financing activities increased $4.3 million as compared to the corresponding period in 2014. The increase was primarily due to a $52.8 million net increase in distributions to stockholders and non-controlling interests, partially offset by a $49.5 million decrease in debt repayments, net of borrowings.

For the year ended December 31, 2015, the Operating Partnership’s net cash used in financing activities increased $5.0 million as compared to the corresponding period in 2014. The increase was primarily due to a $54.3 million increase in distributions to partners and non-controlling interests, partially offset by a $49.5 million decrease in debt repayments, net of borrowings.

Our current capital structure provides us with financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have an Unsecured Credit Facility consisting of a $1.5 billion term loan and a $1.25 billion revolving credit facility, with a lending group comprised of financial institutions under which we had $834.0 million of undrawn capacity as of December 31, 2015. We believe we have access to multiple forms of capital, including unsecured corporate level debt, preferred equity and additional credit facilities. We currently have investment grade credit ratings from all three major credit rating agencies. We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, and further expand our unencumbered asset pool.

During the year ended December 31, 2015, the Operating Partnership issued $700.0 million aggregate principal amount of 3.850% Senior Notes due 2025 (the “2025 Notes”) and $500.0 million aggregate principal amount of 3.875% Senior Notes due 2022 (the “2022 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's $1.25 billion unsecured revolving credit facility and $125.0 million aggregate principal amount of senior unsecured notes. During the year ended December 31, 2015, we repaid $868.9 million of mortgages and secured loans and $225.0 million of unsecured notes. These repayments were funded primarily from borrowings under the Company’s $1.25 billion unsecured revolving credit facility.

During 2016, we have $855.6 million of mortgage loans scheduled to mature and we have approximately $22.1 million of scheduled mortgage amortization payments. We currently intend to repay the scheduled maturities and amortization payments with operating cash and borrowings on our revolving credit facility.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, we generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for the expansion and renovation of shopping centers in our portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the years ended December 31, 2015 and 2014 were $274.0 million and $239.1 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.245 per common share and OP Unit for the fourth quarter of 2015. The dividend was paid on January 15, 2016 to shareholders of record on January 6, 2016. Our Board of Directors declared a quarterly cash dividend of $0.245 per common share and OP Unit for the first quarter of 2016. The dividend is payable on April 15, 2016 to shareholders of record on April 5, 2016.

Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans and financing liabilities with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers and corporate offices.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of December 31, 2015.

Contractual Obligations	Payment due by period
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Debt (1)	$877,700	$765,659	$1,519,476	$620,126	$766,577	$1,411,678	$5,961,216
Interest payments (2)	228,355	173,022	139,009	110,451	94,206	171,596	916,639
Operating leases	6,745	6,618	6,201	6,051	5,241	81,709	112,565
Total	$1,112,800	$945,299	$1,664,686	$736,628	$866,024	$1,664,983	$6,990,420

(1)	Debt includes scheduled principal amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable.

(2)
We incur variable rate interest on $1.9 billion and $600.0 million of debt related to the Unsecured Credit Facility and Term Loan, respectively. The margin associated with Unsecured Credit Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans. The margin on the Unsecured Credit Facility was 1.40% as of December 31, 2015. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on $1.5 billion of the Unsecured Credit Facility to a fixed, combined interest rate of 0.844% plus an interest spread of 140 basis points. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% as of December 31, 2015.

Pursuant to the terms of the Term Loan, Unsecured Credit Facility, the 2022 Notes and the 2025 Notes, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Funds From Operations
NAREIT FFO is a supplemental non-GAAP financial measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties, and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties, (iv) impairment of operating properties and real estate equity investments, and (v) after adjustments for joint ventures calculated to reflect funds from operations on the same basis.

NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock is NAREIT FFO as further adjusted to exclude net income (loss) attributable to non-controlling interests not convertible into common stock. We believe NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock are meaningful supplemental measures that are more reflective of our operating performance by excluding FFO attributable to non-controlling interests not convertible into common stock.

We present NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock as we consider them important supplemental measures of our operating performance and we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of financial performance and are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of liquidity. Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations and, accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to similarly titled measures presented by such other REITs. Investors are cautioned that items excluded from NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock are significant components in understanding and addressing financial performance.

Our reconciliation of Brixmor Property Group Inc.’s net income to NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interest convertible into common stock for the year ended December 31, 2015, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income	$197,536	$132,851	$(118,883)
Gain on disposition of operating properties	(11,744)	(15,549)	(3,392)
Gain on disposition of unconsolidated joint ventures	—	(1,820)	—
Depreciation and amortization-real estate related-continuing operations	413,470	438,565	436,547
Depreciation and amortization-real estate related-discontinued operations	—	606	11,687
Depreciation and amortization-real estate related-unconsolidated joint ventures	85	168	180
Impairment of operating properties	807	—	43,582
NAREIT FFO	600,154	554,821	369,721
Adjustments attributable to non-controlling interests not convertible into common stock	—	(6,415)	(7,155)
NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock	$600,154	$548,406	$362,566

NAREIT FFO per share/OP Unit - diluted	$1.97	$1.80	$1.44
Weighted average shares/OP Units outstanding - basic and diluted (1)	305,023	304,359	252,009

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of certain BPG Sub shares and OP Units to common stock of the Company and the vesting of certain restricted stock awards.

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

The fair values of tangible assets are determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a prospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2015.

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

We may use additional derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties or unsecured debt obligations. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of the financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value derivative contract is positive, the counterparty owes us, which creates credit risk to us. We will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. The Company has entered into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk exposure arising from variable rate debt transactions that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

As of December 31, 2015, we had $1.9 billion of outstanding floating rate borrowings under our $2.75 billion senior unsecured credit facility (the “Unsecured Credit Facility”) and a $600.0 million unsecured term loan (the “Term Loan”) which both bore interest at a rate equal to LIBOR plus an interest spread of 140 basis points. $1.5 billion of the borrowings under the Unsecured Credit Facility are subject to interest rate swap agreements, which effectively convert the interest rate on the borrowings from floating to fixed. If market rates of interest on our variable rate debt increased by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $10.2 million (this includes the impact of the $1.5 billion of interest rate swap agreements). If market rates of interest on our variable rate debt decreased by 1%, the decrease in annual interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.5 million (this includes the impact of the $1.5 billion of interest rate swap agreements).

The table below presents the principal cash flows, weighted average interest rates of remaining debt and the fair value of total debt as of December 31, 2015 (dollars in thousands). The table is presented by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Although the average interest rate for variable rate debt is included in the table, those rates represent rates that existed as of December 31, 2015 and are subject to change on a monthly basis. Further, the table below incorporates only those exposures that exist as of December 31, 2015 and does not consider exposures or positions that could arise after that date. Since firm commitments are not presented, the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Secured Debt
Fixed rate	$877,700	$349,659	$19,476	$20,126	$766,577	$193,225	$2,226,763	$2,367,070
Weighted average interest rate(1)	6.23%	6.17%	6.17%	6.17%	6.17%	6.17%

Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate(1)	—	—	—	—	—	—

Unsecured Debt
Fixed rate	$—	$—	$—	$—	$—	$1,218,453	$1,218,453	$1,198,504
Weighted average interest rate(1)	3.91%	3.91%	3.91%	3.91%	3.91%	3.91%

Variable rate(2)	$—	$416,000	$1,500,000	$600,000	$—	$—	$2,516,000	$2,516,000
Weighted average interest rate(1)	2.00%	2.07%	1.65%	—%	—%	—%

(1)	Weighted average interest rates are on the debt balances as of the end of each year presented and assume repayment of debt on their scheduled maturity date.

(2)
The $1.5 billion term loan facility bears interest at LIBOR plus an interest spread of 140 basis point. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on the $1.5 billion term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 140 basis points.

Item 8.    Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and considering the material weakness in internal control over financial reporting described below in “Management's Report on Internal Control Over Financial Reporting,” BPG’s principal executive officer, Daniel B. Hurwitz, and principal financial officer, Barry Lefkowitz, concluded that BPG’s disclosure controls and procedures were not effective as of such date.

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

Under the supervision and with the participation of its management, including its interim chief executive officer and interim chief financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that due to the material weakness described below, its internal control over financial reporting was not effective as of December 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The control environment, the first component in the COSO Framework, provides the basis for carrying out internal controls across the organization and places responsibility on senior management to establish the tone at the top of the organization, including demonstrated commitment to integrity and ethical values throughout the organization. As further described in Item 1, “Business-Recent Developments”, the Audit Committee of the Board of Directors conducted a review that led the Board of Directors to conclude that specific BPG personnel, in certain instances, were directly involved and/or supervised persons directly involved in smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth, an industry non-GAAP financial measure. Based on these findings, the Board of Directors concluded that there was a deficiency in the control environment specifically because the foregoing actions failed to demonstrate commitment to integrity and ethical values and senior management did not set an appropriate tone at the top. Although the actual amount of financial statement misstatement resulting from these actions was not significant, because of the override of controls that occurred at senior levels of management, we have concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Remediation Plan and Activities
BPG has implemented or is evaluating various remedial actions to address the material weakness described above. These actions include the following:

•	certain personnel are no longer employed by BPG;

•
the Audit Committee, Board and executives will increase communication and training to employees regarding the ethical values of BPG, requirement to comply with laws, the Code of Conduct and BPG's policies; and

•	BPG is evaluating its organizational structure, and will assess roles and responsibilities to enhance controls and compliance.

BPG is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. We will give further updates to our remediation plan in future SEC filings.

Changes in Internal Control over Financial Reporting
Other than those described above, there have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and considering the material weakness in internal control over financial reporting described below in “Management's Report on Internal Control Over Financial Reporting,” the Operating Partnership's principal executive officer, Daniel B. Hurwitz, and principal financial officer, Barry Lefkowitz, concluded that the Operating Partnership's disclosure controls and procedures were not effective as of such date.

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

Under the supervision and with the participation of its management, including its interim chief executive officer and interim chief financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that due to the material weakness described below, its internal control over financial reporting was not effective as of December 31, 2015. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The control environment, the first component in the COSO Framework, provides the basis for carrying out internal controls across the organization and places responsibility on senior management to establish the tone at the top of the organization, including demonstrated commitment to integrity and ethical values throughout the organization. As further described in Item 1, “Business-Recent Developments”, the Audit Committee of the Board of Directors conducted a review that led the Board of Directors to conclude that specific Operating Partnership personnel, in certain instances, were directly involved and/or supervised persons directly involved in smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth, an industry non-GAAP financial measure. Based on these findings, the Board of Directors concluded that there was a deficiency in the control environment specifically because the foregoing actions failed to demonstrate commitment to integrity and ethical values and senior management did not set an appropriate tone at the top. Although the actual amount of financial statement misstatement resulting from these actions was not significant, because of the override of controls that occurred at senior levels of management, we have concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Remediation Plan and Activities
The Operating Partnership has implemented or is evaluating various remedial actions to address the material weakness described above. These actions include the following:

•	certain personnel are no longer employed by the Operating Partnership;

•
the Audit Committee, Board and executives will increase communication and training to employees regarding the ethical values of the Operating Partnership, requirement to comply with laws, the Code of Conduct and the Operating Partnership's policies; and

•	the Operating Partnership is evaluating its organizational structure, and will assess roles and responsibilities to enhance controls and compliance.

The Operating Partnership is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. We will give further updates to our remediation plan in future SEC filings.

Changes in Internal Control over Financial Reporting
Other than those described above, there have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the sections captioned “Proposal No. 1-Election of Directors,” “The Board of Directors and Certain Governance Matters-Executive Officers of the Company,” “The Board of Directors and Certain Governance Matters-Code of Business Conduct and Ethics and Code of Conduct for Senior Financial Officers,” “The Board of Directors and Certain Governance Matters-Committee Membership-Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 16, 2016 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2015 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the sections captioned “Compensation of Our Officers and Directors,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” included in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 16, 2016 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2015 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the sections captioned “Equity Compensation Plan Information” and “Ownership of Securities” included in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 16, 2016 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2015 fiscal year covered by this Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the sections captioned “Transactions with Related Persons” and “The Board of Directors and Certain Governance Matters - Director Independence and Independence Determinations” included in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 16, 2016 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2015 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the section captioned “Proposal No. 2 - Ratification of Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” included in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on June 16, 2016 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2015 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

3.    Exhibits.
(b)    Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Bylaws of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.2
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Special Limited Partner, and the other limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.1
3.5	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, and the limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.2
3.6	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 11, 2014	8-K	001-36160	3/14/2014	10.1
3.7	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 28, 2014	8-K	001-36160	4/3/2014	10.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee.	8-K	001-36160	1/21/2015	4.2
4.3	Second Supplemental Indenture, dated August 10, 2015, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	00-36160	8/10/2015	4.2
4.4	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.5	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.6	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.7	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	8/23/2013	4.4
4.8	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.1
4.9	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.10	Form of Officers’ Certificate relating to the terms of the Company’s 3.75% Convertible Senior Notes due 2023	8-K	001-12244	5/19/2003	4.2
4.11	Supplemental Indenture to the 1999 Indenture, dated as of December 17, 2004, by and between New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and U.S. Bank Trust National Association (as successor to State Street Bank and Trust Company)	8-K	001-12244	12/22/2004	4.1
4.12	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.13	Supplemental Indenture to the 1999 Indenture, dated as of May 4, 2007, by and between Centro NP LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.4
4.14	Supplemental Indenture to the 1999 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.2
4.15	Indenture, dated as of January 30, 2004, by and between New Plan Excel Realty Trust, Inc. as Primary Obligor, and U.S. Bank Trust National Association, as Trustee (the “2004 Indenture”)	8-K	001-12244	2/5/2004	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.16	First Supplemental Indenture to the 2004 Indenture, dated as of September 19, 2006, between New Plan Excel Realty Trust and U.S. Bank Trust National Association, as trustee	8-K	001-12244	9/19/2006	4.1
4.17	Successor Supplemental Indenture to the 2004 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.1
4.18	Supplemental Indenture to the 2004 Indenture, dated as of May 4, 2007, by and between Centro NP LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.5
10.1	Separate Series Agreement, dated as of October 29, 2013, by and among BRE Non-Core Assets Inc., as a limited partner associated with Series A, Non-Core Series GP, LLC, as the general partner associated with Series A, and Brixmor OP GP LLC, as the general partner of the Partnership on behalf of Brixmor Operating Partnership LP	8-K	001-36160	11/4/2013	10.3
10.2	Registration Rights Agreement, dated as of October 29, 2013, by and among the Company and the equity holders named therein	8-K	001-36160	11/4/2013	10.4
10.3	Stockholders’ Agreement, dated as of October 29, 2013, by and between the Company and BRE Retail Holdco L.P.	8-K	001-36160	11/4/2013	10.5
10.4	Exchange Agreement, dated as of October 29, 2013, by and among the Company and the other holders of BPG Subsidiary Inc. common stock from time to time party thereto	8-K	001-36160	11/4/2013	10.6
10.5	Form of Contribution Agreement	S-11	333-190002	10/29/2013	10.2
10.6	Non-Core Property Management Agreement, dated as of October 29, 2013	10-K	001-36160	3/12/2014	10.9
10.7	Term Loan Agreement, dated March 18, 2014, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	8-K	001-36160	3/18/2014	10.1
10.8	Parent Guaranty, executed as of March 18, 2014, by BPG Subsidiary Inc. and Brixmor OP GP LLC for the benefit of JPMorgan Chase, N.A., as administrative agent	8-K	001-36160	3/18/2014	10.2
10.9	Amendment No. 1 to Term Loan Agreement, dated as of February 5, 2015, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36160	2/9/2015	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.10	Revolving Credit and Term Loan Agreement, dated as of July 16, 2013, among Brixmor Operating Partnership LP. as borrower, JP Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as syndication agents, Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada, as documentation agents and the other Lenders party thereto	S-11	333-190002	8/23/2013	10.6
10.11	Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of February 5, 2015, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36160	2/9/2015	10.1
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
		S-11	333-190002	8/23/2013	10.9
10.13	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP New Garden SC Owner, LLC, et al.)	S-11	333-190002	8/23/2013	10.10
10.14	Senior Mezzanine Loan Agreement, dated as of July 28, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.11
10.15	Senior Mezzanine Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.12

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.16	Omnibus Amendment to the Mezzanine Loan Documents, dated as of September 1, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/17/2013	10.13
10.17	Loan Agreement, dated as of July 28, 2010, by and between Centro NP Roosevelt Mall Owner, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/17/2013	10.14
10.18	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP Roosevelt Mall Owner, LLC)	S-11	333-190002	10/17/2013	10.15
10.19*	2013 Omnibus Incentive Plan	S-11	333-190002	9/23/2013	10.18
10.20*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.21*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Michael A. Carroll	S-11	333-190002	8/23/2013	10.20
10.22*	Employment Agreement, dated June 24, 2013, between BPG Subsidiary Inc. and Michael V. Pappagallo	S-11	333-190002	8/23/2013	10.21
10.23*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.24*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Dean Bernstein	S-11	333-190002	8/23/2013	10.24
10.25*	Employment Agreement, dated October 19, 2015, between Brixmor Property Group Inc. and Michael Hyun					X
10.26*	Employment Agreement, dated February 12, 2016, between Brixmor Property Group Inc. and Daniel B. Hurwitz	8-K	001-36160	2/16/2016	10.2
10.27*	Employment Agreement, dated February 15, 2016, between Brixmor Property Group Inc. and Barry Lefkowitz	8-K	001-36160	2/16/2016	10.1
10.28*	Form of Brixmor Property Group Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/4/2013	10.26
10.29*	Form of BPG Subsidiary Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/4/2013	10.27
10.30*	Form of Restricted Stock Unit Agreement	10-Q	001-36160	4/27/2015	10.1
10.31*	Form of LTIP Unit Agreement	10-Q	001-36160	4/27/2015	10.2
10.32*	Separation Agreement and Release, dated February 7, 2016 by and between the Company and Michael A. Carroll	8-K	001-36160	2/8/2016	10.1
10.33*	Separation Agreement and Release, dated February 5, 2016 by and between the Company and Michael V. Pappagallo	8-K	001-36160	2/8/2016	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.34*	Separation Agreement and Release, dated February 7, 2016 by and between the Company and Steven A. Splain	8-K	001-36160	2/8/2016	10.3
10.35	Form of Director Restricted Stock Award Agreement	S-11	333-190002	10/4/2013	10.30
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Ernst & Young LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.3	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
23.4	Consent of Ernst & Young LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Section 13(r) Disclosure	—	—	—	—	x
99.2	Property List	—	—	—	—	x
99.3	Information relating to Part II, Item 14 “Other Expenses of Issuance and Distribution” of the Registration Statement (File No. 333-201464-01).	8-K	001-36160	1/21/2015	99.1
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

BRIXMOR PROPERTY GROUP INC.

Date: February 29, 2016	By:	/s/Daniel B. Hurwitz
Daniel B. Hurwitz
Interim Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 29, 2016	By:	/s/Daniel B. Hurwitz
Daniel B. Hurwitz
Interim Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2016	By:	/s/Daniel B. Hurwitz
Daniel B. Hurwitz
Interim Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 29, 2016	By:	/s/Barry Lefkowitz
Barry Lefkowitz
Interim Chief Financial Officer
(Principal Financial Officer)

Date: February 29, 2016	By:	/s/Michael Cathers
Michael Cathers
Interim Chief Accounting Officer
(Principal Accounting Officer)

Date: February 29, 2016	By:	/s/John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Date: February 29, 2016	By:	/s/Michael Berman
Michael Berman
Director

Date: February 29, 2016	By:	/s/Anthony W. Deering
Anthony W. Deering
Director

Date: February 29, 2016	By:	/s/Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 29, 2016	By:	/s/Jonathan D. Gray
Jonathan D. Gray
Director

Date: February 29, 2016	By:	/s/William D. Rahm
William D. Rahm
Director

Date: February 29, 2016	By:	/s/William J. Stein
William J. Stein
Director

Date: February 29, 2016	By:	/s/Gabrielle Sulzberger
Gabrielle Sulzberger
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brixmor Property Group Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2015. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brixmor Property Group Inc. and Subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting due to a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brixmor Property Group Inc. and Subsidiaries
New York, New York

We have audited Brixmor Property Group Inc.’s and Subsidiaries (the “Company”) internal control over financial reporting of as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in entity level controls has been identified and included in management's assessment:

The control environment, the first component in the COSO Framework, provides the basis for carrying out internal controls across the organization and places responsibility on senior management to establish the tone at the top of the organization, including demonstrated commitment to integrity and ethical values throughout the organization. The Audit Committee of the Board of Directors conducted a review that led the Board of Directors to conclude that specific Company personnel, in certain instances, were directly involved and/or supervised persons directly involved in smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth, an industry non-GAAP financial measure. Based on these findings, we concluded that there was a deficiency in the control environment specifically because the foregoing actions failed to demonstrate commitment to integrity and ethical values and senior management did not set an appropriate tone at the top. Although the actual amount of financial statement misstatement resulting from these actions was not significant, because of the override of controls that occurred at senior levels of management, we have concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, we have determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Brixmor Property Group Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brixmor Property Group Inc. and Subsidiaries at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Brixmor Operating Partnership LP and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows for the year ended December 31, 2015. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brixmor Operating Partnership LP and Subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an adverse opinion on the Operating Partnership’s internal control over financial reporting due to a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Brixmor Operating Partnership LP and Subsidiaries
New York, New York

We have audited Brixmor Operating Partnership LP’s and Subsidiaries (the “Operating Partnership”) internal control over financial reporting of as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Operating Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in entity level controls has been identified and included in management's assessment:

The control environment, the first component in the COSO Framework, provides the basis for carrying out internal controls across the organization and places responsibility on senior management to establish the tone at the top of the organization, including demonstrated commitment to integrity and ethical values throughout the organization. The Audit Committee of the Board of Directors conducted a review that led the Board of Directors to conclude that specific Operating Partnership personnel, in certain instances, were directly involved and/or supervised persons directly involved in smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth, an industry non-GAAP financial measure. Based on these findings, we concluded that there was a deficiency in the control environment specifically because the foregoing actions failed to demonstrate commitment to integrity and ethical values and senior management did not set an appropriate tone at the top. Although the actual amount of financial statement misstatement resulting from these actions was not significant, because of the override of controls that occurred at senior levels of management, we have concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, we have determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Operating Partnership and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Operating Partnership has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Operating Partnership and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Partners of Brixmor Operating Partnership LP and Subsidiaries

We have audited the accompanying consolidated balance sheet of Brixmor Operating Partnership LP and subsidiaries (the “Operating Partnership”) as of December 31, 2014 and the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brixmor Operating Partnership LP and Subsidiaries at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 19, 2015

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2015	December 31, 2014
Assets
Real estate
Land	$2,011,947	$2,000,415
Buildings and improvements	8,920,903	8,801,834
	10,932,850	10,802,249
Accumulated depreciation and amortization	(1,880,685)	(1,549,234)
Real estate, net	9,052,165	9,253,015

Investments in and advances to unconsolidated joint ventures	5,019	5,072
Cash and cash equivalents	69,528	60,595
Restricted cash	41,462	53,164
Marketable securities	23,001	20,315
Receivables, net of allowance for doubtful accounts of $16,587 and $14,070	180,486	182,424
Deferred charges and prepaid expenses, net	109,149	94,269
Other assets	17,197	13,059
Total assets	$9,498,007	$9,681,913

Liabilities
Debt obligations, net	$5,974,266	$6,022,508
Accounts payable, accrued expenses and other liabilities	603,439	679,102
Total liabilities	6,577,705	6,701,610

Commitments and contingencies (Note 13)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 299,138,450 and 296,552,142 shares issued and outstanding	2,991	2,966
Additional paid in capital	3,270,246	3,223,941
Accumulated other comprehensive loss	(2,509)	(4,435)
Distributions in excess of net income	(400,945)	(318,762)
Total stockholders’ equity	2,869,783	2,903,710
Non-controlling interests	50,519	76,593
Total equity	2,920,302	2,980,303
Total liabilities and equity	$9,498,007	$9,681,913
The accompanying notes are an integral part of these consolidated financial statements.

F-10

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2015	2014	2013
Revenues
Rental income	$984,548	$960,715	$887,466
Expense reimbursements	276,032	268,035	242,803
Other revenues	5,400	7,849	16,135
Total revenues	1,265,980	1,236,599	1,146,404

Operating expenses
Operating costs	129,477	129,148	116,522
Real estate taxes	180,911	179,504	168,468
Depreciation and amortization	417,935	441,630	438,547
Provision for doubtful accounts	9,540	11,537	10,899
Impairment of real estate assets	1,005	—	1,531
General and administrative	98,454	80,175	121,082
Total operating expenses	837,322	841,994	857,049

Other income (expense)
Dividends and interest	315	602	832
Interest expense	(245,012)	(262,812)	(343,193)
Gain on sale of real estate assets and acquisition of joint venture interest	11,744	378	2,223
Gain (loss) on extinguishment of debt, net	1,720	(13,761)	(20,028)
Other	(348)	(8,431)	(11,014)
Total other income (expense)	(231,581)	(284,024)	(371,180)

Income (loss) before equity in income of unconsolidated joint ventures	197,077	110,581	(81,825)
Equity in income of unconsolidated joint ventures	459	370	1,167
Gain on disposition of investments in unconsolidated joint ventures	—	1,820	—
Income (loss) from continuing operations	197,536	112,771	(80,658)

Discontinued operations
Income from discontinued operations	—	4,909	3,505
Gain on disposition of operating properties	—	15,171	3,392
Impairment of real estate held for sale	—	—	(45,122)
Income (loss) from discontinued operations	—	20,080	(38,225)

Net income (loss)	197,536	132,851	(118,883)

Net (income) loss attributable to non-controlling interests	(3,816)	(43,849)	25,349

Net income (loss) attributable to Brixmor Property Group Inc.	193,720	89,002	(93,534)
Preferred stock dividends	(150)	(150)	(162)
Net income (loss) attributable to common stockholders	$193,570	$88,852	$(93,696)
Per common share:
Income (loss) from continuing operations:
Basic	$0.65	$0.36	$(0.33)
Diluted	$0.65	$0.36	$(0.33)
Net income (loss) attributable to common stockholders:
Basic	$0.65	$0.36	$(0.50)
Diluted	$0.65	$0.36	$(0.50)
Weighted average shares:
Basic	298,004	243,390	188,993
Diluted	305,017	244,588	188,993
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$197,536	$132,851	$(118,883)
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	1,986	2,372	(6,795)
Unrealized gain (loss) on marketable securities	(60)	5	22
Comprehensive income (loss)	199,462	135,228	(125,656)
Comprehensive (income) loss attributable to non-controlling interests	(3,816)	(43,849)	25,349
Comprehensive income (loss) attributable to Brixmor Property Group Inc.	$195,646	$91,379	$(100,307)
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in excess of net income	Non-controlling Interests	Total
Beginning balance, January 1, 2013	182,242	$1,822	$1,746,271	$(39)	$(26,559)	$554,859	$2,276,354
Common stock dividends	—	—	—	—	(47,280)	—	(47,280)
Distributions to non-controlling interests	—	—	—	—	—	(25,219)	(25,219)
Issuance of non-core series A	—	—	(186,935)	—	—	186,935	—
Issuance of OP units for Acquired Properties	—	—	—	—	—	317,556	317,556
Compensation expense relating to Class B Units	—	—	27,487	—	—	8,908	36,395
Proceeds from initial public offering	47,438	475	893,385	—	—		893,860
Redemption of preferred stock	—	—	(1,250)	—	—	—	(1,250)
Preferred stock dividends	—	—	—	—	(162)	(151)	(313)
Issuance of common stock	9	—	—	—	—	—	—
Other comprehensive loss	—	—	—	(6,773)	—	—	(6,773)
Declared but unpaid dividends and distributions ($0.127 per common share)	—	—	—	—	(29,172)	(9,467)	(38,639)
Reallocation of non-controlling interest in the OP and BPG Sub.	—	—	64,732	—	—	(64,732)	—
Net loss	—	—	—	—	(93,534)	(26,637)	(120,171)
Ending balance, December 31, 2013	229,689	$2,297	$2,543,690	$(6,812)	$(196,707)	$942,052	$3,284,520

Common stock dividends ($0.825 per common share)	—	—	—	—	(211,057)	—	(211,057)
Distributions to non-controlling interests	—	—	—	—	—	(40,331)	(40,331)
Redemption of Series A	—	—	6,222	—	—	(201,400)	(195,178)
Equity based compensation expense	—	—	7,588	—	—	1,864	9,452
Preferred stock dividends	—	—	—	—	—	(150)	(150)
Acquisition of non-controlling interests	—	—	437	—	—	(1,437)	(1,000)
Other comprehensive income	—	—	—	2,377	—	—	2,377
Conversion of Operating Partnership units into common stock	66,863	669	666,004	—	—	(666,673)	—
Net income	—	—	—	—	89,002	42,668	131,670
Ending balance, December 31, 2014	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303

Common stock dividends ($0.92 per common share)	—	—	—	—	(275,903)	—	(275,903)
Distributions to non-controlling interests	—	—	—	—	—	(5,843)	(5,843)
Equity based compensation expense	—	—	22,841	—	—	490	23,331
Preferred stock dividends	—	—	—	—	—	(150)	(150)
Issuance of common stock and OP Units	67	—	(743)	—	—	765	22
Other comprehensive income	—	—	—	1,926	—	—	1,926
Share-based awards retained for taxes	—	—	(920)	—	—	—	(920)
Conversion of Operating Partnership units into common stock	2,519	25	25,127	—	—	(25,152)	—
Net income	—	—	—	—	193,720	3,816	197,536
Ending balance, December 31, 2015	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302

The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	197,536	132,851	(118,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	417,935	442,236	450,279
Debt premium and discount amortization	(18,065)	(20,413)	(20,973)
Deferred financing cost amortization	8,302	8,691	10,831
Above- and below-market lease intangible amortization	(47,757)	(45,536)	(51,379)
Impairment of real estate assets	1,005	—	46,653
Gain on disposition of operating properties, disposition of investments in unconsolidated joint ventures and acquisition of joint venture interest	(11,744)	(17,369)	(5,615)
Equity based compensation	23,331	9,452	36,395
Other	358	(325)	(1,165)
(Gain) loss on extinguishment of debt, net	(5,306)	(245)	16,498
Changes in operating assets and liabilities:
Restricted cash	10,027	16,920	5,562
Receivables	1,829	(5,347)	(17,055)
Deferred charges and prepaid expenses	(40,460)	(29,413)	(22,826)
Other assets	(43)	409	2,901
Accounts payable, accrued expenses and other liabilities	(2,923)	(12,701)	767
Net cash provided by operating activities	534,025	479,210	331,990

Investing activities:
Improvements to and investments in real estate assets	(189,934)	(214,678)	(150,461)
Acquisitions of real estate assets	(52,208)	—	(6,377)
Proceeds from sales of real estate assets	54,236	6,835	58,994
Distributions from unconsolidated joint ventures	—	454	593
Contributions to unconsolidated joint ventures	—	—	(25)
Change in restricted cash attributable to investing activities	1,675	4,483	8,108
Purchase of marketable securities	(24,278)	(23,123)	(12,737)
Proceeds from sale of marketable securities	21,441	25,197	15,538
Net cash used in investing activities	(189,068)	(200,832)	(86,367)

Financing activities:
Repayment of debt obligations and financing liabilities	(1,122,118)	(1,086,241)	(2,702,931)
Proceeds from debt obligations	—	—	57,000
Repayment of borrowings under unsecured revolving credit facility	(1,118,475)	(720,047)	(914,108)
Proceeds from borrowings under unsecured credit facility	1,015,000	1,119,343	2,534,286
Proceeds from unsecured term loan and notes	1,188,146	600,000	—
Deferred financing costs	(3,159)	(2,995)	(27,529)
Proceeds from issuance of common stock	—	—	893,860
Redemption of preferred stock	—	—	(1,250)
Distributions to common stockholders	(268,281)	(173,147)	(47,442)
Distributions to non-controlling interests	(26,314)	(68,611)	(26,692)
Repurchase of common shares in conjunction with equity award plans	(823)	—	—
Net cash used in financing activities	(336,024)	(331,698)	(234,806)

Change in cash and cash equivalents	8,933	(53,320)	10,817
Cash and cash equivalents at beginning of period	60,595	113,915	103,098
Cash and cash equivalents at end of period	$69,528	$60,595	$113,915

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,749, $4,047 and $4,968	$244,067	$282,639	$342,950
State and local taxes paid	2,278	1,889	2,013
Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	—	178,969	—
Assumed mortgage debt through acquisition	7,000	—	—
Fair value of Operating Partnership units issued for acquisition of real estate assets	—	—	317,556
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2015	December 31, 2014
Assets
Real estate
Land	$2,011,947	$2,000,415
Buildings and improvements	8,920,903	8,801,834
	10,932,850	10,802,249
Accumulated depreciation and amortization	(1,880,685)	(1,549,234)
Real estate, net	9,052,165	9,253,015

Investments in and advances to unconsolidated joint ventures	5,019	5,072
Cash and cash equivalents	69,506	60,450
Restricted cash	41,462	53,164
Marketable securities	22,791	20,113
Receivables, net of allowance for doubtful accounts of $16,587 and $14,070	180,486	182,424
Deferred charges and prepaid expenses, net	109,149	94,269
Other assets	17,197	13,059
Total assets	$9,497,775	$9,681,566

Liabilities
Debt obligations, net	$5,974,266	$6,022,508
Accounts payable, accrued expenses and other liabilities	603,439	679,102
Total liabilities	6,577,705	6,701,610

Commitments and contingencies (Notes 13)	—	—

Capital
Partnership common units: 304,366,215 and 304,246,750 units issued and outstanding	2,922,565	2,984,381
Accumulated other comprehensive loss	(2,495)	(4,425)
Total capital	2,920,070	2,979,956
Total liabilities and capital	$9,497,775	$9,681,566
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2015	2014	2013
Revenues
Rental income	$984,548	$960,715	$887,466
Expense reimbursements	276,032	268,035	242,803
Other revenues	5,400	7,849	16,135
Total revenues	1,265,980	1,236,599	1,146,404

Operating expenses
Operating costs	129,477	129,148	116,522
Real estate taxes	180,911	179,504	168,468
Depreciation and amortization	417,935	441,630	438,547
Provision for doubtful accounts	9,540	11,537	10,899
Impairment of real estate assets	1,005	—	1,531
General and administrative	98,454	80,175	121,078
Total operating expenses	837,322	841,994	857,045

Other income (expense)
Dividends and interest	315	602	825
Interest expense	(245,012)	(262,812)	(343,193)
Gain on sale of real estate assets and acquisition of joint venture interest	11,744	378	2,223
Gain (loss) on extinguishment of debt, net	1,720	(13,761)	(20,028)
Other	(348)	(8,431)	(11,005)
Total other income (expense)	(231,581)	(284,024)	(371,178)

Income (loss) before equity in income of unconsolidated joint ventures	197,077	110,581	(81,819)
Equity in income of unconsolidated joint ventures	459	370	1,167
Gain on disposition of investments in unconsolidated joint ventures	—	1,820	—
Income (loss) from continuing operations	197,536	112,771	(80,652)

Discontinued operations
Income from discontinued operations	—	4,909	3,505
Gain on disposition of operating properties	—	15,171	3,392
Impairment of real estate held for sale	—	—	(45,122)
Income (loss) from discontinued operations	—	20,080	(38,225)

Net income (loss)	197,536	132,851	(118,877)

Net income attributable to non-controlling interests	—	(1,181)	(1,355)

Net income (loss) attributable to Brixmor Operating Partnership LP	$197,536	$131,670	$(120,232)
Net income (loss) attributable to:
Series A interest	$—	$21,014	$3,451
Partnership common units	197,536	110,656	(123,683)
Net income (loss) attributable to Brixmor Operating Partnership LP	$197,536	$131,670	$(120,232)
Per common unit:
Income (loss) from continuing operations:
Basic	$0.65	$0.36	$(0.33)
Diluted	$0.65	$0.36	$(0.33)
Net income (loss) attributable to partnership common units:
Basic	$0.65	$0.36	$(0.50)
Diluted	$0.65	$0.36	$(0.50)
Weighted average number of partnership common units:
Basic	303,992	302,540	250,109
Diluted	305,017	303,738	250,109
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$197,536	$132,851	$(118,877)
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	1,986	2,372	(6,795)
Unrealized gain (loss) on marketable securities	(56)	—	34
Comprehensive income (loss)	199,466	135,223	(125,638)
Comprehensive income attributable to non-controlling interests	—	(1,181)	(1,355)
Comprehensive income (loss) attributable to Brixmor Operating Partnership LP	$199,466	$134,042	$(126,993)
Comprehensive income (loss) attributable to:
Series A interest	$—	$21,014	$3,451
Partnership common units	199,466	113,028	(130,444)
Comprehensive loss attributable to Brixmor Operating Partnership LP	$199,466	$134,042	$(126,993)
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Series A Interest	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Beginning balance, January 1, 2013	$2,269,203	$—	$(36)	$1,370	$2,270,537
Contributions from partners	893,860	—	—	—	893,860
Distributions to partners	(59,359)	(10,000)	—	—	(69,359)
Issuance of Series A interest	(186,935)	186,935	—	—	—
Equity based compensation expense	36,395	—	—	—	36,395
Issuance of OP units for acquired properties	317,556	—	—	—	317,556
Other comprehensive loss	—	—	(6,761)	—	(6,761)
Declared but unpaid dividends and distributions	(38,639)	—	—	—	(38,639)
Net income (loss)	(123,683)	3,451	—	67	(120,165)
Ending balance, December 31, 2013	$3,108,398	$180,386	$(6,797)	$1,437	$3,283,424

Distributions to partners	(250,784)	—	—	—	(250,784)
Redemption of Series A interest	6,222	(201,400)	—	—	(195,178)
Equity based compensation expense	9,452	—	—	—	9,452
Acquisition of non-controlling interests	437	—	—	(1,437)	(1,000)
Other comprehensive income	—	—	2,372	—	2,372
Net income	110,656	21,014	—	—	131,670
Ending balance, December 31, 2014	$2,984,381	$—	$(4,425)	$—	$2,979,956

Distributions to partners	(281,785)	—	—	—	(281,785)
Equity based compensation expense	23,331	—	—	—	23,331
Other comprehensive income	—	—	1,930	—	1,930
Issuance of OP Units	22	—	—	—	22
Share-based awards retained for taxes	(920)	—	—	—	(920)
Net income	197,536	—	—	—	197,536
Ending balance, December 31, 2015	$2,922,565	$—	$(2,495)	$—	$2,920,070
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$197,536	$132,851	$(118,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	417,935	442,236	450,279
Debt premium and discount amortization	(18,065)	(20,413)	(20,973)
Deferred financing cost amortization	8,302	8,691	10,831
Above- and below-market lease intangible amortization	(47,757)	(45,536)	(51,379)
Impairment of real estate assets	1,005	—	46,653
Gain on disposition of operating properties, disposition of investments in unconsolidated joint ventures and acquisition of joint venture interest	(11,744)	(17,369)	(5,615)
Equity based compensation	23,331	9,452	36,395
Other	358	(325)	(1,165)
(Gain) loss on extinguishment of debt, net	(5,306)	(245)	16,498
Changes in operating assets and liabilities:
Restricted cash	10,027	16,920	5,562
Receivables	1,829	(5,347)	(17,055)
Deferred charges and prepaid expenses	(40,460)	(29,413)	(22,826)
Other assets	(43)	411	2,901
Accounts payable, accrued expenses and other liabilities	(2,923)	(12,696)	759
Net cash provided by operating activities	534,025	479,217	331,988

Investing activities:
Improvements to and investments in real estate assets	(189,934)	(214,678)	(150,461)
Acquisitions of real estate assets	(52,208)	—	(6,377)
Proceeds from sales of real estate assets	54,236	6,835	58,994
Distributions from unconsolidated joint ventures	—	454	593
Contributions to unconsolidated joint ventures	—	—	(25)
Change in restricted cash attributable to investing activities	1,675	4,493	8,114
Purchase of marketable securities	(24,275)	(23,123)	(12,737)
Proceeds from sale of marketable securities	21,441	25,197	15,538
Net cash used in investing activities	(189,065)	(200,822)	(86,361)

Financing activities:
Repayment of debt obligations and financing liabilities	(1,122,118)	(1,086,241)	(2,702,931)
Proceeds from debt obligations	—	—	57,000
Repayment of borrowings under unsecured revolving credit facility	(1,118,475)	(720,047)	(914,108)
Proceeds from borrowings under unsecured credit facility	1,015,000	1,119,343	2,534,286
Proceeds from unsecured term loan and notes	1,188,146	600,000	—
Deferred financing costs	(3,159)	(2,995)	(27,529)
Partners contributions	—	—	893,860
Partners distributions	(275,428)	(226,545)	(69,359)
Distributions to non-controlling interests	(19,870)	(14,466)	(1,321)
Net cash used in financing activities	(335,904)	(330,951)	(230,102)

Change in cash and cash equivalents	9,056	(52,556)	15,525
Cash and cash equivalents at beginning of period	60,450	113,006	97,481
Cash and cash equivalents at end of period	$69,506	$60,450	$113,006

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,749, $4,047 and $4,968	$244,067	$282,639	$342,950
State and local taxes paid	2,278	1,889	2,013
Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	—	178,969	—
Assumed mortgage debt through acquisition	7,000	—	—
Fair value of Operating Partnership units issued for acquisition of real estate assets	—	—	317,556
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed REIT. Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition and anchor space repositioning / redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) owns and operates the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our portfolio is comprised of 518 shopping centers totaling approximately 87 million square feet of gross leasable area (the “Portfolio”). 517 of these shopping centers are 100% owned. Our high quality national Portfolio is well diversified by geography, tenancy and retail format.

As of December 31, 2015, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 98.3% of the outstanding partnership common units of interest in the Operating Partnership (“OP Units”). Certain investments funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) and certain members of the Parent Company’s current and former management collectively owned the remaining 1.7% of the outstanding OP Units. Holders of OP Units (other than BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of the Parent Company’s common stock or, at the Parent Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by the Parent Company is equivalent to the number of outstanding shares of the Parent Company’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of the Parent Company’s common stockholders.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company continues to believe it has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2015 and 2014 and the consolidated results of its operations and cash flows for the years ended December 31, 2015, 2014 and 2013. Certain prior period balances in the accompanying Consolidated Balance Sheets have been reclassified to conform to the current period presentation for the adoption of Accounting Standards Update (“ASU”) 2015-03,“Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.”

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

Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2015 for recognition or disclosure purposes. Based on this evaluation, except as noted below, there were no subsequent events from December 31, 2015 through the date the financial statements were issued.

On February 8, 2016, the Company filed a Current Report on Form 8-K (the “February 8-K”) reporting the completion of a review by the Audit Committee of the Board of Directors of Brixmor Property Group Inc. (the “Audit Committee”). The Audit Committee’s review began after the Company received information in late December 2015 through its established compliance processes (the “Audit Committee review”). The Audit Committee review led the Board of Directors to conclude that specific Company accounting and financial reporting personnel, in certain instances, were smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth, an industry non-GAAP financial measure.

As reported in the February 8-K, following the Audit Committee review, the Company’s Chief Executive Officer, President and Chief Financial Officer, and Treasurer and Chief Accounting Officer resigned from all positions with the Company and its subsidiaries. In addition, an accounting employee also resigned. Following these resignations, the Board of Directors appointed Daniel B. Hurwitz as interim Chief Executive Officer, Barry Lefkowitz as interim Chief Financial Officer and Michael Cathers as interim Chief Accounting Officer. Mr. Hurwitz also replaced the Company’s former chief executive officer as a member of the Company’s Board of Directors.

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

The fair values of tangible assets are determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a prospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

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

Deferred Leasing and Financing Costs
Costs incurred in obtaining tenant leases (including internal leasing costs) and long-term financing are amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. Costs incurred related to obtaining tenant leases which are capitalized include salaries, lease incentives and the related costs of personnel directly involved in successful leasing efforts. Costs incurred in obtaining long-term financing which are capitalized include bank fees, legal and title costs and transfer taxes. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, in the Consolidated Statements of Operations and within Operating activities on the Consolidated Statements of Cash Flows.

Marketable Securities
The Company classifies its marketable securities, which include both debt and equity securities, as available-for-sale. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the weighted average method. The fair value of marketable securities are based primarily on publicly traded market values in active markets and are classified accordingly on the fair value hierarchy.

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

At December 31, 2015 and 2014, the fair value of the Company’s marketable securities portfolio approximated its cost basis. As a result, gross unrealized gains and gross unrealized losses were immaterial to the Company’s Consolidated Financial Statements.

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

The Company has analyzed the tax position taken on income tax returns for the open 2012 through 2015 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2015 and 2014.

New Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16: “Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt ASU 2015-16 beginning in its fourth quarter ended December 31, 2015. The adoption of ASU 2015-16 did not have a material impact on the Consolidated Financial Statements of the Company.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company elected to early adopt ASU 2015-03 beginning with the period ended June 30, 2015 (see Note 6). In August 2015, the FASB issued ASU 2015-15: “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 provides guidance regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance on this matter, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on that line-of-credit arrangement. The adoption of ASU 2015-03 and ASU 2015-15 did not have a material impact on the Consolidated Financial Statements of the Company.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the Consolidated Financial Statements of the Company.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU No. 2014-09, as amended by ASU No. 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted for reporting periods beginning after December 15, 2016.  The Company is currently in the process of evaluating the impact the adoption of ASU No. 2014-09 will have on the Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the Consolidated Financial Statements of the Company.

2.    Acquisition of Real Estate
During the year ended December 31, 2015, the Company acquired the following properties, in separate transactions (dollars in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA
Retail Building at Bardin Place Center	Arlington, TX	Jun-15	$9,258	$—	$9,258	96,127
Larchmont Centre	Mt. Laurel, NJ	Jun-15	11,000	7,000	18,000	103,787
Webster Square Shopping Center	Marshfield, MA	Jun-15	31,950	—	31,950	182,756
			$52,208	$7,000	$59,208	382,670

The purchase price for these acquisitions has been allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The aggregate purchase price of the properties acquired during the year ended December 31, 2015, has been allocated as follows:

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

In addition the Company acquired the following outparcels adjacent to existing Company owned shopping centers in connection with its repositioning activities at those centers: (i) during the year ended December 31, 2015, seven outparcels for an aggregate purchase price of $17.4 million; (ii) during the year ended December 31, 2014, six outparcels for an aggregate purchase price of $22.2 million. These amounts are included in Improvements to and investments in real estate assets on the Company's Consolidated Statement of Cash Flows.

The real estate operations acquired were not considered material to the Company, individually or in the aggregate, and therefore pro forma financial information is not necessary.

During the years ended December 31, 2015, 2014 and 2013 the Company incurred acquisition related expenses of $2.3 million, $0.1 million and $0.1 million, respectively. These amounts are included in Other on the Company's Consolidated Statements of Operations.

3.    Disposals, Discontinued Operations and Assets Held for Sale
During the year ended December 31, 2015, the Company disposed of five shopping centers and three outparcels for net proceeds of $54.2 million resulting in an aggregate gain of $11.7 million and an aggregate impairment of $1.0 million. The Company had no properties held for sale as of December 31, 2015.

During the year ended December 31, 2014, the Company transferred its ownership interests in 32 wholly-owned properties to Blackstone. These properties had a carrying value of $176.1 million and a fair value of $190.5 million, resulting in an aggregate gain of $14.4 million. The Company also transferred one shopping center to the lender in satisfaction of the property’s mortgage balance resulting in a $6.1 million gain on extinguishment of debt. In addition, the Company disposed of one shopping center and one outparcel for net proceeds of $6.8 million resulting in an aggregate gain of $1.2 million. The Company had no properties held for sale as of December 31, 2014.

During the year ended December 31, 2013, the Company disposed of 18 shopping centers and three outparcels for net proceeds of $59.0 million resulting in an aggregate gain of $5.6 million and an aggregate impairment of $46.7 million.

For purposes of measuring provisions for impairments, fair value was determined based on either of the following: (i) contracts with buyers or purchase offers from potential buyers, adjusted to reflect associated disposition costs; or (ii) internal analysis. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and expectations for growth, the Company determined that such fair value measurements were classified within Level 3 of the fair value hierarchy.

As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” there were no discontinued operations for the year ended December 31, 2015 as none of the current year disposals represented a strategic shift in the Company’s business that would qualify as discontinued operations. The following table provides a summary of revenues and expenses from properties included in discontinued operations during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Discontinued operations:
Revenues	$687	$35,732
Operating expenses	(1,592)	(27,764)
Other income (expense), net	5,814	(4,463)
Income (loss) from discontinued operating properties	4,909	3,505
Gain on disposition of operating properties	15,171	3,392
Impairment on real estate held for sale	—	(45,122)
Income (loss) from discontinued operations	$20,080	$(38,225)

Discontinued operations includes the results of 52 shopping centers disposed of during the years ended December 31, 2014 and 2013.

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2015	December 31, 2014
Land	$2,011,947	$2,000,415
Buildings and improvements:
Building	7,359,342	7,332,073
Building and tenant improvements	683,983	552,351
Lease intangibles (1)	877,578	917,410
	10,932,850	10,802,249
Accumulated depreciation and amortization	(1,880,685)	(1,549,234)
Total	$9,052,165	$9,253,015

(1)
At December 31, 2015 and 2014, Lease intangibles consisted of intangible assets including: (i) $796.8 million and $833.3 million, respectively, of in-place lease value, (ii) $80.8 million and $84.1 million, respectively, of above-market leases, and (iii) $606.5 million and $550.4 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at December 31, 2015 and 2014, the Company had intangible liabilities relating to below-market leases of $505.8 million and $528.7 million, respectively, and accumulated amortization of $237.2 million and $202.7 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, are accreted over the term of each related lease, including any renewal periods, with fixed rentals that are considered to be below market.

Net above and below market lease intangible accretion income for the years ended December 31, 2015, 2014 and 2013 was $47.8 million, $45.5 million and $51.4 million, respectively. Amortization expense associated with tenant relationships and leases in place for the years ended December 31, 2015, 2014 and 2013 was $88.1 million, $120.3 million and $144.7 million, respectively. The estimated net accretion income and amortization expense associated with the Company’s above and below market leases, tenant relationships and leases in place for the next five years are as follows:

Year ending December 31,	Above- and below-market lease accretion, net	Tenant relationships and leases in place amortization
2016	$(34,579)	$58,199
2017	(29,992)	41,767
2018	(27,033)	32,430
2019	(22,479)	25,589
2020	(17,914)	19,293

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the years ended December 31, 2015 and 2014, the Company did not enter into any new interest rate swap agreements.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2015 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of December 31, 2015 and 2014, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2015	December 31, 2014
Gross derivative assets	$—	$—
Gross derivative liabilities	(2,437)	(4,423)
Net derivative liability	$(2,437)	$(4,423)

The gross derivative liabilities are included in accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company's interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings. The effective portion of the Company's interest rate swaps that was recorded in the accompanying Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Year Ended December 31,
	2015	2014	2013
Unrealized loss on interest rate hedges	$(7,612)	$(7,619)	$(6,795)
Amortization of interest rate swaps to interest expense	$9,598	$9,991	$—

The Company estimates that approximately $2.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2015 and 2014.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2015 and December 31, 2014, the Company did not have any material non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $3.2 million.

6. Debt Obligations
As of December 31, 2015 and 2014, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2015	December 31, 2014	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$2,226,763	$3,116,882	4.40% - 8.00%	2016 – 2024
Net unamortized premium	40,508	66,340
Net unamortized debt issuance cost(5)	(1,752)	(4,381)
Total mortgage and secured loans, net	$2,265,519	$3,178,841

Notes payables
Unsecured notes(3)	$1,218,453	$243,453	3.85% - 7.97%	2022 - 2029
Net unamortized discount	(4,676)	(3,153)
Net unamortized debt issuance cost(5)	(9,923)	—
Total notes payable, net	$1,203,854	$240,300

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$1,916,000	$2,019,475	1.65%	2017 – 2018
Unsecured Term Loan	600,000	600,000	1.65%	2019
Net unamortized debt issuance cost(5)	(11,107)	(16,108)
Total Unsecured Credit Facility and Term Loan	$2,504,893	$2,603,367

Total debt obligations, net	$5,974,266	$6,022,508

(1)
The Company’s mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of December 31, 2015 of approximately $3.4 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.86% as of December 31, 2015.

(3)	The weighted average interest rate on the Company’s unsecured notes was 3.91% as of December 31, 2015.

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

(5)
In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Beginning with the period ending June 30, 2015, the Company elected to early adopt ASU 2015-03 and retrospectively applied the guidance to its debt obligations for all periods presented. These amounts were previously included in Deferred charges and prepaid expenses, net on the Company’s Consolidated Balance Sheets.

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

In August 2015, the Operating Partnership issued $500.0 million aggregate principal amount of 3.875% Senior Notes due 2022 (the “2022 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's $1.25 billion unsecured revolving credit facility and $125.0 million aggregate principal amount of senior unsecured notes held at an indirect subsidiary of the Company, Brixmor LLC.  The 2022 Notes bear interest at a rate of 3.875% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2016. The 2022 Notes will mature on August 15, 2022. The 2022 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2022 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2022 Notes.  If the 2022 Notes are redeemed on or after June 15, 2022 (two months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2022 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the year ended December 31, 2015, the Company repaid $868.9 million of mortgages and secured loans and $225.0 million of unsecured notes, resulting in a $1.7 million net gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s $2.75 billion senior unsecured credit facility (the “Unsecured Credit Facility”).

Pursuant to the terms of an unsecured $600.0 million term loan (the “Term Loan”), the Unsecured Credit Facility, the 2022 Notes and the 2025 Notes, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of December 31, 2015 and 2014, the Company had accrued interest of $31.1 million and $20.4 million outstanding, respectively. As of December 31, 2015, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2016	$877,700
2017	765,659
2018	1,519,476
2019	620,126
2020	766,577
Thereafter	1,411,678
Total debt maturities	5,961,216
Net unamortized premiums on mortgages	40,508
Net unamortized discount on notes	(4,676)
Net unamortized debt issuance costs	(22,782)
Total debt obligations	$5,974,266
The Company's scheduled debt maturities for the year ended December 31, 2016 represent non-recourse secured debt mortgages.

7.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2015		December 31, 2014
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$2,265,519	$2,367,070	$3,178,841	$3,337,250
Notes payable	1,203,854	1,198,504	240,300	252,441
Unsecured credit facility and term loan	2,504,893	2,516,000	2,603,367	2,619,475
Total debt obligations	$5,974,266	$6,081,574	$6,022,508	$6,209,166

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

The Company’s marketable securities and interest rate derivatives are measured at fair value on a recurring basis. See Note 1 and Note 5 for fair value information on the marketable securities and interest rate derivatives, respectively.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2015
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$23,001	$1,167	$21,834	$—

Liabilities:
Interest rate derivatives	$(2,437)	$—	$(2,437)	$—

	Fair Value Measurements as of December 31, 2014
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,315	$2,831	$17,484	$—

Liabilities:
Interest rate derivatives	$(4,423)	$—	$(4,423)	$—

(1)	As of December 31, 2015 and 2014 marketable securities included less than $0.1 million of net unrealized losses.

The Company’s impairment charges are measured at fair value on a non-recurring basis. See Note 3 for fair value information on the impairment charges.

8. Revenue Recognition
Future minimum annual base rents as of December 31, 2015 to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below.

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

Year ending December 31,
2016	$879,081
2017	748,936
2018	622,464
2019	498,525
2020	374,544
Thereafter	1,365,316
The Company recognized approximately $3.6 million, $5.8 million and $6.4 million of rental income from continuing operations based on a percentage of its tenants’ sales for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, the estimated allowance associated with Company’s outstanding rent receivables, included in Receivables in the Company’s Consolidated Balance Sheets was $13.6 million and $13.2 million, respectively. In addition, as of December 31, 2015 and 2014, receivables associated with the effects of recognizing rental income on a straight-line basis were $84.4 million and $66.9 million, respectively net of the estimated allowance of $3.0 million and $0.9 million, respectively.

9.     Equity and Capital
ATM
During the year ended December 31, 2015, the Parent Company entered into an at-the-market equity offering program (“ATM”) through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. There were no shares issued under the ATM for the year ended December 31, 2015. As of December 31, 2015, $400.0 million of common stock remained available for issuance under the ATM.

Preferred Stock
As of December 31, 2015 and 2014, BPG Sub had issued and outstanding 125 shares of Series A Redeemable Preferred Stock having a liquidation preference of $10,000 per share.

Common Stock
During 2015 and 2014, the Company repurchased 32,910 shares and 4,201 shares respectively, in connection with common shares surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plans.

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

During the years ended December 31, 2015, 2014 and 2013, the Company declared common stock dividends and OP unit distributions of $0.92 per share, $0.825 per share and $0.127 per share, respectively. As of December 31, 2015 and December 31, 2014, the Company had declared but unpaid common stock dividends and OP unit distributions of $76.0 million and $68.8 million, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

Non-controlling interests
The non-controlling interests presented in these Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

In connection with the Company's initial public offering (“IPO”), the Company created a separate series of interest in the Operating Partnership (“Series A”) that allocated to certain funds affiliated with The Blackstone Group L.P. and Centerbridge Partners, L.P. all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties.  As of March 28, 2014 all 47 properties had been disposed and the Series A was terminated.

During the years ended December 31, 2015 and 2014, Blackstone completed multiple secondary offerings of the Company’s common stock. In connection with these offerings, the Company incurred $0.5 million and $2.8 million of expenses which are included in Other income (expense) on the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively. In addition during 2014, the Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with these offerings in which the Company paid $1.0 million. The underwriters of the offerings reimbursed the Company in full for such fees.

Certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the Company’s management collectively owned 1.70% and 2.54% of the Operating Partnership’s outstanding vested OP Units as of December 31, 2015 and December 31, 2014, respectively. During the years ended December 31, 2015 and 2014, 2.5 million OP Units and 6.9 million OP Units, respectively, were converted to an equal number of the Company’s common shares.

10. Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provided them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by the Partnerships, in the form of Class B Units in each of the Partnerships. The awards were granted with service and performance conditions. A portion of the Class B Units were subject to performance conditions which vested on the date that certain funds affiliated with certain of the Company’s pre-IPO owners received cash proceeds resulting in a 15% internal rate of return on their investment in the Company. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the “RSAs”). The RSAs are subject to the same vesting terms as those applicable to the exchanged Class B Units.

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

During the years ended December 31, 2015 and 2014, the Company granted RSUs in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.7 million and 0.6 million for the years ended December 31, 2015 and 2014, respectively, with service periods ranging from one to five years.

Information with respect to Class B Units and restricted shares for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Class B Units	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2012	96,842	—	$43,095
Vested	(41,990)	—	(17,327)
Granted	31,474	10	10,990
Forfeited	(16,342)	—	(7,272)
Exchanged	(69,984)	2,072	—
Outstanding, December 31, 2013	—	2,082	29,486
Vested	—	(847)	(12,057)
Granted	—	619	12,888
Forfeited	—	(33)	(676)
Outstanding, December 31, 2014	—	1,821	29,641
Vested	—	(1,341)	(19,828)
Granted	—	735	16,766
Forfeited	—	(43)	(930)
Outstanding, December 31, 2015	—	1,172	$25,649

The Company recognized $23.3 million, $9.5 million and $42.5 million of equity based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, as a result of certain of the Company’s pre-IPO owners receiving a 15% internal rate of return on their investment becoming probable, the Company recognized $9.9 million of equity based compensation expense as a component of General and administrative expense in the Consolidated Statements of Operations. As of December 31, 2015, the Company had $14.5 million of total unrecognized compensation cost related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.6 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Computation of Basic Earnings Per Share:
Income (loss) from continuing operations	$197,536	$112,771	$(80,658)
(Income) loss attributable to non-controlling interests	(3,816)	(24,481)	18,641
Non-forfeitable dividends on unvested restricted shares	(23)	(1,027)	(200)
Preferred stock dividends	(150)	(150)	(162)
Income (loss) from continuing operations attributable to common stockholders	193,547	87,113	(62,379)
Income (loss) from discontinued operations, net of non-controlling interests	—	712	(31,517)
Net income (loss) attributable to the Company’s common stockholders for basic earnings per share	$193,547	$87,825	$(93,896)

Weighted average number shares outstanding - basic	298,004	243,390	188,993

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Income (loss) from continuing operations	$0.65	$0.36	$(0.33)
Income (loss) from discontinued operations	$—	$—	$(0.17)
Net income (loss)	$0.65	$0.36	$(0.50)

Computation of Diluted Earnings Per Share:
Income (loss) from continuing operations attributable to common stockholders	$193,547	$87,113	$(62,379)
Allocation to convertible non-controlling interests	3,816	—	—
Income (loss) from continuing operations attributable to common stockholders for diluted earnings per share	197,363	87,113	(62,379)
Income (loss) from discontinued operations, net of nonconvertible non-controlling interests	—	712	(31,517)
Net income (loss) attributable to the Company’s common stockholders for diluted earnings per share	$197,363	$87,825	$(93,896)

Weighted average common shares outstanding - basic	298,004	243,390	188,993
Effect of dilutive securities:
Conversion of OP Units	5,988	—	—
Equity awards	1,025	1,198	—
Weighted average common shares outstanding - diluted	305,017	244,588	188,993

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Income (loss) from continuing operations	$0.65	$0.36	$(0.33)
Income (loss) from discontinued operations	$—	$—	$(0.17)
Net income (loss)	$0.65	$0.36	$(0.50)

12.     Earnings per Unit
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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Computation of Basic Earnings Per Unit:
Income (loss) from continuing operations	$197,536	$112,771	$(80,652)
Income attributable to non-controlling interests	—	(3,001)	(1,355)
Non-forfeitable dividends on unvested restricted shares	(23)	(1,106)	(200)
Income (loss) from continuing operations attributable to partnership common units	197,513	108,664	(82,207)
Income (loss) from discontinued operations, net of Series A interest	—	886	(41,676)
Net income (loss) attributable to the Operating Partnership’s common units for basic earnings per unit	$197,513	$109,550	$(123,883)

Weighted average number common units outstanding - basic	303,992	302,540	250,109

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income (loss) from continuing operations	$0.65	$0.36	$(0.33)
Income (loss) from discontinued operations	$—	$—	$(0.17)
Net Income (loss)	$0.65	$0.36	$(0.50)

Computation of Diluted Earnings Per Unit:
Income (loss) from continuing operations attributable to partnership common units	$197,513	$108,664	$(82,207)
Income (loss) from discontinued operations, net of Series A interest	—	886	(41,676)
Net income (loss) attributable to the Operating Partnership’s common units for diluted earnings per unit	$197,513	$109,550	$(123,883)

Weighted average common units outstanding - basic	303,992	302,540	250,109
Effect of dilutive securities:
Equity awards	1,025	1,198	—
Weighted average common units outstanding - diluted	305,017	303,738	250,109

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income (loss) from continuing operations	$0.65	$0.36	$(0.33)
Income (loss) from discontinued operations	$—	$—	$(0.17)
Net Income (loss)	$0.65	$0.36	$(0.50)

13.    Commitments and Contingencies
Legal Matters
Except as described below, the Company is not presently involved in any material litigation arising outside the ordinary course of business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which the Company believes, individually or in the aggregate, taking into account existing reserves, will have a material impact on the Company’s results of operations, cash flows, or financial position.

On February 8, 2016, the Company issued a press release and filed a Form 8-K reporting the completion of a review by the Audit Committee of the Board of Directors of Brixmor Property Group Inc. that began after the Company received information in late December 2015 through its established compliance processes. The Audit Committee review led the Board of Directors to conclude that specific Company accounting and financial reporting personnel, in certain instances, were smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth.

As a result of the Audit Committee review and the conclusions reached by the Board of Directors, the Company’s Chief Executive Officer, President and Chief Executive Officer, Treasurer and Chief Accounting Officer, and an accounting employee all resigned. Following these resignations the Company appointed a new Interim Chief Executive Officer and President, Interim Chief Financial Officer and Interim Chief Accounting Officer.

Prior to the Company’s February 8, 2016 announcement, the Company voluntarily reported to the SEC the matters described above. The SEC has commenced an investigation with respect to these matters, and the Company is cooperating fully.

The Company and its current and former officers and directors may also be subject to private securities class action complaints. A number of plaintiff firms have publicly announced inquiries into these matters. In addition, the Company may be subject to shareholder derivative actions, purportedly in the name and for the benefit of the Company.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the years ended December 31, 2015, 2014 and 2013, the Company recognized rent expense associated with these leases of $9.4 million, $9.2 million and $9.6 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2016	$6,745
2017	6,618
2018	6,201
2019	6,051
2020	5,241
Thereafter	81,709
Total minimum annual rental commitments	$112,565

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

During 2012, the Company replaced ERT-CIC with a newly formed, wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for the Company’s wholly owned, majority owned and joint venture properties. The Company formed Incap as part of its overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company has capitalized Incap in accordance with the applicable regulatory requirements. Incap established annual premiums based on projections derived from the past loss experience of the Company’s properties. An actuarial is performed to estimate future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by tenants pursuant to specific lease terms.

Activity in the reserve for losses for the years ended December 31, 2015 and 2014, is summarized as follows (in thousands):

	Year End December 31,
	2015	2014

Balance at the Beginning of the year	$15,253	$14,344

Incurred related to:
Current year	3,541	5,227
Prior years	(2,048)	(945)
Total incurred	1,493	4,282

Paid related to:
Current year	(385)	(1,214)
Prior years	(1,968)	(2,159)
Total paid	(2,353)	(3,373)

Changes in the provision for prior year events	—	—

Balance at the end of the year	$14,393	$15,253

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

The Company incurred State and local income taxes or franchise taxes of approximately $(0.6) million, $3.9 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013. During the year ended December 31, 2015, the Company recognized $4.7 million of income related to net adjustments to pre-IPO tax reserves and receivables. These amounts are included in Other on the Company's Consolidated Statements of Operations.

15.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into customary agreements with its affiliates and unconsolidated joint ventures in relation to the leasing and management of its and/or its related parties’ real estate assets.

As of December 31, 2015, there were no material receivables from related parties. As of December 31, 2014, receivables from related parties were $4.2 million, which are included in Receivables, net in the Consolidated Balance Sheets. As of December 31, 2015 and 2014, there were no material payables to related parties.

16.    Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2015, 2014 and 2013, the Company’s expense for the Savings Plan was approximately $1.2 million, $1.2 million and $1.3 million, respectively.

17.    Supplemental Financial Information (unaudited)
The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2015 and 2014 and has been derived from the accompanying consolidated financial statements as reclassified for discontinued operations (in thousands except per share and per unit data):

Brixmor Property Group Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Total revenues	$315,293	$312,111	$313,025	$325,551

Net income attributable to common stockholders	$30,423	$54,112	$53,773	$55,412

Net income attributable to common stockholders per share:
Basic (1)	$0.10	$0.18	$0.18	$0.18
Diluted (1)	$0.10	$0.18	$0.18	$0.18

Year Ended December 31, 2014
Total revenues as originally reported	$307,696	$308,077	$306,592	$314,605
Reclassified to Discontinued operations	(110)	(137)	(124)	—
Adjusted Total revenues	$307,586	$307,940	$306,468	$314,605

Net income attributable to common stockholders	$15,401	$23,473	$27,030	$22,948

Net income attributable to common stockholders per share:
Basic (1)	$0.07	$0.10	$0.11	$0.08
Diluted (1)	$0.07	$0.10	$0.11	$0.08

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the year ended December 31, 2015 and 2014 due to rounding.

Brixmor Operating Partnership LP

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Total revenues	$315,293	$312,111	$313,025	$325,551

Net income attributable to partnership common units	$31,136	$55,167	$54,819	$56,414

Net income attributable to common unit holders per unit:
Basic (1)	$0.10	$0.18	$0.18	$0.19
Diluted (1)	$0.10	$0.18	$0.18	$0.18

Year Ended December 31, 2014
Total revenues as originally reported	$307,696	$308,077	$306,592	$314,605
Reclassified to Discontinued operations	(110)	(137)	(124)	—
Adjusted Total revenues	$307,586	$307,940	$306,468	$314,605

Net income attributable to partnership common units	$20,402	$30,973	$33,542	$25,739

Net income attributable to common unit holders per unit:
Basic (1)	$0.07	$0.10	$0.11	$0.08
Diluted (1)	$0.07	$0.10	$0.11	$0.08

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the year ended December 31, 2015 and 2014 due to rounding.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged / (Credited) to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period

Allowance for doubtful accounts:

Company

Year ended December 31, 2015	$14,070	$9,540	$(7,023)	$16,587

Year ended December 31, 2014	$30,290	$10,325	$(26,545)	$14,070

Year ended December 31, 2013	$27,937	$13,162	$(10,809)	$30,290

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Winchester Plaza	Huntsville, AL	$—	$2,634	$12,157	$175	$2,634	$12,332	$14,966	$(1,175)	2006	Oct-13	40 years
Springdale	Mobile, AL	(36,907)	7,460	39,198	3,182	7,460	42,380	49,840	(14,953)	2004	Jun-11	40 years
Payton Park	Sylacauga, AL	(9,706)	1,830	14,369	343	1,830	14,712	16,542	(4,396)	1995	Jun-11	40 years
Shops of Tuscaloosa	Tuscaloosa, AL	—	1,535	11,800	93	1,535	11,893	13,428	(1,176)	2005	Oct-13	40 years
Glendale Galleria	Glendale, AZ	—	4,070	6,940	1,457	4,070	8,397	12,467	(1,320)	1991	Jun-11	40 years
Northmall Centre	Tucson, AZ	(16,373)	3,140	17,966	1,797	3,140	19,763	22,903	(3,806)	1996	Jun-11	40 years
Applegate Ranch Shopping Center	Atwater, CA	—	4,033	25,510	671	4,033	26,181	30,214	(3,176)	2006	Oct-13	40 years
Bakersfield Plaza	Bakersfield, CA	—	4,000	25,255	7,935	4,502	32,688	37,190	(7,346)	2014	Jun-11	40 years
Carmen Plaza	Camarillo, CA	(18,010)	5,410	19,629	611	5,410	20,240	25,650	(4,466)	2000	Jun-11	40 years
Plaza Rio Vista	Cathedral, CA	—	2,465	12,575	17	2,465	12,592	15,057	(1,167)	2005	Oct-13	40 years
Clovis Commons	Clovis, CA	—	12,943	39,380	594	12,943	39,974	52,917	(6,084)	2004	Oct-13	40 years
Cudahy Plaza	Cudahy, CA	—	4,490	13,165	1,335	4,778	14,212	18,990	(2,989)	1994	Jun-11	40 years
University Mall	Davis, CA	—	4,270	18,151	1,297	4,270	19,448	23,718	(3,772)	2011	Jun-11	40 years
Felicita Plaza	Escondido, CA	—	4,280	12,440	759	4,280	13,199	17,479	(2,661)	2001	Jun-11	40 years
Arbor - Broadway Faire	Fresno, CA	(12,671)	5,940	33,902	1,676	5,940	35,578	41,518	(7,758)	1995	Jun-11	40 years
Lompoc Shopping Center	Lompoc, CA	—	4,670	16,155	1,696	4,670	17,851	22,521	(5,133)	2012	Jun-11	40 years
Briggsmore Plaza	Modesto, CA	—	2,140	11,693	2,115	2,140	13,808	15,948	(2,793)	1998	Jun-11	40 years
Montebello Plaza	Montebello, CA	—	13,360	33,255	5,523	13,360	38,778	52,138	(8,697)	2012	Jun-11	40 years
California Oaks Center	Murrieta, CA	—	5,180	13,896	3,075	5,180	16,971	22,151	(2,374)	2014	Jun-11	40 years
Esplanade Shopping Center	Oxnard, CA	—	6,630	60,725	15,303	16,230	66,428	82,658	(11,387)	2012	Jun-11	40 years
Pacoima Center	Pacoima, CA	—	7,050	15,932	669	7,050	16,601	23,651	(4,934)	1995	Jun-11	40 years
Paradise Plaza	Paradise, CA	—	1,820	8,765	217	1,820	8,982	10,802	(2,608)	1997	Jun-11	40 years
Metro 580	Pleasanton, CA	—	10,500	19,311	1,576	10,500	20,887	31,387	(4,156)	2004	Jun-11	40 years
Rose Pavilion	Pleasanton, CA	—	16,790	57,646	1,907	16,790	59,553	76,343	(10,124)	2014	Jun-11	40 years
Puente Hills Town Center	Rowland Heights, CA	—	15,670	39,435	2,132	15,670	41,567	57,237	(7,719)	1984	Jun-11	40 years
San Bernardino Center	San Bernardino, CA	—	2,510	9,537	191	2,510	9,728	12,238	(3,808)	2003	Jun-11	40 years
Ocean View Plaza	San Clemente, CA	—	15,750	30,024	803	15,750	30,827	46,577	(6,097)	1997	Jun-11	40 years
Mira Mesa Mall	San Diego, CA	—	14,870	74,732	1,682	14,870	76,414	91,284	(12,962)	2003	Jun-11	40 years
San Dimas Plaza	San Dimas, CA	—	11,490	20,649	7,198	15,101	24,236	39,337	(4,051)	2013	Jun-11	40 years
Bristol Plaza	Santa Ana, CA	—	9,110	21,169	2,652	9,722	23,209	32,931	(4,214)	2003	Jun-11	40 years
Gateway Plaza	Santa Fe Springs, CA	—	9,980	30,727	196	9,980	30,923	40,903	(6,431)	2002	Jun-11	40 years
Santa Paula Shopping Center	Santa Paula, CA	—	3,520	17,896	957	3,520	18,853	22,373	(4,942)	1995	Jun-11	40 years
Vail Ranch Center	Temecula, CA	—	3,750	22,240	1,046	3,750	23,286	27,036	(5,101)	2003	Jun-11	40 years
Country Hills Shopping Center	Torrance, CA	—	3,630	8,689	300	3,630	8,989	12,619	(1,468)	1977	Jun-11	40 years
Gateway Plaza - Vallejo	Vallejo, CA	—	11,880	72,960	12,718	12,947	84,611	97,558	(15,985)	1991	Jun-11	40 years
Arvada Plaza	Arvada, CO	—	1,160	7,378	116	1,160	7,494	8,654	(2,448)	1994	Jun-11	40 years
Arapahoe Crossings	Aurora, CO	—	13,676	55,931	2,488	13,676	58,419	72,095	(6,838)	2003	Jul-13	40 years
Aurora Plaza	Aurora, CO	—	3,910	9,146	1,189	3,910	10,335	14,245	(3,693)	1996	Jun-11	40 years
Villa Monaco	Denver, CO	—	3,090	7,297	3,232	3,090	10,529	13,619	(1,823)	2013	Jun-11	40 years
Superior Marketplace	Superior, CO	(21,767)	7,090	35,937	2,863	7,090	38,800	45,890	(7,216)	2004	Jun-11	40 years
Westminster City Center	Westminster, CO	—	6,040	44,416	9,197	6,040	53,613	59,653	(9,556)	2014	Jun-11	40 years
Freshwater - Stateline Plaza	Enfield, CT	(17,705)	3,350	30,149	1,472	3,350	31,621	34,971	(6,594)	2004	Jun-11	40 years
The Shoppes at Fox Run	Glastonbury, CT	—	3,550	23,023	2,539	3,600	25,512	29,112	(4,691)	2012	Jun-11	40 years
Groton Square	Groton, CT	—	2,730	28,087	1,510	2,730	29,597	32,327	(5,692)	1987	Jun-11	40 years
Parkway Plaza	Hamden, CT	(8,200)	4,100	7,709	137	4,100	7,846	11,946	(2,079)	2006	Jun-11	40 years
Killingly Plaza	Killingly, CT	—	1,270	2,522	924	1,270	3,446	4,716	(570)	1990	Jun-11	40 years
The Manchester Collection	Manchester, CT	(31,016)	9,180	52,107	1,996	9,180	54,103	63,283	(8,693)	2014	Jun-11	40 years
Chamberlain Plaza	Meriden, CT	(3,081)	1,260	4,480	730	1,260	5,210	6,470	(1,187)	2004	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Milford Center	Milford, CT	—	1,140	2,776	54	1,140	2,830	3,970	(726)	1966	Jun-11	40 years
Turnpike Plaza	Newington, CT	—	3,920	23,879	21	3,920	23,900	27,820	(4,794)	2004	Jun-11	40 years
North Haven Crossing	North Haven, CT	(10,281)	5,430	15,959	1,019	5,430	16,978	22,408	(3,135)	1993	Jun-11	40 years
Christmas Tree Plaza	Orange, CT	(2,759)	4,870	14,904	654	4,870	15,558	20,428	(3,864)	1996	Jun-11	40 years
Stratford Square	Stratford, CT	—	5,970	11,818	5,227	5,970	17,045	23,015	(2,715)	2014	Jun-11	40 years
Torrington Plaza	Torrington, CT	(9,234)	2,180	13,303	3,235	2,180	16,538	18,718	(3,134)	1994	Jun-11	40 years
Waterbury Plaza	Waterbury, CT	(16,074)	5,420	17,415	1,003	5,420	18,418	23,838	(4,355)	2000	Jun-11	40 years
Waterford Commons	Waterford, CT	(24,780)	4,990	45,280	4,074	4,990	49,354	54,344	(9,117)	2004	Jun-11	40 years
North Dover Shopping Center	Dover, DE	(16,100)	3,100	20,205	2,021	3,100	22,226	25,326	(5,094)	2013	Jun-11	40 years
Apopka Commons	Apopka, FL	—	658	3,812	264	658	4,076	4,734	(888)	2010	Jun-11	40 years
Brooksville Square	Brooksville, FL	—	4,140	12,136	2,102	4,140	14,238	18,378	(2,890)	2013	Jun-11	40 years
Coastal Way - Coastal Landing	Brooksville, FL	(27,727)	8,840	33,802	1,977	8,840	35,779	44,619	(8,269)	2008	Jun-11	40 years
Midpoint Center	Cape Coral, FL	—	4,251	13,225	131	4,251	13,356	17,607	(1,398)	2002	Oct-13	40 years
Clearwater Mall	Clearwater, FL	(48,582)	15,300	54,876	2,033	15,300	56,909	72,209	(10,037)	2012	Jun-11	40 years
Coconut Creek	Coconut Creek, FL	(13,535)	7,400	25,351	2,183	7,400	27,534	34,934	(4,675)	2005	Jun-11	40 years
Century Plaza Shopping Center	Deerfield Beach, FL	(12,300)	3,050	8,257	1,033	3,050	9,290	12,340	(2,260)	2006	Jun-11	40 years
Northgate S.C.	DeLand, FL	—	3,500	11,008	638	3,500	11,646	15,146	(2,866)	1993	Jun-11	40 years
Eustis Village	Eustis, FL	—	3,789	20,641	61	3,789	20,702	24,491	(2,270)	2002	Oct-13	40 years
First Street Village	Fort Meyers, FL	—	2,374	8,271	31	2,374	8,302	10,676	(869)	2006	Oct-13	40 years
Sun Plaza	Ft. Walton Beach, FL	—	4,480	12,629	497	4,480	13,126	17,606	(3,463)	2004	Jun-11	40 years
Normandy Square	Jacksonville, FL	—	1,930	5,567	270	1,930	5,837	7,767	(2,157)	1996	Jun-11	40 years
Regency Park	Jacksonville, FL	(12,061)	6,240	15,541	155	6,240	15,696	21,936	(4,894)	2006	Jun-11	40 years
The Shoppes at Southside	Jacksonville, FL	—	6,720	18,609	105	6,720	18,714	25,434	(3,549)	2004	Jun-11	40 years
Ventura Downs	Kissimmee, FL	(5,269)	3,580	8,181	240	3,580	8,421	12,001	(2,272)	2005	Jun-11	40 years
Marketplace at Wycliffe	Lake Worth, FL	—	7,930	13,518	768	7,930	14,286	22,216	(2,059)	2014	Jun-11	40 years
Venetian Isle Shopping Ctr	Lighthouse Point, FL	—	8,270	14,811	1,360	8,270	16,171	24,441	(3,427)	1992	Jun-11	40 years
Marco Town Center	Marco Island, FL	—	7,235	26,791	368	7,235	27,159	34,394	(2,708)	2001	Oct-13	40 years
Mall at 163rd Street	Miami, FL	—	9,450	35,353	1,188	9,450	36,541	45,991	(7,002)	2007	Jun-11	40 years
Miami Gardens	Miami, FL	(22,633)	8,876	17,595	353	8,876	17,948	26,824	(4,965)	1996	Jun-11	40 years
Freedom Square	Naples, FL	—	4,760	15,289	769	4,760	16,058	20,818	(3,820)	1995	Jun-11	40 years
Naples Plaza	Naples, FL	(17,400)	9,200	20,594	8,946	9,200	29,540	38,740	(5,643)	2013	Jun-11	40 years
Park Shore Shopping Center	Naples, FL	(14,600)	4,750	13,880	9,993	7,245	21,378	28,623	(2,522)	2014	Jun-11	40 years
Chelsea Place	New Port Richey, FL	—	3,303	9,821	323	3,303	10,144	13,447	(1,432)	1992	Oct-13	40 years
Southgate	New Port Richey, FL	—	6,730	14,325	2,978	6,730	17,303	24,033	(3,725)	2012	Jun-11	40 years
Presidential Plaza	North Lauderdale, FL	—	2,070	5,543	265	2,070	5,808	7,878	(1,147)	2006	Jun-11	40 years
Fashion Square	Orange Park, FL	(7,517)	1,770	3,816	320	1,770	4,136	5,906	(1,006)	1996	Jun-11	40 years
Colonial Marketplace	Orlando, FL	(14,744)	4,230	19,857	2,231	4,230	22,088	26,318	(3,799)	2014	Jun-11	40 years
Conway Crossing	Orlando, FL	—	3,208	12,204	316	3,208	12,520	15,728	(1,455)	2002	Oct-13	40 years
Hunters Creek	Orlando, FL	—	3,589	6,686	147	3,589	6,833	10,422	(1,255)	1998	Oct-13	40 years
Pointe Orlando	Orlando, FL	—	6,120	55,954	12,868	6,120	68,822	74,942	(11,646)	2014	Jun-11	40 years
Martin Downs Town Center	Palm City, FL	—	1,660	9,827	70	1,660	9,897	11,557	(963)	1996	Oct-13	40 years
Martin Downs Village Center	Palm City, FL	—	5,319	28,560	1,116	5,319	29,676	34,995	(3,106)	1987	Jun-11	40 years
23rd Street Station	Panama City, FL	(6,763)	3,120	9,040	183	3,120	9,223	12,343	(2,103)	1995	Jun-11	40 years
Panama City Square	Panama City, FL	—	5,690	15,258	2,317	5,690	17,575	23,265	(4,069)	2014	Jun-11	40 years
Pensacola Square	Pensacola, FL	—	2,630	9,754	1,185	2,630	10,939	13,569	(2,740)	1995	Jun-11	40 years
Shopper's Haven Shopping Ctr	Pompano Beach, FL	(14,960)	7,700	19,054	1,474	7,700	20,528	28,228	(5,072)	1998	Jun-11	40 years
East Port Plaza	Port St. Lucie, FL	—	4,099	22,485	46	4,099	22,531	26,630	(2,555)	1991	Oct-13	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	—	3,450	6,379	446	3,450	6,825	10,275	(1,917)	1990	Jun-11	40 years
Lake St. Charles	Riverview, FL	—	2,801	6,909	40	2,801	6,949	9,750	(639)	1999	Oct-13	40 years
Cobblestone Village I and II	Royal Palm Beach, FL	(9,994)	2,700	5,066	433	2,700	5,499	8,199	(860)	2005	Jun-11	40 years
Beneva Village Shops	Sarasota, FL	—	3,489	17,927	223	3,489	18,150	21,639	(2,266)	1987	Oct-13	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Sarasota Village	Sarasota, FL	—	5,190	12,476	3,589	5,190	16,065	21,255	(3,004)	2011	Jun-11	40 years
Atlantic Plaza	Satellite Beach, FL	(7,144)	2,630	11,004	687	2,630	11,691	14,321	(2,211)	2008	Jun-11	40 years
Seminole Plaza	Seminole, FL	(5,636)	3,870	8,279	720	3,870	8,999	12,869	(1,401)	1995	Jun-11	40 years
Cobblestone Village	St. Augustine, FL	(26,784)	7,260	32,693	1,594	7,260	34,287	41,547	(6,539)	2003	Jun-11	40 years
Dolphin Village	St. Pete Beach, FL	—	9,882	16,140	770	9,882	16,910	26,792	(2,042)	1990	Oct-13	40 years
Bay Point Plaza	St. Petersburg, FL	—	4,025	13,026	404	4,025	13,430	17,455	(2,497)	2002	Oct-13	40 years
Rutland Plaza	St. Petersburg, FL	(6,920)	3,880	8,212	320	3,880	8,532	12,412	(2,291)	2002	Jun-11	40 years
Skyway Plaza	St. Petersburg, FL	—	2,200	7,178	32	2,200	7,210	9,410	(2,041)	2002	Jun-11	40 years
Tyrone Gardens	St. Petersburg, FL	—	5,690	10,120	525	5,690	10,645	16,335	(3,407)	1998	Jun-11	40 years
Downtown Publix	Stuart, FL	(11,065)	1,770	12,757	510	1,770	13,267	15,037	(2,565)	2000	Jun-11	40 years
Sunrise Town Center	Sunrise, FL	—	7,856	9,609	267	7,856	9,876	17,732	(2,098)	1989	Oct-13	40 years
Carrollwood Center	Tampa, FL	—	3,749	15,002	536	3,749	15,538	19,287	(2,068)	2002	Oct-13	40 years
Ross Plaza	Tampa, FL	—	2,808	12,009	110	2,808	12,119	14,927	(1,553)	1996	Oct-13	40 years
Tarpon Mall	Tarpon Springs, FL	(17,432)	7,800	13,874	3,329	7,800	17,203	25,003	(3,713)	2003	Jun-11	40 years
Venice Plaza	Venice, FL	—	3,245	14,504	208	3,245	14,712	17,957	(1,177)	1999	Oct-13	40 years
Venice Shopping Center	Venice, FL	—	2,555	6,847	207	2,555	7,054	9,609	(805)	2000	Oct-13	40 years
Governors Town Square	Acworth, GA	—	2,605	14,156	65	2,605	14,221	16,826	(1,573)	2005	Oct-13	40 years
Albany Plaza	Albany, GA	(2,830)	1,840	3,072	210	1,840	3,282	5,122	(889)	1995	Jun-11	40 years
Mansell Crossing	Alpharetta, GA	—	19,840	33,944	4,705	19,840	38,649	58,489	(8,322)	2014	Jun-11	40 years
Perlis Plaza	Americus, GA	—	1,170	4,743	520	1,170	5,263	6,433	(1,721)	1972	Jun-11	40 years
Northeast Plaza	Atlanta, GA	(20,189)	5,370	38,129	1,155	5,370	39,284	44,654	(7,969)	2013	Jun-11	40 years
Augusta West Plaza	Augusta, GA	(4,276)	1,070	8,231	298	1,070	8,529	9,599	(3,343)	2006	Jun-11	40 years
Sweetwater Village	Austell, GA	—	1,080	3,074	210	1,080	3,284	4,364	(970)	1985	Jun-11	40 years
Vineyards at Chateau Elan	Braselton, GA	—	2,202	14,657	261	2,202	14,918	17,120	(1,483)	2002	Oct-13	40 years
Cedar Plaza	Cedartown, GA	—	1,550	4,342	94	1,550	4,436	5,986	(1,460)	1994	Jun-11	40 years
Conyers Plaza	Conyers, GA	(10,800)	3,870	12,001	1,297	3,870	13,298	17,168	(3,327)	2001	Jun-11	40 years
Cordele Square	Cordele, GA	—	2,050	5,625	202	2,050	5,827	7,877	(2,113)	2002	Jun-11	40 years
Covington Gallery	Covington, GA	(5,597)	3,280	8,479	131	3,280	8,610	11,890	(2,360)	1991	Jun-11	40 years
Salem Road Station	Covington, GA	—	670	11,509	145	670	11,654	12,324	(1,955)	2000	Oct-13	40 years
Keith Bridge Commons	Cumming, GA	—	1,501	15,080	114	1,501	15,194	16,695	(2,000)	2002	Oct-13	40 years
Northside	Dalton, GA	—	1,320	3,963	243	1,320	4,206	5,526	(1,587)	2001	Jun-11	40 years
Cosby Station	Douglasville, GA	(5,458)	2,650	6,593	261	2,650	6,854	9,504	(1,691)	1994	Jun-11	40 years
Park Plaza	Douglasville, GA	—	1,470	2,655	795	1,470	3,450	4,920	(547)	1986	Jun-11	40 years
Dublin Village	Dublin, GA	(6,214)	1,876	9,059	143	1,876	9,202	11,078	(1,680)	2005	Oct-13	40 years
Westgate	Dublin, GA	—	1,450	3,991	272	1,450	4,263	5,713	(1,256)	2004	Jun-11	40 years
Venture Pointe	Duluth, GA	—	2,460	7,933	5,185	2,460	13,118	15,578	(2,619)	2012	Jun-11	40 years
Banks Station	Fayetteville, GA	(5,874)	3,490	12,567	1,231	3,490	13,798	17,288	(4,444)	2006	Jun-11	40 years
Barrett Place	Kennesaw, GA	—	6,990	14,370	347	6,990	14,717	21,707	(4,388)	1994	Jun-11	40 years
Shops of Huntcrest	Lawrenceville, GA	—	2,093	17,936	239	2,093	18,175	20,268	(1,797)	2003	Oct-13	40 years
Mableton Walk	Mableton, GA	(9,631)	1,660	9,433	572	1,660	10,005	11,665	(2,141)	1994	Jun-11	40 years
The Village at Mableton	Mableton, GA	(10,100)	2,040	6,455	1,143	2,040	7,598	9,638	(2,396)	2014	Jun-11	40 years
North Park	Macon, GA	—	3,520	11,192	671	3,520	11,863	15,383	(3,211)	2013	Jun-11	40 years
Marshalls at Eastlake	Marietta, GA	—	2,650	2,667	738	2,650	3,405	6,055	(782)	1982	Jun-11	40 years
New Chastain Corners	Marietta, GA	—	3,090	8,071	484	3,090	8,555	11,645	(2,265)	2004	Jun-11	40 years
Pavilions at Eastlake	Marietta, GA	(17,818)	4,770	12,529	778	4,770	13,307	18,077	(4,017)	1996	Jun-11	40 years
Perry Marketplace	Perry, GA	—	2,540	7,459	951	2,540	8,410	10,950	(2,197)	2004	Jun-11	40 years
Creekwood Village	Rex, GA	(5,393)	1,400	4,772	116	1,400	4,888	6,288	(1,569)	1990	Jun-11	40 years
Shops of Riverdale	Riverdale, GA	—	640	2,123	31	640	2,154	2,794	(423)	1995	Jun-11	40 years
Holcomb Bridge Crossing	Roswell, GA	—	1,170	5,563	604	1,170	6,167	7,337	(2,008)	1988	Jun-11	40 years
Victory Square	Savannah, GA	—	6,080	14,881	196	6,080	15,077	21,157	(2,997)	2007	Jun-11	40 years
Stockbridge Village	Stockbridge, GA	(24,078)	6,210	16,518	2,630	6,210	19,148	25,358	(4,271)	2008	Jun-11	40 years
Stone Mountain Festival	Stone Mountain, GA	(10,300)	5,740	16,732	1,218	5,740	17,950	23,690	(4,933)	2006	Jun-11	40 years
Wilmington Island	Wilmington Island, GA	—	2,630	8,005	539	2,630	8,544	11,174	(1,270)	2014	Oct-13	40 years
Kimberly West Shopping Center	Davenport, IA	—	1,710	6,329	539	1,710	6,868	8,578	(2,044)	1987	Jun-11	40 years
Haymarket Mall	Des Moines, IA	(5,108)	2,320	9,944	415	2,320	10,359	12,679	(3,812)	2002	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Haymarket Square	Des Moines, IA	(6,697)	3,360	9,319	1,926	3,360	11,245	14,605	(2,608)	2002	Jun-11	40 years
Warren Plaza	Dubuque, IA	—	1,740	7,179	372	1,740	7,551	9,291	(1,919)	1993	Jun-11	40 years
Annex of Arlington	Arlington Heights, IL	—	3,360	18,322	7,606	3,939	25,349	29,288	(5,807)	2012	Jun-11	40 years
Ridge Plaza	Arlington Heights, IL	—	3,720	10,168	3,540	3,720	13,708	17,428	(3,827)	2000	Jun-11	40 years
Bartonville Square	Bartonville, IL	(2,030)	480	3,656	143	480	3,799	4,279	(1,334)	2001	Jun-11	40 years
Festival Center	Bradley, IL	(875)	390	2,211	29	390	2,240	2,630	(705)	2006	Jun-11	40 years
Southfield Plaza	Bridgeview, IL	(13,827)	5,880	18,736	594	5,880	19,330	25,210	(5,593)	2006	Jun-11	40 years
Commons of Chicago Ridge	Chicago Ridge, IL	(25,720)	4,310	39,422	2,740	4,310	42,162	46,472	(8,930)	1998	Jun-11	40 years
Rivercrest Shopping Center	Crestwood, IL	—	7,010	40,569	10,320	11,010	46,889	57,899	(10,116)	2013	Jun-11	40 years
The Commons of Crystal Lake	Crystal Lake, IL	—	3,660	31,905	3,519	3,660	35,424	39,084	(6,068)	2014	Jun-11	40 years
Elk Grove Town Center	Elk Grove Village, IL	(20,225)	3,730	19,336	918	3,730	20,254	23,984	(4,078)	1998	Jun-11	40 years
Crossroads Centre	Fairview Heights, IL	—	3,230	12,297	5,093	3,230	17,390	20,620	(6,442)	1975	Jun-11	40 years
Frankfort Crossing Shopping Center	Frankfort, IL	—	3,977	17,049	320	3,977	17,369	21,346	(1,820)	1992	Oct-13	40 years
Freeport Plaza	Freeport, IL	—	660	5,711	76	660	5,787	6,447	(2,016)	2000	Jun-11	40 years
Westview Center	Hanover Park, IL	—	6,130	29,401	5,041	6,130	34,442	40,572	(6,640)	2014	Jun-11	40 years
The Quentin Collection	Kildeer, IL	(21,484)	5,780	27,274	1,112	5,780	28,386	34,166	(6,289)	2006	Jun-11	40 years
Butterfield Square	Libertyville, IL	—	3,430	13,348	2,526	3,430	15,874	19,304	(3,045)	2013	Jun-11	40 years
High Point Centre	Lombard, IL	—	7,510	20,294	1,522	7,510	21,816	29,326	(4,259)	1992	Jun-11	40 years
Long Meadow Commons	Mundelein, IL	(11,900)	4,700	11,507	302	4,700	11,809	16,509	(3,813)	1997	Jun-11	40 years
Westridge Court	Naperville, IL	(16,770)	10,560	72,844	10,178	10,560	83,022	93,582	(15,455)	2013	Jun-11	40 years
Sterling Bazaar	Peoria, IL	—	2,050	6,597	396	2,050	6,993	9,043	(2,294)	1992	Jun-11	40 years
Rollins Crossing	Round Lake Beach, IL	—	3,040	23,180	1,054	3,040	24,234	27,274	(5,113)	1998	Jun-11	40 years
Twin Oaks Shopping Center	Silvis, IL	—	1,300	6,896	41	1,300	6,937	8,237	(1,525)	1991	Jun-11	40 years
Parkway Pointe	Springfield, IL	—	650	6,013	365	650	6,378	7,028	(1,136)	1994	Jun-11	40 years
Sangamon Center North	Springfield, IL	—	2,350	9,588	278	2,350	9,866	12,216	(3,315)	1996	Jun-11	40 years
Tinley Park Plaza	Tinley Park, IL	(18,507)	12,250	21,537	1,935	12,250	23,472	35,722	(4,612)	2005	Jun-11	40 years
Meridian Village Plaza	Carmel, IN	—	2,089	7,356	1,953	2,089	9,309	11,398	(1,948)	1990	Jun-11	40 years
Columbus Center	Columbus, IN	(9,706)	1,480	14,639	664	1,480	15,303	16,783	(3,695)	2005	Jun-11	40 years
Elkhart Plaza West	Elkhart, IN	—	770	6,499	229	770	6,728	7,498	(1,596)	1997	Jun-11	40 years
Apple Glen Crossing	Fort Wayne, IN	(13,100)	2,550	19,792	830	2,550	20,622	23,172	(4,314)	2002	Jun-11	40 years
Elkhart Market Centre	Goshen, IN	—	2,000	16,783	2,083	2,000	18,866	20,866	(5,010)	1994	Jun-11	40 years
Marwood Plaza	Indianapolis, IN	—	1,720	5,479	292	1,720	5,771	7,491	(1,326)	1992	Jun-11	40 years
Westlane Shopping Center	Indianapolis, IN	—	870	2,603	665	870	3,268	4,138	(756)	1982	Jun-11	40 years
Valley View Plaza	Marion, IN	(1,399)	440	3,039	54	440	3,093	3,533	(714)	1997	Jun-11	40 years
Bittersweet Plaza	Mishawaka, IN	—	840	6,677	490	840	7,167	8,007	(1,524)	2000	Jun-11	40 years
Lincoln Plaza	New Haven, IN	—	780	6,277	243	780	6,520	7,300	(1,488)	1968	Jun-11	40 years
Speedway Super Center	Speedway, IN	—	8,410	49,124	1,933	8,410	51,057	59,467	(10,245)	2010	Jun-11	40 years
Sagamore Park Centre	West Lafayette, IN	—	2,390	11,074	822	2,390	11,896	14,286	(3,018)	2003	Jun-11	40 years
Westchester Square	Lenexa, KS	—	3,250	14,264	738	3,250	15,002	18,252	(3,535)	1987	Jun-11	40 years
West Loop Shopping Center	Manhattan, KS	—	2,800	10,304	6,080	2,800	16,384	19,184	(2,797)	2013	Jun-11	40 years
Green River Plaza	Campbellsville, KY	—	4,200	10,402	1,456	4,200	11,858	16,058	(3,476)	1989	Jun-11	40 years
Kmart Plaza	Elizabethtown, KY	—	2,370	6,095	141	2,370	6,236	8,606	(2,010)	1992	Jun-11	40 years
Florence Plaza - Florence Square	Florence, KY	—	9,380	47,043	16,142	11,014	61,551	72,565	(11,245)	2014	Jun-11	40 years
Highland Commons	Glasgow, KY	—	1,940	6,245	49	1,940	6,294	8,234	(2,001)	1992	Jun-11	40 years
Jeffersontown Commons	Jeffersontown, KY	—	3,920	14,588	195	3,920	14,783	18,703	(4,402)	2005	Jun-11	40 years
Mist Lake Plaza	Lexington, KY	—	4,200	10,483	907	4,200	11,390	15,590	(2,862)	1993	Jun-11	40 years
London Marketplace	London, KY	—	1,400	10,362	292	1,400	10,654	12,054	(3,048)	1994	Jun-11	40 years
Eastgate Shopping Center	Louisville, KY	—	4,300	13,784	851	4,300	14,635	18,935	(3,770)	2002	Jun-11	40 years
Plainview Village	Louisville, KY	—	2,600	10,109	774	2,600	10,883	13,483	(2,461)	1997	Jun-11	40 years
Stony Brook I & II	Louisville, KY	—	3,650	17,746	436	3,650	18,182	21,832	(3,714)	1988	Jun-11	40 years
Towne Square North	Owensboro, KY	(5,592)	2,230	9,037	294	2,230	9,331	11,561	(3,185)	1988	Jun-11	40 years
Lexington Road Plaza	Versailles, KY	—	3,950	11,479	194	3,950	11,673	15,623	(3,353)	2007	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Karam Shopping Center	Lafayette, LA	(2,009)	410	2,955	456	410	3,411	3,821	(857)	2014	Jun-11	40 years
Iberia Plaza	New Iberia, LA	—	2,590	5,734	1,145	2,590	6,879	9,469	(2,433)	1992	Jun-11	40 years
Lagniappe Village	New Iberia, LA	—	3,170	11,147	748	3,170	11,895	15,065	(4,034)	2010	Jun-11	40 years
The Pines	Pineville, LA	(4,567)	3,080	8,025	142	3,080	8,167	11,247	(2,247)	1991	Jun-11	40 years
Points West	Brockton, MA	(7,661)	2,200	10,572	477	2,200	11,049	13,249	(3,176)	2007	Jun-11	40 years
Burlington Square I, II & III	Burlington, MA	—	4,690	12,790	449	4,690	13,239	17,929	(2,775)	1992	Jun-11	40 years
Chicopee Marketplace	Chicopee, MA	(17,415)	3,470	25,302	71	3,470	25,373	28,843	(5,226)	2005	Jun-11	40 years
Holyoke Shopping Center	Holyoke, MA	—	3,110	11,964	476	3,110	12,440	15,550	(3,125)	2000	Jun-11	40 years
WaterTower Plaza	Leominster, MA	(29,309)	10,400	39,533	2,315	10,400	41,848	52,248	(9,765)	2000	Jun-11	40 years
Lunenberg Crossing	Lunenburg, MA	(2,110)	930	1,825	244	930	2,069	2,999	(390)	1994	Jun-11	40 years
Lynn Marketplace	Lynn, MA	—	3,100	5,678	53	3,100	5,731	8,831	(1,717)	1968	Jun-11	40 years
Webster Square	Marshfield, MA	—	5,532	27,284	—	5,532	27,284	32,816	(719)	2005	Jun-15	40 years
Berkshire Crossing	Pittsfield, MA	—	5,210	39,207	2,239	5,210	41,446	46,656	(8,770)	1994	Jun-11	40 years
Westgate Plaza	Westfield, MA	(5,886)	2,250	9,784	509	2,250	10,293	12,543	(3,102)	1996	Jun-11	40 years
Perkins Farm Marketplace	Worcester, MA	—	2,150	16,827	1,727	2,150	18,554	20,704	(4,266)	1998	Jun-11	40 years
South Plaza Shopping Center	California, MD	—	2,174	23,209	—	2,174	23,209	25,383	(2,690)	2005	Oct-13	40 years
Campus Village	College Park, MD	(5,100)	1,660	5,038	439	1,660	5,477	7,137	(906)	1986	Jun-11	40 years
Fox Run	Prince Frederick, MD	—	3,560	31,192	1,774	3,560	32,966	36,526	(7,262)	1997	Jun-11	40 years
Liberty Plaza	Randallstown, MD	—	2,820	6,172	17,961	2,820	24,133	26,953	(2,331)	2012	Jun-11	40 years
Rising Sun Towne Centre	Rising Sun, MD	—	1,970	17,002	1,308	1,970	18,310	20,280	(3,073)	2013	Jun-11	40 years
Pine Tree Shopping Center	Portland, ME	(9,600)	2,860	19,006	1,166	2,860	20,172	23,032	(5,453)	1958	Jun-11	40 years
Maple Village	Ann Arbor, MI	(18,299)	3,200	18,980	1,306	3,200	20,286	23,486	(5,975)	2000	Jun-11	40 years
Grand Crossing	Brighton, MI	(3,576)	1,780	7,526	784	1,780	8,310	10,090	(2,377)	2005	Jun-11	40 years
Farmington Crossroads	Farmington, MI	—	1,620	4,374	1,461	1,620	5,835	7,455	(1,251)	2013	Jun-11	40 years
Silver Pointe Shopping Center	Fenton, MI	(3,440)	3,840	12,258	911	3,840	13,169	17,009	(3,851)	1996	Jun-11	40 years
Cascade East	Grand Rapids, MI	(7,512)	1,280	5,389	1,085	1,280	6,474	7,754	(1,952)	1983	Jun-11	40 years
Delta Center	Lansing, MI	(5,358)	1,580	9,394	1,279	1,580	10,673	12,253	(3,139)	2005	Jun-11	40 years
Lakes Crossing	Muskegon, MI	—	1,440	13,457	1,889	1,440	15,346	16,786	(3,368)	2011	Jun-11	40 years
Redford Plaza	Redford, MI	—	7,510	18,619	1,197	7,510	19,816	27,326	(6,072)	1992	Jun-11	40 years
Hampton Village Centre	Rochester Hills, MI	—	5,370	48,025	6,052	5,370	54,077	59,447	(12,366)	2004	Jun-11	40 years
Fashion Corners	Saginaw, MI	—	1,940	17,712	439	1,940	18,151	20,091	(4,698)	2004	Jun-11	40 years
Green Acres	Saginaw, MI	—	2,170	8,328	2,215	2,170	10,543	12,713	(3,047)	2011	Jun-11	40 years
Hall Road Crossing	Shelby Township, MI	—	5,800	15,734	3,195	5,800	18,929	24,729	(5,131)	1999	Jun-11	40 years
Southfield Plaza	Southfield, MI	—	1,320	3,988	1,854	1,320	5,842	7,162	(1,280)	2002	Jun-11	40 years
18 Ryan	Sterling Heights, MI	(5,699)	3,160	11,280	262	3,160	11,542	14,702	(3,402)	1997	Jun-11	40 years
Delco Plaza	Sterling Heights, MI	(3,753)	2,860	7,025	620	2,860	7,645	10,505	(3,502)	1996	Jun-11	40 years
Grand Traverse Crossing	Traverse City, MI	(17,960)	3,100	31,125	1,384	3,100	32,509	35,609	(6,093)	1996	Jun-11	40 years
West Ridge	Westland, MI	—	1,800	5,704	3,041	1,800	8,745	10,545	(1,089)	2014	Jun-11	40 years
Roundtree Place	Ypsilanti, MI	—	3,520	8,353	6,468	3,520	14,821	18,341	(1,921)	1992	Jun-11	40 years
Washtenaw Fountain Plaza	Ypsilanti, MI	—	2,030	7,064	511	2,030	7,575	9,605	(2,472)	2005	Jun-11	40 years
Southport Centre I - VI	Apple Valley, MN	(13,015)	4,960	18,412	378	4,960	18,790	23,750	(3,366)	1985	Jun-11	40 years
Austin Town Center	Austin, MN	—	1,280	4,189	98	1,280	4,287	5,567	(1,121)	1999	Jun-11	40 years
Burning Tree Plaza	Duluth, MN	—	4,790	16,220	155	4,790	16,375	21,165	(4,294)	1987	Jun-11	40 years
Elk Park Center	Elk River, MN	—	3,770	18,564	738	3,770	19,302	23,072	(5,131)	1999	Jun-11	40 years
Westwind Plaza	Minnetonka, MN	—	2,630	11,538	771	2,630	12,309	14,939	(2,318)	2007	Jun-11	40 years
Richfield Hub & West Shopping Ctr	Richfield, MN	(16,320)	7,960	19,502	1,163	7,960	20,665	28,625	(3,478)	1992	Jun-11	40 years
Roseville Center	Roseville , MN	—	1,620	8,478	167	1,620	8,645	10,265	(1,769)	2000	Jun-11	40 years
Marketplace @ 42	Savage, MN	—	5,150	11,638	(50)	5,150	11,588	16,738	(1,887)	1999	Jun-11	40 years
Sun Ray Shopping Center	St. Paul, MN	—	5,250	21,042	1,825	5,250	22,867	28,117	(5,326)	2013	Jun-11	40 years
White Bear Hills Shopping Center	White Bear Lake, MN	(4,576)	1,790	6,157	237	1,790	6,394	8,184	(2,119)	1996	Jun-11	40 years
Ellisville Square	Ellisville, MO	—	2,130	6,151	6,069	2,130	12,220	14,350	(960)	2014	Jun-11	40 years
Clocktower Place	Florissant, MO	—	3,590	8,463	2,129	3,590	10,592	14,182	(2,316)	2013	Jun-11	40 years
Hub Shopping Center	Independence, MO	—	850	7,744	191	850	7,935	8,785	(3,121)	1995	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Watts Mill Plaza	Kansas City, MO	—	2,610	13,598	939	2,610	14,537	17,147	(3,073)	1997	Jun-11	40 years
Liberty Corners	Liberty, MO	—	2,530	8,664	1,180	2,530	9,844	12,374	(2,713)	1987	Jun-11	40 years
Maplewood Square	Maplewood, MO	(3,730)	1,450	4,494	109	1,450	4,603	6,053	(1,253)	1998	Jun-11	40 years
Clinton Crossing	Clinton, MS	(5,377)	2,760	9,218	474	2,760	9,692	12,452	(1,943)	1990	Jun-11	40 years
County Line Plaza	Jackson, MS	—	2,820	23,440	2,621	2,820	26,061	28,881	(4,234)	2014	Jun-11	40 years
Jacksonian Plaza	Jackson, MS	—	1,070	2,612	234	1,070	2,846	3,916	(1,025)	1990	Jun-11	40 years
Devonshire Place	Cary, NC	(4,827)	940	4,533	2,320	940	6,853	7,793	(2,187)	2012	Jun-11	40 years
McMullen Creek Market	Charlotte, NC	(18,500)	10,590	23,007	3,078	10,590	26,085	36,675	(4,740)	2014	Jun-11	40 years
The Commons at Chancellor Park	Charlotte, NC	—	5,240	19,587	1,433	5,240	21,020	26,260	(4,568)	2005	Jun-11	40 years
Macon Plaza	Franklin, NC	—	770	3,783	99	770	3,882	4,652	(1,175)	2001	Jun-11	40 years
Garner Towne Square	Garner, NC	—	6,233	23,465	640	6,233	24,105	30,338	(2,968)	1997	Oct-13	40 years
Franklin Square	Gastonia, NC	(23,430)	7,060	28,631	1,295	7,060	29,926	36,986	(6,498)	2007	Jun-11	40 years
Wendover Place	Greensboro, NC	(31,620)	15,990	39,048	1,005	15,990	40,053	56,043	(10,613)	2000	Jun-11	40 years
University Commons	Greenville, NC	(18,000)	5,350	26,075	3,830	5,350	29,905	35,255	(5,790)	2014	Jun-11	40 years
Valley Crossing	Hickory, NC	—	2,130	6,449	8,785	2,130	15,234	17,364	(2,802)	2014	Jun-11	40 years
Kinston Pointe	Kinston, NC	—	2,180	8,524	144	2,180	8,668	10,848	(3,323)	2001	Jun-11	40 years
Magnolia Plaza	Morganton, NC	—	730	3,350	168	730	3,518	4,248	(702)	1990	Jun-11	40 years
Roxboro Square	Roxboro, NC	—	1,550	8,935	125	1,550	9,060	10,610	(2,277)	2005	Jun-11	40 years
Innes Street Market	Salisbury, NC	—	12,180	27,339	348	12,180	27,687	39,867	(8,187)	2002	Jun-11	40 years
Salisbury Marketplace	Salisbury, NC	—	1,997	7,826	62	1,997	7,888	9,885	(816)	1987	Oct-13	40 years
Crossroads	Statesville, NC	(21,189)	6,220	15,165	756	6,220	15,921	22,141	(3,541)	1997	Jun-11	40 years
Anson Station	Wadesboro, NC	(1,633)	910	3,924	164	910	4,088	4,998	(1,542)	1988	Jun-11	40 years
New Centre Market	Wilmington, NC	—	5,730	14,900	960	5,730	15,860	21,590	(2,670)	1998	Jun-11	40 years
University Commons	Wilmington, NC	(20,200)	6,910	26,446	1,499	6,910	27,945	34,855	(6,081)	2007	Jun-11	40 years
Whitaker Square	Winston Salem, NC	(9,016)	2,923	11,972	277	2,923	12,249	15,172	(1,795)	1996	Oct-13	40 years
Parkway Plaza	Winston-Salem, NC	—	6,910	17,432	958	6,910	18,390	25,300	(5,351)	2005	Jun-11	40 years
Stratford Commons	Winston-Salem, NC	—	2,770	9,402	266	2,770	9,668	12,438	(2,321)	1995	Jun-11	40 years
Bedford Grove	Bedford, NH	—	3,400	18,917	224	3,400	19,141	22,541	(5,558)	1989	Jun-11	40 years
Capitol Shopping Center	Concord, NH	(9,600)	2,160	11,361	1,187	2,160	12,548	14,708	(3,874)	2001	Jun-11	40 years
Willow Springs Plaza	Nashua , NH	(14,198)	3,490	19,290	771	3,490	20,061	23,551	(4,283)	1990	Jun-11	40 years
Seacoast Shopping Center	Seabrook , NH	(4,789)	2,230	8,058	90	2,230	8,148	10,378	(1,144)	1991	Jun-11	40 years
Tri-City Plaza	Somersworth, NH	(7,938)	1,900	9,858	1,517	1,900	11,375	13,275	(3,037)	1990	Jun-11	40 years
Laurel Square	Brick, NJ	(12,049)	5,400	20,530	775	5,400	21,305	26,705	(5,271)	2003	Jun-11	40 years
the Shoppes at Cinnaminson	Cinnaminson, NJ	—	6,030	45,152	1,751	6,030	46,903	52,933	(8,017)	2010	Jun-11	40 years
A&P Fresh Market	Clark, NJ	(5,519)	2,630	8,351	28	2,630	8,379	11,009	(1,439)	2007	Jun-11	40 years
Collegetown Shopping Center	Glassboro, NJ	—	1,560	15,620	7,412	1,560	23,032	24,592	(5,281)	2014	Jun-11	40 years
Hamilton Plaza-Kmart Plaza	Hamilton, NJ	(3,394)	1,580	8,573	2,960	1,580	11,533	13,113	(1,862)	2014	Jun-11	40 years
Bennetts Mills Plaza	Jackson, NJ	(12,577)	3,130	16,956	39	3,130	16,995	20,125	(3,002)	2002	Jun-11	40 years
Lakewood Plaza	Lakewood, NJ	—	5,090	25,863	568	5,090	26,431	31,521	(6,285)	1966	Jun-11	40 years
Marlton Crossing	Marlton, NJ	—	5,950	45,457	7,303	5,950	52,760	58,710	(11,524)	2013	Jun-11	40 years
Middletown Plaza	Middletown, NJ	(21,961)	5,060	41,359	1,071	5,060	42,430	47,490	(7,100)	2001	Jun-11	40 years
Larchmont Centre	Mount Laurel, NJ	(7,000)	4,421	14,985	—	4,421	14,985	19,406	(451)	1985	Jun-15	40 years
Old Bridge Gateway	Old Bridge, NJ	(24,490)	7,200	36,917	2,776	7,200	39,693	46,893	(7,311)	1995	Jun-11	40 years
Morris Hills Shopping Center	Parsippany, NJ	—	3,970	28,974	3,983	3,970	32,957	36,927	(5,335)	1994	Jun-11	40 years
Rio Grande Plaza	Rio Grande, NJ	—	1,660	12,190	970	1,660	13,160	14,820	(2,784)	1997	Jun-11	40 years
Ocean Heights Shopping Center	Somers Point, NJ	—	6,110	34,503	1,507	6,110	36,010	42,120	(5,200)	2006	Jun-11	40 years
ShopRite Supermarket	Springfield, NJ	—	1,150	4,310	—	1,150	4,310	5,460	(855)	1965	Jun-11	40 years
Tinton Falls Plaza	Tinton Falls, NJ	—	3,080	11,666	506	3,080	12,172	15,252	(2,449)	2006	Jun-11	40 years
Cross Keys Commons	Turnersville, NJ	—	5,840	32,773	2,295	5,840	35,068	40,908	(6,731)	1996	Jun-11	40 years
Dover Park Plaza	Yardville, NJ	—	1,030	7,583	539	1,030	8,122	9,152	(1,495)	2005	Jun-11	40 years
St Francis Plaza	Santa Fe, NM	(3,900)	1,110	4,843	—	1,110	4,843	5,953	(915)	1993	Jun-11	40 years
Smith's	Socorro, NM	(1,769)	600	5,312	138	600	5,450	6,050	(1,468)	1976	Jun-11	40 years
Galleria Commons	Henderson, NV	—	3,220	28,080	1,954	3,220	30,034	33,254	(5,673)	2005	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Renaissance Center East	Las Vegas, NV	(16,373)	4,490	10,209	1,549	4,490	11,758	16,248	(2,344)	2012	Jun-11	40 years
Parkway Plaza	Carle Place, NY	(13,770)	5,790	19,389	2,111	5,790	21,500	27,290	(3,376)	1993	Jun-11	40 years
Kmart Plaza	Dewitt, NY	(3,032)	1,080	4,192	7,490	1,080	11,682	12,762	(682)	2014	Jun-11	40 years
Unity Plaza	East Fishkill, NY	(7,191)	2,100	13,935	14	2,100	13,949	16,049	(2,116)	2005	Jun-11	40 years
Suffolk Plaza	East Setauket, NY	—	2,780	9,937	619	2,780	10,556	13,336	(1,445)	1998	Jun-11	40 years
Three Village Shopping Center	East Setauket, NY	—	5,310	15,705	253	5,310	15,958	21,268	(2,714)	1991	Jun-11	40 years
Stewart Plaza	Garden City, NY	—	6,040	21,376	1,049	6,040	22,425	28,465	(5,466)	1990	Jun-11	40 years
Genesee Valley Shopping Center	Geneseo, NY	—	2,090	14,875	1,125	2,090	16,000	18,090	(4,421)	2007	Jun-11	40 years
McKinley Plaza	Hamburg, NY	—	1,300	12,504	1,939	1,300	14,443	15,743	(2,438)	1991	Jun-11	40 years
Dalewood I, II & III Shopping Center	Hartsdale, NY	(31,756)	6,900	56,940	1,815	6,900	58,755	65,655	(8,200)	2012	Jun-11	40 years
Hornell Plaza	Hornell, NY	—	2,270	19,006	1,708	2,270	20,714	22,984	(6,358)	2005	Jun-11	40 years
Cayuga Mall	Ithaca, NY	(7,118)	1,180	11,244	3,409	1,180	14,653	15,833	(4,390)	2013	Jun-11	40 years
Kings Park Shopping Center	Kings Park, NY	—	4,790	11,146	1,936	4,790	13,082	17,872	(2,161)	1985	Jun-11	40 years
Village Square	Larchmont, NY	—	1,320	5,065	706	1,320	5,771	7,091	(774)	1981	Jun-11	40 years
Falcaro's Plaza	Lawrence, NY	—	3,410	9,272	1,719	3,410	10,991	14,401	(1,681)	1972	Jun-11	40 years
Shops at Seneca Mall	Liverpool, NY	—	530	7,020	192	530	7,212	7,742	(2,141)	2005	Jun-11	40 years
A & P Mamaroneck	Mamaroneck, NY	—	1,460	765	1,618	2,198	1,645	3,843	(88)	1976	Jun-11	40 years
Sunshine Square	Medford, NY	—	7,350	23,473	1,515	7,350	24,988	32,338	(4,430)	2007	Jun-11	40 years
Wallkill Plaza	Middletown, NY	—	1,360	8,288	1,448	1,360	9,736	11,096	(3,470)	2012	Jun-11	40 years
Monroe ShopRite Plaza	Monroe, NY	(8,320)	1,840	16,111	414	1,840	16,525	18,365	(3,589)	1985	Jun-11	40 years
Rockland Plaza	Nanuet, NY	(37,703)	10,700	59,563	6,673	10,700	66,236	76,936	(9,435)	2006	Jun-11	40 years
North Ridge Plaza	New Rochelle, NY	—	4,910	9,479	562	4,910	10,041	14,951	(1,620)	1971	Jun-11	40 years
Nesconset Shopping Center	Port Jefferson Station, NY	(13,300)	5,510	20,252	2,963	5,510	23,215	28,725	(4,096)	2012	Jun-11	40 years
Port Washington	Port Washington, NY	—	440	489	—	440	489	929	(235)	1968	Jun-11	40 years
Roanoke Plaza	Riverhead, NY	(9,900)	5,050	15,177	1,513	5,050	16,690	21,740	(3,655)	2002	Jun-11	40 years
Rockville Centre	Rockville Centre, NY	—	3,590	6,935	139	3,590	7,074	10,664	(1,407)	1975	Jun-11	40 years
Mohawk Acres	Rome, NY	(6,076)	1,720	13,691	907	1,720	14,598	16,318	(3,178)	2005	Jun-11	40 years
College Plaza	Selden, NY	(9,975)	6,330	12,411	14,073	6,865	25,949	32,814	(4,633)	2013	Jun-11	40 years
Campus Plaza	Vestal, NY	—	1,170	16,143	222	1,170	16,365	17,535	(4,364)	2003	Jun-11	40 years
Parkway Plaza	Vestal, NY	—	2,168	18,651	1,219	2,168	19,870	22,038	(5,094)	2012	Jun-11	40 years
Shoppes at Vestal	Vestal, NY	—	1,340	14,730	38	1,340	14,768	16,108	(2,200)	2000	Jun-11	40 years
Town Square Mall	Vestal, NY	(29,400)	2,520	40,867	4,274	2,520	45,141	47,661	(8,861)	2012	Jun-11	40 years
The Plaza at Salmon Run	Watertown, NY	—	1,420	12,431	104	1,420	12,535	13,955	(2,786)	1993	Jun-11	40 years
Highridge Plaza	Yonkers, NY	—	6,020	16,218	2,237	6,020	18,455	24,475	(2,522)	1977	Jun-11	40 years
Brunswick Town Center	Brunswick, OH	(10,832)	2,930	18,553	382	2,930	18,935	21,865	(2,896)	2004	Jun-11	40 years
30th Street Plaza	Canton, OH	—	1,950	14,383	286	1,950	14,669	16,619	(3,289)	1999	Jun-11	40 years
Brentwood Plaza	Cincinnati, OH	—	5,090	20,078	1,261	5,090	21,339	26,429	(4,356)	2004	Jun-11	40 years
Delhi Shopping Center	Cincinnati, OH	—	3,690	7,910	1,721	3,690	9,631	13,321	(2,152)	2012	Jun-11	40 years
Harpers Station	Cincinnati, OH	—	3,110	25,203	6,351	3,987	30,677	34,664	(5,397)	2014	Jun-11	40 years
Western Hills Plaza	Cincinnati, OH	—	8,690	27,610	608	8,690	28,218	36,908	(7,475)	2011	Jun-11	40 years
Western Village	Cincinnati, OH	—	3,370	12,743	534	3,370	13,277	16,647	(2,757)	2005	Jun-11	40 years
Crown Point	Columbus, OH	(12,424)	2,120	14,576	1,382	2,120	15,958	18,078	(3,186)	1998	Jun-11	40 years
Greentree Shopping Center	Columbus, OH	(6,452)	1,920	12,104	216	1,920	12,320	14,240	(2,840)	2005	Jun-11	40 years
Brandt Pike Place	Dayton, OH	—	616	1,694	15	616	1,709	2,325	(486)	2008	Jun-11	40 years
South Towne Centre	Dayton, OH	(19,357)	4,990	42,774	5,342	4,990	48,116	53,106	(9,956)	2013	Jun-11	40 years
The Vineyards	Eastlake, OH	—	1,170	6,730	146	1,170	6,876	8,046	(2,175)	1989	Jun-11	40 years
Midway Market Square	Elyria, OH	—	3,818	20,847	1,330	3,818	22,177	25,995	(5,561)	2014	Jun-11	40 years
Southland Shopping Center	Middleburg Heights, OH	(36,166)	5,940	54,770	4,879	5,940	59,649	65,589	(13,556)	2013	Jun-11	40 years
Tops Plaza	North Olmsted, OH	—	510	3,987	16	510	4,003	4,513	(809)	2002	Jun-11	40 years
Tops Plaza	North Ridgeville, OH	—	1,140	5,513	(21)	1,140	5,492	6,632	(1,147)	2002	Jun-11	40 years
Surrey Square Mall	Norwood, OH	(6,724)	3,900	17,968	1,259	3,900	19,227	23,127	(4,136)	2010	Jun-11	40 years
Market Place	Piqua, OH	—	390	4,008	1,026	390	5,034	5,424	(1,507)	2012	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Brice Park	Reynoldsburg, OH	—	2,820	12,168	837	2,820	13,005	15,825	(2,878)	1989	Jun-11	40 years
Streetsboro Crossing	Streetsboro, OH	—	640	5,716	673	640	6,389	7,029	(1,441)	2002	Jun-11	40 years
Miracle Mile Shopping Plaza	Toledo, OH	(5,700)	1,510	15,423	883	1,510	16,306	17,816	(4,378)	1955	Jun-11	40 years
Southland Shopping Plaza	Toledo, OH	—	2,440	10,390	1,707	2,440	12,097	14,537	(3,016)	1988	Jun-11	40 years
Wadsworth Crossings	Wadsworth, OH	—	7,004	13,778	1,552	7,004	15,330	22,334	(2,005)	2005	Oct-13	40 years
Northgate Plaza	Westerville, OH	—	300	1,204	333	300	1,537	1,837	(362)	2008	Jun-11	40 years
Marketplace	Tulsa, OK	—	5,040	12,401	2,858	5,040	15,259	20,299	(3,584)	1992	Jun-11	40 years
Village West	Allentown, PA	—	4,180	23,211	1,089	4,180	24,300	28,480	(4,466)	1999	Jun-11	40 years
Park Hills Plaza	Altoona, PA	—	4,390	22,965	1,549	4,390	24,514	28,904	(5,819)	1985	Jun-11	40 years
Bensalem Square	Bensalem, PA	—	1,800	5,826	81	1,800	5,907	7,707	(1,323)	1986	Jun-11	40 years
Bethel Park	Bethel Park, PA	(9,668)	3,060	18,299	1,656	3,060	19,955	23,015	(5,465)	2004	Jun-11	40 years
Bethlehem Square	Bethlehem, PA	—	8,830	36,794	548	8,830	37,342	46,172	(9,298)	1994	Jun-11	40 years
Lehigh Shopping Center	Bethlehem, PA	(15,982)	6,980	32,744	3,279	6,980	36,023	43,003	(9,162)	2013	Jun-11	40 years
Bristol Park	Bristol, PA	—	3,180	21,408	1,240	3,180	22,648	25,828	(5,783)	2013	Jun-11	40 years
Chalfont Village Shopping Center	Chalfont, PA	—	1,040	3,761	(112)	1,040	3,649	4,689	(714)	1989	Jun-11	40 years
New Britain Village Square	Chalfont, PA	—	4,250	24,312	999	4,250	25,311	29,561	(4,500)	1989	Jun-11	40 years
Collegeville Shopping Center	Collegeville, PA	—	3,410	6,634	2,257	3,410	8,891	12,301	(1,412)	2004	Jun-11	40 years
Whitemarsh Shopping Center	Conshohocken, PA	—	3,410	11,684	108	3,410	11,792	15,202	(2,239)	2002	Jun-11	40 years
Valley Fair	Devon, PA	—	1,810	8,128	1,324	1,810	9,452	11,262	(2,871)	2001	Jun-11	40 years
Dickson City Crossings	Dickson City, PA	—	3,780	31,285	361	3,780	31,646	35,426	(7,771)	1997	Jun-11	40 years
Dillsburg Shopping Center	Dillsburg, PA	—	1,670	16,040	1,309	1,670	17,349	19,019	(3,626)	2014	Jun-11	40 years
Barn Plaza	Doylestown, PA	—	8,780	28,601	1,799	8,780	30,400	39,180	(6,702)	2002	Jun-11	40 years
Pilgrim Gardens	Drexel Hill, PA	—	2,090	4,923	3,151	2,090	8,074	10,164	(1,705)	2014	Jun-11	40 years
Gilbertsville Shopping Center	Gilbertsville, PA	—	1,830	4,306	1,632	1,830	5,938	7,768	(1,829)	2002	Jun-11	40 years
Mount Carmel Plaza	Glenside, PA	—	380	839	62	380	901	1,281	(167)	1975	Jun-11	40 years
Kline Plaza	Harrisburg, PA	—	2,300	13,027	1,440	2,300	14,467	16,767	(5,245)	1952	Jun-11	40 years
New Garden Shopping Center	Kennett Square, PA	(2,682)	2,240	7,580	1,509	2,240	9,089	11,329	(2,677)	2012	Jun-11	40 years
Stone Mill Plaza	Lancaster, PA	—	2,490	12,445	300	2,490	12,745	15,235	(2,855)	2008	Jun-11	40 years
Woodbourne Square	Langhorne, PA	—	1,640	4,171	271	1,640	4,442	6,082	(862)	1984	Jun-11	40 years
North Penn Market Place	Lansdale, PA	—	3,060	5,064	875	3,060	5,939	8,999	(1,012)	1977	Jun-11	40 years
New Holland Shopping Center	New Holland, PA	—	890	3,369	495	890	3,864	4,754	(1,209)	1995	Jun-11	40 years
Village at Newtown	Newtown, PA	—	7,690	37,039	2,178	7,690	39,217	46,907	(6,405)	1989	Jun-11	40 years
Cherry Square	Northampton, PA	—	950	6,805	97	950	6,902	7,852	(2,248)	1989	Jun-11	40 years
Ivyridge	Philadelphia, PA	(13,487)	7,100	20,716	1,470	7,100	22,186	29,286	(3,436)	2006	Jun-11	40 years
Roosevelt Mall	Philadelphia, PA	(48,079)	8,820	87,961	4,558	8,820	92,519	101,339	(18,322)	2011	Jun-11	40 years
Shoppes at Valley Forge	Phoenixville, PA	—	2,010	12,859	595	2,010	13,454	15,464	(3,834)	2003	Jun-11	40 years
Plymouth Plaza	Plymouth Meeting, PA	(4,800)	3,120	5,467	526	3,120	5,993	9,113	(847)	1994	Jun-11	40 years
County Line Plaza	Souderton, PA	—	910	8,213	1,755	910	9,968	10,878	(3,016)	2013	Jun-11	40 years
69th Street Plaza	Upper Darby, PA	—	640	4,362	81	640	4,443	5,083	(1,194)	1994	Jun-11	40 years
Warminster Towne Center	Warminster, PA	(21,800)	4,310	35,284	1,326	4,310	36,610	40,920	(6,820)	1997	Jun-11	40 years
Shops at Prospect	West Hempfield, PA	—	760	6,494	314	760	6,808	7,568	(1,763)	1994	Jun-11	40 years
Whitehall Square	Whitehall, PA	—	4,350	32,773	1,449	4,350	34,222	38,572	(7,623)	2006	Jun-11	40 years
Wilkes-Barre Township Marketplace	Wilkes-Barre , PA	(10,613)	2,180	16,958	1,964	2,180	18,922	21,102	(4,116)	2004	Jun-11	40 years
Hunt River Commons	North Kingstown, RI	—	1,580	15,295	1,021	1,580	16,316	17,896	(4,313)	1989	Jun-11	40 years
Belfair Towne Village	Bluffton, SC	—	4,265	31,441	451	4,265	31,892	36,157	(3,504)	2006	Jun-11	40 years
Milestone Plaza	Greenville, SC	—	2,563	15,562	189	2,563	15,751	18,314	(1,390)	1995	Oct-13	40 years
Circle Center	Hilton Head, SC	—	3,010	5,796	281	3,010	6,077	9,087	(1,395)	2000	Jun-11	40 years
Island Plaza	James Island, SC	—	2,940	8,874	985	2,940	9,859	12,799	(3,201)	2004	Jun-11	40 years
Festival Centre	North Charleston, SC	—	3,630	8,576	5,434	3,630	14,010	17,640	(2,601)	2014	Jun-11	40 years
Remount Village Shopping Center	North Charleston, SC	—	1,040	3,174	87	1,040	3,261	4,301	(1,346)	1996	Jun-11	40 years
Fairview Corners I & II	Simpsonville, SC	—	2,370	16,715	1,781	2,370	18,496	20,866	(3,785)	2003	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Hillcrest	Spartanburg, SC	—	4,190	34,281	4,298	4,190	38,579	42,769	(8,463)	2012	Jun-11	40 years
Shoppes at Hickory Hollow	Antioch, TN	—	3,650	10,684	469	3,650	11,153	14,803	(3,274)	1986	Jun-11	40 years
Congress Crossing	Athens, TN	—	920	7,807	1,517	920	9,324	10,244	(3,058)	2012	Jun-11	40 years
East Ridge Crossing	Chattanooga , TN	(3,416)	1,230	4,031	125	1,230	4,156	5,386	(1,110)	1999	Jun-11	40 years
Watson Glen Shopping Center	Franklin, TN	(12,555)	5,220	13,476	2,153	5,220	15,629	20,849	(3,776)	2014	Jun-11	40 years
Williamson Square	Franklin, TN	(17,440)	7,730	22,525	6,035	7,730	28,560	36,290	(7,392)	2014	Jun-11	40 years
Greensboro Village	Gallatin, TN	(8,754)	1,503	13,415	127	1,503	13,542	15,045	(1,443)	2005	Oct-13	40 years
Greeneville Commons	Greeneville, TN	—	2,880	13,331	363	2,880	13,694	16,574	(5,296)	2002	Jun-11	40 years
Oakwood Commons	Hermitage, TN	(14,316)	6,840	17,887	2,881	6,840	20,768	27,608	(5,499)	2005	Jun-11	40 years
Kimball Crossing	Kimball, TN	—	1,860	18,494	779	1,860	19,273	21,133	(6,652)	2007	Jun-11	40 years
Kingston Overlook	Knoxville, TN	(5,760)	2,060	5,789	1,299	2,060	7,088	9,148	(1,531)	2014	Jun-11	40 years
Farrar Place	Manchester, TN	(1,438)	470	2,760	191	470	2,951	3,421	(1,051)	1989	Jun-11	40 years
The Commons at Wolfcreek	Memphis, TN	—	22,530	53,863	13,176	23,240	66,329	89,569	(13,016)	2014	Jun-11	40 years
Georgetown Square	Murfreesboro, TN	(5,912)	3,250	7,424	1,768	3,716	8,726	12,442	(2,079)	2003	Jun-11	40 years
Nashboro Village	Nashville, TN	—	2,243	11,595	177	2,243	11,772	14,015	(1,396)	1998	Oct-13	40 years
Commerce Central	Tullahoma, TN	(6,792)	1,240	12,143	311	1,240	12,454	13,694	(4,478)	1995	Jun-11	40 years
Merchant's Central	Winchester, TN	—	1,480	11,930	315	1,480	12,245	13,725	(3,516)	1997	Jun-11	40 years
Palm Plaza	Aransas, TX	(1,613)	680	2,232	297	680	2,529	3,209	(813)	2002	Jun-11	40 years
Bardin Place Center	Arlington, TX	(28,894)	10,690	31,061	2,618	10,690	33,679	44,369	(5,768)	2014	Jun-11	40 years
Parmer Crossing	Austin, TX	(6,506)	3,730	10,267	1,149	3,730	11,416	15,146	(2,762)	2004	Jun-11	40 years
Baytown Shopping Center	Baytown, TX	(4,839)	3,410	6,580	231	3,410	6,811	10,221	(2,256)	1987	Jun-11	40 years
Cedar Bellaire	Bellaire, TX	(2,799)	2,760	4,180	96	2,760	4,276	7,036	(856)	1994	Jun-11	40 years
El Camino	Bellaire, TX	(2,097)	1,320	3,745	100	1,320	3,845	5,165	(1,237)	2008	Jun-11	40 years
Bryan Square	Bryan, TX	(1,633)	820	2,358	90	820	2,448	3,268	(756)	2008	Jun-11	40 years
Townshire	Bryan, TX	—	1,790	6,399	635	1,790	7,034	8,824	(1,882)	2002	Jun-11	40 years
Plantation Plaza	Clute, TX	—	1,090	7,207	126	1,090	7,333	8,423	(2,275)	1997	Jun-11	40 years
Central Station	College Station, TX	(11,518)	4,340	21,256	1,770	4,340	23,026	27,366	(4,404)	2012	Jun-11	40 years
Rock Prairie Crossing	College Station, TX	(10,498)	2,401	13,463	88	2,401	13,551	15,952	(3,436)	2002	Jun-11	40 years
Carmel Village	Corpus Christi, TX	(2,643)	1,900	4,383	412	1,900	4,795	6,695	(1,261)	1993	Jun-11	40 years
Five Points	Corpus Christi, TX	—	2,760	16,703	11,195	2,760	27,898	30,658	(4,718)	2014	Jun-11	40 years
Claremont Village	Dallas, TX	(2,151)	1,700	2,994	105	1,700	3,099	4,799	(1,525)	1976	Jun-11	40 years
Jeff Davis	Dallas, TX	(2,742)	1,390	3,481	243	1,390	3,724	5,114	(1,248)	1975	Jun-11	40 years
Stevens Park Village	Dallas, TX	(2,332)	1,270	2,370	1,332	1,270	3,702	4,972	(799)	1974	Jun-11	40 years
Webb Royal	Dallas, TX	(4,248)	2,470	4,833	761	2,470	5,594	8,064	(1,621)	1992	Jun-11	40 years
Wynnewood Village	Dallas, TX	(15,820)	14,770	40,853	2,060	14,770	42,913	57,683	(9,664)	2006	Jun-11	40 years
Parktown	Deer Park, TX	(4,664)	2,790	7,077	458	2,790	7,535	10,325	(2,846)	1999	Jun-11	40 years
Kenworthy Crossing	El Paso, TX	—	2,370	5,471	171	2,370	5,642	8,012	(1,259)	2003	Jun-11	40 years
Preston Ridge	Frisco, TX	—	25,820	124,470	5,463	25,820	129,933	155,753	(26,011)	2013	Jun-11	40 years
Forest Hills	Ft. Worth, TX	(1,936)	1,220	2,779	70	1,220	2,849	4,069	(1,115)	1968	Jun-11	40 years
Ridglea Plaza	Ft. Worth, TX	(8,334)	2,770	16,161	347	2,770	16,508	19,278	(4,724)	1990	Jun-11	40 years
Trinity Commons	Ft. Worth, TX	(16,132)	5,780	26,133	1,712	5,780	27,845	33,625	(6,231)	1998	Jun-11	40 years
Village Plaza	Garland, TX	(4,302)	3,230	6,543	870	3,230	7,413	10,643	(1,801)	2002	Jun-11	40 years
North Hills Village	Haltom City, TX	(602)	940	2,437	114	940	2,551	3,491	(806)	1998	Jun-11	40 years
Highland Village Town Center	Highland Village, TX	(4,732)	3,370	7,281	130	3,370	7,411	10,781	(2,551)	1996	Jun-11	40 years
Bay Forest	Houston, TX	(3,809)	1,500	6,546	87	1,500	6,633	8,133	(1,975)	2004	Jun-11	40 years
Beltway South	Houston, TX	—	3,340	9,666	402	3,340	10,068	13,408	(2,202)	1998	Jun-11	40 years
Braes Heights	Houston, TX	(6,530)	1,700	15,040	778	1,700	15,818	17,518	(2,798)	2003	Jun-11	40 years
Braes Link	Houston, TX	—	850	6,479	165	850	6,644	7,494	(1,034)	1999	Jun-11	40 years
Braes Oaks	Houston, TX	(1,749)	1,310	3,749	166	1,310	3,915	5,225	(797)	1992	Jun-11	40 years
Braesgate	Houston, TX	—	1,570	2,738	107	1,570	2,845	4,415	(1,279)	1997	Jun-11	40 years
Broadway	Houston, TX	(3,226)	1,720	5,444	588	1,720	6,032	7,752	(1,668)	2006	Jun-11	40 years
Clear Lake Camino South	Houston, TX	(6,560)	3,320	12,118	226	3,320	12,344	15,664	(2,781)	2004	Jun-11	40 years
Hearthstone Corners	Houston, TX	—	5,240	13,836	812	5,240	14,648	19,888	(4,431)	1998	Jun-11	40 years
Inwood Forest	Houston, TX	—	1,440	4,010	373	1,440	4,383	5,823	(1,219)	1997	Jun-11	40 years

					Cost Capitalized	Gross Amount at Which Carried						Life on Which
			Initial Cost to Company		Subsequent to	at the Close of the Period						Depreciated -
				Building &	Acquisition		Building &		Accumulated	Year	Date	Latest Income
Description		Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Constructed (1)	Acquired	Statement
Jester Village	Houston, TX	—	1,380	4,459	346	1,380	4,805	6,185	(829)	1988	Jun-11	40 years
Jones Plaza	Houston, TX	—	2,110	9,724	174	2,110	9,898	12,008	(1,471)	2000	Jun-11	40 years
Jones Square	Houston, TX	—	3,210	10,614	165	3,210	10,779	13,989	(3,085)	1999	Jun-11	40 years
Maplewood Mall	Houston, TX	(3,498)	1,790	5,514	247	1,790	5,761	7,551	(1,890)	2004	Jun-11	40 years
Merchants Park	Houston, TX	(16,403)	6,580	31,494	2,610	6,580	34,104	40,684	(7,045)	2009	Jun-11	40 years
Northgate	Houston, TX	(1,244)	740	1,320	223	740	1,543	2,283	(413)	1972	Jun-11	40 years
Northshore	Houston, TX	(13,242)	5,970	22,436	1,901	5,970	24,337	30,307	(5,530)	2001	Jun-11	40 years
Northtown Plaza	Houston, TX	(9,947)	4,990	17,414	1,509	4,990	18,923	23,913	(3,687)	1990	Jun-11	40 years
Northwood	Houston, TX	—	2,730	10,079	842	2,730	10,921	13,651	(2,972)	1972	Jun-11	40 years
Orange Grove	Houston, TX	—	3,670	15,490	473	3,670	15,963	19,633	(4,720)	2005	Jun-11	40 years
Pinemont Shopping Center	Houston, TX	—	1,673	4,587	4	1,673	4,591	6,264	(2,094)	1999	Jun-11	40 years
Royal Oaks Village	Houston, TX	(22,630)	4,620	29,397	498	4,620	29,895	34,515	(5,675)	2001	Jun-11	40 years
Tanglewilde	Houston, TX	(3,871)	1,620	7,088	368	1,620	7,456	9,076	(1,783)	1998	Jun-11	40 years
Westheimer Commons	Houston, TX	—	5,160	12,181	3,906	5,160	16,087	21,247	(4,164)	2012	Jun-11	40 years
Crossing at Fry Road	Katy, TX	—	6,030	19,659	564	6,030	20,223	26,253	(5,369)	2005	Jun-11	40 years
Washington Square	Kaufman, TX	(1,183)	880	2,016	236	880	2,252	3,132	(736)	1978	Jun-11	40 years
Jefferson Park	Mount Pleasant, TX	(2,957)	870	4,957	454	870	5,411	6,281	(1,756)	2001	Jun-11	40 years
Winwood Town Center	Odessa, TX	—	2,850	28,257	1,250	2,850	29,507	32,357	(7,729)	2002	Jun-11	40 years
Crossroads Center	Pasadena, TX	(8,064)	4,660	11,115	336	4,660	11,451	16,111	(3,165)	1997	Jun-11	40 years
Spencer Square	Pasadena, TX	(11,735)	5,360	19,422	568	5,360	19,990	25,350	(4,795)	1998	Jun-11	40 years
Pearland Plaza	Pearland, TX	—	3,020	8,461	984	3,020	9,445	12,465	(2,402)	1995	Jun-11	40 years
Market Plaza	Plano, TX	(9,640)	6,380	20,195	749	6,380	20,944	27,324	(5,007)	2002	Jun-11	40 years
Preston Park	Plano, TX	—	7,503	77,876	1,759	7,503	79,635	87,138	(7,839)	1985	Oct-13	40 years
Northshore Plaza	Portland, TX	—	3,510	8,396	371	3,510	8,767	12,277	(3,221)	2000	Jun-11	40 years
Klein Square	Spring, TX	(4,276)	1,220	6,806	790	1,220	7,596	8,816	(1,465)	1999	Jun-11	40 years
Keegan's Meadow	Stafford, TX	—	3,300	9,834	938	3,300	10,772	14,072	(2,740)	1999	Jun-11	40 years
Texas City Bay	Texas City, TX	(7,968)	3,780	15,378	626	3,780	16,004	19,784	(3,446)	2005	Jun-11	40 years
Windvale	The Woodlands, TX	(5,705)	3,460	9,323	531	3,460	9,854	13,314	(1,896)	2002	Jun-11	40 years
The Centre at Navarro	Victoria, TX	(3,475)	1,490	7,007	64	1,490	7,071	8,561	(1,387)	2005	Jun-11	40 years
Spradlin Farm	Christiansburg, VA	(16,919)	3,860	22,470	726	3,860	23,196	27,056	(5,347)	2000	Jun-11	40 years
Culpeper Town Square	Culpeper, VA	—	3,200	9,083	834	3,200	9,917	13,117	(3,015)	1999	Jun-11	40 years
Hanover Square	Mechanicsville, VA	—	3,540	15,964	1,005	3,540	16,969	20,509	(3,763)	1991	Jun-11	40 years
Jefferson Green	Newport News, VA	—	1,430	7,487	947	1,430	8,434	9,864	(1,817)	1988	Jun-11	40 years
Tuckernuck Square	Richmond, VA	—	2,400	9,295	534	2,400	9,829	12,229	(1,653)	1994	Jun-11	40 years
Cave Spring Corners	Roanoke, VA	(9,631)	3,060	11,178	261	3,060	11,439	14,499	(3,321)	2005	Jun-11	40 years
Hunting Hills	Roanoke, VA	—	1,150	7,433	2,098	1,150	9,531	10,681	(1,729)	2014	Jun-11	40 years
Valley Commons	Salem , VA	(2,143)	220	1,067	123	220	1,190	1,410	(185)	1988	Jun-11	40 years
Lake Drive Plaza	Vinton, VA	(7,703)	2,330	12,481	408	2,330	12,889	15,219	(3,611)	2008	Jun-11	40 years
Hilltop Plaza	Virginia Beach, VA	—	5,154	21,428	1,946	5,154	23,374	28,528	(4,767)	2010	Jun-11	40 years
Ridgeview Centre	Wise, VA	(5,189)	2,080	8,053	1,670	2,080	9,723	11,803	(1,821)	2014	Jun-11	40 years
Rutland Plaza	Rutland, VT	(14,004)	2,130	20,904	454	2,130	21,358	23,488	(4,815)	1997	Jun-11	40 years
Fitchburg Ridge Shopping Ctr	Fitchburg, WI	—	1,440	3,669	100	1,440	3,769	5,209	(978)	2003	Jun-11	40 years
Spring Mall	Greenfield, WI	(11,880)	2,540	15,864	460	2,540	16,324	18,864	(3,104)	2003	Jun-11	40 years
Mequon Pavilions	Mequon, WI	(23,860)	7,520	28,543	4,567	7,520	33,110	40,630	(5,670)	2014	Jun-11	40 years
Moorland Square Shopping Ctr	New Berlin, WI	—	2,080	9,121	789	2,080	9,910	11,990	(2,739)	1990	Jun-11	40 years
Paradise Pavilion	West Bend, WI	(12,525)	1,510	15,618	698	1,510	16,316	17,826	(4,600)	2000	Jun-11	40 years
Moundsville Plaza	Moundsville, WV	—	1,650	10,208	865	1,650	11,073	12,723	(3,632)	2004	Jun-11	40 years
Grand Central Plaza	Parkersburg, WV	—	670	5,704	183	670	5,887	6,557	(1,222)	1986	Jun-11	40 years
Various	Various	—	5,384	—	7,141	6,822	5,703	12,525	(724)
		$(2,226,763)	$1,982,745	$8,177,576	$772,529	$2,011,947	$8,920,903	$10,932,850	$(1,880,685)

(1) Year of most recent anchor space repositioning/redevelopment or year built if no anchor space repositioning/redevelopment has occurred.

The aggregate cost for Federal income tax purposes was approximately $11.7 billion at December 31, 2015.

	Year Ending December 31,
	2015	2014	2013
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of period	$10,802,249	$10,837,728	$9,894,426
Acquisitions and improvements	252,242	215,934	1,113,069
Real estate held for sale	—	—	(6,364)
Impairment of real estate	—	—	(46,653)
Cost of property sold	(51,264)	(186,427)	(65,976)
Write-off of assets no longer in service	(70,377)	(64,986)	(50,774)
Balance at end of period	$10,932,850	$10,802,249	$10,837,728

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of period	$1,549,234	$1,190,170	$796,296
Depreciation expense	396,380	429,639	443,880
Property sold	(7,034)	(27,554)	(10,916)
Write-off of assets no longer in service	(57,895)	(43,021)	(39,090)
Balance at end of period	1,880,685	1,549,234	1,190,170