Form 10-Q
period 2016-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2016-04-26
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 1, 2016, Brixmor Property Group Inc. had 299,257,744 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of March 31, 2016, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, approximately 98.2% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the Company’s management collectively owned the remaining 1.8% interest in the Operating Partnership.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2015, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors include (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) the attractiveness of properties in our Portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; (5) in the case of percentage rents, our tenants’ sales volumes; (6) competition from other available properties; (7) changes in market rental rates; (8) changes in the regional demographics of our properties; (9) litigation and governmental investigations following the completion of the recent Audit Committee review described under “Part 1. Business-Recent Developments” in our annual report on Form 10-K for the fiscal year ended December 31, 2015; and (10) the impact of the Audit Committee review and related management changes on our access to the capital markets and our cost of capital. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2016	December 31, 2015
Assets
Real estate
Land	$2,012,905	$2,011,947
Buildings and improvements	8,934,306	8,920,903
	10,947,211	10,932,850
Accumulated depreciation and amortization	(1,957,169)	(1,880,685)
Real estate, net	8,990,042	9,052,165

Investments in and advances to unconsolidated joint ventures	5,023	5,019
Cash and cash equivalents	105,822	69,528
Restricted cash	44,211	41,462
Marketable securities	23,166	23,001
Receivables, net of allowance for doubtful accounts of $16,884 and $16,587	169,898	180,486
Deferred charges and prepaid expenses, net	109,813	109,149
Other assets	17,283	17,197
Total assets	$9,465,258	$9,498,007

Liabilities
Debt obligations, net	$6,007,397	$5,974,266
Accounts payable, accrued expenses and other liabilities	552,785	603,439
Total liabilities	6,560,182	6,577,705

Commitments and contingencies (Note 11)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 299,247,744 and 299,138,450 shares outstanding	2,992	2,991
Additional paid in capital	3,266,119	3,270,246
Accumulated other comprehensive loss	(2,448)	(2,509)
Distributions in excess of net income	(413,445)	(400,945)
Total stockholders’ equity	2,853,218	2,869,783
Non-controlling interests	51,858	50,519
Total equity	2,905,076	2,920,302
Total liabilities and equity	$9,465,258	$9,498,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2016	2015
Revenues
Rental income	$251,146	$243,570
Expense reimbursements	69,712	69,754
Other revenues	2,246	1,969
Total revenues	323,104	315,293

Operating expenses
Operating costs	35,051	35,160
Real estate taxes	44,391	44,189
Depreciation and amortization	100,479	108,544
Provision for doubtful accounts	2,740	2,495
Impairment of real estate assets	—	807
General and administrative	20,724	30,715
Total operating expenses	203,385	221,910

Other income (expense)
Dividends and interest	73	94
Interest expense	(57,443)	(62,564)
Gain on extinguishment of debt, net	—	292
Other	(907)	(184)
Total other expense	(58,277)	(62,362)

Income before equity in income of unconsolidated joint ventures	61,442	31,021
Equity in income of unconsolidated joint ventures	107	115

Net income	61,549	31,136

Net income attributable to non-controlling interests	(1,072)	(713)

Net income attributable to common stockholders	$60,477	$30,423
Per common share:
Income from continuing operations:
Basic	$0.20	$0.10
Diluted	$0.20	$0.10
Net income attributable to common stockholders:
Basic	$0.20	$0.10
Diluted	$0.20	$0.10
Weighted average shares:
Basic	299,180	296,189
Diluted	299,379	297,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2016	2015
Net income	$61,549	$31,136
Other comprehensive income (loss)
Unrealized loss on interest rate hedges	(43)	(2,437)
Unrealized gain on marketable securities	104	34
Total other comprehensive income (loss)	61	(2,403)
Comprehensive income	61,610	28,733
Comprehensive income attributable to non-controlling interests	(1,072)	(713)
Comprehensive income attributable to the Company	$60,538	$28,020
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income/Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2015	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303
Common stock dividends ($0.225 per common share)	—	—	—	—	(67,533)	—	(67,533)
Distributions to non-controlling interests	—	—	—	—	—	(1,328)	(1,328)
Equity based compensation expense	—	—	12,654	—	—	297	12,951
Issuance of common stock and OP Units	29	—	(743)	—	—	765	22
Other comprehensive loss	—	—	—	(2,403)	—	—	(2,403)
Conversion of Operating Partnership units into common stock	1,903	19	19,601	—	—	(19,620)	—
Shared-based awards retained for taxes	—	—	(430)	—	—	—	(430)
Net income	—	—	—	—	30,423	713	31,136
Ending balance, March 31, 2015	298,484	$2,985	$3,255,023	$(6,838)	$(355,872)	$57,420	$2,952,718

Beginning balance, January 1, 2016	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302
Common stock dividends ($0.245 per common share)	—	—	—	—	(72,977)	—	(72,977)
Distributions to non-controlling interests	—	—	—	—	—	(1,322)	(1,322)
Equity based compensation benefit	—	—	(1,555)	—	—	(27)	(1,582)
Issuance of common stock and OP Units	77	1	(1,407)	—	—	1,616	210
Other comprehensive income	—	—	—	61	—	—	61
Shared-based awards retained for taxes	—	—	(1,165)	—	—	—	(1,165)
Net income	—	—	—	—	60,477	1,072	61,549
Ending balance, March 31, 2016	299,215	$2,992	$3,266,119	$(2,448)	$(413,445)	$51,858	$2,905,076
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$61,549	$31,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,479	108,544
Debt premium and discount amortization	(4,066)	(5,048)
Deferred financing cost amortization	1,937	2,048
Above- and below-market lease intangible amortization	(11,018)	(13,530)
Provisions for impairment	—	807
Equity based compensation	(1,582)	12,951
Other	231	49
Gain on extinguishment of debt, net	—	(297)
Changes in operating assets and liabilities:
Restricted cash	(2,113)	(6,845)
Receivables	10,589	3,675
Deferred charges and prepaid expenses	(5,310)	(2,608)
Other assets	84	(268)
Accounts payable, accrued expenses and other liabilities	(36,778)	(17,677)
Net cash provided by operating activities	114,002	112,937

Investing activities:
Improvements to and investments in real estate assets	(36,340)	(40,411)
Proceeds from sales of real estate assets	—	9,918
Change in restricted cash attributable to investing activities	(636)	(1,678)
Purchase of marketable securities	(6,893)	(4,200)
Proceeds from sale of marketable securities	6,810	4,499
Net cash used in investing activities	(37,059)	(31,872)

Financing activities:
Repayment of debt obligations and financing liabilities	(4,740)	(158,568)
Repayment of borrowings under unsecured revolving credit facility	—	(682,475)
Proceeds from borrowings under unsecured revolving credit facility	40,000	163,000
Proceeds from unsecured term loan and notes	—	695,156
Deferred financing costs	—	(1,899)
Distributions to common stockholders	(73,447)	(66,750)
Distributions to non-controlling interests	(1,297)	(21,611)
Repurchase of common shares in conjunction with equity award plans	(1,165)	(329)
Net cash used in financing activities	(40,649)	(73,476)

Change in cash and cash equivalents	36,294	7,589
Cash and cash equivalents at beginning of period	69,528	60,595
Cash and cash equivalents at end of period	$105,822	$68,184

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $587 and $656	$68,088	$61,355
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2016	December 31, 2015
Assets
Real estate
Land	$2,012,905	$2,011,947
Buildings and improvements	8,934,306	8,920,903
	10,947,211	10,932,850
Accumulated depreciation and amortization	(1,957,169)	(1,880,685)
Real estate, net	8,990,042	9,052,165

Investments in and advances to unconsolidated joint ventures	5,023	5,019
Cash and cash equivalents	105,786	69,506
Restricted cash	44,211	41,462
Marketable securities	22,951	22,791
Receivables, net of allowance for doubtful accounts of $16,884 and $16,587	169,898	180,486
Deferred charges and prepaid expenses, net	109,813	109,149
Other assets	17,283	17,197
Total assets	$9,465,007	$9,497,775

Liabilities
Debt obligations, net	$6,007,397	$5,974,266
Accounts payable, accrued expenses and other liabilities	552,785	603,439
Total liabilities	6,560,182	6,577,705

Commitments and contingencies (Note 11)

Capital
Partnership common units: 304,601,693 and 304,366,215 units outstanding	2,907,264	2,922,565
Accumulated other comprehensive loss	(2,439)	(2,495)
Total capital	2,904,825	2,920,070
Total liabilities and capital	$9,465,007	$9,497,775
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit data)
	Three Months Ended March 31,
	2016	2015
Revenues
Rental income	$251,146	$243,570
Expense reimbursements	69,712	69,754
Other revenues	2,246	1,969
Total revenues	323,104	315,293

Operating expenses
Operating costs	35,051	35,160
Real estate taxes	44,391	44,189
Depreciation and amortization	100,479	108,544
Provision for doubtful accounts	2,740	2,495
Impairment of real estate assets	—	807
General and administrative	20,724	30,715
Total operating expenses	203,385	221,910

Other income (expense)
Dividends and interest	73	94
Interest expense	(57,443)	(62,564)
Gain on extinguishment of debt, net	—	292
Other	(907)	(184)
Total other expense	(58,277)	(62,362)

Income before equity in income of unconsolidated joint ventures	61,442	31,021
Equity in income of unconsolidated joint ventures	107	115

Net income attributable to Brixmor Operating Partnership LP	$61,549	$31,136
Per common unit:
Income from continuing operations:
Basic	$0.20	$0.10
Diluted	$0.20	$0.10
Net income attributable to partnership common units:
Basic	$0.20	$0.10
Diluted	$0.20	$0.10
Weighted average number of partnership common units:
Basic	304,483	303,131
Diluted	304,682	304,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2016	2015
Net income	$61,549	$31,136
Other comprehensive income (loss)
Unrealized loss on interest rate hedges	(43)	(2,437)
Unrealized gain on marketable securities	99	31
Total other comprehensive income (loss)	56	(2,406)
Comprehensive income attributable to Brixmor Operating Partnership LP	$61,605	$28,730
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Loss	Total
Beginning balance, January 1, 2015	$2,984,381	$(4,425)	$2,979,956
Distributions to partners	(68,763)	—	(68,763)
Equity based compensation expense	12,951	—	12,951
Other comprehensive loss	—	(2,406)	(2,406)
Issuance of OP Units	22	—	22
Share-based awards retained for taxes	(430)	—	(430)
Net income	31,136	—	31,136
Ending balance, March 31, 2015	$2,959,297	$(6,831)	$2,952,466

Beginning balance, January 1, 2016	$2,922,565	$(2,495)	$2,920,070
Distributions to partners	(74,313)	—	(74,313)
Equity based compensation benefit	(1,582)	—	(1,582)
Other comprehensive income	—	56	56
Issuance of OP Units	210	—	210
Share-based awards retained for taxes	(1,165)	—	(1,165)
Net income	61,549	—	61,549
Ending balance, March 31, 2016	$2,907,264	$(2,439)	$2,904,825
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$61,549	$31,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,479	108,544
Debt premium and discount amortization	(4,066)	(5,048)
Deferred financing cost amortization	1,937	2,048
Above- and below-market lease intangible amortization	(11,018)	(13,530)
Provisions for impairment	—	807
Equity based compensation	(1,582)	12,951
Other	231	49
Gain on extinguishment of debt, net	—	(297)
Changes in operating assets and liabilities:
Restricted cash	(2,113)	(6,845)
Receivables	10,589	3,675
Deferred charges and prepaid expenses	(5,310)	(2,608)
Other assets	84	(268)
Accounts payable, accrued expenses and other liabilities	(36,780)	(17,670)
Net cash provided by operating activities	114,000	112,944

Investing activities:
Improvements to and investments in real estate assets	(36,340)	(40,411)
Proceeds from sales of real estate assets	—	9,918
Change in restricted cash attributable to investing activities	(636)	(1,675)
Purchase of marketable securities	(6,884)	(4,200)
Proceeds from sale of marketable securities	6,810	4,499
Net cash used in investing activities	(37,050)	(31,869)

Financing activities:
Repayment of debt obligations and financing liabilities	(4,740)	(158,568)
Repayment of borrowings under unsecured revolving credit facility	—	(682,475)
Proceeds from borrowings under unsecured revolving credit facility	40,000	163,000
Proceeds from unsecured term loan and notes	—	695,156
Deferred financing costs	—	(1,899)
Partner distributions	(75,930)	(68,722)
Distributions to non-controlling interests	—	(19,870)
Net cash used in financing activities	(40,670)	(73,378)

Change in cash and cash equivalents	36,280	7,697
Cash and cash equivalents at beginning of period	69,506	60,450
Cash and cash equivalents at end of period	$105,786	$68,147

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $587 and $656	$68,088	$61,355
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

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2015 and accompanying notes included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016.

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

Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2016 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2016 through the date the financial statements were issued, except as follows. On April 12, 2016, the Company’s Board of Directors appointed James M. Taylor to serve as the Company’s new Chief Executive Officer and President, effective May 20, 2016. Mr. Taylor will succeed Daniel B. Hurwitz, who has served as the Company’s interim Chief Executive Officer and President since February 2016. Mr. Hurwitz will continue to serve as a member of the Company's Board of Directors. On April 25, 2016, the Company's Board of Directors appointed Angela Aman to serve as the Company's new Chief Financial Officer, effective May 20, 2016. Ms. Aman will succeed Barry Lefkowitz, who has served as the Company's interim Chief Financial Officer since February 2016.

Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended(the “Code”). To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders. It is management’s intention to adhere to these requirements and maintain the Parent Company’s REIT status.

As a REIT, the Parent Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Operating Partnership is organized as a limited partnership and is generally not subject to federal or state income taxes.

BPG Sub also has elected to qualify as a REIT under the Code and is subject to the same tax requirements and tax treatment as the Parent Company. BPG Sub has a taxable REIT subsidiary, and the Parent Company and BPG Sub may in the future elect to treat newly formed subsidiaries as taxable REIT subsidiaries which would be subject to income tax. Taxable REIT subsidiaries may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to United States federal and state income tax at regular corporate tax rates.

The Company has analyzed the tax position taken on income tax returns for the open 2013 through 2015 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2016 and December 31, 2015.

New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the unaudited Condensed Consolidated Financial Statements of the Company.

In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation.” ASU 2015-02 updates to include all reporting entities within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 is effective for public businesses for interim and annual periods beginning after December 15, 2015. This ASU is effective for the Company beginning in the first quarter of the year ended December 31, 2016. The Company has evaluated the impact of the adoption of ASU 2015-02 on its unaudited Condensed Consolidated Financial Statements and have determined under ASU 2015-02 the Operating Partnership is considered a variable interest entity (“VIE”). The Parent Company is the primary beneficiary of the VIE and the Parent Company’s partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU No. 2014-09, as amended by ASU No. 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted for reporting periods beginning after December 15, 2016.  The Company is currently in the process of evaluating the impact the adoption of ASU No. 2014-09 will have on the unaudited Condensed Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2.    Disposals, Discontinued Operations and Assets Held for Sale
During the three months ended March 31, 2016, the Company did not dispose of any shopping centers. The Company had no properties held for sale as of March 31, 2016 or December 31, 2015.

During the three months ended March 31, 2015, the Company disposed of one shopping center for proceeds of $9.9 million resulting in a $0.8 million impairment. The impairment charge was based upon the sales price in the signed contract with the third party buyer, adjusted to reflect associated disposition costs. These inputs are classified as Level 3 of the fair value hierarchy. The results of operations from the disposed shopping center are included in income from continuing operations.

3.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2016	December 31, 2015
Land	$2,012,905	$2,011,947
Buildings and improvements:
Building	7,359,342	7,359,342
Building and tenant improvements	708,327	683,983
Lease intangibles (1)	866,637	877,578
	10,947,211	10,932,850
Accumulated depreciation and amortization (1)	(1,957,169)	(1,880,685)
Total	$8,990,042	$9,052,165

(1)
At March 31, 2016 and December 31, 2015, Lease intangibles consisted of the following: (i) $786.9 million and $796.8 million, respectively, of in-place lease value, (ii) $79.7 million and $80.8 million, respectively, of above-market leases, and (iii) $615.9 million and $606.5 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at March 31, 2016 and December 31, 2015, the Company had intangible liabilities relating to below-market leases of $500.7 million and $505.8 million, respectively, and accumulated amortization of $245.3 million and $237.2 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets, are accreted over the term of each related lease, including any renewal periods, that is considered to be below market.

Net above and below market lease intangible accretion income for the three months ended March 31, 2016 and 2015 was $11.0 million and $13.5 million, respectively. Amortization expense associated with tenant relationships and leases in place for the three months ended March 31, 2016 and 2015 was $18.1 million and $25.1 million, respectively. The estimated net accretion income and amortization expense associated with the Company’s above and below market leases, tenant relationships and leases in place for the next five years are as follows:

Year ending December 31,	Above- and below-market lease accretion, net	Tenant relationships and leases in place amortization
2016 (remaining nine months)	$(25,207)	$41,111
2017	(29,557)	41,560
2018	(26,609)	32,252
2019	(22,303)	25,428
2020	(17,749)	19,160

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

During the three months ended March 31, 2016, the Company acquired two land parcels and one outparcel in or adjacent to existing shopping centers in connection with its repositioning activities at those centers for an aggregate purchase price of $1.2 million. These amounts are included in Improvements to and investments in real estate assets on the Company's unaudited Condensed Consolidated Statement of Cash Flows.

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

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to changes in benchmark interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three months ended March 31, 2016 and 2015, the Company did not enter into any new interest rate swap agreements.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2016 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of March 31, 2016 and December 31, 2015, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2016	December 31, 2015
Gross derivative assets	$—	$—
Gross derivative liabilities	(2,480)	(2,437)
Net derivative liability	$(2,480)	$(2,437)

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

The effective portion of the Company's interest rate swaps that was recorded in the accompanying unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended March 31,
	2016	2015
Unrealized loss on interest rate hedges	$(1,529)	$(4,901)
Amortization of interest rate swaps to interest expense	$1,486	$2,464

The Company estimates that approximately $2.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense through the expiration of the Company's interest rate swaps on October 1, 2016. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2016 and 2015.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2016 and December 31, 2015, the Company did not have any material non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $2.9 million.

5.    Debt Obligations
As of March 31, 2016 and December 31, 2015, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2016	December 31, 2015	Stated Interest Rates	Scheduled Maturity Date
Mortgage and secured loans(1)
Fixed rate mortgage and secured loans(2)	$2,222,023	$2,226,763	4.40% - 8.00%	2016 – 2024
Net unamortized premium	36,284	40,508
Net unamortized debt issuance cost	(1,380)	(1,752)
Total mortgage and secured loans, net	$2,256,927	$2,265,519

Notes payables
Unsecured notes(3)	$1,218,453	$1,218,453	3.85% - 7.97%	2022 - 2029
Net unamortized discount	(4,517)	(4,676)
Net unamortized debt issuance cost	(9,609)	(9,923)
Total notes payable, net	$1,204,327	$1,203,854

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$1,956,000	$1,916,000	1.90%	2017 – 2018
Unsecured Term Loan	600,000	600,000	1.90%	2019
Net unamortized debt issuance cost	(9,857)	(11,107)
Total Unsecured Credit Facility and Term Loan	$2,546,143	$2,504,893

Total debt obligations, net	$6,007,397	$5,974,266

(1)
The Company’s mortgages and secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of March 31, 2016 of approximately $3.3 billion.

(2)	The weighted average interest rate on the Company’s fixed rate mortgage and secured loans was 5.86% as of March 31, 2016.

(3)	The weighted average interest rate on the Company’s unsecured notes was 3.91% as of March 31, 2016.

(4)
The Unsecured Credit Facility (as defined below) consists of a $1.25 billion revolving credit facility and a $1.5 billion term loan facility. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on the $1.5 billion term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 140 basis points.

Pursuant to the terms of an unsecured $600.0 million term loan (the “Term Loan”), a $2.75 billion senior unsecured credit facility (the “Unsecured Credit Facility”) and the 2022 Notes and the 2025 Notes, the Company among other things is subject to maintenance of various financial covenants. The Company is currently in compliance with these covenants.

Debt Maturities
As of March 31, 2016 and December 31, 2015, the Company had accrued interest of $22.5 million and $31.1 million outstanding, respectively. As of March 31, 2016, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2016 (remaining nine months)	$872,960
2017	805,659
2018	1,519,476
2019	620,126
2020	766,577
Thereafter	1,411,678
Total debt maturities	5,996,476
Net unamortized premiums on mortgages	36,284
Net unamortized discount on notes	(4,517)
Net unamortized debt issuance costs	(20,846)
Total debt obligations	$6,007,397

6.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2016		December 31, 2015
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Mortgage and secured loans payable	$2,256,927	$2,363,560	$2,265,519	$2,367,070
Notes payable	1,204,327	1,160,258	1,203,854	1,198,504
Unsecured credit facility and term loan	2,546,143	2,556,000	2,504,893	2,516,000
Total debt obligations	$6,007,397	$6,079,818	$5,974,266	$6,081,574

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

The Company’s marketable securities and interest rate derivatives are measured at fair value on a recurring basis. The fair value of marketable securities are based primarily on publicly traded market values in active markets and are classified accordingly on the fair value hierarchy. See Note 4 for fair value information regarding the Company's interest rate derivatives.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2016
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$23,166	$1,236	$21,930	$—

Liabilities:
Interest rate derivatives	$(2,480)	$—	$(2,480)	$—

	Fair Value Measurements as of December 31, 2015
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$23,001	$1,167	$21,834	$—

Liabilities:
Interest rate derivatives	$(2,437)	$—	$(2,437)	$—

(1)	As of March 31, 2016 and December 31, 2015 marketable securities included less than $0.1 million of net unrealized losses.

The Company’s impairment charges are measured at fair value on a non-recurring basis. See Note 3 for fair value information on the impairment charges.

7. Equity and Capital
ATM
In 2015, the Parent Company entered into an at-the-market equity offering program (“ATM”) through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. There were no shares issued under the ATM for the three months ended March 31, 2016 and the year ended December 31, 2015. As of March 31, 2016 $400.0 million of common stock remained available for issuance under the ATM.

Common Stock
During the three months ended March 31, 2016 and 2015, the Company repurchased 47,444 shares and 12,754 shares respectively, in connection with common shares surrendered to the Company to satisfy statutory minimum tax withholding obligations on the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plans.

Dividends and Distributions
During the three months ended March 31, 2016 and 2015, the Company declared common stock dividends and OP unit distributions of $0.245 per share/unit and $0.225 per share/unit, respectively. As of March 31, 2016 and December 31, 2015, the Company had declared but unpaid common stock dividends and OP unit distributions of $75.3 million and $76.0 million, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
The non-controlling interests presented in these unaudited Condensed Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

As of March 31, 2016, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 98.2% of the outstanding partnership common units of interest in the Operating Partnership (“OP Units”). Certain investments funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) and certain members of the Parent Company’s current and former management collectively owned the remaining 1.8% of the outstanding OP Units. Holders of OP Units (other than the Parent Company, BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of the Parent Company’s common stock or, at the Parent Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by the Parent Company is equivalent to the number of outstanding shares of the Parent Company’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of the Parent Company’s common stockholders.

8. Stock Based Compensation
In 2011 and 2013 prior to the IPO, certain employees of the Company were granted long-term incentive awards which provided them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by the Partnerships, in the form of Class B Units in each of the Partnerships. The awards were granted with service and performance conditions. A portion of the Class B Units were subject to performance conditions which vested on the date that certain funds affiliated with certain of the Company’s pre-IPO owners received cash proceeds resulting in a 15% internal rate of return on their investment in the Company. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the “RSAs”). The RSAs were subject to the same vesting terms as those applicable to the exchanged Class B Units.

During the year ended December 31, 2013, the Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and restricted stock units, OP Units in the Operating Partnership, performance awards and other stock-based awards.

During the three months ended March 31, 2016 and year ended December 31, 2015, the Company granted RSUs in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.4 million and 0.7 million for the three months ended March 31, 2016 and year ended December 31, 2015, respectively, with service periods ranging from one to five years.

During the three months ended March 31, 2016, the Company reversed $2.6 million of previously recognized equity compensation expense as a result of forfeitures in connection with the resignation of several Company executives. During the three months ended March 31, 2015, as a result of certain of the Company’s pre-IPO owners receiving a 15% internal rate of return on their investment becoming probable, the Company recognized $9.9 million of equity based compensation expense as a component of General and administrative expense in the Company's unaudited Condensed Consolidated Statements of Operations. The Company recognized ($1.6) million and $12.9 million of equity based compensation (benefit)/expense for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had $14.7 million of total unrecognized compensation cost related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Computation of Basic Earnings Per Share:
Net income	$61,549	$31,136
Income attributable to non-controlling interests	(1,072)	(713)
Non-forfeitable dividends on unvested restricted shares	(15)	(4)
Net income attributable to the Company’s common stockholders for basic earnings per share	$60,462	$30,419

Weighted average number shares outstanding - basic	299,180	296,189

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.20	$0.10

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$60,462	$30,419

Weighted average shares outstanding - basic	299,180	296,189
Effect of dilutive securities:
Equity awards	199	1,526
Weighted average shares outstanding - diluted (1)	299,379	297,715

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.20	$0.10

(1)	For the three months ended March 31, 2016 and 2015, the weighted average number of vested OP Units outstanding was 5.3 million and 6.9 million, respectively and was not dilutive.

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Computation of Basic Earnings Per Unit:
Net income	$61,549	$31,136
Non-forfeitable dividends on unvested restricted shares	(15)	(4)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$61,534	$31,132

Weighted average number of common units outstanding - basic	304,483	303,131

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income	$0.20	$0.10

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$61,534	$31,132

Weighted average common units outstanding - basic	304,483	303,131
Effect of dilutive securities:
Equity awards	199	1,526
Weighted average common units outstanding - diluted	304,682	304,657

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income	$0.20	$0.10

11.    Commitments and Contingencies
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

On February 8, 2016, the Company issued a press release and filed a Form 8-K reporting the completion of a review by the Audit Committee of the Company's Board of Directors that began after the Company received information in late December 2015 through its established compliance processes. The Audit Committee review led the Board of Directors to conclude that specific Company accounting and financial reporting personnel, in certain instances, were smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth.

As a result of the Audit Committee review and the conclusions reached by the Board of Directors, the Company’s Chief Executive Officer, its President and Chief Financial Officer, its Treasurer and Chief Accounting Officer, and an accounting employee all resigned. Following these resignations the Company appointed a new Interim Chief Executive Officer and President, Interim Chief Financial Officer and Interim Chief Accounting Officer.

Prior to the Company’s February 8, 2016 announcement, the Company voluntarily reported to the SEC the matters described above. The SEC has commenced an investigation with respect to these matters, and the Company is cooperating fully.

On March 31, 2016, the Company and the former officers referenced above were named as defendants in a putative securities class action complaint filed in the United States District Court for the Southern District of New York (the “Court”). The complaint, captioned Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds v. Brixmor Property Group Inc., et al. (Case No. 16-CV-02400 (AT), asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on the facts described in the Company’s February 8, 2016 press release and Form 8-K. Additional securities class action complaints alleging the same or similar facts may be filed in the near future, and the Company expects that all such cases will be consolidated with the existing action pursuant to the Private Securities Litigation Reform Act of 1995. The Company believes it has valid defenses in this action and intends to vigorously defend itself.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the three months ended March 31, 2016 and 2015, the Company recognized rent expense associated with these leases of $1.9 million and $2.5 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2016 (remaining nine months)	$5,353
2017	6,625
2018	6,208
2019	6,056
2020	5,242
Thereafter	81,710
Total minimum annual rental commitments	$111,194

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

12.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates and an unconsolidated joint venture in relation to the leasing and management of its and/or its related parties’ real estate assets.

As of March 31, 2016 and December 31, 2015, there were no material receivables from related parties. As of March 31, 2016 and December 31, 2015 there were no material payables to related parties.

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

Executive Summary
Our Company
We operate the largest wholly-owned portfolio of grocery-anchored community and neighborhood shopping centers in the United States. Our high quality national portfolio is diversified by geography, tenancy and retail format, and our shopping centers are primarily anchored by market-leading grocers. The Parent Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and has maintained such requirements for our taxable year ended December 31, 2015, and expects to satisfy such requirements for subsequent taxable years.

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

Recent Developments
For a discussion of recent events related to a review conducted by our Audit Committee, related management changes, and the risks related thereto, see Item 1 “Business-Recent Developments,” Item 1A “Risk Factors-Risks Related to Recent Events, ” and Item 9A “Controls and Procedures” in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our operating costs include property-related costs, including repairs and maintenance, roof repair, landscaping, parking lot repair, snow removal, utilities, property insurance costs, security, ground rent expense related to ground lease payments for which we are the lessee and various other property related costs. Increases in our operating expenses, to the extent they are not offset by revenue increases, impact our overall performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Portfolio and Financial Highlights

•	As of March 31, 2016, we owned interests in 518 shopping centers (the “Portfolio”), including 517 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•	Billed occupancy for the Portfolio was 90.4% and 90.3% as of March 31, 2016 and 2015, respectively. Leased occupancy for the Portfolio was 92.4% and 92.4% as of March 31, 2016 and 2015, respectively.

•
During the three months ended March 31, 2016, we executed 497 leases in our Portfolio totaling 3.6 million square feet of GLA, including 169 new leases totaling 0.9 million square feet of GLA and 328 renewals totaling 2.7 million square feet of GLA. The average annualized cash base rent (“ABR”) under the new leases increased 34.9% from the prior tenant’s ABR and increased 10.9% for both new and renewal leases on comparable space from the ABR under the prior leases. The average ABR per leased square foot of these new leases in our Portfolio is $14.88 and the average ABR per leased square foot of these new and renewal leases in our Portfolio is $13.35. The average cost per square foot for tenant improvements and leasing commissions for new leases was $21.46 and $2.58, respectively. The average cost per square foot for tenant improvements and leasing commissions for renewal leases was $0.16 and $0.05, respectively.

Results of Operations
The results of operations discussion is combined for the Parent Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
Revenues (in thousands)

	Three Months Ended March 31,
	2016	2015	$ Change
Revenues
Rental income	$251,146	$243,570	$7,576
Expense reimbursements	69,712	69,754	(42)
Other revenues	2,246	1,969	277
Total revenues	$323,104	$315,293	$7,811

Rental income
The increase in rental income for the three months ended March 31, 2016 of $7.6 million, as compared to the corresponding period in 2015, was primarily due to (i) $5.6 million from a bankruptcy settlement of a former tenant, (ii) a $5.1 million increase in ABR, partially offset by (iii) a $2.5 million decrease in revenue from above and below market lease accretion. The ABR increase was driven primarily by contractual rent increases from properties owned as of the end of both reporting periods and for the entirety of both periods as well as an increase in leasing spreads of 10.9% in 2016 and 14.9% in 2015 for both new and renewal leases.

Expense reimbursements
Expense reimbursements remained approximately the same for the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Other revenues
The increase in other revenues for the three months ended March 31, 2016 of $0.3 million, as compared to the corresponding period in 2015, was primarily due to an increase in percentage rent revenue.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2016	2015	$ Change
Operating expenses
Operating costs	$35,051	$35,160	$(109)
Real estate taxes	44,391	44,189	202
Depreciation and amortization	100,479	108,544	(8,065)
Provision for doubtful accounts	2,740	2,495	245
Impairment of real estate assets	—	807	(807)
General and administrative	20,724	30,715	(9,991)
Total operating expenses	$203,385	$221,910	$(18,525)

Operating costs
Operating costs remained approximately the same for the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Real estate taxes
Real estate taxes remained approximately the same for the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended March 31, 2016 of $8.1 million, as compared to the corresponding period in 2015, was primarily due to the run off of purchase accounting intangibles.

Provision for doubtful accounts
The increase in provisions for doubtful accounts for the three months ended March 31, 2016 of $0.2 million, as compared to the corresponding period in 2015, was primarily due to an increase in total revenues.

Impairment of real estate assets
During the three months ended March 31, 2015, we disposed of one shopping center resulting in an impairment of $0.8 million.

General and administrative
The decrease in general and administrative costs for the three months ended March 31, 2016 of $10.0 million, as compared to the corresponding period in 2015, was primarily due to a $14.8 million decrease in equity based compensation expense offset by $3.7 million of legal and consulting expenses related to the Audit Committee review. The decrease in equity based compensation expense was the result of 2015 including $9.9 million of expense associated with the vesting of certain pre-IPO equity awards and 2016 including a benefit of $2.6 million associated with the forfeiture of equity awards in connection with the resignation of several Company executives.

During the three months ended March 31, 2016 and 2015, we capitalized personnel costs of $1.6 million and $1.6 million, respectively, to building and improvements for anchor space repositioning and redevelopment projects and we capitalized leasing costs of $4.1 million and $3.8 million, respectively, to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2016	2015	$ Change
Other income (expense)
Dividends and interest	$73	$94	$(21)
Interest expense	(57,443)	(62,564)	5,121
Gain (loss) on extinguishment of debt, net	—	292	(292)
Other	(907)	(184)	(723)
Total other income (expense)	$(58,277)	$(62,362)	$4,085

Dividends and interest
Dividends and interest remained approximately the same for the three months ended March 31, 2016 as compared to the corresponding period in 2015.

Interest expense
The decrease in interest expense for the three months ended March 31, 2016 of $5.1 million, as compared to the corresponding period in 2015, was primarily due to the 2015 debt repayments of $1.1 billion with a weighted-average interest rate of 5.77%, partially offset by the issuance of $1.2 billion of senior unsecured notes with a weighted average interest rate of 3.86%.

Gain (loss) on extinguishment of debt, net
During the three months ended March 31, 2015, we repaid $151.5 million of mortgages and secured loans, resulting in a $0.3 million net gain on extinguishment of debt.

Other
The increase in other expense, net for the three months ended March 31, 2016 of $0.7 million, as compared to the corresponding period in 2015, was primarily due to $0.8 million of income in 2015 related to the resolution of certain contingencies for disposed properties.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three Months Ended March 31,
	2016	2015	$ Change
Equity in income of unconsolidated joint ventures	$107	$115	$(8)

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained approximately the same for the three months ended March 31, 2016 as compared to the corresponding period in 2015.

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

Our primary expected sources and uses and capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt;

•	asset sales; and

•	issuance of equity securities.

Uses
Short term:

•	leasing costs and tenant improvements allowances;

•	active anchor space repositioning/redevelopments;

•	recurring maintenance capital expenditures;

•	debt repayment requirements;

•	corporate and administrative costs; and

•	dividend/distribution payments.
Long term:

•	major active redevelopments, renovation or expansion programs at individual properties;

•	acquisitions; and

•	debt maturities.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2016	2015
Cash flows provided by operating activities	$114,002	$112,937
Cash flows used in investing activities	$(37,059)	$(31,872)
Cash flows used in financing activities	$(40,649)	$(73,476)

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2016	2015
Cash flows provided by operating activities	$114,000	$112,944
Cash flows used in investing activities	$(37,050)	$(31,869)
Cash flows used in financing activities	$(40,670)	$(73,378)

Operating Activities
Cash and cash equivalents for the Parent Company were $105.8 million and $68.2 million as of March 31, 2016 and 2015, respectively. Cash and cash equivalents for the Operating Partnership were $105.8 million and $68.1 million as of March 31, 2016 and 2015 respectively.

Our net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and tenant expense reimbursements  and cash outflows for property operating expenses, real estate taxes, general and administrative expenses and interest payments.

For the three months ended March 31, 2016, the Company’s net cash flow provided by operating activities increased $1.1 million as compared to the corresponding period in 2015. The increase is primarily due to (i) an increase in net operating income, and (ii) a decrease in interest expense due to a decrease in the weighted average interest rate on outstanding indebtedness, partially offset by (iii) an increase in general and administrative expense due to expenses associated with the Audit Committee review and (iv) a decrease in working capital due to a decrease in accounts payable accrued expenses and other liabilities due to timing of payments, partially offset by an increase in cash flows from restricted cash and receivables.

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

For the three months ended March 31, 2016, the Company’s net cash flow used in investing activities increased $5.2 million as compared to the corresponding period in 2015. The increase was primarily due to (i) a decrease of $9.9 million in proceeds from sales of real estate assets, partially offset by (ii) a decrease of $4.1 million in improvements to and investments in real estate assets and (iii) a decrease of $1.0 million in restricted cash attributable to investing activities.

Improvements to and investments in real estate assets
During the three months ended March 31, 2016 and 2015, the Company expended $36.3 million and $40.4 million, respectively, on improvements to and investments in real estate assets.

Recurring capital expenditures are costs to maintain properties and their common areas including new roofs and paving of parking lots. Recurring capital expenditures per square foot for the three months ended March 31, 2016 and 2015, were $0.01 and $0.03, respectively.

In addition to recurring capital expenditures, we evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning / redevelopment opportunities / outparcel development opportunities. These efforts are tenant-driven and focus on renovating, re-tenanting and repositioning assets. Such initiatives are focused on upgrading our centers with strong, best-in-class anchors and transforming such properties’ overall merchandise mix and tenant quality.  Potential new projects include value-creation opportunities that have been previously identified within the Portfolio, as well as new opportunities created by the lack of meaningful community and neighborhood shopping center development in the United States. We may occasionally seek to acquire non-owned anchor spaces and outparcels at or adjacent to our shopping centers in order to facilitate redevelopment projects. In addition, as we own a vast majority of our anchor spaces greater than 35,000 sq. ft., we have important operational control over the positioning of our shopping centers in the event an anchor ceases to operate and flexibility in working with new and existing anchor tenants as they seek to expand or reposition their stores.

As of March 31, 2016, our anchor space repositioning / redevelopments / outparcel developments in our Portfolio are as follows (dollars in thousands):

	As of March 31, 2016
	Total Projects	Anticipated Cost	Cost Incurred
Anchor space repositioning	27	$111,863	$40,419
Redevelopment	1	7,166	471
Outparcel development	10	18,661	7,954
New development	1	19,229	3,845
Total	39	$156,919	$52,689

Acquisitions of and proceeds from sales of real estate assets
Although we expect that the major drivers of our growth will come from our existing Portfolio, we will continue to evaluate the market for available properties and may acquire shopping centers when we believe strategic opportunities exist. During the three months ended March 31, 2016, we did not acquire any shopping centers.

We may also dispose of properties when we feel growth has been maximized. During the three months ended March 31, 2016, we did not dispose of any shopping centers.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness and prevailing market conditions associated with each source of capital.

For the three months ended March 31, 2016, the Parent Company’s net cash used in financing activities decreased $32.5 million as compared to the corresponding period in 2015. The decrease was primarily due to a $13.6 million net decrease in distributions to stockholders and non-controlling interests and an $18.1 million decrease in debt repayments, net of borrowings.

For the three months ended March 31, 2016, the Operating Partnership’s net cash used in financing activities decreased $32.4 million as compared to the corresponding period in 2014. The decrease was primarily due to a $12.3 million decrease in distributions to partners and non-controlling interests and an $18.1 million decrease in debt repayments, net of borrowings.

We believe our current capital structure provides us with financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have an Unsecured Credit Facility consisting of a $1.5 billion term loan and a $1.25 billion revolving credit facility, with a lending group comprised of financial institutions under which we had $794.0 million of undrawn capacity as of March 31, 2016. We believe we have access to multiple forms of capital, including unsecured corporate level debt, secured mortgage debt, preferred equity and additional credit facilities. We currently have investment grade credit ratings from all three major credit rating agencies. We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, and further expand our unencumbered asset pool.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, we generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for the expansion and renovation of shopping centers in our portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the three months ended March 31, 2016 and 2015 were $74.7 million and $68.5 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.245 per common share and OP Unit for the first quarter of 2016. The dividend was paid on April 15, 2016 to shareholders of record on April 5, 2016. Our Board of Directors declared a quarterly cash dividend of $0.245 per common share and

OP Unit for the second quarter of 2016. The dividend is payable on July 15, 2016 to shareholders of record on July 6, 2016.

Contractual Obligations
Our contractual debt obligations relate to our notes payable, mortgages and secured loans with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers and corporate offices.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of March 31, 2016.

Contractual Obligations	Payment due by period
(in thousands)	2016 (Remaining Nine Months)	2017	2018	2019	2020	Thereafter	Total
Debt (1)	$872,960	$805,659	$1,519,476	$620,126	$766,577	$1,411,678	$5,996,476
Interest payments (2)	163,198	175,126	140,509	110,768	94,206	171,596	855,403
Operating leases	5,353	6,625	6,208	6,056	5,242	81,710	111,194
Total	$1,041,511	$987,410	$1,666,193	$736,950	$866,025	$1,664,984	$6,963,073

(1)	Debt includes scheduled principal amortization and scheduled maturities for mortgages and secured loans, credit facilities and notes payable.

(2)
We incur variable rate interest on $1.9 billion and $600.0 million of debt related to the Unsecured Credit Facility and Term Loan, respectively. The margin associated with Unsecured Credit Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans. The margin on the Unsecured Credit Facility was 1.40% and the all-in rate was 1.90% as of March 31, 2016. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on $1.5 billion of the Unsecured Credit Facility to a fixed, combined interest rate of 0.844% plus an interest spread of 140 basis points. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% and the all-in rate was 1.90% as of March 31, 2016.

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

We present NAREIT FFO as we consider it an important supplemental measure of our operating performance and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. NAREIT FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of financial performance and is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. Non-GAAP financial measures have limitations as they do not include all items of income and expense that affect operations and, accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP. Computation of NAREIT FFO may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to a similarly titled measure presented by such other REITs. Investors are cautioned that items excluded from NAREIT FFO are significant components in understanding and addressing financial performance.

Our reconciliation of Brixmor Property Group Inc.’s net income to NAREIT FFO for the three months ended March 31, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income	$61,549	$31,136
Depreciation and amortization-real estate related-continuing operations	99,685	107,190
Depreciation and amortization-real estate related-unconsolidated joint ventures	25	22
Impairment of operating properties	—	807
NAREIT FFO	161,259	139,155
NAREIT FFO per share/OP Unit - diluted	$0.53	$0.46
Weighted average shares/OP Units outstanding - basic and diluted (1)	304,682	304,670

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
The Parent Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Parent Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and considering the material weakness in internal control over financial reporting disclosed in the Parent Company’s Form 10-K for the year ended December 31, 2015, as referenced below in “Changes in Internal Control over Financial Reporting”, BPG’s principal executive officer, Daniel B. Hurwitz, and principal financial officer, Barry Lefkowitz, concluded that BPG’s disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting, except as follows.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2015, the Audit Committee of the Board of Directors conducted a review that led the Board of Directors to conclude that specific BPG personnel, in certain instances, were directly involved and/or supervised persons directly involved in smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth, an industry non-GAAP financial measure. Also as disclosed in the Company’s Form 10-K for the year ended December 31, 2015, based on the results of the Audit Committee review, the Board of Directors concluded that there was a deficiency in the control environment specifically because the actions identified in the Audit Committee review failed to demonstrate commitment to integrity and ethical values and senior management did not set an appropriate tone at the top. Although the actual amount of financial statement misstatement resulting from these actions was not significant, because of the override of controls that occurred at senior levels of management, the management concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, management determined that this control deficiency constituted a material weakness.

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

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and considering the material weakness in internal control over financial reporting disclosed in the Operating Partnership’s Form 10-K for the year ended December 31, 2015, as referenced below in “Changes in Internal Control over Financial Reporting”, the Operating Partnership’s principal executive officer, Daniel B. Hurwitz, and principal financial officer, Barry Lefkowitz, concluded that the Operating Partnership’s disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting, except as follows.

As disclosed in the Company’s Form 10-K for the year ended December 31, 2015, the Audit Committee of the Board of Directors conducted a review that led the Board of Directors to conclude that specific Operating Partnership personnel, in certain instances, were directly involved and/or supervised persons directly involved in smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth, an industry non-GAAP financial measure. Also as disclosed in the Company’s Form 10-K for the year ended December 31, 2015, based on the results of the Audit Committee review, the Board of Directors concluded that there was a deficiency in the control environment specifically because the actions identified in the Audit Committee review failed to demonstrate commitment to integrity and ethical values and senior management did not set an appropriate tone at the top. Although the actual amount of financial statement misstatement resulting from these actions was not significant, because of the override of controls that occurred at senior levels of management, the management concluded that the potential for material misstatement of the financial statements was more than remote. Accordingly, management determined that this control deficiency constituted a material weakness.

The Operating Partnership has implemented or is evaluating various remedial actions to address the material weakness described above. These actions include the following:

•	certain personnel are no longer employed by the Operating Partnership;

•
the Audit Committee, Board and executives will increase communication and training to employees regarding the ethical values of BPG, requirement to comply with laws, the Code of Conduct and the Operating Partnership’s policies; and

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 11 - Commitments and Contingencies to our unaudited condensed consolidated financial statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2015.

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

Item 6.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Separation Agreement and Release, dated February 7, 2016 by and between Brixmor Property Group Inc. and Michael A. Carroll	8-K	001-36160	2/8/2016	10.1
10.2	Separation Agreement and Release, dated February 5, 2016 by and between Brixmor Property Group Inc. and Michael V. Pappagallo	8-K	001-36160	2/8/2016	10.2
10.3	Separation Agreement and release, dated February 7, 2016 by and between Brixmor Property Group Inc. and Steven A. Splain	8-K	001-36160	2/16/2016	10.3
10.4	Employment Agreement, dated February 12, 2016 by and between Brixmor Property Group Inc. and Daniel B. Hurwitz	8-K	001-36160	2/16/2016	10.2
10.5	Employment Agreement, dated February 12, 2016, by and between Brixmor Property Group Inc. and Barry Lefkowitz	8-K	001-36160	2/16/2016	10.1
10.6	Form of Restricted Stock Unit Agreement	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Section 13(r) Disclosure	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: April 26, 2016	By:	/s/Daniel B. Hurwitz
Daniel B. Hurwitz
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date: April 26, 2016	By:	/s/Barry Lefkowitz
Barry Lefkowitz
Interim Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2016	By:	/s/Michael Cathers
Michael Cathers
Interim Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: April 26, 2016	By:	/s/Daniel B. Hurwitz
Daniel B. Hurwitz
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date: April 26, 2016	By:	/s/Barry Lefkowitz
Barry Lefkowitz
Interim Chief Financial Officer
(Principal Financial Officer)

Date: April 26, 2016	By:	/s/Michael Cathers
Michael Cathers
Interim Chief Accounting Officer
(Principal Accounting Officer)