Form 10-Q
period 2016-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2016-07-25
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 1, 2016, Brixmor Property Group Inc. had 301,098,930 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of June 30, 2016, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, approximately 98.8% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain investments funds affiliated with The Blackstone Group L.P. and certain current and former members of the Company’s management collectively owned the remaining 1.2% interest in the Operating Partnership.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2015, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors include (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) the attractiveness of properties in our Portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; (5) in the case of percentage rents, our tenants’ sales volumes; (6) competition from other available properties; (7) changes in market rental rates; (8) changes in the regional demographics of our properties; and (9) litigation and governmental investigations following the completion of the recent Audit Committee review described under “Part 1. Business-Recent Developments” in our annual report on Form 10-K for the fiscal year ended December 31, 2015. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2016	December 31, 2015
Assets
Real estate
Land	$2,010,074	$2,011,947
Buildings and improvements	8,953,635	8,920,903
	10,963,709	10,932,850
Accumulated depreciation and amortization	(2,034,045)	(1,880,685)
Real estate, net	8,929,664	9,052,165

Investments in and advances to unconsolidated joint ventures	5,028	5,019
Cash and cash equivalents	114,272	69,528
Restricted cash	47,861	41,462
Marketable securities	28,752	23,001
Receivables, net of allowance for doubtful accounts of $16,166 and $16,587	169,824	180,486
Deferred charges and prepaid expenses, net	115,266	109,149
Other assets	17,122	17,197
Total assets	$9,427,789	$9,498,007

Liabilities
Debt obligations, net	$5,966,533	$5,974,266
Accounts payable, accrued expenses and other liabilities	560,215	603,439
Total liabilities	6,526,748	6,577,705

Commitments and contingencies (Note 12)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 301,098,930 and 299,138,450 shares outstanding	3,011	2,991
Additional paid in capital	3,287,330	3,270,246
Accumulated other comprehensive loss	(1,281)	(2,509)
Distributions in excess of net income	(423,018)	(400,945)
Total stockholders’ equity	2,866,042	2,869,783
Non-controlling interests	34,999	50,519
Total equity	2,901,041	2,920,302
Total liabilities and equity	$9,427,789	$9,498,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental income	$245,575	$244,030	$496,721	$487,600
Expense reimbursements	61,763	65,512	131,475	135,266
Other revenues	2,719	2,569	4,965	4,538
Total revenues	310,057	312,111	633,161	627,404

Operating expenses
Operating costs	31,415	30,667	66,466	65,827
Real estate taxes	38,683	43,974	83,074	88,163
Depreciation and amortization	95,818	104,441	196,297	212,985
Provision for doubtful accounts	1,621	2,525	4,361	5,020
Impairment of real estate assets	—	—	—	807
General and administrative	27,198	20,285	47,922	51,000
Total operating expenses	194,735	201,892	398,120	423,802

Other income (expense)
Dividends and interest	319	90	392	184
Interest expense	(56,184)	(62,158)	(113,627)	(124,722)
Gain on sale of real estate assets	7,782	9,224	7,782	9,224
Gain on extinguishment of debt, net	93	493	93	785
Other	(1,981)	(2,811)	(2,888)	(2,995)
Total other expense	(49,971)	(55,162)	(108,248)	(117,524)

Income before equity in income of unconsolidated joint ventures	65,351	55,057	126,793	86,078
Equity in income of unconsolidated joint ventures	119	110	226	225

Net income	65,470	55,167	127,019	86,303

Net income attributable to non-controlling interests	(1,014)	(1,055)	(2,086)	(1,768)

Net income attributable to common stockholders	$64,456	$54,112	$124,933	$84,535
Per common share:
Net income attributable to common stockholders:
Basic	$0.21	$0.18	$0.42	$0.28
Diluted	$0.21	$0.18	$0.42	$0.28
Weighted average shares:
Basic	299,872	298,464	299,526	297,332
Diluted	300,204	298,994	304,861	304,719
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$65,470	$55,167	$127,019	$86,303
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	1,135	718	1,092	(1,719)
Unrealized gain (loss) on marketable securities	32	(16)	136	18
Total other comprehensive income (loss)	1,167	702	1,228	(1,701)
Comprehensive income	66,637	55,869	128,247	84,602
Comprehensive income attributable to non-controlling interests	(1,014)	(1,055)	(2,086)	(1,768)
Comprehensive income attributable to the Company	$65,623	$54,814	$126,161	$82,834
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income/Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2015	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303
Common stock dividends ($0.45 per common share)	—	—	—	—	(134,967)	—	(134,967)
Distributions to non-controlling interests	—	—	—	—	—	(2,835)	(2,835)
Equity based compensation expense	—	—	15,201	—	—	347	15,548
Issuance of common stock and OP Units	33	—	(743)	—	—	765	22
Other comprehensive loss	—	—	—	(1,701)	—	—	(1,701)
Conversion of Operating Partnership units into common stock	1,903	19	19,470	—	—	(19,489)	—
Shared-based awards retained for taxes	—	—	(430)	—	—	—	(430)
Net income	—	—	—	—	84,535	1,768	86,303
Ending balance, June 30, 2015	298,488	$2,985	$3,257,439	$(6,136)	$(369,194)	$57,149	$2,942,243

Beginning balance, January 1, 2016	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302
Common stock dividends ($0.49 per common share)	—	—	—	—	(147,006)	—	(147,006)
Distributions to non-controlling interests	—	—	—	—	—	(2,207)	(2,207)
Equity based compensation expense	—	—	4,510	—	—	68	4,578
Issuance of common stock and OP Units	199	2	(1,396)	—	—	1,604	210
Other comprehensive income	—	—	—	1,228	—	—	1,228
Conversion of Operating Partnership units into common stock	1,761	18	17,053	—	—	(17,071)	—
Shared-based awards retained for taxes	—	—	(3,083)	—	—	—	(3,083)
Net income	—	—	—	—	124,933	2,086	127,019
Ending balance, June 30, 2016	301,098	$3,011	$3,287,330	$(1,281)	$(423,018)	$34,999	$2,901,041
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$127,019	$86,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,297	212,985
Debt premium and discount amortization	(7,772)	(9,859)
Deferred financing cost amortization	3,888	4,090
Above- and below-market lease intangible amortization	(20,116)	(24,437)
Provisions for impairment	—	807
Gain on disposition of operating properties	(7,782)	(9,224)
Equity based compensation	4,578	15,548
Other	498	90
Gain on extinguishment of debt, net	(97)	(795)
Changes in operating assets and liabilities:
Restricted cash	(5,727)	(8,863)
Receivables	10,551	13,057
Deferred charges and prepaid expenses	(15,614)	(11,545)
Other assets	281	(253)
Accounts payable, accrued expenses and other liabilities	(15,545)	3,489
Net cash provided by operating activities	270,459	271,393

Investing activities:
Improvements to and investments in real estate assets	(83,639)	(97,875)
Acquisitions of real estate assets	—	(52,278)
Proceeds from sales of real estate assets	20,534	41,795
Change in restricted cash attributable to investing activities	(672)	864
Purchase of marketable securities	(17,361)	(9,651)
Proceeds from sale of marketable securities	11,709	9,905
Net cash used in investing activities	(69,429)	(107,240)

Financing activities:
Repayment of debt obligations and financing liabilities	(178,547)	(495,437)
Repayment of borrowings under unsecured revolving credit facility	(597,000)	(682,475)
Proceeds from borrowings under unsecured revolving credit facility	181,000	460,000
Proceeds from unsecured term loan and notes	592,068	695,156
Deferred financing costs	(1,273)	(1,899)
Distributions to common stockholders	(146,841)	(133,909)
Distributions to non-controlling interests	(2,610)	(23,120)
Repurchase of common shares in conjunction with equity award plans	(3,083)	(329)
Net cash used in financing activities	(156,286)	(182,013)

Change in cash and cash equivalents	44,744	(17,860)
Cash and cash equivalents at beginning of period	69,528	60,595
Cash and cash equivalents at end of period	$114,272	$42,735

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,169 and $1,475	$114,951	$117,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2016	December 31, 2015
Assets
Real estate
Land	$2,010,074	$2,011,947
Buildings and improvements	8,953,635	8,920,903
	10,963,709	10,932,850
Accumulated depreciation and amortization	(2,034,045)	(1,880,685)
Real estate, net	8,929,664	9,052,165

Investments in and advances to unconsolidated joint ventures	5,028	5,019
Cash and cash equivalents	114,236	69,506
Restricted cash	47,861	41,462
Marketable securities	28,534	22,791
Receivables, net of allowance for doubtful accounts of $16,166 and $16,587	169,824	180,486
Deferred charges and prepaid expenses, net	115,266	109,149
Other assets	17,122	17,197
Total assets	$9,427,535	$9,497,775

Liabilities
Debt obligations, net	$5,966,533	$5,974,266
Accounts payable, accrued expenses and other liabilities	560,215	603,439
Total liabilities	6,526,748	6,577,705

Commitments and contingencies (Note 12)

Capital
Partnership common units: 304,691,465 and 304,366,215 units outstanding	2,902,060	2,922,565
Accumulated other comprehensive loss	(1,273)	(2,495)
Total capital	2,900,787	2,920,070
Total liabilities and capital	$9,427,535	$9,497,775
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental income	$245,575	$244,030	$496,721	$487,600
Expense reimbursements	61,763	65,512	131,475	135,266
Other revenues	2,719	2,569	4,965	4,538
Total revenues	310,057	312,111	633,161	627,404

Operating expenses
Operating costs	31,415	30,667	66,466	65,827
Real estate taxes	38,683	43,974	83,074	88,163
Depreciation and amortization	95,818	104,441	196,297	212,985
Provision for doubtful accounts	1,621	2,525	4,361	5,020
Impairment of real estate assets	—	—	—	807
General and administrative	27,198	20,285	47,922	51,000
Total operating expenses	194,735	201,892	398,120	423,802

Other income (expense)
Dividends and interest	319	90	392	184
Interest expense	(56,184)	(62,158)	(113,627)	(124,722)
Gain on sale of real estate assets	7,782	9,224	7,782	9,224
Gain on extinguishment of debt, net	93	493	93	785
Other	(1,981)	(2,811)	(2,888)	(2,995)
Total other expense	(49,971)	(55,162)	(108,248)	(117,524)

Income before equity in income of unconsolidated joint ventures	65,351	55,057	126,793	86,078
Equity in income of unconsolidated joint ventures	119	110	226	225

Net income attributable to Brixmor Operating Partnership LP	$65,470	$55,167	$127,019	$86,303
Per common unit:
Net income attributable to partnership common units:
Basic	$0.21	$0.18	$0.42	$0.28
Diluted	$0.21	$0.18	$0.42	$0.28
Weighted average number of partnership common units:
Basic	304,588	304,283	304,535	303,710
Diluted	304,920	304,813	304,861	304,719
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Brixmor Operating Partnership LP	$65,470	$55,167	$127,019	$86,303
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	1,135	718	1,092	(1,719)
Unrealized gain (loss) on marketable securities	31	(12)	130	19
Total other comprehensive income (loss)	1,166	706	1,222	(1,700)
Comprehensive income attributable to Brixmor Operating Partnership LP	$66,636	$55,873	$128,241	$84,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Loss	Total
Beginning balance, January 1, 2015	$2,984,381	$(4,425)	$2,979,956
Distributions to partners	(137,704)	—	(137,704)
Equity based compensation expense	15,548	—	15,548
Other comprehensive loss	—	(1,700)	(1,700)
Issuance of OP Units	22	—	22
Share-based awards retained for taxes	(430)	—	(430)
Net income attributable to Brixmor Operating Partnership LP	86,303	—	86,303
Ending balance, June 30, 2015	$2,948,120	$(6,125)	$2,941,995

Beginning balance, January 1, 2016	$2,922,565	$(2,495)	$2,920,070
Distributions to partners	(149,230)	—	(149,230)
Equity based compensation expense	4,578	—	4,578
Other comprehensive income	—	1,222	1,222
Issuance of OP Units	211	—	211
Share-based awards retained for taxes	(3,083)	—	(3,083)
Net income attributable to Brixmor Operating Partnership LP	127,019	—	127,019
Ending balance, June 30, 2016	$2,902,060	$(1,273)	$2,900,787
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$127,019	$86,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,297	212,985
Debt premium and discount amortization	(7,772)	(9,859)
Deferred financing cost amortization	3,888	4,090
Above- and below-market lease intangible amortization	(20,116)	(24,437)
Provisions for impairment	—	807
Gain on disposition of operating properties	(7,782)	(9,224)
Equity based compensation	4,578	15,548
Other	498	90
Gain on extinguishment of debt, net	(97)	(795)
Changes in operating assets and liabilities:
Restricted cash	(5,727)	(8,863)
Receivables	10,551	13,057
Deferred charges and prepaid expenses	(15,614)	(11,545)
Other assets	281	(253)
Accounts payable, accrued expenses and other liabilities	(15,545)	3,491
Net cash provided by operating activities	270,459	271,395

Investing activities:
Improvements to and investments in real estate assets	(83,639)	(97,875)
Acquisitions of real estate assets	—	(52,278)
Proceeds from sales of real estate assets	20,534	41,795
Change in restricted cash attributable to investing activities	(672)	864
Purchase of marketable securities	(17,350)	(9,649)
Proceeds from sale of marketable securities	11,709	9,905
Net cash used in investing activities	(69,418)	(107,238)

Financing activities:
Repayment of debt obligations and financing liabilities	(178,547)	(495,437)
Repayment of borrowings under unsecured revolving credit facility	(597,000)	(682,475)
Proceeds from borrowings under unsecured revolving credit facility	181,000	460,000
Proceeds from unsecured term loan and notes	592,068	695,156
Deferred financing costs	(1,273)	(1,899)
Partner distributions	(152,559)	(137,384)
Distributions to non-controlling interests	—	(19,871)
Net cash used in financing activities	(156,311)	(181,910)

Change in cash and cash equivalents	44,730	(17,753)
Cash and cash equivalents at beginning of period	69,506	60,450
Cash and cash equivalents at end of period	$114,236	$42,697

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,169 and $1,475	$114,951	$117,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed REIT. Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition and development of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates the second largest open air retail portfolio in the United States, comprised primarily of community and neighborhood shopping centers.

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

Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2016 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2016 through the date the financial statements were issued, except as follows.

On July 25, 2016, the Operating Partnership entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), and the lenders party thereto as set forth in the Amended Credit Facility. The Amended Credit Facility amends and restates the Company's $2.75 billion Revolving Credit and Term Loan Agreement, dated as of July 16, 2013, as amended (the “Unsecured Credit Facility”).

The Amended Credit Facility provides for (1) revolving loan commitments of $1.25 billion (the “Revolving Facility”) maturing July 31, 2020 (representing a three-year extension from the applicable maturity date under the Unsecured Credit Facility) and (2) a reallocation of the term loan under the Unsecured Credit Facility that was to mature on July 31, 2018 into two non-amortizing term loan tranches comprised of a $1.0 billion tranche A term loan maturing July 31, 2018 (the “Tranche A Term Loan”), and a $500.0 million tranche B term loan maturing July 31, 2021 (the “Tranche B Term Loan”). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments of 0.075%. The Amended Credit Facility includes the option to increase the revolving loan commitments by, or add term loans in an amount, up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. As of July 25, 2016, there were no amounts drawn under the Revolving Facility.

Borrowings under the Amended Credit Facility will bear interest, at the Operating Partnership’s option, (1) with respect to the Revolving Facility, at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% or a base rate plus a margin ranging from 0.00% to 0.55% , in each case, with the actual margin determined according to the Operating Partnership’s credit rating and (2) with respect to each of the Tranche A Term Loan and Tranche B Term Loan, at a rate of either LIBOR plus a margin ranging from 0.90% to 1.75% or the base rate plus a margin ranging from 0.00% to 0.75%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating. The base rate is the highest of the Agent’s prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR plus 1.00%. In addition, the Amended Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on the Operating Partnership’s credit rating) on the total commitments under the Revolving Facility. For more information, see Item 5 of Part II of this Form 10-Q for the quarter ended June 30, 2016.

Additionally, on July 25, 2016, the Operating Partnership entered into Amendment No. 2 to Term Loan Agreement (“Term Loan Second Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Term Loan Second Amendment amends the Company's $600.0 million Term Loan Agreement, dated as of March 18, 2014, as amended (the “Existing Term Loan Agreement”). The Term Loan Second Amendment does not change any of the maturity or pricing terms of the Existing Term Loan Agreement, but otherwise implements various covenant and technical amendments to make the Existing Term Loan Agreement consistent with amendments made to corresponding provisions of the Unsecured Credit Facility pursuant to the Amended Credit Facility. For more information, see Item 5 of Part II of this Form 10-Q for the quarter ended June 30, 2016.

Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted REIT taxable income to its stockholders. It is management’s intention to adhere to these requirements and maintain the Parent Company’s REIT status.

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

The Company has analyzed the tax position taken on income tax returns for the open 2013 through 2015 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2016 and December 31, 2015.

New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)." ASU 2016-09 sets out improvements to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The standard is effective on January 1, 2017, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-09 will have on the unaudited Condensed Consolidated Financial Statements of the Company.

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

In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation.” ASU 2015-02 updates to include all reporting entities within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 was effective for public businesses for interim and annual periods beginning after December 15, 2015. This ASU was effective for the Company beginning in the first quarter of the year ended December 31, 2016. The Company has evaluated the impact of the adoption of ASU 2015-02 on its unaudited Condensed Consolidated Financial Statements and have determined under ASU 2015-02 the Operating Partnership is considered a variable interest entity (“VIE”). The Parent Company is the primary beneficiary of the VIE and the Parent Company’s partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU No. 2014-09, as amended by ASU No. 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  The Company is currently in the process of evaluating the impact the adoption of ASU No. 2014-09 will have on the unaudited Condensed Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three and six months ended June 30, 2016, the Company did not acquire any properties.
During the three and six months ended June 30, 2015, the Company acquired the following properties, in separate transactions (dollars in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	Debt Assumed	Total	GLA
Retail Building at Bardin Place Center	Arlington, TX	Jun-15	$9,258	$—	$9,258	96,127
Larchmont Centre	Mt. Laurel, NJ	Jun-15	11,000	7,000	18,000	103,787
Webster Square Shopping Center	Marshfield, MA	Jun-15	31,950	—	31,950	182,756
			$52,208	$7,000	$59,208	382,670
The aggregate purchase price of the properties acquired during the six months ended June 30, 2015, has been allocated as follows:

Assets
Land	$12,924
Buildings	35,640
Building improvements	4,634
Tenant improvements	2,273
Above market rents	120
In-Place leases	4,010
Real estate, net	59,601
Deferred charges and prepaid expenses, net	1,787
Total assets	61,388

Liabilities
Secured loan payable	$7,000
Secured loan fair value adjustment	440
Debt obligations, net	7,440
Accounts payable, accrued expenses and other liabilities (Below Market Leases)	1,740
Total liabilities	9,180
Net Assets Acquired	$52,208

In addition the Company acquired the following outparcel buildings and land parcels adjacent to existing Company owned shopping centers in connection with its repositioning activities at those centers: (i) during the three and six months ended June 30, 2016, two land parcels and one outparcel building for an aggregate purchase price of $1.2 million; (ii) during the three and six months ended June 30, 2015, two outparcel buildings for an aggregate purchase price of $2.1 million. These amounts are included in Improvements to and investments in real estate assets on the unaudited Condensed Company's Consolidated Statement of Cash Flows.

The real estate operations acquired were not considered material to the Company, individually or in the aggregate, and therefore pro forma financial information is not necessary.

During the three and six months ended June 30, 2016 and 2015, the Company incurred $0.2 million and $1.5 million of acquisition related expenses, respectively. These amounts are included in Other in the unaudited Condensed Consolidated Statements of Operations.

3.    Disposals, Discontinued Operations and Assets Held for Sale
During the three and six months ended June 30, 2016, the Company disposed of two shopping centers and one outparcel building for net proceeds of $20.5 million resulting in a gain of $7.8 million. The Company had no properties held for sale as of June 30, 2016 or December 31, 2015.

During the three months ended June 30, 2015, the Company disposed of three shopping centers and two outparcel buildings for net proceeds of $31.9 million resulting in a gain of $9.2 million. During the six months ended June 30, 2015, the Company disposed of four shopping centers and two outparcel buildings for net proceeds of $41.8 million resulting in a gain of $9.2 million and an impairment of $0.8 million. The impairment charge was based upon the sales price in the signed contract with the third party buyer, adjusted to reflect associated disposition costs. These inputs are classified as Level 3 of the fair value hierarchy. The results of operations from the disposed shopping centers are included in income from continuing operations.

There were no discontinued operations for the three and six months ended June 30, 2016 and 2015 as none of the disposals represented a strategic shift in the Company's business that would qualify as discontinued operations.

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2016	December 31, 2015
Land	$2,010,074	$2,011,947
Buildings and improvements:
Buildings and tenant improvements	8,095,182	8,043,325
Lease intangibles (1)	858,453	877,578
	10,963,709	10,932,850
Accumulated depreciation and amortization (1)	(2,034,045)	(1,880,685)
Total	$8,929,664	$9,052,165

(1)
At June 30, 2016 and December 31, 2015, Lease intangibles consisted of the following: (i) $779.5 million and $796.8 million, respectively, of in-place lease value, (ii) $79.0 million and $80.8 million, respectively, of above-market leases, and (iii) $625.2 million and $606.5 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at June 30, 2016 and December 31, 2015, the Company had intangible liabilities relating to below-market leases of $496.6 million and $505.8 million, respectively, and accumulated amortization of $252.8 million and $237.2 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets, are accreted over the term of each related lease, including any renewal periods that are considered to be below market.

Net above and below market lease intangible accretion income for the three months ended June 30, 2016 and 2015 was $9.1 million and $10.9 million, respectively. Net above and below market lease intangible accretion income for the six months ended June 30, 2016 and 2015 was $20.1 million and $24.4 million, respectively. These amounts are included in Rental income in the Company's unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2016 and 2015 was $15.1 million and $22.1 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2016 and 2015 was $33.2 million and $47.2 million, respectively. These amounts are included in Depreciation and amortization in the Company's unaudited Condensed Consolidated Statements of Operations. The estimated net accretion (income) and amortization expense associated with the Company’s above and below market leases, tenant relationships and leases in place for the next five years are as follows:

Year ending December 31,	Above- and below-market lease accretion (income), net	In-place lease value amortization expense
2016 (remaining six months)	$(16,392)	$26,208
2017	(29,404)	41,384
2018	(26,491)	32,130
2019	(22,189)	25,316
2020	(17,674)	19,060

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the Company’s assets (including any related amortizable intangible assets or liabilities) may be impaired. To the extent impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset. See Note 3 for information regarding impairment charges taken in connection with the disposal of certain properties.

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

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to changes in benchmark interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three and six months ended June 30, 2016 and 2015, the Company did not enter into any new interest rate swap agreements.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2016 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of June 30, 2016 and December 31, 2015, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2016	December 31, 2015
Gross derivative assets	$—	$—
Gross derivative liabilities	(1,345)	(2,437)
Net derivative liability	$(1,345)	$(2,437)

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

The effective portion of the Company's interest rate swaps that was recorded in the accompanying unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps and Caps)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized loss on interest rate hedges	$(254)	$(1,772)	$(1,783)	$(6,673)
Amortization of interest rate swaps to interest expense	$1,389	$2,490	$2,875	$4,954

The Company estimates that approximately $1.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense through the expiration of the Company's interest rate swaps on October 1, 2016.

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2016 and 2015.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2016 and December 31, 2015, the Company did not have any material non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $1.8 million.

6.    Debt Obligations
As of June 30, 2016 and December 31, 2015, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2016	December 31, 2015	Stated Interest Rates	Scheduled Maturity Date
Secured loans(1)
Fixed rate secured loans(2)	$2,048,216	$2,226,763	4.40% - 8.00%	2016 – 2024
Net unamortized premium	32,249	40,508
Net unamortized debt issuance cost	(990)	(1,752)
Total secured loans, net	$2,079,475	$2,265,519

Notes payables
Unsecured notes(3)	$1,818,453	$1,218,453	3.85% - 7.97%	2022 - 2029
Net unamortized discount	(8,358)	(4,676)
Net unamortized debt issuance cost	(14,430)	(9,923)
Total notes payable, net	$1,795,665	$1,203,854

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$1,500,000	$1,916,000	1.90%	2017 – 2018
Unsecured Term Loan	600,000	600,000	1.90%	2019
Net unamortized debt issuance cost	(8,607)	(11,107)
Total Unsecured Credit Facility and Term Loan	$2,091,393	$2,504,893

Total debt obligations, net	$5,966,533	$5,974,266

(1)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of June 30, 2016 of approximately $3.2 billion.

(2)	The weighted average interest rate on the Company’s fixed rate secured loans was 5.84% as of June 30, 2016.

(3)	The weighted average interest rate on the Company’s unsecured notes was 3.98% as of June 30, 2016.

(4)
The Unsecured Credit Facility (as defined below) consists of a $1.25 billion revolving credit facility and a $1.5 billion term loan facility. The Company has interest rate swap agreements that convert the floating interest rate on the $1.5 billion term loan facility to a fixed, combined interest rate of 0.844% plus an interest spread of 140 basis points.

2016 Debt Transactions
In June 2016, the Operating Partnership issued $600.0 million aggregate principal amount of 4.125% Senior Notes due 2026 (the “2026 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's $1.25 billion unsecured revolving credit facility, and for general corporate purposes.  The 2026 Notes bear interest at a rate of 4.125% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. The 2026 Notes will mature on June 15, 2026. The 2026 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2026 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2026 Notes.  If the 2026 Notes are redeemed on or after March 15, 2026 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2026 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the six months ended June 30, 2016, the Company repaid $168.4 million of secured loans, resulting in a $0.1 million net gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s $1.25 billion unsecured revolving credit facility.

See Note 1 for information about the July 2016 amendment to the Unsecured Credit Facility and the Existing Term Loan Agreement.

Pursuant to the terms of the Existing Term Loan Agreement, the Unsecured Credit Facility, the 2022 Notes, the 2025 Notes and the 2026 Notes, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2016.

Debt Maturities
As of June 30, 2016 and December 31, 2015, the Company had accrued interest of $33.6 million and $31.1 million outstanding, respectively. As of June 30, 2016, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2016 (remaining six months)	$699,150
2017	349,659
2018	1,519,476
2019	620,126
2020	766,577
Thereafter	2,011,681
Total debt maturities	5,966,669
Net unamortized premiums on secured loans	32,249
Net unamortized discount on notes	(8,358)
Net unamortized debt issuance costs	(24,027)
Total debt obligations	$5,966,533

7.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2016		December 31, 2015
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans payable	$2,079,475	$2,195,790	$2,265,519	$2,367,070
Notes payable	1,795,665	1,844,983	1,203,854	1,198,504
Unsecured credit facility and term loan	2,091,393	2,100,000	2,504,893	2,516,000
Total debt obligations	$5,966,533	$6,140,773	$5,974,266	$6,081,574

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

The Company’s marketable securities and interest rate derivatives are measured at fair value on a recurring basis. The fair value of marketable securities are based primarily on publicly traded market values in active markets and are classified accordingly on the fair value hierarchy. See Note 5 for fair value information regarding the Company's interest rate derivatives.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2016
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$28,752	$6,806	$21,946	$—

Liabilities:
Interest rate derivatives	$(1,345)	$—	$(1,345)	$—

	Fair Value Measurements as of December 31, 2015
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$23,001	$1,167	$21,834	$—

Liabilities:
Interest rate derivatives	$(2,437)	$—	$(2,437)	$—

(1)	As of June 30, 2016 and December 31, 2015 marketable securities included less than $0.1 million of net unrealized gain and $0.1 million of net unrealized losses, respectively.

The Company’s impairment charges are measured at fair value on a non-recurring basis. See Note 3 for fair value information on the impairment charges.

8. Equity and Capital
ATM
In 2015, the Parent Company entered into an at-the-market equity offering program (“ATM”) through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. There were no shares issued under the ATM for the six months ended June 30, 2016 and the year ended December 31, 2015. As of June 30, 2016 $400.0 million of common stock remained available for issuance under the ATM.

Common Stock
During the six months ended June 30, 2016 and 2015, the Company withheld 122,768 shares and 12,754 shares respectively, in connection with common shares surrendered to the Company to satisfy statutory minimum tax withholding obligations on the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plans.

Dividends and Distributions
During the three months ended June 30, 2016 and 2015, the Company declared common stock dividends and OP unit distributions of $0.245 per share/unit and $0.225 per share/unit, respectively. During the six months ended June 30, 2016 and 2015, the Company declared common stock dividends and OP unit distributions of $0.49 per share/unit and $0.45 per share/unit, respectively. As of June 30, 2016 and December 31, 2015, the Company had declared but unpaid common stock dividends and OP unit distributions of $75.5 million and $76.0 million, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
The non-controlling interests presented in these unaudited Condensed Consolidated Financial Statements relate to portions of consolidated subsidiaries held by the non-controlling interest holders.

As of June 30, 2016, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 98.8% of the outstanding OP Units. Certain investment funds affiliated with The Blackstone Group L.P. (together with such affiliated funds, “Blackstone”) and certain members of the Parent Company’s current and former management collectively owned the remaining 1.2% of the outstanding OP Units. Holders of OP Units (other than the Parent Company, BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of the Parent Company’s common stock or, at the Parent Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by the Parent Company is equivalent to the number of outstanding shares of the Parent Company’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of the Parent Company’s common stockholders.

9. Stock Based Compensation
In 2011 and 2013 prior to the Company's Initial Public Offering (the "IPO"), certain employees of the Company were granted long-term incentive awards which provided them with equity interests as an incentive to remain in the Company’s service and align executives’ interests with those of the Company’s equity holders. The awards were granted to such employees by the certain partnerships affiliated with Blackstone (the "Partnerships"), in the form of Class B Units in each of the Partnerships. The awards were granted with service and performance conditions. A portion of the Class B Units were subject to performance conditions which vested on the date that certain funds affiliated with certain of the Company’s pre-IPO owners received cash proceeds resulting in a 15% internal rate of return on their investment in the Company. In connection with the IPO, certain of these awards vested and the vested awards were exchanged for a combination of vested common shares of the Company and vested shares of BPG Sub which were subsequently converted to vested common shares of the Company. The remaining unvested Class B Units as of the IPO effective date were exchanged for a combination of unvested restricted common shares of the Company and unvested restricted common shares of BPG Sub, (collectively, the “RSAs”) which were subsequently converted to unvested restricted common shares of the Company. The RSAs were subject to the same vesting terms as those applicable to the exchanged Class B Units.

During the year ended December 31, 2013, the Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and restricted stock units, OP Units, performance awards and other stock-based awards.

During the six months ended June 30, 2016, the Company granted RSUs in the Company to certain employees. During the year ended December 31, 2015, the Company granted RSUs in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.8 million and 0.7 million for the six months ended June 30, 2016 and year ended December 31, 2015, respectively, with service periods ranging from one to five years.

During the six months ended June 30, 2016, the Company reversed $2.6 million of previously recognized equity compensation expense as a result of forfeitures and recognized $2.7 million of expense associated with the accelerated issuance of shares, both in connection with the separation of several Company executives. During the six months ended June 30, 2015, as a result of it becoming probable that the Company’s pre-IPO owners would receive a 15% internal rate of return on their investment, the Company recognized $9.9 million of equity based compensation expense as a component of General and administrative expense in the Company's unaudited Condensed Consolidated Statements of Operations. The Company recognized $6.2 million and $2.6 million of equity based compensation expense for the three months ended June 30, 2016 and 2015, respectively. The Company recognized $4.6 million and $15.5 million of equity based compensation expense for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had $17.9 million of total unrecognized compensation cost related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Computation of Basic Earnings Per Share:
Net income	$65,470	$55,167	$127,019	$86,303
Income attributable to non-controlling interests	(1,014)	(1,055)	(2,086)	(1,768)
Non-forfeitable dividends on unvested restricted shares	(9)	(6)	(17)	(11)
Net income attributable to the Company’s common stockholders for basic earnings per share	$64,447	$54,106	$124,916	$84,524

Weighted average number shares outstanding - basic	299,872	298,464	299,526	297,332

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income (1)	$0.21	$0.18	$0.42	$0.28

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for basic earnings per share	$64,447	$54,106	$124,916	$84,524
Allocation of net income to dilutive convertible non-controlling interests	—	—	2,086	1,768
Net income attributable to the Company’s common stockholders for diluted earnings per share	$64,447	$54,106	$127,002	$86,292

Weighted average shares outstanding - basic	299,872	298,464	299,526	297,332
Effect of dilutive securities:
Conversion of OP Units	—	—	5,009	6,378
Equity awards	332	530	326	1,009
Weighted average shares outstanding - diluted (2)	300,204	298,994	304,861	304,719

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income (1)	$0.21	$0.18	$0.42	$0.28

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the six months ended June 30, 2016 and 2015 due to rounding.

(2)	For the three months ended June 30, 2016 and 2015, the weighted average number of vested OP Units outstanding was 4.7 million and 5.8 million, respectively and was not dilutive.

11.     Earnings per Unit
Basic earnings per unit is calculated by dividing net income attributable to the Operating Partnership’s common units, including participating securities, by the weighted average number of partnership common units outstanding for the period. Certain restricted units issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have rights to receive non-forfeitable dividends. Unvested restricted units are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Operating Partnership's common units. Fully-diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into shares of common units.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$65,470	$55,167	$127,020	$86,303
Non-forfeitable dividends on unvested restricted shares	(9)	(6)	(17)	(11)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$65,461	$55,161	$127,003	$86,292

Weighted average number of common units outstanding - basic	304,588	304,283	304,535	303,710

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income (1)	$0.21	$0.18	$0.42	$0.28

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$65,461	$55,161	$127,003	$86,292

Weighted average common units outstanding - basic	304,588	304,283	304,535	303,710
Effect of dilutive securities:
Equity awards	332	530	326	1,009
Weighted average common units outstanding - diluted	304,920	304,813	304,861	304,719

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income (1)	$0.21	$0.18	$0.42	$0.28

(1)	The sum of the quarterly Basic and Diluted earnings per unit may not equal the Basic and Diluted earnings per unit for the six months ended June 30, 2016 and 2015 due to rounding.

12.    Commitments and Contingencies
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

As a result of the Audit Committee review and the conclusions reached by the Board of Directors, the Company’s Chief Executive Officer, its President and Chief Financial Officer, its Treasurer and Chief Accounting Officer, and an accounting employee all resigned. Following these resignations the Company appointed a new Interim Chief Executive Officer and President, Interim Chief Financial Officer and Interim Chief Accounting Officer. A new Chief Executive Officer and Chief Financial Officer were appointed effective May 20, 2016.

Prior to the Company’s February 8, 2016 announcement, the Company voluntarily reported to the SEC the matters described above. The SEC has commenced an investigation with respect to these matters, and the Company is cooperating fully.

On March 31, 2016, the Company and the former officers referenced above were named as defendants in a putative securities class action complaint filed in the United States District Court for the Southern District of New York (the “Court”). The complaint, captioned Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds v. Brixmor Property Group Inc., et al. (Case No. 16-CV-02400 (AT)), asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on the facts described in the Company’s February 8, 2016 press release and Form 8-K. Pursuant to a stipulation between the parties, plaintiffs will file a consolidated amended complaint within sixty days after the Court appoints a lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act of 1995. The Company believes it has valid defenses in this action and intends to vigorously defend itself.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the three months ended June 30, 2016 and 2015, the Company recognized rent expense associated with these leases of $2.7 million and $2.5 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized rent expense associated with these leases of $4.6 million and $5.0 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2016 (remaining six months)	$4,346
2017	7,281
2018	6,846
2019	6,695
2020	5,883
Thereafter	85,476
Total minimum annual rental commitments	$116,527

Environmental matters
Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs including removal, remediation, government fines and injuries to persons and property. The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s results of operations, cash flows, or financial position.

13.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates and an unconsolidated joint venture in relation to the leasing and management of its and/or its related parties’ real estate assets.

As of June 30, 2016 and December 31, 2015, there were no material receivables from related parties. As of June 30, 2016 and December 31, 2015 there were no material payables to related parties.

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

Executive Summary
Our Company
We believe we operate the second largest open air retail portfolio in the United States, comprised primarily of community and neighborhood shopping centers. Our high quality national portfolio is diversified by geography, tenancy and retail format, and our shopping centers are primarily anchored by market-leading grocers, value-oriented retailers and service and entertainment users. The Parent Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and has maintained such requirements for our taxable year ended December 31, 2015, and expects to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to BPG’s stockholders through a combination of income growth and value-creation at the asset level. We seek to achieve this through ownership of a large, high quality, diversified portfolio of open air shopping centers and by creating meaningful NOI growth from this portfolio. We expect that the major drivers of this growth will be a combination of positive rent spreads from below-market in-place leases and above average lease rollover, occupancy increases, annual contractual rent increases across the portfolio and the execution of embedded anchor space repositioning, redevelopment opportunities and outparcel development opportunities.

We expect the following set of core competencies to position us to execute on our growth strategies:

•
Embedded Anchor Space Repositioning, Redevelopment and Outparcel Development Expertise - We have been a top redeveloper over the past decade, according to Chain Store Age magazine, having completed anchor space repositioning, redevelopment and outparcel development projects totaling over $1.2 billion since January 1, 2003.

•
Expansive Retailer Relationships - We believe that given the scale of our asset base and our nationwide footprint, we have a competitive advantage in supporting the growth plans of the nation’s largest retailers. We believe that we are the largest landlord by gross leasable area (“GLA”) to Kroger and TJX Companies, as well as a key landlord to major grocers and most major retail category leaders. We believe that our strong relationships with leading retailers affords us insight into their strategies and priority access to their expansion plans, enabling us to efficiently provide these retailers with space in multiple locations.

•
Fully-Integrated Operating Platform - We operate with a fully-integrated, comprehensive platform, leveraging our national presence and demonstrating our commitment to a regional and local presence. We provide our tenants with personalized service through our network of three regional offices in Atlanta, Chicago and Philadelphia, as well as via 12 leasing and property management satellite offices throughout the country. We believe that this strategy enables us to obtain critical market intelligence and to benefit from the regional and local expertise of our workforce.

•	Experienced Management - Senior members of our management team are experienced real estate operators with deep industry expertise and retailer relationships.

Recent Developments
For a discussion of recent events related to a review conducted by our Audit Committee, related management changes, and the risks related thereto, see Item 1 “Business-Recent Developments,” Item 1A “Risk Factors-Risks Related to Recent Events,” and Item 9A “Controls and Procedures” in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Other Factors That May Influence our Future Results
We derive our revenues primarily from rents (including percentage rents based on sales levels of certain of our tenants) and expense reimbursements due to us from tenants under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us under contractual lease obligations for their proportional share of the property’s operating expenses, insurance and real estate taxes and certain capital expenditures related to maintenance of the properties.

The amount of rental income and expense reimbursements we receive is primarily dependent on our ability to maintain or increase rental rates and on our ability to lease available space, including renewing expiring leases. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) the attractiveness of properties in our Portfolio to our tenants; (4) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; (5) in the case of percentage rents, sales volume of our tenants; (6) competition from other available properties; (7) changes in market rental rates; and (8) changes in the regional demographics of our properties.

Our operating costs include property-related costs, including repairs and maintenance, landscaping, snow removal, utilities, property insurance costs, security, ground rent expense related to ground lease payments for which we are the lessee and various other property related costs. Increases in our operating expenses, to the extent they are not offset by revenue increases, impact our overall performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Portfolio and Financial Highlights

•	As of June 30, 2016, we owned interests in 516 shopping centers (the “Portfolio”), including 515 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.

•	Billed occupancy for the Portfolio was 90.6% and 90.3% as of June 30, 2016 and 2015, respectively. Leased occupancy for the Portfolio was 92.8% and 92.5% as of June 30, 2016 and 2015, respectively.

•
During the three months ended June 30, 2016, we executed 554 total leases in our Portfolio totaling 3.6 million square feet of GLA, including 209 new leases totaling 0.9 million square feet of GLA, 258 renewal leases totaling 1.2 million square feet of GLA and 87 option leases totaling 1.5 million square feet of GLA.  The average annualized cash base rent (“ABR”) per leased square foot of the new leases was $15.76 and the average ABR per leased square foot of the new and renewal leases was $15.68.  The average cost per square foot for tenant improvements and leasing commissions for new leases was $19.52 and $3.86, respectively.  The average cost per square foot for tenant improvements and leasing commissions for both new and renewal leases was $8.73 and $1.74, respectively. The average ABR under the comparable new leases increased 24.7% from the prior tenant’s ABR and increased 15.6% for both comparable new and renewal leases from the ABR under the prior leases.

•
During the six months ended June 30, 2016, we executed 1,051 total leases in our Portfolio totaling 7.2 million square feet of GLA, including 378 new leases totaling 1.8 million square feet of GLA and 491 renewal leases totaling 2.1 million square feet of GLA and 182 option leases totaling 3.3 million square feet of GLA.  The average ABR per leased square foot of the new leases was $15.33 and the average ABR per leased square foot of the new and renewal leases was $15.74.  The average cost per square foot for tenant improvements and leasing commissions for new leases was $20.47 and $3.23, respectively.  The average cost per square foot for tenant improvements and leasing commissions for both new and renewal leases was $9.55 and $1.54, respectively. The average ABR under the comparable new leases increased 29.2% from the prior tenant’s ABR and increased 15.8% for both comparable new and renewal leases from the ABR under the prior leases.

Disposition Activity

•	During the six months June 30, 2016, we disposed of two shopping centers and one outparcel building for net proceeds of $20.5 million resulting in a gain of $7.8 million.

Results of Operations
The results of operations discussion is combined for the Parent Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
Revenues (in thousands)

	Three Months Ended June 30,
	2016	2015	$ Change
Revenues
Rental income	$245,575	$244,030	$1,545
Expense reimbursements	61,763	65,512	(3,749)
Other revenues	2,719	2,569	150
Total revenues	$310,057	$312,111	$(2,054)

Rental income
The increase in rental income for the three months ended June 30, 2016 of $1.5 million, as compared to the corresponding period in 2015, was primarily due to (i) a $5.9 million increase in base rent, partially offset by (ii) a $1.8 million decrease in revenue from above and below market lease accretion and (iii) a $1.7 million decrease in straight-line rent. The base rent increase was driven primarily by contractual rent increases from properties owned as of the end of both reporting periods and for the entirety of both periods as well as an increase in rent spreads of 11.5% in 2016 and 14.9% in 2015 for new and renewal leases and option exercises.

Expense reimbursements
The decrease in expense reimbursements for the three months ended June 30, 2016 of $3.7 million, as compared to the corresponding period in 2015, was primarily due to a decrease in reimbursable real estate tax expenses as a result of annual real estate tax reconciliations and the processing of tax refunds.

Other revenues
Other revenues remained generally consistent for the three months ended June 30, 2016 as compared to the corresponding period in 2015.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2016	2015	$ Change
Operating expenses
Operating costs	$31,415	$30,667	$748
Real estate taxes	38,683	43,974	(5,291)
Depreciation and amortization	95,818	104,441	(8,623)
Provision for doubtful accounts	1,621	2,525	(904)
General and administrative	27,198	20,285	6,913
Total operating expenses	$194,735	$201,892	$(7,157)

Operating costs
Operating costs remained generally consistent for the three months ended June 30, 2016 as compared to the corresponding period in 2015.

Real estate taxes
The decrease in real estate taxes for the three months ended June 30, 2016 of $5.3 million, as compared to the corresponding period in 2015, was primarily due to annual real estate tax reconciliations and the processing of tax refunds.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended June 30, 2016 of $8.6 million, as compared to the corresponding period in 2015, was primarily due to the continued decrease in purchase accounting intangibles with remaining net book value.

Provision for doubtful accounts
The decrease in provision for doubtful accounts for the three months ended June 30, 2016 of $0.9 million, as compared to the corresponding period in 2015, was primarily due to a decrease in uncollectible tenant receivables.

General and administrative
The increase in general and administrative costs for the three months ended June 30, 2016 of $6.9 million, as compared to the corresponding period in 2015, was primarily due to severance expenses and accelerated equity based compensation expenses associated with the separation of former executives of the Company as well as expenses associated with the interim and recently hired executive team.

During the three months ended June 30, 2016 and 2015, personnel costs of $1.6 million and $1.4 million, respectively, were capitalized to building and improvements for anchor space repositioning and redevelopment projects and leasing costs of $3.7 million and $3.8 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2016	2015	$ Change
Other income (expense)
Dividends and interest	$319	$90	$229
Interest expense	(56,184)	(62,158)	5,974
Gain on sale of real estate assets	7,782	9,224	(1,442)
Gain on extinguishment of debt, net	93	493	(400)
Other	(1,981)	(2,811)	830
Total other income (expense)	$(49,971)	$(55,162)	$5,191

Dividends and interest
The increase in dividends and interest for the three months ended June 30, 2016 of $0.2 million, as compared to the corresponding period in 2015, was primarily due to interest income recognized in connection with a tax refund.

Interest expense
The decrease in interest expense for the three months ended June 30, 2016 of $6.0 million, as compared to the corresponding period in 2015, was primarily due to the 2016 and 2015 secured loan and unsecured note repayments totaling $1.3 billion with a weighted-average interest rate of 5.82%, partially offset by the issuance of $1.8 billion of senior unsecured notes with a weighted average interest rate of 3.95%.

Gain on the sale of real estate assets
During the three months ended June 30, 2016, two shopping centers and one outparcel building were disposed for net proceeds of $20.5 million resulting in a gain of $7.8 million. During the three months ended June 30, 2015, three shopping centers and two outparcel buildings were disposed for net proceeds of $31.9 million resulting in a gain of $9.2 million.

Gain on extinguishment of debt, net
During the three months ended June 30, 2016, $168.4 million of secured loans were repaid, resulting in a $0.1 million net gain on extinguishment of debt. During the three months ended June 30, 2015, $329.9 million of secured loans were repaid, resulting in a $0.5 million net gain on extinguishment of debt.

Other
The decrease in other expense, net for the three months ended June 30, 2016 of $0.8 million, as compared to the corresponding period in 2015, was primarily due to a decrease in acquisition expenses.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three Months Ended June 30,
	2016	2015	$ Change
Equity in income of unconsolidated joint ventures	$119	$110	$9

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained generally consistent for the three months ended June 30, 2016 as compared to the corresponding period in 2015.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
Revenues (in thousands)

	Six Months Ended June 30,
	2016	2015	$ Change
Revenues
Rental income	$496,721	$487,600	$9,121
Expense reimbursements	131,475	135,266	(3,791)
Other revenues	4,965	4,538	427
Total revenues	$633,161	$627,404	$5,757

Rental income
The increase in rental income for the six months ended June 30, 2016 of $9.1 million, as compared to the corresponding period in 2015, was primarily due to (i) an $11.4 million increase in base rent and (ii) a $5.6 million from a bankruptcy settlement of a former tenant, partially offset by (iii) a $4.3 million decrease in revenue from above and below market lease accretion and (iv) a $2.7 million decrease in straight-line rent. The base rent increase was driven primarily by contractual rent increases from properties owned as of the end of both reporting periods and for the entirety of both periods as well as an increase in rent spreads of 11.5% in 2016 and 14.9% in 2015 for new and renewal leases and options exercises.

Expense reimbursements
The decrease in expense reimbursements for the six months ended June 30, 2016 of $3.8 million, as compared to the corresponding period in 2015, was primarily due to a decrease in reimbursable real estate tax expenses as a result of annual real estate tax reconciliations and the processing of tax refunds.

Other revenues
The increase in other revenues for the six months ended June 30, 2016 of $0.4 million, as compared to the corresponding period in 2015, was primarily due to an increase in percentage rent.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2016	2015	$ Change
Operating expenses
Operating costs	66,466	65,827	$639
Real estate taxes	83,074	88,163	(5,089)
Depreciation and amortization	196,297	212,985	(16,688)
Provision for doubtful accounts	4,361	5,020	(659)
Impairment of real estate assets	—	807	(807)
General and administrative	47,922	51,000	(3,078)
Total operating expenses	$398,120	$423,802	$(25,682)

Operating costs
Operating costs remained generally consistent for the six months ended June 30, 2016 as compared to the corresponding period in 2015.

Real estate taxes
The decrease in real estate taxes for the six months ended June 30, 2016 of $5.1 million, as compared to the corresponding period in 2015, was primarily due to annual real estate tax reconciliations and the processing of tax refunds.

Depreciation and amortization
The decrease in depreciation and amortization for the six months ended June 30, 2016 of $16.7 million, as compared to the corresponding period in 2015, was primarily due to the continued decrease in purchase accounting intangibles with remaining net book value.

Provision for doubtful accounts
The decrease in provision for doubtful accounts for the six months ended June 30, 2016 of $0.7 million, as compared to the corresponding period in 2015, was primarily due to a decrease in uncollectible tenant receivables.

Impairment of real estate assets
During the six months ended June 30, 2015, one shopping center was disposed resulting in an impairment of $0.8 million.

General and administrative
The decrease in general and administrative costs for the six months ended June 30, 2016 of $3.1 million, as compared to the corresponding period in 2015, was primarily due to $9.9 million of expense associated with the vesting of certain pre-IPO equity awards in 2015, partially offset by 2016 severance expenses associated with former executives of the Company as well as expenses associated with the interim and recently hired executive team.

During the six months ended June 30, 2016 and 2015, personnel costs of $3.1 million and $3.0 million, respectively, were capitalized to building and improvements for anchor space repositioning and redevelopment projects and leasing costs of $7.8 million and $7.6 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2016	2015	$ Change
Other income (expense)
Dividends and interest	392	184	$208
Interest expense	(113,627)	(124,722)	11,095
Gain on sale of real estate assets	7,782	9,224	(1,442)
Gain on extinguishment of debt, net	93	785	(692)
Other	(2,888)	(2,995)	107
Total other income (expense)	$(108,248)	$(117,524)	$9,276

Dividends and interest
The increase in dividends and interest for the six months ended June 30, 2016 of $0.2 million, as compared to the corresponding period in 2015, was primarily due to interest income recognized in connection with a tax refund.

Interest expense
The decrease in interest expense for the six months ended June 30, 2016 of $11.1 million, as compared to the corresponding period in 2015, was primarily due to the 2016 and 2015 secured loan and unsecured note repayments of $1.3 billion with a weighted-average interest rate of 5.82%, partially offset by the issuance of $1.8 billion of senior unsecured notes with a weighted average interest rate of 3.95%.

Gain on the sale of real estate assets
During the six months ended June 30, 2016, two shopping centers and one outparcel building were disposed for net proceeds of $20.5 million resulting in a gain of $7.8 million. During the six months ended June 30, 2015, three shopping centers and two outparcel buildings were disposed for net proceeds of $31.9 million resulting in a gain of $9.2 million.

Gain on extinguishment of debt, net
During the six months ended June 30, 2016, $168.4 million of secured loans were repaid, resulting in a $0.1 million net gain on extinguishment of debt. During the six months ended June 30, 2015, $381.4 million of secured loans and $100.0 million of unsecured notes were repaid, resulting in a $0.8 million net gain on extinguishment of debt.

Other
The decrease in other expense, net for the six months ended June 30, 2016 of $0.1 million, as compared to the corresponding period in 2015, was primarily due to (i) $0.8 million of income in 2015 related to the resolution of certain contingencies for disposed properties and (ii) a $0.3 million increase in settlement expense in 2016, partially offset by (iii) a $1.2 million decrease in acquisition expense in 2016.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Six Months Ended June 30,
	2016	2015	$ Change
Equity in income of unconsolidated joint ventures	226	225	$1

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained generally consistent for the six months ended June 30, 2016 as compared to the corresponding period in 2015.

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

Our primary expected sources and uses and capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt;

•	asset sales; and

•	issuance of equity securities.

Uses
Short term:

•	leasing costs and tenant improvements allowances;

•	active anchor space repositioning/redevelopments;

•	recurring maintenance capital expenditures;

•	debt repayment requirements; and

•	dividend/distribution payments.
Long term:

•	anchor space repositioning/redevelopments, renovation or expansion programs at individual properties;

•	acquisitions; and

•	debt maturities.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2016	2015
Cash flows provided by operating activities	$270,459	$271,393
Cash flows used in investing activities	$(69,429)	$(107,240)
Cash flows used in financing activities	$(156,286)	$(182,013)

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2016	2015
Cash flows provided by operating activities	$270,459	$271,395
Cash flows used in investing activities	$(69,418)	$(107,238)
Cash flows used in financing activities	$(156,311)	$(181,910)

Operating Activities
Cash and cash equivalents for the Parent Company were $114.3 million and $42.7 million as of June 30, 2016 and 2015, respectively. Cash and cash equivalents for the Operating Partnership were $114.2 million and $42.7 million as of June 30, 2016 and 2015 respectively.

Our net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and tenant expense reimbursements  and cash outflows for property operating expenses, real estate taxes, general and administrative expenses and interest expense.

For the six months ended June 30, 2016, the Company’s net cash flow provided by operating activities decreased $0.9 million as compared to the corresponding period in 2015. The decrease is primarily due to (i) a decrease in working capital due to a decrease in accounts payable accrued expenses and other liabilities due to timing of payments and (ii) an increase cash outflows for general and administrative expense due to expenses associated with the Audit Committee review and expenses associated with the hiring of certain key executives, partially offset by (iii) an increase in net operating income, and (iv) a decrease in interest expense due to a decrease in the weighted average interest rate on outstanding indebtedness.

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

For the six months ended June 30, 2016, the Company’s net cash flow used in investing activities decreased $37.8 million as compared to the corresponding period in 2015. The decrease was primarily due to (i) a decrease of $52.3 million in acquisitions of real estate assets and (ii) a decrease of $14.2 million in improvements to and investments in real estate assets, partially offset by (iii) a decrease of $21.3 million in proceeds from sales of real estate assets and (iv) an increase of $7.7 million in purchases of marketable securities, net of sales.

Improvements to and investments in real estate assets
During the six months ended June 30, 2016 and 2015, the Company expended $83.6 million and $97.9 million, respectively, on improvements to and investments in real estate assets.

Recurring capital expenditures represent costs to maintain properties and their common areas including new roofs and paving of parking lots. Recurring capital expenditures per square foot for the six months ended June 30, 2016 and 2015, were $0.05 and $0.10, respectively.

In addition to recurring capital expenditures, we evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning, redevelopment opportunities and outparcel development opportunities. These efforts are tenant-driven and focus on renovating, re-tenanting and repositioning assets. Such initiatives are focused on upgrading our centers with strong, best-in-class anchors and transforming overall merchandise mix and tenant quality.  Potential new projects include value-creation opportunities that have been previously identified within the Portfolio, as well as new opportunities created by the lack of meaningful community and neighborhood shopping center development in the United States. We may occasionally seek to acquire non-owned anchor spaces and outparcels at or adjacent to our shopping centers in order to facilitate redevelopment projects.

During the six months ended June 30, 2016, the Company acquired two land parcels and one outparcel building, adjacent to currently owned shopping centers, for an aggregate purchase price of $1.2 million.

As of June 30, 2016, our anchor space repositioning, redevelopment and development pipeline is as follows (dollars in thousands):

	As of June 30, 2016
	Total Projects	Anticipated Cost	Cost Incurred
Anchor space repositioning	28	$115,781	$50,766
Redevelopment	1	7,400	3,059
Outparcel development	15	21,655	11,118
New development	1	19,229	3,963
Total	45	$164,065	$68,906

Acquisitions of and proceeds from sales of real estate assets
Although we expect that the major drivers of our growth will come from our existing Portfolio, we will continue to evaluate the market for available properties and may acquire shopping centers when we believe strategic opportunities exist. During the six months ended June 30, 2016, we did not acquire any shopping centers.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our portfolio. During the six months ended June 30, 2016, we disposed of two shopping centers and one outparcel building for net proceeds of $20.5 million.

Financing Activities
Our net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness and prevailing market conditions associated with each source of capital.

For the six months ended June 30, 2016, the Parent Company’s net cash used in financing activities decreased $25.7 million as compared to the corresponding period in 2015. The decrease was primarily due to a $7.9 million net decrease in distributions to stockholders and non-controlling interests and a $20.3 million decrease in debt repayments, net of borrowings, partially offset by a $3.1 million increase in the value of common shares withheld by the Company upon vesting of equity awards to satisfy statutory tax withholding obligations.

For the six months ended June 30, 2016, the Operating Partnership’s net cash used in financing activities decreased $25.6 million as compared to the corresponding period in 2015. The decrease was primarily due to a $4.7 million decrease in distributions to partners and non-controlling interests and a $20.3 million decrease in debt repayments, net of borrowings.

We believe our current capital structure provides us with financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have an Unsecured Credit Facility consisting of a $1.5 billion term loan and a $1.25 billion revolving credit facility, with a lending group comprised of financial institutions under which we had $1.25 billion of undrawn capacity as of June 30, 2016. On July 25, 2016, the Operating Partnership amended and restated the Unsecured Credit Facility to provide for a $1.0 billion tranche A term loan, a $500.0 million tranche B term loan and a $1.25 billion revolving credit facility, with a lending group comprised of financial institutions under which we had $1.25 billion of undrawn capacity as of July 25, 2016. For more information, see Item 5 of Part II of this Form 10-Q for the quarter ended June 30, 2016. We believe we have access to multiple forms of capital, including unsecured corporate level debt, secured loan debt, preferred equity and additional credit facilities. We currently have investment grade credit ratings from all three major credit rating agencies. We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, and further expand our unencumbered asset base.

In June 2016, the Operating Partnership issued $600.0 million aggregate principal amount of 4.125% Senior Notes due 2026, the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's $1.25 billion unsecured revolving credit facility, and for general corporate purposes.  The 2026 Notes bear interest at a rate of 4.125% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. The 2026 Notes will mature on June 15, 2026. The 2026 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the

Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2026 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2026 Notes.  If the 2026 Notes are redeemed on or after March 15, 2026 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2026 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the six months ended June 30, 2016, the Company repaid $168.4 million of secured loans, resulting in a $0.1 million net gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Unsecured Credit Facility.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, we generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for the expansion and renovation of shopping centers in our portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the six months ended June 30, 2016 and 2015 were $149.5 million and $137.0 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.245 per common share and OP Unit in April 2016 for the second quarter of 2016. The dividend was paid on July 15, 2016 to shareholders of record on July 6, 2016. Our Board of Directors declared a quarterly cash dividend of $0.245 per common share and OP Unit in July 2016 for the third quarter of 2016. The dividend is payable on October 17, 2016 to shareholders of record on October 5, 2016.

Contractual Obligations
Our contractual debt obligations relate to our secured loans, unsecured credit facilities and unsecured notes payable with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers and corporate offices.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of June 30, 2016.

Contractual Obligations	Payment due by period
(in thousands)	2016 (Remaining Six Months)	2017	2018	2019	2020	Thereafter	Total
Debt (1)	$699,150	$349,659	$1,519,476	$620,126	$766,577	$2,011,681	$5,966,669
Interest payments (2)	123,525	195,285	165,259	135,518	118,956	307,721	1,046,264
Operating leases	4,346	7,281	6,846	6,695	5,883	85,476	116,527
Total	$827,021	$552,225	$1,691,581	$762,339	$891,416	$2,404,878	$7,129,460

(1)	Debt includes scheduled principal amortization and scheduled maturities for secured loans, unsecured credit facilities and unsecured notes payable.

(2)
We incur variable rate interest on $1.5 billion and $600.0 million of debt related to the Unsecured Credit Facility and Term Loan, respectively. The margin associated with Unsecured Credit Facility borrowings is based on a total leverage based grid and ranges from 0.40% to 1.00%, for base rate loans, and 1.40% to 2.00%, for LIBOR rate loans. The margin on the Unsecured Credit Facility was 1.40% and the all-in rate was 1.90% as of June 30, 2016. The Company has in place five forward starting interest rate swap agreements that convert the floating interest rate on $1.5 billion of the Unsecured Credit Facility to a fixed, combined interest rate of 0.844% plus an interest spread of 140 basis points. The margin associated with the Term Loan is based on a total leverage based grid and ranges from 0.35% to 0.75%, for base rate loans, and 1.35% to 1.75% for LIBOR rate loans. The margin on the Term Loan was 1.40% and the all-in rate was 1.90% as of June 30, 2016.

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

We present NAREIT FFO as we consider it an important supplemental measure of our operating performance and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We believe NAREIT FFO assists investors in analyzing our comparative operating and financial performance because, by excluding gains and losses related to dispositions of previously depreciated operating properties, real estate-related depreciation and amortization of continuing operations and unconsolidated joint ventures (which can vary among owners of properties in similar condition based on historical cost accounting and useful life estimates), and impairment of operating properties, NAREIT FFO can help investors compare the operating performance of a company’s real estate between periods or as compared to different companies.

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

Our reconciliation of Brixmor Property Group Inc.’s net income to NAREIT FFO for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$65,470	$55,167	$127,019	$86,303
Gain on disposition of operating properties	(7,782)	(9,224)	(7,782)	(9,224)
Depreciation and amortization-real estate related-continuing operations	95,040	103,087	194,725	210,277
Depreciation and amortization-real estate related-unconsolidated joint ventures	20	21	45	43
Impairment of operating properties	—	—	—	807
NAREIT FFO	152,748	149,051	314,007	288,206
NAREIT FFO per share/OP Unit - diluted	$0.50	$0.49	$1.03	$0.95
Weighted average shares/OP Units outstanding - basic and diluted (1)	304,920	304,826	304,861	304,730

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of certain BPG Sub shares and OP Units to common stock of the Company and the vesting of certain restricted stock awards.

Inflation
Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including requirements for the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in property-level expenses resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. This belief is based upon an analysis of relevant market conditions, including a comparison of comparable market rental rates. In addition, with respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the effect of changes in interest rates on our floating rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
The Parent Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Parent Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and considering the continuing review of controls and procedures that is being conducted by BPG's recently appointed Chief Executive Officer and Chief Financial Officer and the material weakness in internal control over financial reporting disclosed in the Parent Company’s Form 10-K for the year ended December 31, 2015, as referenced below in “Changes in Internal Control over Financial Reporting”, BPG’s principal executive officer, James Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting, except as follows.

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

BPG has implemented or is evaluating various remedial actions to address the material weakness described above. These actions include the following:

•	certain personnel are no longer employed by BPG;

•	a new Chief Executive Officer and Chief Financial Officer were appointed effective May 20, 2016;

•
the Audit Committee, Board and executives have and will continue to increase communication and training to employees regarding the ethical values of BPG, requirement to comply with laws, the Code of Conduct and BPG's policies; and

•	BPG is evaluating its organizational structure, and is assessing roles and responsibilities to enhance controls and compliance.

BPG is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. We will give further updates to our remediation plan in future SEC filings.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and considering the continuing review of controls and procedures that is being conducted by the Operating Partnership's recently appointed Chief Executive Officer and Chief Financial Officer and the material weakness in internal control over financial reporting disclosed in the Operating Partnership’s Form 10-K for the year ended December 31, 2015, as referenced below in “Changes in Internal Control over Financial Reporting”, the Operating Partnership’s principal executive officer, James Taylor, and principal financial officer, Angela Aman, concluded that the Operating Partnership’s disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting, except as follows.

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

The Operating Partnership has implemented or is evaluating various remedial actions to address the material weakness described above. These actions include the following:

•	certain personnel are no longer employed by the Operating Partnership;

•	a new Chief Executive Officer and Chief Financial Officer were appointed effective May 20, 2016;

•
the Audit Committee, Board and executives have and will continue to increase communication and training to employees regarding the ethical values of the Operating Partnership, requirement to comply with laws, the Code of Conduct and the Operating Partnership’s policies; and

•	the Operating Partnership is evaluating its organizational structure, and is assessing roles and responsibilities to enhance controls and compliance.

The Operating Partnership is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. We will give further updates to our remediation plan in future SEC filings.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 12 - Commitments and Contingencies to our unaudited condensed consolidated financial statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited and NCR Corporation, which each may be considered our affiliate.

On July 25, 2016, the Operating Partnership entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), and the lenders party thereto as set forth in the Amended Credit Facility. The Amended Credit Facility amends and restates the Company's $2.75 Billion Revolving Credit and Term Loan Agreement, dated as of July 16, 2013, as amended (the “Prior Credit Agreement”).

The Amended Credit Facility provides for (1) revolving loan commitments of $1.25 billion (the “Revolving Facility”) maturing July 31, 2020 (representing a three-year extension from the applicable maturity date under the Prior Credit Agreement) and (2) a reallocation of the term loan under the Prior Credit Agreement that was to mature on July 31, 2018 into two non-amortizing term loan tranches comprised of a $1.0 billion tranche A term loan maturing July 31, 2018 (the “Tranche A Term Loan”), and a $500.0 million tranche B term loan maturing July 31, 2021 (the “Tranche B Term Loan”). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments of 0.075%. The Amended Credit Facility includes the option to increase the revolving loan commitments by, or add term loans in an amount, up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions. As of July 25, 2016, no amounts were drawn under the Revolving Facility.

Borrowings under the Amended Credit Facility will bear interest, at the Operating Partnership’s option, (1) with respect to the Revolving Facility, at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% or a base rate plus a margin ranging from 0.00% to 0.55% , in each case, with the actual margin determined according to the Operating Partnership’s credit rating and (2) with respect to each of the Tranche A Term Loan and Tranche B Term Loan, at a rate of either LIBOR plus a margin ranging from 0.90% to 1.75% or the base rate plus a margin ranging from 0.00% to 0.75%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating. The base rate is the highest of the Agent’s prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR plus 1.00%. In addition, the Amended Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on the Operating Partnership’s credit rating) on the total commitments under the Revolving Facility.

The Amended Credit Facility contains customary representations and affirmative, negative and financial covenants that are similar to the Prior Credit Agreement. Such covenants include restrictions on mergers, affiliate transactions, and asset sales as well as the following financial maintenance covenants:

•	ratio of total debt to total asset value of not more than 0.60 to 1.00 (increasing to 0.65 to 1.00 for a period of four fiscal quarters following a material acquisition);

•	ratio of total net operating income to fixed charges of not less than 1.50 to 1.00;

•	ratio of secured indebtedness to total asset value of not more than 0.40 to 1.00; and

•
ratio of unsecured indebtedness to the unencumbered base value of properties satisfying certain criteria specified in, and valued per the terms of, the Amended Credit Facility of not more than 0.60 to 1.00 (increasing to 0.65 to 1.00 for a period of four fiscal quarters following a material acquisition).

The Amended Credit Facility also includes customary events of default, the occurrence of which, following any applicable grace period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations of the Operating Partnership under the Amended Credit Facility to be immediately due and payable.

Additionally, on July 25, 2016, the Operating Partnership entered into Amendment No. 2 to Term Loan Agreement (“Term Loan Second Amendment”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The Term Loan Second Amendment amends the Company's $600.0 Million Term Loan Agreement, dated as of March 18, 2014, as amended (the “Existing Term Loan Agreement”). The Term Loan Second Amendment does not change any of the maturity or pricing terms of the Existing Term Loan Agreement, but otherwise implements various covenant and technical amendments to make the Existing Term Loan Agreement consistent with amendments made to corresponding provisions of the Prior Credit Agreement pursuant to the Amended Credit Facility.

The foregoing description of the Amended Credit Facility and the Term Loan Second Amendment is a summary only and is qualified by reference to the Amended Credit Facility, which is attached as Exhibit 10.5 hereto and incorporated by reference herein, and the Term Loan Second Amendment, which is attached as Exhibit 10.6 hereto and incorporated by reference herein.

From time to time, the Operating Partnership has had customary commercial and/or investment banking relationships with JPMorgan Chase Bank, N.A. and/or certain of its affiliates.

Item 6.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Third Supplemental Indenture, dated June 13, 2016, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/13/2016	4.2
10.1	Employment Agreement, dated April 12, 2016 by and between Brixmor Property Group Inc. and James M. Taylor	—	—	—	—	x
10.2	Employment Agreement, dated April 26, 2016, by and between Brixmor Property Group Inc. and Angela Aman	—	—	—	—	x
10.3	General Release, dated May 20, 2016, by and between Brixmor Property Group Inc. and Daniel B. Hurwitz	—	—	—	—	x
10.4	General Release, dated May 20, 2016, by and between Brixmor Property Group Inc. and Barry Lefkowitz	—	—	—	—	x
10.5	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	—	—	—	—	x
10.6	Amendment No. 2 to Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Section 13(r) Disclosure	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: July 25, 2016	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 25, 2016	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2016	By:	/s/Michael Cathers
Michael Cathers
Interim Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: July 25, 2016	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 25, 2016	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 25, 2016	By:	/s/Michael Cathers
Michael Cathers
Interim Chief Accounting Officer
(Principal Accounting Officer)