Form 10-Q
period 2016-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2016-10-24
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 1, 2016, Brixmor Property Group Inc. had 304,321,127 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of September 30, 2016, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, approximately 99.9% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain current and former members of the Company’s management collectively owned the remaining 0.1% interest in the Operating Partnership.

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

Stockholders’ equity, partners’ capital, and non-controlling interests are the primary areas of difference between the unaudited condensed consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital includes OP Units owned by the Parent Company through BPG Sub and the General Partner as well as OP Units owned by certain current and former members of the our management. OP Units owned by third parties are accounted for in partners’ capital in the Operating Partnership’s financial statements and outside of stockholders’ equity in non-controlling interests in the Parent Company’s financial statements.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2016	December 31, 2015
Assets
Real estate
Land	$2,004,264	$2,011,947
Buildings and improvements	8,955,726	8,920,903
	10,959,990	10,932,850
Accumulated depreciation and amortization	(2,100,229)	(1,880,685)
Real estate, net	8,859,761	9,052,165

Investments in and advances to unconsolidated joint ventures	5,044	5,019
Cash and cash equivalents	31,143	69,528
Restricted cash	45,662	41,462
Marketable securities	26,580	23,001
Receivables, net of allowance for doubtful accounts of $17,831 and $16,587	176,086	180,486
Deferred charges and prepaid expenses, net	127,201	109,149
Other assets	41,232	17,197
Total assets	$9,312,709	$9,498,007

Liabilities
Debt obligations, net	$5,857,431	$5,974,266
Accounts payable, accrued expenses and other liabilities	566,744	603,439
Total liabilities	6,424,175	6,577,705

Commitments and contingencies (Note 12)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 304,321,127 and 299,138,450 shares outstanding	3,043	2,991
Additional paid in capital	3,321,475	3,270,246
Accumulated other comprehensive loss	(15)	(2,509)
Distributions in excess of net income	(440,348)	(400,945)
Total stockholders’ equity	2,884,155	2,869,783
Non-controlling interests	4,379	50,519
Total equity	2,888,534	2,920,302
Total liabilities and equity	$9,312,709	$9,498,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$247,859	$245,829	$744,580	$733,429
Expense reimbursements	69,469	65,304	200,944	200,570
Other revenues	1,249	1,892	6,214	6,430
Total revenues	318,577	313,025	951,738	940,429

Operating expenses
Operating costs	31,041	27,952	97,507	93,779
Real estate taxes	47,812	45,472	130,886	133,635
Depreciation and amortization	98,337	102,439	294,634	315,424
Provision for doubtful accounts	2,218	1,953	6,579	6,973
Impairment of real estate assets	1,971	—	1,971	807
General and administrative	21,787	22,030	69,709	73,030
Total operating expenses	203,166	199,846	601,286	623,648

Other income (expense)
Dividends and interest	89	57	481	241
Interest expense	(57,855)	(61,567)	(171,482)	(186,289)
Gain on sale of real estate assets	2,450	—	10,232	9,224
Gain (loss) on extinguishment of debt, net	(1,042)	137	(949)	922
Other	(1,370)	2,880	(4,258)	(115)
Total other expense	(57,728)	(58,493)	(165,976)	(176,017)

Income before equity in income of unconsolidated joint ventures	57,683	54,686	184,476	140,764
Equity in income of unconsolidated joint ventures	122	133	348	358

Net income	57,805	54,819	184,824	141,122

Net income attributable to non-controlling interests	(313)	(1,046)	(2,399)	(2,814)

Net income attributable to common stockholders	$57,492	$53,773	$182,425	$138,308
Per common share:
Net income attributable to common stockholders:
Basic	$0.19	$0.18	$0.61	$0.46
Diluted	$0.19	$0.18	$0.61	$0.46
Weighted average shares:
Basic	303,013	298,464	300,697	297,714
Diluted	303,521	298,936	301,146	304,706
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$57,805	$54,819	$184,824	$141,122
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	1,321	(112)	2,413	(1,831)
Unrealized gain (loss) on marketable securities	(54)	21	81	39
Total other comprehensive income (loss)	1,267	(91)	2,494	(1,792)
Comprehensive income	59,072	54,728	187,318	139,330
Comprehensive income attributable to non-controlling interests	(313)	(1,046)	(2,399)	(2,814)
Comprehensive income attributable to the Company	$58,759	$53,682	$184,919	$136,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income/Loss	Non-controlling Interests	Total
Beginning balance, January 1, 2015	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303
Common stock dividends ($0.675 per common share)	—	—	—	—	(202,343)	—	(202,343)
Distributions to non-controlling interests	—	—	—	—	—	(4,554)	(4,554)
Equity based compensation expense	—	—	18,939	—	—	420	19,359
Issuance of common stock and OP Units	33	—	(743)	—	—	765	22
Other comprehensive loss	—	—	—	(1,792)	—	—	(1,792)
Conversion of Operating Partnership units into common stock	1,903	19	19,223	—	—	(19,242)	—
Shared-based awards retained for taxes	—	—	(430)	—	—	—	(430)
Net income	—	—	—	—	138,308	2,814	141,122
Ending balance, September 30, 2015	298,488	$2,985	$3,260,930	$(6,227)	$(382,797)	$56,796	$2,931,687

Beginning balance, January 1, 2016	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302
Common stock dividends ($0.735 per common share)	—	—	—	—	(221,828)	—	(221,828)
Distributions to non-controlling interests	—	—	—	—	—	(2,304)	(2,304)
Equity based compensation expense	—	—	7,954	—	—	87	8,041
Issuance of common stock and OP Units	207	2	(1,395)	—	—	1,604	211
Other comprehensive income	—	—	—	2,494	—	—	2,494
Conversion of Operating Partnership units into common stock	4,976	50	47,876	—	—	(47,926)	—
Shared-based awards retained for taxes	—	—	(3,206)	—	—	—	(3,206)
Net income	—	—	—	—	182,425	2,399	184,824
Ending balance, September 30, 2016	304,321	$3,043	$3,321,475	$(15)	$(440,348)	$4,379	$2,888,534
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$184,824	$141,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294,634	315,424
Debt premium and discount amortization	(10,630)	(13,972)
Deferred financing cost amortization	5,827	6,236
Above- and below-market lease intangible amortization	(29,471)	(34,367)
Provisions for impairment	1,971	807
Gain on disposition of operating properties	(10,232)	(9,224)
Equity based compensation	8,041	19,359
Other	797	106
(Gain) loss on extinguishment of debt, net	937	(4,502)
Changes in operating assets and liabilities:
Restricted cash	(2,651)	(1,782)
Receivables	4,042	10,502
Deferred charges and prepaid expenses	(33,101)	(23,932)
Other assets	350	(295)
Accounts payable, accrued expenses and other liabilities	3,201	6,442
Net cash provided by operating activities	418,539	411,924

Investing activities:
Improvements to and investments in real estate assets	(135,868)	(147,393)
Acquisitions of real estate assets	(6,733)	(52,278)
Proceeds from sales of real estate assets	31,068	41,795
Change in restricted cash attributable to investing activities	(1,548)	2,182
Purchase of marketable securities	(35,172)	(19,320)
Proceeds from sale of marketable securities	31,622	15,014
Net cash used in investing activities	(116,631)	(160,000)

Financing activities:
Repayment of debt obligations and financing liabilities	(865,918)	(733,815)
Repayment of borrowings under unsecured revolving credit facility	(805,000)	(1,118,475)
Proceeds from borrowings under unsecured revolving credit facility	481,000	619,000
Proceeds from unsecured term loan and notes	1,087,623	1,188,146
Deferred financing costs	(10,673)	(3,153)
Distributions to common stockholders	(220,627)	(201,398)
Distributions to non-controlling interests	(3,492)	(24,841)
Repurchase of common shares in conjunction with equity award plans	(3,206)	—
Net cash used in financing activities	(340,293)	(274,536)

Change in cash and cash equivalents	(38,385)	(22,612)
Cash and cash equivalents at beginning of period	69,528	60,595
Cash and cash equivalents at end of period	$31,143	$37,983

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,918 and $2,131	$183,505	$191,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2016	December 31, 2015
Assets
Real estate
Land	$2,004,264	$2,011,947
Buildings and improvements	8,955,726	8,920,903
	10,959,990	10,932,850
Accumulated depreciation and amortization	(2,100,229)	(1,880,685)
Real estate, net	8,859,761	9,052,165

Investments in and advances to unconsolidated joint ventures	5,044	5,019
Cash and cash equivalents	31,107	69,506
Restricted cash	45,662	41,462
Marketable securities	26,363	22,791
Receivables, net of allowance for doubtful accounts of $17,831 and $16,587	176,086	180,486
Deferred charges and prepaid expenses, net	127,201	109,149
Other assets	41,232	17,197
Total assets	$9,312,456	$9,497,775

Liabilities
Debt obligations, net	$5,857,431	$5,974,266
Accounts payable, accrued expenses and other liabilities	566,744	603,439
Total liabilities	6,424,175	6,577,705

Commitments and contingencies (Note 12)

Capital
Partnership common units: 304,698,828 and 304,366,215 units outstanding	2,888,287	2,922,565
Accumulated other comprehensive loss	(6)	(2,495)
Total capital	2,888,281	2,920,070
Total liabilities and capital	$9,312,456	$9,497,775
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$247,859	$245,829	$744,580	$733,429
Expense reimbursements	69,469	65,304	200,944	200,570
Other revenues	1,249	1,892	6,214	6,430
Total revenues	318,577	313,025	951,738	940,429

Operating expenses
Operating costs	31,041	27,952	97,507	93,779
Real estate taxes	47,812	45,472	130,886	133,635
Depreciation and amortization	98,337	102,439	294,634	315,424
Provision for doubtful accounts	2,218	1,953	6,579	6,973
Impairment of real estate assets	1,971	—	1,971	807
General and administrative	21,787	22,030	69,709	73,030
Total operating expenses	203,166	199,846	601,286	623,648

Other income (expense)
Dividends and interest	89	57	481	241
Interest expense	(57,855)	(61,567)	(171,482)	(186,289)
Gain on sale of real estate assets	2,450	—	10,232	9,224
Gain (loss) on extinguishment of debt, net	(1,042)	137	(949)	922
Other	(1,370)	2,880	(4,258)	(115)
Total other expense	(57,728)	(58,493)	(165,976)	(176,017)

Income before equity in income of unconsolidated joint ventures	57,683	54,686	184,476	140,764
Equity in income of unconsolidated joint ventures	122	133	348	358

Net income attributable to Brixmor Operating Partnership LP	$57,805	$54,819	$184,824	$141,122
Per common unit:
Net income attributable to partnership common units:
Basic	$0.19	$0.18	$0.61	$0.46
Diluted	$0.19	$0.18	$0.61	$0.46
Weighted average number of partnership common units:
Basic	304,659	304,270	304,577	303,899
Diluted	305,167	304,742	305,026	304,706
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Brixmor Operating Partnership LP	$57,805	$54,819	$184,824	$141,122
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate hedges	1,321	(112)	2,413	(1,831)
Unrealized gain (loss) on marketable securities	(54)	21	76	40
Total other comprehensive income (loss)	1,267	(91)	2,489	(1,791)
Comprehensive income attributable to Brixmor Operating Partnership LP	$59,072	$54,728	$187,313	$139,331
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Loss	Total
Beginning balance, January 1, 2015	$2,984,381	$(4,425)	$2,979,956
Distributions to partners	(206,798)	—	(206,798)
Equity based compensation expense	19,359	—	19,359
Other comprehensive loss	—	(1,791)	(1,791)
Issuance of OP Units	22	—	22
Share-based awards retained for taxes	(430)	—	(430)
Net income attributable to Brixmor Operating Partnership LP	141,122	—	141,122
Ending balance, September 30, 2015	$2,937,656	$(6,216)	$2,931,440

Beginning balance, January 1, 2016	$2,922,565	$(2,495)	$2,920,070
Distributions to partners	(224,148)	—	(224,148)
Equity based compensation expense	8,041	—	8,041
Other comprehensive income	—	2,489	2,489
Issuance of OP Units	211	—	211
Share-based awards retained for taxes	(3,206)	—	(3,206)
Net income attributable to Brixmor Operating Partnership LP	184,824	—	184,824
Ending balance, September 30, 2016	$2,888,287	$(6)	$2,888,281
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$184,824	$141,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294,634	315,424
Debt premium and discount amortization	(10,630)	(13,972)
Deferred financing cost amortization	5,827	6,236
Above- and below-market lease intangible amortization	(29,471)	(34,367)
Provisions for impairment	1,971	807
Gain on disposition of operating properties	(10,232)	(9,224)
Equity based compensation	8,041	19,359
Other	797	106
(Gain) loss on extinguishment of debt, net	937	(4,502)
Changes in operating assets and liabilities:
Restricted cash	(2,651)	(1,782)
Receivables	4,042	10,502
Deferred charges and prepaid expenses	(33,101)	(23,932)
Other assets	350	(295)
Accounts payable, accrued expenses and other liabilities	3,201	6,444
Net cash provided by operating activities	418,539	411,926

Investing activities:
Improvements to and investments in real estate assets	(135,868)	(147,393)
Acquisitions of real estate assets	(6,733)	(52,278)
Proceeds from sales of real estate assets	31,068	41,795
Change in restricted cash attributable to investing activities	(1,548)	2,182
Purchase of marketable securities	(35,163)	(19,316)
Proceeds from sale of marketable securities	31,622	15,014
Net cash used in investing activities	(116,622)	(159,996)

Financing activities:
Repayment of debt obligations and financing liabilities	(865,918)	(733,815)
Repayment of borrowings under unsecured revolving credit facility	(805,000)	(1,118,475)
Proceeds from borrowings under unsecured revolving credit facility	481,000	619,000
Proceeds from unsecured term loan and notes	1,087,623	1,188,146
Deferred financing costs	(10,673)	(3,153)
Partner distributions	(227,348)	(206,266)
Distributions to non-controlling interests	—	(19,870)
Net cash used in financing activities	(340,316)	(274,433)

Change in cash and cash equivalents	(38,399)	(22,503)
Cash and cash equivalents at beginning of period	69,506	60,450
Cash and cash equivalents at end of period	$31,107	$37,947

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,918 and $2,131	$183,505	$191,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed REIT. Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and development of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates the second largest open air retail portfolio in the United States, comprised primarily of community and neighborhood shopping centers.

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

BPG Sub also has elected to qualify as a REIT under the Code and is subject to the same tax requirements and tax treatment as the Parent Company. BPG Sub has a taxable REIT subsidiary, and the Parent Company and BPG Sub may in the future elect to treat newly formed subsidiaries as taxable REIT subsidiaries which would be subject to income tax. Taxable REIT subsidiaries may participate in non-real estate-related activities and/or perform non-

customary services for tenants and are subject to United States federal and state income tax at regular corporate tax rates.

The Company has analyzed the tax position taken on income tax returns for the open 2013 through 2015 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2016 and December 31, 2015.

New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230)." ASU 2016-15 provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees.  The standard is effective on January 1, 2018, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-015 will have on the unaudited Condensed Consolidated Financial Statements of the Company.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)." ASU 2016-09 sets out improvements to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The standard is effective on January 1, 2017, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-09 will have on the unaudited Condensed Consolidated Financial Statements of the Company.

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

In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation.” ASU 2015-02 updates to include all reporting entities within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 was effective for public businesses for interim and annual periods beginning after December 15, 2015. This ASU was effective for the Company beginning in the first quarter of the year ending December 31, 2016. The Company has evaluated the impact of the adoption of ASU 2015-02 on its unaudited Condensed Consolidated Financial Statements and has determined under ASU 2015-02 the Operating Partnership is considered a variable interest entity (“VIE”). The Parent Company is the primary beneficiary of the VIE and the Parent Company’s partnership interest is considered a majority voting interest. As such, this standard did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

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

2. Acquisition of Real Estate
During the three and nine months ended September 30, 2016, the Company acquired the following (dollars in thousands):

				Purchase Price
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Total
Building at Rose Pavilion	Pleasanton, CA	Sept-16	28,530	$6,733	$—	$6,733
During the nine months ended September 30, 2015, the Company acquired the following, in separate transactions (dollars in thousands):

				Purchase Price
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Total
Building at Bardin Place Center	Arlington, TX	Jun-15	96,127	$9,258	$—	$9,258
Larchmont Centre	Mt. Laurel, NJ	Jun-15	103,787	11,000	7,000	18,000
Webster Square Shopping Center	Marshfield, MA	Jun-15	182,756	31,950	—	31,950
			382,670	$52,208	$7,000	$59,208
The aggregate purchase price of the properties acquired during the nine months ended September 30, 2016 and 2015, respectively, has been allocated as follows (2016 allocation amounts are preliminary and 2015 allocation amounts are final):

	Nine Months Ended September 30,
Assets	2016	2015
Land	$2,829	$13,004
Buildings	3,552	35,606
Building and tenant improvements	352	7,006
Above market rents	—	95
In-Place leases	—	4,101
Real estate, net	6,733	59,812
Deferred charges and prepaid expenses, net	—	1,792
Total assets	6,733	61,604

Liabilities
Secured loan payable	$—	$7,000
Secured loan fair value adjustment	—	440
Debt obligations, net	—	7,440
Accounts payable, accrued expenses and other liabilities (Below Market Leases)	—	1,956
Total liabilities	—	9,396
Net Assets Acquired	$6,733	$52,208

In addition, the Company acquired the following outparcel buildings and land parcels adjacent to existing Company owned shopping centers in connection with its repositioning activities at those centers: (i) during the nine months ended September 30, 2016, two land parcels and one outparcel building for an aggregate purchase price of $1.2 million; (ii) during the three months ended September 30, 2015, two outparcel buildings for an aggregate purchase price of $6.5 million; and (iii) during the nine months ended September 30, 2015, four outparcel buildings for an aggregate purchase price of $8.6 million. These amounts are included in Improvements to and investments in real estate assets on the Company’s unaudited Condensed Consolidated Statement of Cash Flows.

The real estate operations acquired were not considered material to the Company, individually or in the aggregate, and therefore pro forma financial information is not necessary.

During the three months ended September 30, 2016 and 2015, the Company incurred $0.1 million and $0.1 million of transaction expenses, respectively. During the nine months ended September 30, 2016 and 2015, the Company incurred $0.3 million and $1.6 million of transaction expenses, respectively. These amounts are included in Other in the Company’s unaudited Condensed Consolidated Statements of Operations.

3.    Dispositions and Assets Held for Sale
During the three months ended September 30, 2016, the Company disposed of two shopping centers for net proceeds of $10.6 million resulting in a gain of $2.5 million. During the nine months ended September 30, 2016, the Company disposed of four shopping centers and one outparcel building for net proceeds of $31.1 million resulting in a gain of $10.2 million and an impairment of less than $0.1 million. The Company had two properties classified as held for sale as of September 30, 2016 with a carrying value of $24.1 million. In connection with these properties becoming held for sale, the Company recognized a $2.0 million impairment to reduce the carrying value of one of the properties to its estimated net realizable value. The impairment charge was based upon the sales price in the signed contract with the third party buyer, adjusted to reflect associated disposition costs. These inputs are classified as Level 3 of the fair value hierarchy. The Company did not have any properties classified as held for sale as of December 31, 2015.

During the nine months ended September 30, 2015, the Company disposed of four shopping centers and two outparcel buildings for net proceeds of $41.8 million resulting in a gain of $9.2 million and an impairment of $0.8 million. The impairment charge was based upon the sales price in the signed contract with the third party buyer, adjusted to reflect associated disposition costs. These inputs are classified as Level 3 of the fair value hierarchy. The results of operations from the disposed shopping centers are included in income from continuing operations.

There were no discontinued operations for the three and nine months ended September 30, 2016 and 2015 as none of the dispositions represented a strategic shift in the Company's business that would qualify as discontinued operations.

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2016	December 31, 2015
Land	$2,004,264	$2,011,947
Buildings and improvements:
Buildings and tenant improvements	8,110,633	8,043,325
Lease intangibles (1)	845,093	877,578
	10,959,990	10,932,850
Accumulated depreciation and amortization (1)	(2,100,229)	(1,880,685)
Total	$8,859,761	$9,052,165

(1)
At September 30, 2016 and December 31, 2015, Lease intangibles consisted of the following: (i) $766.7 million and $796.8 million, respectively, of in-place leases, (ii) $78.4 million and $80.8 million, respectively, of above-market leases, and (iii) $629.0 million and $606.5 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at September 30, 2016 and December 31, 2015, the Company had intangible liabilities relating to below-market leases of $493.3 million and $505.8 million, respectively, and accumulated amortization of $260.7 million and $237.2 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets, are accreted over the term of each related lease, including any renewal periods that are considered to be below market.

Net above and below market lease intangible accretion income for the three months ended September 30, 2016 and 2015 was $9.4 million and $9.9 million, respectively. Net above and below market lease intangible accretion income for the nine months ended September 30, 2016 and 2015 was $29.5 million and $34.4 million, respectively. These amounts are included in Rental income in the Company's unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2016 and 2015 was $14.5 million and $20.7 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2016 and 2015 was $47.7 million and $67.9 million, respectively. These amounts are included in Depreciation and amortization in the Company's unaudited Condensed Consolidated Statements of Operations. The estimated net accretion (income) and amortization expense associated with the Company’s above and below market leases and in-place leases for the next five years are as follows:

Year ending December 31,	Above- and below-market lease accretion (income), net	In-place leases amortization expense
2016 (remaining three months)	$(8,005)	$13,071
2017	(29,198)	40,948
2018	(26,285)	31,721
2019	(22,054)	24,925
2020	(17,606)	18,892

On a continuous basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the Company’s assets (including any related amortizable intangible assets or liabilities) may be impaired. To the extent impairment has occurred, the carrying value of the asset would be adjusted to an amount to reflect the estimated fair value of the asset. See Note 3 for information regarding impairment charges taken in connection with the disposition of certain properties and certain properties classified as held for sale.

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

Cash Flow Hedges of Interest Rate Risk
The Company uses interest rate swaps to manage its exposure to changes in benchmark interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three and nine months ended September 30, 2016 and 2015, the Company did not enter into any new interest rate swap agreements. See note 14 for additional information on interest rate swap agreements entered into by the Company during October 2016.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2016 is as follows:

	Number of Instruments	Notional Amount
Interest Rate Swaps	5	$1,500,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of September 30, 2016 and December 31, 2015, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2016	December 31, 2015
Gross derivative assets	$—	$—
Gross derivative liabilities	(23)	(2,437)
Net derivative liability	$(23)	$(2,437)

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

The effective portion of the Company's interest rate swaps that was recorded in the Company’s unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized gain (loss) on interest rate swaps	$79	$(2,477)	$(1,704)	$(9,150)
Amortization of interest rate swaps to interest expense	$1,242	$2,365	$4,117	$7,319

The Company estimates that less than $0.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense through the expiration of the Company's interest rate swaps on October 1, 2016. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2016 and 2015.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2016 and December 31, 2015, the Company did not have any non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest, or approximately $0.4 million.

6.    Debt Obligations
As of September 30, 2016 and December 31, 2015, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2016	December 31, 2015	Stated Interest Rates	Scheduled Maturity Date
Secured loans(1)
Fixed rate secured loans(2)	$1,360,845	$2,226,763	4.40% - 8.00%	2016 – 2024
Net unamortized premium	27,432	40,508
Net unamortized debt issuance cost	(498)	(1,752)
Total secured loans, net	$1,387,779	$2,265,519

Notes payable
Unsecured notes(3)	$2,318,453	$1,218,453	3.25% - 7.97%	2022 - 2029
Net unamortized discount	(9,403)	(4,676)
Net unamortized debt issuance cost	(18,048)	(9,923)
Total notes payable, net	$2,291,002	$1,203,854

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$1,592,000	$1,916,000	1.76% - 1.91%	2018 – 2021
Unsecured Term Loan	600,000	600,000	1.96%	2019
Net unamortized debt issuance cost	(13,350)	(11,107)
Total Unsecured Credit Facility and Term Loan	$2,178,650	$2,504,893

Total debt obligations, net	$5,857,431	$5,974,266

(1)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of September 30, 2016 of approximately $2.1 billion.

(2)	The weighted average interest rate on the Company’s fixed rate secured loans was 6.05% as of September 30, 2016.

(3)	The weighted average interest rate on the Company’s unsecured notes was 3.82% as of September 30, 2016.

(4)
The Amended Credit Facility (as defined below) consists of a $1.25 billion revolving credit facility, a $1.0 billion term loan and a $0.5 billion term loan. The Company had interest rate swap agreements that converted the floating interest rate on the $1.5 billion of term loans to a fixed, combined interest rate of 0.844% plus an interest spread of 135 basis points. These swap agreements expired on October 1, 2016. See Note 14 for more information on swaps entered into during October 2016.

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

In July 2016, the Operating Partnership entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), and the lenders party thereto as set forth in the Amended Credit Facility. The Amended Credit Facility amends and restates the Company's $2.75 billion Revolving Credit and Term Loan Agreement, dated as of July 16, 2013, as amended (the “Unsecured Credit Facility”).

The Amended Credit Facility provides for (1) revolving loan commitments of $1.25 billion (the “Revolving Facility”) maturing July 31, 2020 (representing a three-year extension from the applicable maturity date under the Unsecured

Credit Facility) and (2) a reallocation of the term loan under the Unsecured Credit Facility that was to mature on July 31, 2018 into two non-amortizing term loan tranches comprised of a $1.0 billion tranche A term loan maturing July 31, 2018 (the “Tranche A Term Loan”), and a $500.0 million tranche B term loan maturing July 31, 2021 (the “Tranche B Term Loan”). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a 0.075% fee on the extended commitments. The Amended Credit Facility includes the option to increase the revolving loan commitments by, or add term loans in an amount, up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.

Borrowings under the Amended Credit Facility will bear interest, at the Operating Partnership’s option, (1) with respect to the Revolving Facility, at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% or a base rate plus a margin ranging from 0.00% to 0.55%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating and (2) with respect to each of the Tranche A Term Loan and Tranche B Term Loan, at a rate of either LIBOR plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating. The base rate is the highest of the Agent’s prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR plus 1.00%. In addition, the Amended Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on the Operating Partnership’s credit rating) on the total commitments under the Revolving Facility.

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

In August 2016, the Operating Partnership issued $500.0 million aggregate principal amount of 3.250% Senior Notes due 2023 (the “2023 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's Revolving Facility, and for general corporate purposes.  The 2023 Notes bear interest at a rate of 3.250% per annum, payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2017. The 2023 Notes will mature on September 15, 2023. The 2023 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2023 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2023 Notes.  If the 2023 Notes are redeemed on or after July 15, 2023 (two months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2023 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the nine months ended September 30, 2016, the Company repaid $849.5 million of secured loans, resulting in a $1.5 million gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Revolving Facility and proceeds from the issuance of senior unsecured notes. In connection with the execution of the Amended Credit Facility, the Company recognized a $2.5 million loss on extinguishment of debt.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2016.

Debt Maturities
As of September 30, 2016 and December 31, 2015, the Company had accrued interest of $23.8 million and $31.1 million outstanding, respectively. As of September 30, 2016, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2016 (remaining three months)	$11,782
2017	349,659
2018	1,019,476
2019	620,126
2020	858,577
Thereafter	3,011,678
Total debt maturities	5,871,298
Net unamortized premiums on secured loans	27,432
Net unamortized discount on notes	(9,403)
Net unamortized debt issuance costs	(31,896)
Total debt obligations, net	$5,857,431

7.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2016		December 31, 2015
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$1,387,779	$1,491,125	$2,265,519	$2,367,070
Notes payable	2,291,002	2,389,624	1,203,854	1,198,504
Unsecured Credit Facility and Term Loan	2,178,650	2,193,861	2,504,893	2,516,000
Total debt obligations, net	$5,857,431	$6,074,610	$5,974,266	$6,081,574

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2016
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$26,580	$1,483	$25,097	$—

Liabilities:
Interest rate derivatives	$(23)	$—	$(23)	$—

	Fair Value Measurements as of December 31, 2015
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$23,001	$1,167	$21,834	$—

Liabilities:
Interest rate derivatives	$(2,437)	$—	$(2,437)	$—

(1)	As of September 30, 2016 and December 31, 2015 marketable securities included less than $0.1 million of net unrealized gain and $0.1 million of net unrealized losses, respectively.

The Company’s impairment charges are measured at fair value on a non-recurring basis. See Note 3 for fair value information on the impairment charges.

8. Equity and Capital
ATM
In 2015, the Parent Company entered into an at-the-market equity offering program (“ATM”) through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. No shares have been issued under the ATM and as a result $400.0 million of common stock remained available for issuance under the ATM as of September 30, 2016.

Common Stock
During the nine months ended September 30, 2016 and 2015, the Company withheld 127,295 shares and 12,754 shares respectively, in connection with common shares surrendered to the Company to satisfy statutory minimum tax withholding obligations on the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plans.

Dividends and Distributions
During the three months ended September 30, 2016 and 2015, the Company declared common stock dividends and OP unit distributions of $0.245 per share/unit and $0.225 per share/unit, respectively. During the nine months ended September 30, 2016 and 2015, the Company declared common stock dividends and OP unit distributions of $0.735 per share/unit and $0.675 per share/unit, respectively. As of September 30, 2016 and December 31, 2015, the Company had declared but unpaid common stock dividends and OP unit distributions of $75.8 million and $76.0 million, respectively. These amounts are included in accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
As of September 30, 2016, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 99.9% of the outstanding OP Units. Certain members of the Parent Company’s current and former management collectively own the remaining 0.1% of the outstanding OP Units. During the nine months ended September 30, 2016, certain investment funds affiliated with The Blackstone Group L.P. (“Blackstone”) converted all their remaining OP Units into common stock. Holders of OP Units (other than the Parent Company, BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of the Parent Company’s common stock or, at the Parent Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by the Parent Company is equivalent to the number of outstanding shares of the Parent Company’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of the Parent Company’s common stockholders.

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

During the nine months ended September 30, 2016, the Company granted RSUs in the Company to certain employees. During the year ended December 31, 2015, the Company granted RSUs in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, with each tranche subject to separate performance-based vesting conditions, market-based vesting conditions and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to time-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.8 million and 0.7 million for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively, with vesting periods ranging from one to five years.

During the nine months ended September 30, 2016, the Company reversed $2.6 million of previously recognized equity compensation expense as a result of forfeitures and recognized $2.7 million of expense associated with the accelerated issuance of shares, both in connection with the separation of several Company executives. During the nine months ended September 30, 2015, as a result of it becoming probable that the Company’s pre-IPO owners would receive a 15% internal rate of return on their investment, the Company recognized $9.9 million of equity based compensation expense as a component of General and administrative expense in the Company's unaudited Condensed Consolidated Statements of Operations. The Company recognized $3.5 million and $3.8 million of equity based compensation expense for the three months ended September 30, 2016 and 2015, respectively. The Company recognized $8.0 million and $19.3 million of equity based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had $14.6 million of total unrecognized compensation cost related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Computation of Basic Earnings Per Share:
Net income	$57,805	$54,819	$184,824	$141,122
Income attributable to non-controlling interests	(313)	(1,046)	(2,399)	(2,814)
Non-forfeitable dividends on unvested restricted shares	(9)	(6)	(26)	(17)
Net income attributable to the Company’s common stockholders for basic earnings per share	$57,483	$53,767	$182,399	$138,291

Weighted average number shares outstanding - basic	303,013	298,464	300,697	297,714

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income (1)	$0.19	$0.18	$0.61	$0.46

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for basic earnings per share	$57,483	$53,767	$182,399	$138,291
Allocation of net income to dilutive convertible non-controlling interests	—	—	—	2,814
Net income attributable to the Company’s common stockholders for diluted earnings per share	$57,483	$53,767	$182,399	$141,105

Weighted average shares outstanding - basic	303,013	298,464	300,697	297,714
Effect of dilutive securities:
Conversion of OP Units	—	—	—	6,185
Equity awards	508	472	449	807
Weighted average shares outstanding - diluted (2)	303,521	298,936	301,146	304,706

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income (1)	$0.19	$0.18	$0.61	$0.46

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the nine months ended September 30, 2016 and 2015 due to rounding.

(2)
For the three months ended September 30, 2016 and 2015, the weighted average number of vested OP Units outstanding was 1.6 million and 5.8 million, respectively and was not dilutive. For the nine months ended September 30, 2016, the weighted average number of vested OP Units outstanding was 3.9 million and was not dilutive.

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$57,805	$54,819	$184,824	$141,122
Non-forfeitable dividends on unvested restricted shares	(9)	(6)	(26)	(17)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$57,796	$54,813	$184,798	$141,105

Weighted average number of common units outstanding - basic	304,659	304,270	304,577	303,899

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income (1)	$0.19	$0.18	$0.61	$0.46

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$57,796	$54,813	$184,798	$141,105

Weighted average common units outstanding - basic	304,659	304,270	304,577	303,899
Effect of dilutive securities:
Equity awards	508	472	449	807
Weighted average common units outstanding - diluted	305,167	304,742	305,026	304,706

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income (1)	$0.19	$0.18	$0.61	$0.46

(1)	The sum of the quarterly Basic and Diluted earnings per unit may not equal the Basic and Diluted earnings per unit for the nine months ended September 30, 2016 and 2015 due to rounding.

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

Prior to the Company’s February 8, 2016 announcement, the Company voluntarily reported to the SEC the matters described above. The SEC has commenced an investigation with respect to these matters, and the Company is cooperating fully. In addition, the Company was contacted by the United States Attorney's Office for the Southern District of New York which advised that it is investigating these matters as well and the Company is cooperating fully.

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

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the three months ended September 30, 2016 and 2015, the Company recognized rent expense associated with these leases of $1.9 million and $2.4 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized rent expense associated with these leases of $6.5 million and $7.4 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2016 (remaining three months)	$1,776
2017	7,336
2018	6,902
2019	6,750
2020	5,936
Thereafter	85,745
Total minimum annual rental commitments	$114,445

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

As of September 30, 2016 and December 31, 2015, there were no material receivables from related parties. As of September 30, 2016 and December 31, 2015 there were no material payables to related parties.

14.    Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2016 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2016 through the date the financial statements were issued other than the following:

•
During October 2016, the Company entered into nine forward starting interest rate swap agreements (“Swaps”) with an effective date of November 1, 2016 and an aggregate notional value of $1.4 billion to hedge the variable cash flows associated with floating Libor based interest rates under the Company's Amended Unsecured Credit Facility and Amended Term Loan. The Swaps have expiration dates ranging from July 31, 2018 to July 30, 2021.

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

Executive Summary
Our Company
We believe we operate the second largest open air retail portfolio in the United States, comprised primarily of community and neighborhood shopping centers. As of September 30, 2016, we owned interests in 514 shopping centers (the “Portfolio”), including 513 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture. Our high quality national Portfolio is diversified by geography, tenancy and retail format, and our shopping centers are primarily anchored by market-leading grocers, value-oriented retailers and service and entertainment users. The Parent Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and has maintained such requirements for our taxable year ended December 31, 2015, and expects to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to BPG’s stockholders through a combination of income growth and value-creation at the asset level. We seek to achieve this through ownership of a large, high quality, diversified portfolio of open air shopping centers and by generating meaningful NOI growth from the Portfolio. We expect that the major drivers of this growth will be a combination of positive rent spreads from below-market in-place leases and above average lease rollover, occupancy increases, annual contractual rent increases across the portfolio and the execution of embedded anchor space repositioning, redevelopment and outparcel development opportunities.

We expect the following set of core competencies to position us to execute on our growth strategies:

•
Embedded Anchor Space Repositioning, Redevelopment and Outparcel Development Expertise - We have completed anchor space repositioning, redevelopment and outparcel development projects totaling over $1.2 billion since January 1, 2003.

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

•
Fully-Integrated Operating Platform - We operate a fully-integrated, comprehensive platform, leveraging our national scope and demonstrating our commitment to a regional and local presence. We provide our tenants with dedicated service through our network of four regional offices in Atlanta, Chicago, San Diego and Philadelphia, as well as 11 leasing and property management satellite offices throughout the country. We believe that this strategy enables us to obtain critical market intelligence and to benefit from the regional and local expertise of our workforce.

•	Experienced Management - Senior members of our management team are experienced real estate operators with deep industry expertise and retailer relationships.

Recent Developments
For a discussion of recent events related to a review conducted by our Audit Committee, related management changes, and the risks related thereto, see Item 1 “Business-Recent Developments,” Item 1A “Risk Factors-Risks Related to Recent Events,” and Item 9A “Controls and Procedures” in our annual report on Form 10-K for the fiscal year ended December 31, 2015. Additionally please see Item 4 “Controls and Procedures” filed within this form 10-Q for further information regarding remediation measures taken by the Company during the nine months ended September 30, 2016.

Other Factors That May Influence our Future Results
We derive our revenues primarily from rents and expense reimbursements due to us from tenants under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us under contractual lease obligations for their proportional share of the property’s operating expenses, insurance and real estate taxes and certain capital expenditures related to maintenance of the properties.

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

Our operating costs include property-related costs, including repairs and maintenance, landscaping, snow removal, utilities, property insurance costs, security, ground rent expense related to properties for which we are the lessee and various other property related costs. Increases in our operating expenses, to the extent they are not offset by revenue increases, may impact our overall performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

Portfolio and Financial Highlights

•	Billed occupancy for the Portfolio was 90.6% and 90.9% as of September 30, 2016 and 2015, respectively. Leased occupancy for the Portfolio was 92.6% as of September 30, 2016 and 2015.

•
During the three months ended September 30, 2016, we executed 513 total leases in our Portfolio totaling 3.5 million square feet of GLA, including 191 new leases totaling 0.8 million square feet of GLA, 229 renewal leases totaling 1.2 million square feet of GLA and 93 option leases totaling 1.5 million square feet of GLA.  The average annualized cash base rent (“ABR”) per leased square foot of the new leases was $15.53 and the average ABR per leased square foot of the new and renewal leases was $13.40.  The average cost per square foot for tenant improvements and leasing commissions for new leases was $20.83 and $3.37, respectively.  The average cost per square foot for tenant improvements and leasing commissions for both new and renewal leases was $8.72 and $1.38, respectively. The average ABR under the comparable new leases increased 26.2% from the prior tenant’s ABR and increased 14.7% for both comparable new and renewal leases from the ABR under the prior leases.

•
During the nine months ended September 30, 2016, we executed 1,564 total leases in our Portfolio totaling 10.7 million square feet of GLA, including 569 new leases totaling 2.6 million square feet of GLA and 720 renewal leases totaling 3.3 million square feet of GLA and 275 option leases totaling 4.8 million square feet of GLA.  The average ABR per leased square foot of the new leases was $15.40 and the average ABR per leased square foot of the new and renewal leases was $14.93.  The average cost per square foot for tenant improvements and leasing commissions for new leases was $20.59 and $3.28, respectively.  The average cost per square foot for tenant improvements and leasing commissions for both new and renewal leases was $9.26 and $1.48, respectively. The average ABR under the comparable new leases increased 28.4% from the prior tenant’s ABR and increased 15.5% for both comparable new and renewal leases from the ABR under the prior leases.

Acquisition Activity

•	During the nine months ended September 30, 2016, we acquired two land parcels and two outparcel buildings, adjacent to currently owned shopping centers, for $7.9 million.

Disposition Activity

•
During the nine months ended September 30, 2016, we disposed of four shopping centers and one outparcel building for net proceeds of $31.1 million resulting in a gain of $10.3 million and an impairment of less than $0.1 million.

Results of Operations
The results of operations discussion is combined for the Parent Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
Revenues (in thousands)

	Three Months Ended September 30,
	2016	2015	$ Change
Revenues
Rental income	$247,859	$245,829	$2,030
Expense reimbursements	69,469	65,304	4,165
Other revenues	1,249	1,892	(643)
Total revenues	$318,577	$313,025	$5,552

Rental income
The increase in rental income for the three months ended September 30, 2016 of $2.0 million, as compared to the corresponding period in 2015, was primarily due to (i) a $4.9 million increase in base rent, partially offset by (ii) a $1.2 million decrease in straight-line rent, (iii) a $0.6 million decrease in above and below market lease accretion and (iv) a $0.4 million decrease in lease settlement income. The base rent increase was driven primarily by contractual rent increases from properties owned for the entirety of both periods as well as positive rent spreads of 11.3% in 2016 and 14.9% in 2015 for new and renewal leases and option exercises.

Expense reimbursements
The increase in expense reimbursements for the three months ended September 30, 2016 of $4.2 million, as compared to the corresponding period in 2015, was primarily due to an increase in reimbursable real estate tax expenses and operating expenses.

Other revenues
The decrease in other revenues for the three months ended September 30, 2016 of $0.6 million, as compared to the corresponding period in 2015, was primarily due to a decrease of $0.5 million in percentage rents.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2016	2015	$ Change
Operating expenses
Operating costs	$31,041	$27,952	$3,089
Real estate taxes	47,812	45,472	2,340
Depreciation and amortization	98,337	102,439	(4,102)
Provision for doubtful accounts	2,218	1,953	265
Impairment of real estate assets	1,971	—	1,971
General and administrative	21,787	22,030	(243)
Total operating expenses	$203,166	$199,846	$3,320

Operating costs
The increase in operating costs for the three months ended September 30, 2016 of $3.1 million, as compared to the corresponding period in 2015, was primarily due to an increase in repair and maintenance costs and insurance expenses.

Real estate taxes
The increase in real estate taxes for the three months ended September 30, 2016 of $2.3 million, as compared to the corresponding period in 2015, was primarily due to increased tax assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended September 30, 2016 of $4.1 million, as compared to the corresponding period in 2015, was primarily due to the continued decrease in acquired in-place lease intangibles with remaining net book value.

Provision for doubtful accounts
Provision for doubtful accounts remained generally consistent for the three months ended September 30, 2016 as compared to the corresponding period in 2015.

Impairment of real estate assets
During the three months ended September 30, 2016, one of the shopping centers that was disposed for net proceeds of $5.0 million and one of the shopping centers classified as held for sale resulted in an aggregate impairment of $2.0 million.

General and administrative
General and administrative costs remained generally consistent for the three months ended September 30, 2016 as compared to the corresponding period in 2015.

During the three months ended September 30, 2016 and 2015, personnel costs of $1.7 million and $1.6 million, respectively, were capitalized to building and improvements for capital projects and leasing costs of $3.7 million and $3.7 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2016	2015	$ Change
Other income (expense)
Dividends and interest	$89	$57	$32
Interest expense	(57,855)	(61,567)	3,712
Gain on sale of real estate assets	2,450	—	2,450
Gain (loss) on extinguishment of debt, net	(1,042)	137	(1,179)
Other	(1,370)	2,880	(4,250)
Total other income (expense)	$(57,728)	$(58,493)	$765

Dividends and interest
Dividend and interest remained generally consistent for the three months ended September 30, 2016 as compared to the corresponding period in 2015.

Interest expense
The decrease in interest expense for the three months ended September 30, 2016 of $3.7 million, as compared to the corresponding period in 2015, was primarily due to the 2016 and 2015 secured loan and unsecured note repayments totaling $1.9 billion with a weighted-average interest rate of 5.68%, partially offset by the issuance of $2.3 billion of senior unsecured notes with a weighted average interest rate of 3.80%. The balance on the Company’s Revolving Facility decreased by $427.5 million during 2015 and 2016 from a balance of $519.5 million on January 1, 2015 to $92.0 million at September 30, 2016.

Gain on the sale of real estate assets
During the three months ended September 30, 2016, one of the shopping centers that was disposed for net proceeds of $5.6 million resulted in a gain of $2.5 million.

Gain (loss) on extinguishment of debt, net
During the three months ended September 30, 2016, $681.0 million of secured loans were repaid, resulting in a $1.4 million net gain on extinguishment of debt. In addition, the Company recognized a $2.5 million loss on extinguishment of debt in connection with the execution of the Amended Credit Facility. During the three months ended September 30, 2015, $106.4 million of secured loans and $125.0 million of unsecured notes were repaid, resulting in a $0.1 million net gain on extinguishment of debt.

Other
The increase in other expense, net for the three months ended September 30, 2016 of $4.3 million, as compared to the corresponding period in 2015, was primarily due to $3.9 million of income recognized in 2015 related to net adjustments to pre-IPO tax reserves and receivables.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three Months Ended September 30,
	2016	2015	$ Change
Equity in income of unconsolidated joint ventures	$122	$133	$(11)

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained generally consistent for the three months ended September 30, 2016 as compared to the corresponding period in 2015.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
Revenues (in thousands)

	Nine Months Ended September 30,
	2016	2015	$ Change
Revenues
Rental income	$744,580	$733,429	$11,151
Expense reimbursements	200,944	200,570	374
Other revenues	6,214	6,430	(216)
Total revenues	$951,738	$940,429	$11,309

Rental income
The increase in rental income for the nine months ended September 30, 2016 of $11.2 million, as compared to the corresponding period in 2015, was primarily due to (i) a $16.3 million increase in base rent and (ii) a $6.2 million bankruptcy settlement of a former tenant, partially offset by (iii) a $4.9 million decrease in above and below market lease accretion and (iv) a $4.0 million decrease in straight-line rent. The base rent increase was driven primarily by contractual rent increases from properties owned for the entirety of both periods as well as positive rent spreads of 11.3% in 2016 and 14.9% in 2015 for new and renewal leases and options exercises.

Expense reimbursements
The increase in expense reimbursements for the nine months ended September 30, 2016 of $0.4 million, as compared to the corresponding period in 2015, was primarily due to increased reimbursable operating expenses, partially offset by a decrease in reimbursable real estate tax expenses as a result of annual real estate tax reconciliations and the receipt of tax refunds.

Other revenues
Other revenues remained generally consistent for the nine months ended September 30, 2016 as compared to the corresponding period in 2015.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2016	2015	$ Change
Operating expenses
Operating costs	97,507	93,779	$3,728
Real estate taxes	130,886	133,635	(2,749)
Depreciation and amortization	294,634	315,424	(20,790)
Provision for doubtful accounts	6,579	6,973	(394)
Impairment of real estate assets	1,971	807	1,164
General and administrative	69,709	73,030	(3,321)
Total operating expenses	$601,286	$623,648	$(22,362)

Operating costs
The increase in operating costs for the nine months ended September 30, 2016 of $3.7 million, as compared to the corresponding period in 2015, was primarily due to an increase in repair and maintenance costs and insurance expenses, partially offset by a decrease in utility expenses.

Real estate taxes
The decrease in real estate taxes for the nine months ended September 30, 2016 of $2.7 million, as compared to the corresponding period in 2015, was primarily due to annual real estate tax reconciliations and the receipt of tax refunds.

Depreciation and amortization
The decrease in depreciation and amortization for the nine months ended September 30, 2016 of $20.8 million, as compared to the corresponding period in 2015, was primarily due to the continued decrease in acquired in-place lease intangibles with remaining net book value.

Provision for doubtful accounts
The decrease in provision for doubtful accounts for the nine months ended September 30, 2016 of $0.4 million, as compared to the corresponding period in 2015, was primarily due to an increase in recoveries of amounts previously written off.

Impairment of real estate assets
During the nine months ended September 30, 2016, one of the shopping centers that was disposed for net proceeds of $5.0 million and one of the shopping centers classified as held for sale resulted in an aggregate impairment of $2.0 million. During the nine months ended September 30, 2015, one of the shopping centers that was disposed for net proceeds of $9.9 million resulted in an impairment of $0.8 million.

General and administrative
The decrease in general and administrative costs for the nine months ended September 30, 2016 of $3.3 million, as compared to the corresponding period in 2015, was primarily due to (i) $9.9 million of expense associated with the vesting of certain pre-IPO equity awards in 2015 and (ii) a decrease in corporate office rent, partially offset by (iii) increased expenses associated with the Audit Committee review and (iv) 2016 severance expenses associated with former executives of the Company as well as expenses associated with the interim and new executive team.

During the nine months ended September 30, 2016 and 2015, personnel costs of $4.8 million and $4.6 million, respectively, were capitalized to building and improvements for capital projects and leasing costs of $11.5 million and $11.2 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2016	2015	$ Change
Other income (expense)
Dividends and interest	481	241	$240
Interest expense	(171,482)	(186,289)	14,807
Gain on sale of real estate assets	10,232	9,224	1,008
Gain (loss) on extinguishment of debt, net	(949)	922	(1,871)
Other	(4,258)	(115)	(4,143)
Total other income (expense)	$(165,976)	$(176,017)	$10,041

Dividends and interest
The increase in dividends and interest for the nine months ended September 30, 2016 of $0.2 million, as compared to the corresponding period in 2015, was primarily due to interest income recognized in connection with a tax refund.

Interest expense
The decrease in interest expense for the nine months ended September 30, 2016 of $14.8 million, as compared to the corresponding period in 2015, was primarily due to the 2016 and 2015 secured loan and unsecured note repayments of $1.9 billion with a weighted-average interest rate of 5.68%, partially offset by the issuance of $2.3 billion of senior unsecured notes with a weighted average interest rate of 3.80%. The balance on the Company’s Revolving Facility decreased by $427.5 million during 2015 and 2016 from a balance of $519.5 million on January 1, 2015 to $92.0 million at September 30, 2016.

Gain on the sale of real estate assets
During the nine months ended September 30, 2016, three of the shopping centers and one outparcel building that were disposed for net proceeds of $26.2 million resulting in a gain of $10.2 million. During the nine months ended September 30, 2015, three of the shopping centers and two outparcel buildings that were disposed for net proceeds of $31.9 million resulting in an aggregate gain of $9.2 million.

Gain (loss) on extinguishment of debt, net
During the nine months ended September 30, 2016, $849.5 million of secured loans were repaid, resulting in a $1.5 million net gain on extinguishment of debt. In addition, the Company recognized a $2.5 million loss on extinguishment of debt in connection with the execution of the Amended Credit Facility. During the nine months ended September 30, 2015, $487.7 million of secured loans and $225.0 million of unsecured notes were repaid, resulting in a $0.9 million net gain on extinguishment of debt.

Other
The increase in other expense, net for the nine months ended September 30, 2016 of $4.1 million, as compared to the corresponding period in 2015, was primarily due to (i) $3.9 million of income in 2015 related to net adjustments to pre-IPO tax reserves and receivables, (ii) $0.8 million of income in 2015 related to the resolution of certain contingencies for disposed properties, (iii) a $0.7 million increase in other non-operating expenses, partially offset by (v) a $1.3 million decrease in transaction expenses.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Nine Months Ended September 30,
	2016	2015	$ Change
Equity in income of unconsolidated joint ventures	348	358	$(10)

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained generally consistent for the nine months ended September 30, 2016 as compared to the corresponding period in 2015.

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

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing revolving credit facility;

•	issuance of long-term debt;

•	asset sales; and

•	issuance of equity securities.

Uses

•	leasing costs and tenant improvements and allowances;

•	anchor space repositioning and redevelopment programs at individual properties;

•	recurring maintenance capital expenditures;

•	debt maturities and repayment requirements;

•	acquisitions; and

•	dividend/distribution payments

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by operating activities	$418,539	$411,924
Cash flows used in investing activities	$(116,631)	$(160,000)
Cash flows used in financing activities	$(340,293)	$(274,536)

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by operating activities	$418,539	$411,926
Cash flows used in investing activities	$(116,622)	$(159,996)
Cash flows used in financing activities	$(340,316)	$(274,433)

Cash and cash equivalents for the Parent Company were $31.1 million and $38.0 million as of September 30, 2016 and 2015, respectively. Cash and cash equivalents for the Operating Partnership were $31.1 million and $37.9 million as of September 30, 2016 and 2015 respectively.

Operating Activities
Net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and tenant expense reimbursements  and cash outflows for property operating expenses, real estate taxes, general and administrative expenses and interest expense.

For the nine months ended September 30, 2016, the Company’s net cash flow provided by operating activities increased $6.6 million as compared to the corresponding period in 2015. The increase is primarily due to (i) an increase in net operating income, (ii) a decrease in interest expense due to a decrease in the weighted average interest rate on outstanding indebtedness, partially offset by (iii) a decrease in working capital and (iv) an increase in cash outflows for general and administrative expense due to expenses associated with the Audit Committee review and expenses associated with the transition of certain key executives.

Investing Activities
Net cash flow used in investing activities is impacted by the nature, timing and extent of improvements made to our shopping centers, allowances provided to our tenants, and our acquisition and disposition programs. Capital used to fund these activities, and the source thereof, can vary significantly from period to period based on the volume and timing of these activities.

For the nine months ended September 30, 2016, the Company’s net cash flow used in investing activities decreased $43.4 million as compared to the corresponding period in 2015. The decrease was primarily due to (i) a decrease of $45.5 million in acquisitions of real estate assets and (ii) a decrease of $11.5 million in improvements to and investments in real estate assets, partially offset by (iii) a decrease of $10.7 million in proceeds from sales of real estate assets and (iv) a decrease of $3.7 million in restricted cash attributable to investing activities.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2016 and 2015, the Company expended $135.9 million and $147.4 million, respectively, on improvements to and investments in real estate assets.

Recurring capital expenditures represent costs to maintain properties and their common areas including new roofs and paving of parking lots. Recurring capital expenditures per square foot for the nine months ended September 30, 2016 and 2015, were $0.12 and $0.18, respectively.

In addition to recurring capital expenditures, we evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning, redevelopment and outparcel development opportunities. Such initiatives are tenant driven and focused on upgrading our centers with strong, best-in-class anchors and transforming overall merchandise mix and tenant quality.

As of September 30, 2016, our anchor space repositioning, redevelopment and development projects are as follows (dollars in thousands):

	As of September 30, 2016
	Total Projects	Anticipated Cost	Cost Incurred
Anchor space repositioning	15	$33,200	$18,248
Redevelopment	8	103,800	56,172
Outparcel development	11	18,800	9,933
New development	1	19,300	4,563
Total	35	$175,100	$88,916

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for available properties and may acquire shopping centers when we believe strategic opportunities exist. During the nine months ended September 30, 2016, we acquired two outparcel buildings and two land parcels for an aggregate purchase price of $7.9 million, of which $6.7 million is included in Acquisitions of and proceeds from sales of real estate assets and $1.2 million is included in Improvements to and investments in real estate assets on the Company’s unaudited Condensed Consolidated Statements of Cash Flows.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our Portfolio. During the nine months ended September 30, 2016, we disposed of four shopping centers and one outparcel building for net proceeds of $31.1 million.

Financing Activities
Net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity, principal and other payments associated with our outstanding indebtedness and prevailing market conditions associated with each source of capital.

For the nine months ended September 30, 2016, the Parent Company’s net cash used in financing activities increased $65.8 million as compared to the corresponding period in 2015. The increase was primarily due to a $57.2 million increase in debt repayments, net and a $7.5 million increase in deferred financing costs.

For the nine months ended September 30, 2016, the Operating Partnership’s net cash used in financing activities increased $65.9 million as compared to the corresponding period in 2015. The increase was primarily due to a $57.2 million increase in debt repayments, net and a $7.5 million increase in deferred financing costs.

We believe our current capital structure provides us with financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. On July 25, 2016, the Operating Partnership amended and restated the Unsecured Credit Facility to provide for a $1.0 billion tranche A term loan, a $500.0 million tranche B term loan and a $1.25 billion revolving credit facility, under which we had $1.16 billion of undrawn capacity as of September 30, 2016. We believe we have access to multiple forms of capital, including unsecured corporate level debt, secured debt and common and preferred equity. We currently have investment grade credit ratings from all three major credit rating agencies. We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, and further expand our unencumbered asset base.

In June 2016, the Operating Partnership issued $600.0 million aggregate principal amount of 4.125% Senior Notes due 2026, the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's Revolving Facility, and for general corporate purposes.  The 2026 Notes bear interest at a rate of 4.125% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. The 2026 Notes will mature on June 15, 2026. The 2026 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2026 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2026 Notes.  If the 2026 Notes are redeemed on or after March 15, 2026 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2026 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

In August 2016, the Operating Partnership issued $500.0 million aggregate principal amount of 3.250% Senior Notes due 2023 (the “2023 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's Revolving Facility, and for general corporate purposes.  The 2023 Notes bear interest at a rate of 3.250% per annum, payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2017. The 2023 Notes will mature on September 15, 2023. The 2023 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2023 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2023 Notes.  If the 2023 Notes are redeemed on or after July 15, 2023 (two months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2023 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the nine months ended September 30, 2016, the Company repaid $849.5 million of secured loans, resulting in a $1.5 million gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Revolving Facility and proceeds from the issuance of senior unsecured notes. In connection with the execution of the Amended Credit Facility the Company recognized a $2.5 million loss on extinguishment of debt.
In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis as the Board of Directors monitors sources of capital and evaluates operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, we generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for the expansion and renovation of shopping centers in our Portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the nine months ended September 30, 2016 and 2015 were $224.1 million and $205.8 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.245 per common share and OP Unit in July 2016 for the third quarter of 2016. The dividend was paid on October 17, 2016 to shareholders of record on October 5, 2016. Our Board of Directors declared a quarterly cash dividend of $0.26 per common share and OP Unit in October 2016 for the fourth quarter of 2016. The dividend is payable on January 17, 2017 to shareholders of record on January 5, 2017.

Contractual Obligations
Our contractual debt obligations relate to our secured loans, unsecured credit facilities and unsecured notes payable with maturities ranging from one year to 15 years, and non-cancelable operating leases pertaining to our shopping centers where we are the lessee and corporate offices.

The following table summarizes our debt maturities (excluding options and fair market debt adjustments) and obligations under non-cancelable operating leases as of September 30, 2016.

Contractual Obligations	Payment due by period
(in thousands)	2016 (Remaining three Months)	2017	2018	2019	2020	Thereafter	Total
Debt (1)	$11,782	$349,659	$1,019,476	$620,126	$858,577	$3,011,678	$5,871,298
Interest payments (2)	49,091	213,712	187,643	164,413	147,097	362,831	1,124,787
Operating leases	1,776	7,336	6,902	6,750	5,936	85,745	114,445
Total	$62,649	$570,707	$1,214,021	$791,289	$1,011,610	$3,460,254	$7,110,530

(1)	Debt includes scheduled principal amortization and scheduled maturities for secured loans, unsecured credit facilities and unsecured notes payable.

(2)
As of September 30, 2016, we incur variable rate interest on a (i) $1.0 billion term loan and a $0.5 billion term loan under our Amended Unsecured Credit Facility; (ii) a $92.0 million outstanding balance under the Revolving Facility; and (iii) $600.0 million term loan under our Amended Term Loan. The margin associated with Amended Unsecured Credit Facility borrowings is based on a credit rating grid and ranges from 0.00% to 0.75%, for base rate loans, and 0.875% to 1.75%, for LIBOR rate loans. The margin on the Amended Unsecured Credit Facility was 1.35% and the all-in rate was 1.91% as of September 30, 2016. The Company had in place five forward starting interest rate swap agreements that converted the floating interest rate on $1.5 billion of the Amended Unsecured Credit Facility to a fixed, combined interest rate of 0.844% plus an interest spread of 1.35%. These swaps expired on October 1, 2016. See note 14 for more information on interest rate swaps entered into during October 2016. The margin associated with the Amended Term Loan is based on a credit rating grid and ranges from 0.00% to 0.95%, for base rate loans, and 0.95% to 1.95% for LIBOR rate loans. The margin on the Amended Term Loan was 1.40% and the all-in rate was 1.96% as of September 30, 2016.

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

We present NAREIT FFO as we consider it an important supplemental measure of our operating performance and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We believe NAREIT FFO assists investors in analyzing our comparative operating and financial performance because, by excluding gains and losses related to dispositions of previously depreciated operating properties, real estate-related depreciation and amortization of continuing operations, unconsolidated joint ventures and impairment of operating properties (which can vary among owners of properties in similar condition based on historical cost accounting and useful life estimates), investors can compare the operating performance of a company’s real estate between periods or as compared to different companies.

Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations and, accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP.

NAREIT FFO should not be considered as an alternative to or more meaningful than net income (determined in accordance with GAAP) or other GAAP financial measures, as an indicator of financial performance and is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. Computation of NAREIT FFO may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to a similarly titled measure presented by such other REITs. Investors are cautioned that items excluded from NAREIT FFO are significant components in understanding and addressing financial performance.

Our reconciliation of Brixmor Property Group Inc.’s net income to NAREIT FFO for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$57,805	$54,819	$184,824	$141,122
Gain on disposition of operating properties	(2,450)	—	(10,232)	(9,224)
Depreciation and amortization-real estate related-continuing operations	97,570	101,360	292,295	311,637
Depreciation and amortization-real estate related-unconsolidated joint ventures	23	16	68	59
Impairment of operating properties	1,971	—	1,971	807
NAREIT FFO	154,919	156,195	468,926	444,401
NAREIT FFO per share/OP Unit - diluted	$0.51	$0.51	$1.54	$1.46
Weighted average shares/OP Units outstanding - basic and diluted (1)	305,167	304,752	305,026	304,716

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
The Parent Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Parent Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this ongoing evaluation and considering the continuing review of controls and procedures that is being conducted by BPG's recently appointed Chief Executive Officer and Chief Financial Officer, including the remedial actions discussed below, and the material weakness in internal control over financial reporting disclosed in the Parent Company’s Form 10-K for the year ended December 31, 2015, as referenced below in “Changes in Internal Control over Financial Reporting,” BPG’s principal executive officer, James Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting, except as follows.

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

BPG is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. We will give further updates on our remediation plan in future SEC filings.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this ongoing evaluation and considering the continuing review of controls and procedures that is being conducted by the Operating Partnership's recently appointed Chief Executive Officer and Chief Financial Officer, including the remedial actions discussed below, and the material weakness in internal control over financial reporting disclosed in the Operating Partnership’s Form 10-K for the year ended December 31, 2015, as referenced below in “Changes in Internal Control over Financial Reporting,” the Operating Partnership’s principal executive officer, James Taylor, and principal financial officer, Angela Aman, concluded that the Operating Partnership’s disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting, except as follows.

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

The Operating Partnership is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. We will give further updates on our remediation plan in future SEC filings.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by NCR Corporation, which each may be considered our affiliate during the three months ended September 30, 2016.

Item 6.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Fourth Supplemental Indenture, dated August 24, 2016, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/24/2016	4.2
10.1	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-36160	7/25/2016	10.5
10.2	Amendment No. 2 to Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-36160	7/25/2016	10.6
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
99.1	Section 13(r) Disclosure	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: October 24, 2016	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 24, 2016	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: October 24, 2016	By:	/s/Michael Cathers
Michael Cathers
Interim Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: October 24, 2016	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 24, 2016	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: October 24, 2016	By:	/s/Michael Cathers
Michael Cathers
Interim Chief Accounting Officer
(Principal Accounting Officer)