Form 10-K
period 2016-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2017-02-13
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_____
Commission File Number: 001-36160 (Brixmor Property Group Inc.)
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
Brixmor Property Group Inc. $6,072,921,548 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2017, Brixmor Property Group Inc. had 304,408,195 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on May 18, 2017 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2016.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2016 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of December 31, 2016, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, approximately 99.9% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain current and former members of the Company’s management collectively owned the remaining 0.1% interest in the Operating Partnership.

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

The Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have material assets other than its indirect investment in the Operating Partnership. Therefore, while stockholders’ equity, partners’ capital and non-controlling interests differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are materially the same on their respective financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional or local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics of our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; (7) in the case of percentage rents, the sales volume of our tenants; and (8) litigation and governmental investigations discussed under the heading “Legal Matters” in Note 14 - Commitments and Contingencies to our consolidated financial statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I

Item 1.     Business
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein refer to each of BPG and the Operating Partnership, collectively. We believe we own and operate the second largest open air retail portfolio by gross leasable area ("GLA") in the United States, comprised primarily of community and neighborhood shopping centers. As of December 31, 2016, we owned interests in 512 shopping centers (the “Portfolio”) with approximately 86 million square feet of GLA, including 511 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture. In addition, we have one land parcel currently under development. Our high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. Our four largest tenants by annualized base rent are The Kroger Co., The TJX Companies, Inc., Dollar Tree Stores, Inc., and Publix Super Markets, Inc.

As of December 31, 2016, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 99.9% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. Certain members of the Company's current and former management collectively owned the remaining 0.1% of the outstanding OP Units. Holders of OP Units (other than BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of BPG’s common stock or, at our election, exchange their OP Units for shares of our common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG's common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BRX.”
Because the Operating Partnership is managed by BPG, and BPG conducts substantially all of its operations through the Operating Partnership, we refer to BPG’s executive officers as the Operating Partnership’s executive officers, and although, as a partnership, the Operating Partnership does not have a board of directors, we refer to BPG’s board of directors as the Operating Partnership’s board of directors.

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2016.

Number of shopping centers	512
GLA (square feet)	86.0 million
Average shopping center GLA (square feet)	167,982
Leased Occupancy	93%
Average annualized base rent (“ABR”)/SF (1)	$12.99
Percent grocery-anchored shopping centers (2)	69%
Percent of ABR in top 50 U.S. MSAs	65%
Average effective age (3)	24 years
Average population density (4)	190,000
Average household income (4)	$82,000
(1)     ABR/SF is calculated as ABR divided by leased GLA, excluding the GLA of lessee owned leasehold improvements.

(2)	Based on total number of shopping centers.

(3)	Effective age is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.
(4)     Demographics based on five-mile radius and weighted by ABR. Based on U.S. Census data.

Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. We seek to achieve this through proactive management and accretive reinvestment in our existing Portfolio of high-quality open air shopping centers and through disciplined capital recycling activity focused on maximizing value at the asset level and achieving critical mass in attractive retail submarkets. Our key strategies to achieve growth in cash flow include:

•	Capitalizing on below-market expiring leases

•	Achieving occupancy increases

•	Pursuing value-enhancing reinvestment opportunities

•	Prudently executing on acquisition and disposition activity designed to enhance concentrations in attractive retail submarkets and the long-term growth rate of our Portfolio

•	Maintaining a flexible capital structure positioned for growth

Capitalizing on below-market expiring leases. We believe that our expiring rents over the next several years are below market, which will enable us to renew leases or sign new leases at higher rental rates, while also improving the credit of our tenancy and the vibrancy and relevance of our Portfolio. During 2016, we achieved new lease rent spreads of 31.3% and blended new and renewal lease spreads of 16.5% excluding options or 12.0% including options. For the last 10 quarters ended December 31, 2016, blended lease spreads excluding options have been 15% or better.  We believe that this performance can be sustained given our future expiration schedule, with 9.7% of our leased GLA due to expire in 2017, 12.5% in 2018 and 13.6% in 2019, at a weighted average expiring ABR/SF of $12.39 compared to an average ABR/SF of $14.82 for new and renewal leases signed during 2016, excluding option exercises, with an average ABR/SF of $15.07 for new leases and $14.63 for renewal leases.

Achieving occupancy increases. During 2016 we experienced strong leasing productivity in our Portfolio, executing 697 new leases for an aggregate of approximately 3.4 million square feet, including 73 new anchor leases for spaces of at least 10,000 square feet. Our continued efforts to improve the quality of our anchor tenancy have also benefited our small shop leasing. For spaces below 10,000 square feet, leased occupancy has increased to 85.1% at December 31, 2016 from 84.3% at December 31, 2015.  Our total leased occupancy increased to 92.8% at December 31, 2016 from 92.6% at December 31, 2015, due to healthy leasing productivity.  We believe that there is additional opportunity for further occupancy gains in our Portfolio, across both our anchor and small shop space.

Pursuing value-enhancing reinvestment opportunities.  We believe that significant opportunity exists to achieve attractive risk-adjusted returns by investing incremental capital in the repositioning and/or redevelopment of certain assets in our Portfolio. During 2016, we completed 41 repositioning, redevelopment and outparcel development projects, with average net operating income (“NOI”) yields of 12%. The aggregate cost of these projects was approximately $67.4 million. As of December 31, 2016, we had 33 projects in process at an expected average NOI yield of approximately 10% and an aggregate cost of $190.4 million. Over the next several years, we expect to accelerate the pace of reinvestment activity across our Portfolio, at expected NOI yields that are generally consistent with those which we have recently realized.

Prudently executing on acquisition and disposition activity designed to enhance concentrations in attractive retail submarkets and the long-term growth rate of our Portfolio. We intend to actively pursue acquisition and disposition activity in order to optimize the quality and long-term growth rate of our Portfolio. During 2016, we disposed of $106.8 million of properties, redeploying $48.0 million into acquisitions in markets where we already have a geographic presence. In general, our disposition strategy focuses on selling assets where we believe value has been maximized, where there is future downside risk to cash flow, or where we have limited ability or desire to build critical mass in the submarket, while our acquisition strategy focuses on buying assets that are located in our existing markets with strong growth potential and may allow us to more effectively leverage our operational platform and expertise. Acquisition activity may include acquisitions of other open-air shopping centers, non-owned anchor spaces, retail buildings and/or outparcels at, or adjacent to, our shopping centers.

Maintaining a Flexible Capital Structure Positioned for Growth. During 2016, we made significant progress on enhancing our financial and operational flexibility through the extension of our debt maturity profile and the significant expansion of our unencumbered asset base. We believe we have access to multiple forms of capital, including unsecured corporate level debt, preferred equity, common equity, including through our at-the-market equity offering program, and additional credit facilities, which will allow us to efficiently execute on our strategic and operational objectives. As of December 31, 2016, we had $1.1 billion of undrawn capacity under our $2.75 billion senior unsecured credit facility as amended on July 25, 2016 (the “Unsecured Credit Facility”). We currently have investment grade credit ratings from all three major credit rating agencies.

The strategies discussed above are periodically reviewed by our Board of Directors and while it does not have any present intention to amend or revise its strategy, the Board of Directors may do so at any time without a vote of the Company’s shareholders.
Competition
We face considerable competition in the leasing of real estate, which is a highly competitive market. We compete with a number of other companies in providing leases to prospective tenants and in re-leasing space to current tenants upon expiration of their respective leases. We believe that the principal competitive factors in attracting tenants include the quality of the location, co-tenants and physical conditions of our shopping centers. In this regard, we proactively manage and, where and when appropriate, reinvest in and upgrade our shopping centers, with an emphasis on maintaining high occupancy rates with a strong base of nationally and regionally recognized anchor tenants that generate substantial daily traffic. In addition, we believe that the breadth of our national portfolio of shopping centers, the local market knowledge derived from our regional operating teams and the close relationships we have established with certain major, national and regional retailers, allow us to maintain a strong competitive position.
Environmental Exposure
We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. For further information regarding our risks related to environmental exposure see "Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs" in Item 1A. "Risk Factors".
Employees
As of December 31, 2016, we had 442 employees. Four of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good.
Financial Information about Industry Segments
Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish or group our operations on a geographical basis when measuring performance. Accordingly, we have a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of our management, no material part of our and our subsidiaries’ business is dependent upon a single tenant, the loss of any one of which would have a material adverse effect on us, and during 2016 no single tenant or single shopping center accounted for 5% or more of our consolidated revenues.
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

Our website address is http://www.brixmor.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. To access these filings, go to the “Financial Information” portion of our “Investors” page on our website, and then click on “SEC Filings.” You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov.
From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at http://www.brixmor.com. In addition, you may automatically receive e-mail alerts and other information about our company by enrolling your e-mail address by visiting “Email Alerts” under the “Information Request” section of the “Investors” portion of our website at http://www.brixmor.com.

Item 1A. Risk Factors
Risks Related to Our Portfolio and Our Business
Adverse economic, market and real estate conditions may adversely affect our performance.
Properties in our Portfolio consist of community and neighborhood shopping centers. Our performance is, therefore, subject to risks associated with owning and operating these types of real estate assets, including: (1) changes in national, regional and local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics of our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; (7) in the case of percentage rents, the sales volume of our tenants; (8) the need to periodically fund the costs to repair, renovate and re-lease space; (9) changes in operating costs, including costs for maintenance, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenues or occupancy decrease; (10) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (11) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes.

Additionally, because properties in our Portfolio consist of shopping centers, our performance is linked to general economic conditions in the market for retail space. Market rents and the overall demand for retail space may be adversely affected by weakness in the national, regional and local economies, changes in the financial condition of large retailing companies, consolidation in the retail sector, excess retail space in certain markets and increasing internet competition. The loss of rental revenues from a number of our tenants and our inability to replace such rental revenue may adversely affect our financial condition, operating results and ability to meet our debt and other financial obligations.

We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to improve our Portfolio in order to retain and attract tenants, which could adversely affect our financial condition and operating results.
We compete with a number of other landlords for prospective tenants and re-leasing space to current tenants upon expiration of their respective leases. As of December 31, 2016, leases are scheduled to expire on a total of approximately 9.7% of leased GLA in our Portfolio during 2017. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to promptly re-lease the space, rental rates upon renewal or re-leasing may be significantly lower than expected rates, or required renovations or concessions to tenants may be less favorable or more costly than current lease terms, all of which could adversely affect our financial condition and operating results.

We face considerable competition for tenants and the business of retail shoppers.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers and the internet, which compete with our Portfolio in attracting retailers and shoppers. In order to maintain our attractiveness to retailers and shoppers, we are required to reinvest in our Portfolio in the form of capital improvements. If we fail to reinvest in our Portfolio, or maintain its attractiveness to retailers and shoppers, or if retailers or shoppers perceive that shopping at other venues is more convenient, cost-effective or otherwise more compelling, our financial condition and operating results may be adversely impacted.

Our performance depends on the collection of rent and the financial condition of tenants in our Portfolio.
Our income is substantially derived from rental income from real property. As a result, our performance depends on the collection of rent from tenants in our Portfolio. Our income would be negatively affected if any major tenants or a significant number of other tenants in our Portfolio, among other things: (1) decline to extend or renew leases upon expiration; (2) renew leases at lower rental rates; (3) fail to make rental payments when due; or (4) become bankrupt or insolvent.

In certain circumstances, a tenant may have a right to terminate its lease. In addition, under certain lease agreements, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in such shopping centers. In these situations, we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms. The loss of rental revenues from a number of tenants and difficulty replacing such tenants, particularly in the case of a substantial tenant with leases in multiple locations, may adversely affect our financial condition and operating results.

We may be unable to collect balances due from tenants that file for bankruptcy protection which may adversely affect our financial condition and operating results.
If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-bankruptcy amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate its lease with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term, which may adversely affect our financial condition and operating results.

Real estate property investments are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms.
The return of capital and realization of gains, if any, from a real estate investment generally does not occur until the disposition or refinancing of the underlying property. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of properties in our Portfolio, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. Furthermore, we may be required to expend funds to correct defects or to make capital improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such capital improvements and, therefore, we may be unable to sell a property or may have to sell it at a reduced price. In addition, the ability to sell assets in our Portfolio may also be restricted by certain covenants in our debt agreements and the credit agreement governing our Unsecured Credit Facility. As a result of these real estate market characteristics, we may be unable to realize our investment objectives through dispositions at attractive prices or within any desired period of time, which could adversely affect our financial condition and operating results.

We face competition in pursuing acquisition opportunities that could limit our ability to grow and/or increase the cost of such acquisitions.
We continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully integrate, operate or re-develop them is subject to a number of risks. We may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including from other REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price.

Current and future redevelopment or real estate property acquisitions may not yield expected returns.
We are active in the redevelopment of existing centers and the acquisition of new properties. Redevelopment and acquisition activities are subject to a number of risks, including: (1) abandonment of redevelopment or acquisition activities after expending resources to determine feasibility; (2) construction delays; (3) cost overruns, including construction costs that exceed original estimates; (4) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (5) inability to successfully integrate new properties into existing operations; (6) difficulty in funding and/or difficulty in obtaining external financing to pay for operating expenses and debt service costs associated with redevelopment properties prior to sufficient occupancy; (7) changes to zoning or land use laws or the delays or failures to obtain necessary zoning, occupancy, land use and other governmental permits; and (8) exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects. If any of these events occur, overall project costs may significantly exceed initial cost estimates, which may result in lower returns or losses from such investments.

Our real estate assets may be subject to impairment charges.
We periodically assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted property cash flows are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is taken.

Our expenses may remain constant or increase, even if income from our Portfolio decreases, causing our financial condition and operating results to be adversely affected.
Costs associated with our business, such as real estate and personal property taxes, insurance, utilities, mortgage payments and corporate expenses, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. If we are unable to decrease our operating costs when our revenues decline, our financial condition, operating results and ability to make distributions to our stockholders may be adversely affected. In addition, inflationary price increases could result in increased operating costs for us and our tenants and, to the extent we are unable to pass along those price increases to our tenants, our net operating income may decrease, which may adversely affect our financial condition, operating results and ability to make distributions to our stockholders.

We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2016, we had approximately $5.9 billion aggregate principal amount of indebtedness outstanding, including $1.3 billion of secured loans, excluding the impact of unamortized premiums. Our leverage could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (2) increase our vulnerability to an economic downturn; (3) limit our ability to withstand competitive pressures; and (4) reduce our flexibility to respond to changing business and economic conditions. In addition, non-compliance with the terms of our debt agreements could result in (1) the acceleration of a significant amount of debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) in the case of secured debt, result in the loss of assets, including our shopping centers, due to foreclosure, which could create taxable income without accompanying cash proceeds; and (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all. Any of these outcomes could adversely affect our business, financial condition, liquidity, operating results and prospects as well as the trading price of our common stock or other securities.

Our cash flows and operating results could be adversely affected by required debt service payments and other risks related to our debt financing.
We are generally subject to risks associated with debt financing. These risks include: (1) required debt payments are not reduced if the economic performance of any property or the Portfolio as a whole declines; (2) capital investments and debt service obligations reduce funds available for distribution to our stockholders; (3) our cash flow may not be sufficient to satisfy required payments of principal and interest; (4) we may not be able to refinance existing indebtedness as necessary or the terms of such refinancing may be less favorable to us than the terms of the existing debt; and (5) any default on our indebtedness could result in acceleration of those obligations, and in the case of secured debt, the possible loss of property to foreclosure. During 2017, we have $291.1 million of secured loans scheduled to mature and we have $21.8 million of scheduled mortgage amortization payments. We currently intend to fund the scheduled maturities and amortization payments with operating cash and borrowings on our Unsecured Credit Facility. Any of these risks could adversely affect our cash flows, ability to grow and our operating results.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Unsecured Credit Facility and unsecured $600.0 million term loan as amended on July 25, 2016 (the “Term Loan”) bear interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps on $1.4 billion of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap agreements, a 100 basis point increase in interest rates would result in an $8.2 million increase in annual interest expense.

We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and operating results.
We cannot assure you that we will be able to access the capital markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. Our inability to obtain financing could have negative effects on our ability to operate, maintain or reinvest in our Portfolio or acquire new properties. In addition, a lack of ability to access external financing sources may result in (1) an inability to repay or refinance our indebtedness on attractive terms on or before its maturity; (2) the need to dispose of some of our assets on terms which may be unfavorable to us; or (3) the need to issue additional capital stock, which would further dilute the ownership of our existing stockholders.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.
Our debt agreements contain financial and/or operating covenants, including, among other things, certain coverage ratios, as well as limitations on the ability to incur secured and unsecured debt. In addition, certain of our mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases with respect to the property, or to redevelop the property. These covenants may limit our operational flexibility and acquisition and disposition activities. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default under our indebtedness, which could result in the acceleration of the maturity of such and other indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay such indebtedness or refinance such indebtedness on favorable terms, or at all.

Legal proceedings related to the Audit Committee review may result in significant costs and expenses and divert resources from our operations and therefore could have a material adverse effect on our business, financial condition, operating results or cash flows.
The Company is engaged in legal matters, including investigations and a class action lawsuit, related to the Audit Committee review as discussed under the heading “Legal Matters” in Note 14 - Commitments and Contingencies to our consolidated financial statements in this report. As a result of these and any other legal proceedings related to the Audit Committee review, we may incur significant professional fees and other costs. If we are unsuccessful in any legal action related to this matter, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage. The SEC and the Department of Justice could impose other sanctions against us or our directors and officers, including injunctions, a cease and desist order, fines and other equitable remedies. In addition, our Board of Directors, management and employees may expend a substantial amount of time on these legal proceedings and investigations, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy. Any of these events could have a material adverse effect on our business, financial condition, operating results or cash flows.

An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in our Portfolio.
We carry comprehensive liability, fire, extended coverage, business interruption and acts of terrorism insurance with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from hurricanes, tornadoes, floods, earthquakes, terrorism or wars, which may be uninsurable, or not economically justifiable based on the cost of insuring against such losses. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of the capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition.

Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs.
We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may be or become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us or our tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is the case with many community and neighborhood shopping centers, many of our properties had or have on site dry cleaners and/or on site gasoline retailing facilities and these prior or current uses could potentially increase our environmental liability exposure. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to lease such property, to borrow using such property as collateral, or to dispose of such property.

We are aware that soil and groundwater contamination exists at some of the properties in our Portfolio. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gasoline retailing facilities). There may also be asbestos-containing materials at some of the properties in our Portfolio. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions that may exist with respect to any of the properties in our Portfolio.

Further information relating to recognition of remediation obligations in accordance with GAAP is provided in the consolidated financial statements and notes thereto included in this report.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.
All of the properties in our Portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the United States government or an award of damages to private litigants, or both. We are undertaking an assessment of our Portfolio to determine our compliance with the current requirements of the ADA. While the tenants to whom our Portfolio is leased are obligated to comply with ADA provisions, within their leased premises, if required changes within their leased premises involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of tenants to cover costs could be adversely affected. Furthermore, we are required to comply with ADA requirements within the common areas of our Portfolio and we may not be able to pass on to our tenants any costs necessary to remediate any common area ADA issues. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our financial condition and operating results. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Portfolio. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements. The resulting expenditures and restrictions could have a material adverse effect on our ability to meet our financial obligations.

We and our tenants face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent mandatory password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect our business operations, damage our reputation, and result in significant remediation costs. Similarly, our tenants rely extensively on computer systems to process transactions and manage their businesses and thus are also at risk from and may be impacted by cybersecurity attacks. An interruption in the business operations of our tenants or in their reputation resulting from a cybersecurity attack could indirectly impact our business operations. As of December 31, 2016 we have not had any material incidences involving cybersecurity attacks.

We are highly dependent upon senior management, and failure to attract and retain key members of senior management could have a material adverse effect on us.
We are highly dependent on the performance and continued efforts of the senior management team. Our future success is dependent on our ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage our operations effectively could have a material adverse effect on our business, financial condition, operating results, cash flow, capital resources and liquidity.

Risks Related to Our Organization and Structure
BPG’s board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.
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
Provisions in the organizational documents of the partnership agreement for the Operating Partnership may delay, defer or prevent a transaction or a change of control that may involve a premium price for BPG’s common stock. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption or exchange rights of qualifying parties;

•	transfer restrictions on the OP Units held directly or indirectly by BPG;

•	our inability in some cases to amend the charter documents of the partnership agreement of the Operating Partnership without the consent of the holders of the Outstanding OP Units;

•	the right of the holders of the Outstanding OP Units to consent to mergers involving us under specified circumstances;

•	the right of the holders of the Outstanding OP Units to consent to transfers of the general partnership interest;

•	the requirement to preserve the rights of OP Unit holders that may restrict us from amending the partnership agreement of our Operating Partnership.

BPG’s bylaws generally may be amended only by its board of directors, which could limit your control of certain aspects of BPG’s corporate governance.
BPG’s board of directors has the sole power to amend BPG’s bylaws, except that amendments to BPG’s bylaws that would allow BPG’s board of directors to repeal its exemption of any transaction between BPG and any other person from the “business combination” provisions of the Maryland General Corporation Law (the “MGCL”) or the exemption of any acquisition of BPG’s stock from the “control share” provisions of the MGCL must be approved by BPG’s stockholders. Thus, BPG’s board may amend the bylaws in a way that may be detrimental to your interests without your consent.

BPG’s board of directors may change significant corporate policies without stockholder approval.
BPG’s investment, financing, borrowing and dividend policies and our policies with respect to all other business activities, including strategy and operations, will be determined by BPG’s board of directors. These policies may be amended or revised at any time and from time to time at the discretion of BPG’s board of directors without a vote of our stockholders. BPG’s charter also provides that BPG’s board of directors may revoke or otherwise terminate our REIT election without approval of BPG’s stockholders, if it determines that it is no longer in BPG’s best interests to attempt to qualify, or to continue to qualify, as a REIT. In addition, BPG’s board of directors may change BPG’s policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies or the termination of BPG’s REIT election could have an adverse effect on our financial condition, our operating results, our cash flow, the per share trading price of BPG’s common stock and our ability to satisfy our debt service obligations and to pay dividends to BPG’s stockholders.

The rights of BPG and BPG stockholders to take action against BPG’s directors and officers are limited.
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

BPG’s charter contains a provision that expressly permits BPG’s non-employee directors to compete with us.
BPG’s charter provides that, to the maximum extent permitted from time to time by Maryland law, BPG renounce any interest or expectancy that BPG has in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by BPG’s directors or their affiliates, other than to those directors who are employed by BPG or BPG’s subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as a director. Non-employee directors or any of their affiliates, will not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates.

BPG’s charter provides that, to the maximum extent permitted from time to time by Maryland law, each of BPG’s non-employee directors, and any of their affiliates, may:

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

BPG’s charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in their capacity as our director. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our operating results, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Conflicts of interest could arise in the future between the interests of BPG’s stockholders and the interests of holders of OP Units.
Because BPG controls the general partner of the Operating Partnership, BPG has fiduciary duties to the other limited partners in the operating partnership, the discharge of which may conflict with the interests of BPG’s stockholders. The limited partners of the Operating Partnership have agreed that, in the event of a conflict between the duties owed by BPG’s directors to BPG and, in BPG’s capacity as the controlling stockholder of the sole member of the general partner of the Operating Partnership, the fiduciary duties owed by the general partner of the Operating Partnership to such limited partners, BPG is under no obligation to give priority to the interests of such limited partners. However, those persons holding OP Units will have the right to vote on certain amendments to the operating partnership agreement (which require approval by a majority of the limited partners, including BPG Sub) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of BPG’s stockholders. For example, BPG is unable to modify the rights of limited partners to receive distributions as set forth in the operating partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of BPG’s stockholders.

Risks Related to our REIT Status and Certain Other Tax Items
If BPG does not maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability.
BPG expects to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, BPG could fail to meet various compliance requirements, which could jeopardize its REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for BPG to qualify as a REIT. If BPG fails to qualify as a REIT in any tax year:

•	BPG would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income;

•
unless BPG were entitled to relief under applicable statutory provisions, BPG would be required to pay taxes, and thus, BPG’s cash available for distribution to stockholders would be reduced for each of the years during which BPG did not qualify as a REIT and for which BPG had taxable income;

•	any resulting tax liability could be substantial and could have a material adverse effect on BPG’s book value; and

•	BPG generally would not be eligible to requalify as a REIT for the subsequent four taxable years.

Even if BPG qualifies as a REIT, BPG, in certain circumstances, may incur tax liabilities that would reduce BPG’s cash available for distribution to stockholders.
Even if BPG qualifies for taxation as a REIT, BPG may be subject to U.S. federal income taxes and related state and local taxes. Moreover, if BPG has net income from the sale of properties that are “dealer” properties (a “prohibited transaction” under the Code), that income will be subject to a 100% tax. BPG may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if BPG were to fail an income test (and did not lose its REIT status because such failure was due to reasonable cause and not willful neglect) BPG would be subject to tax on the income that does not meet the income test requirements. BPG also may decide to retain net capital gain BPG earns from the sale or other disposition of BPG’s investments and pay income tax directly on such income. In that event, BPG’s stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. BPG also may be subject to state and local taxes on its income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which BPG indirectly owns its assets, such as BPG’s taxable REIT subsidiaries (“TRSs”), which are subject to U.S. federal, state, local and foreign corporate-level income taxes. Any taxes BPG pays directly or indirectly will reduce BPG’s cash available for distribution to you.

Complying with REIT requirements may force BPG to liquidate or restructure otherwise attractive investments or forego otherwise attractive investment opportunities.
In order to qualify as a REIT, BPG must also ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash equivalents, government securities and qualified REIT real estate assets. The remainder of BPG’s investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless (i) such issuer is a REIT, (ii) BPG and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code, or (iii) for purposes of the 10% value limitation only, the securities satisfy certain requirements and are not considered "securities" for this test. The total value of all of BPG’s investments in taxable REIT subsidiaries cannot exceed 25% (20% effective for taxable years beginning after December 31, 2017) of the value of BPG’s total assets. In addition, no more than 5% of the value of BPG’s assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of the value of BPG’s total assets may be represented by debt instruments issued by publicly offered REITs that are “nonqualified” (e.g., not secured by real property or interests in real property). If BPG fails to comply with these requirements, BPG must dispose of a portion of its assets within 30 days after the end of the calendar quarter in order to avoid losing its REIT status and suffering adverse tax consequences. As a result, BPG may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain its qualification as a REIT. These actions could have the effect of reducing BPG’s income and amounts available for distribution to its stockholders. BPG may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder BPG’s ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may limit BPG’s ability to hedge effectively and may cause BPG to incur tax liabilities.
The REIT provisions of the Code substantially limit BPG’s ability to hedge its liabilities. Any income from a hedging transaction BPG enters into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a "Borrowings Hedge"), or manage the risk of certain currency fluctuations (each such hedge, a "Currency Hedge"), if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that BPG must satisfy in order to maintain its qualification as a REIT. Exclusion from the 95% and 75% gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new "clearly identified" hedging transaction to offset the prior hedging position. To the extent that BPG enters into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, BPG intends to limit its use of hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of BPG’s hedging activities because its TRS would be subject to tax on gains or it could expose BPG to greater risks associated with changes in interest rates than BPG would otherwise want to bear. In addition, losses in BPG’s TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Complying with REIT requirements may force BPG to borrow to make distributions to stockholders.
From time to time, BPG’s taxable income may be greater than its cash flow available for distribution to stockholders. If BPG does not have other funds available in these situations, BPG may be unable to distribute substantially all of its taxable income as required by the REIT provisions of the Code. Thus, BPG could be required to borrow funds, dispose of assets at disadvantageous prices or find another alternative. These options could adversely affect BPG's financial condition and operating results.

BPG’s charter does not permit any person to own more than 9.8% of BPG’s outstanding common stock or of BPG’s outstanding stock of all classes or series, and attempts to acquire BPG’s common stock or BPG’s stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by BPG’s board of directors.
For BPG to qualify as a REIT under the Code, not more than 50% of the value of BPG’s outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting BPG’s qualification as a REIT for federal income tax purposes, among other purposes, BPG’s charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of BPG’s common stock or 9.8% in value of the outstanding shares of BPG’s stock, which BPG refers to as the “ownership limit.” The constructive ownership rules under the Code and BPG’s charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of BPG’s outstanding common stock or BPG’s stock by a person could cause a person to own constructively in excess of 9.8% of BPG’s outstanding common stock or BPG’s stock, respectively, and thus violate the ownership limit. There can be no assurance that BPG’s board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of BPG’s stock in excess of the ownership limit without an exemption from BPG’s board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust or the transfer being void, and the person who attempted to acquire such excess shares will not have any rights in such excess shares.

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
BPG will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares are held directly or indirectly by non-U.S. stockholders. Because its shares are publicly traded, BPG cannot guarantee that it will, in fact, be a domestically-controlled REIT. If BPG fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to U.S. federal income tax on the gain attributable to a sale of BPG’s shares would be subject to taxation upon such a sale if either (a) the shares were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 10% in value of the outstanding shares at any time during specified testing periods. If gain on the sale or exchange of BPG’s shares was subject to taxation for these reasons, the non-U.S. stockholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

BPG may choose to make distributions in BPG’s own stock, in which case you may be required to pay income taxes without receiving any cash dividends.
In connection with BPG’s qualification as a REIT, BPG is required to annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Although it does not currently intend to do so, in order to satisfy this requirement, BPG is permitted, subject to certain conditions and limitations, to make distributions that are in part payable in shares of BPG’s stock. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of BPG’s current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of BPG’s shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. Furthermore, with respect to certain non-U.S. stockholders, BPG may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of BPG’s stockholders determine to sell shares of BPG’s stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of BPG’s stock.

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
The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including BPG.

BPG depends on external sources of capital to finance its growth.
As with other REITs, but unlike corporations generally, BPG’s ability to finance its growth must largely be funded by external sources of capital because BPG generally will have to distribute to its stockholders 90% of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) in order to qualify as a REIT, including taxable income where BPG does not receive corresponding cash. BPG’s access to external capital depends upon a number of factors, including general market conditions, BPG’s current and potential future earnings, the market’s perception of BPG’s growth potential, cash distributions and the market price of BPG’s stock.

BPG may be subject to adverse legislative or regulatory tax changes that could increase BPG’s tax liability, reduce BPG’s operating flexibility and reduce the price of BPG’s stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of BPG’s stock. Additional changes to the tax laws are likely to continue to occur in the 115th U.S. Congress, which convened in January 2017. Such changes could impact laws and regulations directly governing REITs or could reduce the benefit of electing to be taxed as a REIT, such as by reducing corporate tax rates or individual tax rates on dividends from non-REIT corporations. BPG cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in BPG’s shares or on the market value or the resale potential of BPG’s assets. You are urged to consult with your tax advisor with respect to the impact changes in law on your investment in BPG’s shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in BPG’s stock.

BPG’s ownership of and relationship with any TRS is restricted, and a failure to comply with the restrictions would jeopardize BPG’s REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% effective for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of BPG’s interests in and thus the amount of assets held in a TRS may also be restricted by BPG’s need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns and its after-tax net income is available for distribution to BPG but is not required to be distributed to BPG. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Although BPG plans to continue to monitor its investments in TRSs, there can be no assurance that BPG will be able to comply with the TRS limitations discussed above or avoid application of the 100% excise tax discussed above.

Risks Related to Ownership of BPG’s Common Stock
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, we may use borrowed funds to make distributions or we may be unable to make distributions in the future.
If cash available for distribution generated by our assets decreases in future periods from expected levels, our inability to make expected distributions could result in a decrease in the market price of BPG’s common stock. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” All distributions will be made at the discretion of BPG’s board of directors and will depend on our earnings, our financial condition, maintenance of BPG’s REIT qualification and other factors as BPG’s board of directors may deem relevant from time to time. We may not be able to make distributions in the future or we may need to fund a portion or all of the distribution with borrowed funds. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding BPG’s common stock, BPG’s share price and trading volume may decline.
The trading market for BPG’s shares is influenced by the research and reports that securities or industry analysts publish about us or our business. Events that could adversely affect BPG's share price and trading volume include: (1) BPG’s operating results being below the expectations of securities and industry analysts and investors; (2) downgrades or inaccurate or unfavorable research about BPG's business published by analysts; or (3) the termination of research coverage or the failure by analysts to regularly publish reports on us, which may cause us to lose visibility in the financial markets. A less liquid market for BPG's shares may also impair our ability to raise capital by issuing shares and may impair our ability to acquire additional properties or other businesses by using BPG’s shares as consideration

The market price of BPG’s common stock could be adversely affected by market conditions and by our actual and expected future earnings and level of cash dividends.
The stock market in general, and the NYSE and REIT markets in particular experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of BPG’s common stock to demand a higher distribution rate or seek alternative investments. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. Our failure to meet the market’s expectations with regard to future earnings and cash distributions would likely adversely affect the market price of BPG’s common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
Our Portfolio at December 31, 2016 consisted of 512 shopping centers, including 511 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture.  In addition, we have one land parcel currently under development. Approximately 65% of the ABR in our Portfolio as of December 31, 2016 is derived from shopping centers located in the top 50 U.S. MSAs by population. Our top markets by ABR include the MSAs of New York, Philadelphia and Houston.

With an average shopping center size of 167,982 square feet as of December 31, 2016, our Portfolio is comprised predominantly of community and neighborhood shopping centers. Our shopping centers have an appropriate mix of anchor and small shop GLA, with approximately one-third of our Portfolio GLA comprised of small shop space. Our shopping centers are anchored by a mix of leading grocers, national and regional discount and general merchandise retailers and category-dominant anchors, as well as costumer-oriented service providers. We believe that the non-discretionary and value-oriented merchandise mix of the retail tenants in our centers reduces our exposure to macro-economic cycles and consumer purchases via the internet. Such retailers provide goods and services that consumers purchase regularly such as food, health care items and household supplies. Such retailers also sell items such as clothing at lower prices than other traditional retailers.

Overall, in our Portfolio we have a broad and highly diversified retail tenant base that includes more than 5,500 tenants, with no one tenant representing more than 3.3% of the total ABR generated from our shopping centers as of December 31, 2016. Our three largest tenants are The Kroger Co., The TJX Companies and Dollar Tree Stores, Inc., representing 3.3%, 3.2% and 2.0% of total Portfolio ABR as of December 31, 2016, respectively.

The following table summarizes the top 20 tenants by ABR in our Portfolio as of December 31, 2016 (dollars in thousands):

Retailer	Owned Leases	Leased GLA	Percent of Total Portfolio GLA	Leased ABR	Percent of Portfolio Leased ABR
The Kroger Co.	71	4,646,159	5.4%	$31,995	3.3%
The TJX Companies, Inc.	94	2,917,997	3.4%	30,457	3.2%
Dollar Tree Stores, Inc.	168	1,880,205	2.2%	18,848	2.0%
Publix Super Markets, Inc.	39	1,802,591	2.1%	17,048	1.8%
Wal-Mart Stores, Inc.	28	3,491,147	4.1%	16,486	1.7%
Ahold Delhaize	29	1,536,305	1.8%	16,238	1.7%
Albertsons Companies, Inc.	23	1,295,471	1.5%	14,048	1.5%
Burlington Stores, Inc.	20	1,452,122	1.7%	11,340	1.2%
Bed Bath & Beyond Inc.	30	736,350	0.9%	9,394	1.0%
Big Lots, Inc.	46	1,527,517	1.8%	9,393	1.0%
PetSmart, Inc.	30	652,714	0.8%	9,391	1.0%
Ross Stores, Inc.	31	860,356	1.0%	9,366	1.0%
Best Buy Co., Inc.	16	660,392	0.8%	8,967	0.9%
Sears Holdings Corporation	21	2,027,931	2.4%	8,839	0.9%
Office Depot, Inc.	32	705,127	0.8%	7,870	0.8%
PETCO Animal Supplies, Inc.	34	450,480	0.5%	7,491	0.8%
Kohl's Corporation	12	1,002,715	1.2%	7,335	0.8%
Staples, Inc.	28	586,564	0.7%	7,064	0.7%
Party City Corporation	34	480,983	0.6%	7,051	0.7%
DICK'S Sporting Goods, Inc.	12	493,856	0.6%	6,660	0.7%
TOP 20 RETAILERS	798	29,206,982	34.3%	$255,281	26.7%

The following table summarizes the geographic diversity of our Portfolio by state as of December 31, 2016 (dollars in thousands, expect per square foot information):

								Percent of
		Number of		Percent	Percent			Number of	Percent	Percent
	State	Properties	GLA	Billed	Leased	ABR	ABR / SF (1)	Properties	of GLA	of ABR
1	Texas	65	9,484,409	90.1%	92.6%	$107,540	$13.02	12.7%	11.0%	11.2%
2	Florida	56	8,787,102	89.5%	91.5%	104,873	13.53	10.9%	10.2%	10.9%
3	California	30	5,963,224	95.6%	98.0%	97,122	17.95	5.9%	6.9%	10.1%
4	Pennsylvania	35	5,928,279	92.8%	94.5%	67,166	14.31	6.8%	6.9%	7.0%
5	New York	33	4,340,537	89.3%	91.3%	65,401	16.91	6.4%	5.0%	6.8%
6	Illinois	24	4,856,592	88.5%	91.3%	52,362	12.25	4.7%	5.7%	5.5%
7	Georgia	37	5,262,166	88.2%	91.0%	47,438	10.11	7.2%	6.1%	4.9%
8	New Jersey	18	3,088,237	90.5%	92.0%	41,951	15.70	3.5%	3.6%	4.4%
9	Ohio	23	4,305,805	91.0%	93.7%	41,912	11.76	4.5%	5.0%	4.4%
10	North Carolina	21	4,326,381	89.3%	91.5%	41,419	11.19	4.1%	5.0%	4.4%
11	Michigan	19	3,660,577	89.8%	93.5%	33,912	12.43	3.7%	4.3%	3.5%
12	Connecticut	15	2,260,206	93.1%	93.6%	30,164	15.24	2.9%	2.7%	3.1%
13	Tennessee	15	3,063,908	91.1%	93.9%	29,853	10.91	2.9%	3.6%	3.1%
14	Kentucky	12	2,600,414	98.2%	98.4%	22,809	9.49	2.3%	3.1%	2.4%
15	Massachusetts	11	1,873,814	92.8%	93.6%	20,983	15.24	2.1%	2.2%	2.2%
16	Colorado	6	1,471,970	89.9%	94.0%	18,667	13.55	1.2%	1.7%	1.9%
17	Minnesota	10	1,471,078	89.2%	90.5%	15,875	12.69	2.0%	1.7%	1.7%
18	Indiana	12	1,977,752	84.8%	88.2%	15,796	10.21	2.3%	2.3%	1.7%
19	Virginia	11	1,446,508	87.5%	88.4%	14,624	12.03	2.1%	1.7%	1.5%
20	South Carolina	8	1,368,161	84.2%	86.7%	13,623	11.74	1.6%	1.6%	1.4%
21	Maryland	5	776,427	99.7%	99.7%	10,047	13.03	1.0%	0.9%	1.0%
22	Nevada	3	613,061	94.3%	95.4%	8,346	16.17	0.6%	0.7%	0.9%
23	New Hampshire	5	772,770	80.1%	88.9%	7,518	14.05	1.0%	0.9%	0.8%
24	Wisconsin	5	760,882	89.1%	90.3%	7,193	10.47	1.0%	0.9%	0.8%
25	Alabama	4	984,573	92.0%	92.3%	7,120	9.73	0.8%	1.1%	0.7%
26	Missouri	6	862,861	87.3%	88.4%	6,194	8.26	1.2%	1.0%	0.6%
27	Iowa	4	723,408	90.0%	93.8%	4,356	6.52	0.8%	0.8%	0.5%
28	Louisiana	4	612,250	96.0%	96.8%	3,946	6.66	0.8%	0.7%	0.4%
29	Mississippi	2	333,275	96.3%	96.3%	3,538	11.22	0.4%	0.4%	0.4%
30	Kansas	2	367,779	90.4%	92.7%	2,996	11.35	0.4%	0.4%	0.3%
31	Arizona	2	288,110	76.9%	78.8%	2,792	12.30	0.4%	0.3%	0.3%
32	Delaware	1	191,974	100.0%	100.0%	2,348	12.23	0.2%	0.2%	0.2%
33	West Virginia	2	251,500	98.8%	98.8%	2,051	8.25	0.4%	0.3%	0.2%
34	Vermont	1	224,514	98.6%	98.6%	1,970	8.90	0.2%	0.3%	0.2%
35	Maine	1	287,513	99.3%	99.3%	1,964	16.76	0.2%	0.3%	0.2%
36	Oklahoma	1	186,851	100.0%	100.0%	1,792	9.59	0.2%	0.2%	0.2%
37	Rhode Island	1	148,126	83.8%	83.8%	1,356	10.92	0.2%	0.2%	0.1%
38	New Mexico	2	83,800	100.0%	100.0%	966	11.53	0.4%	0.1%	0.1%

TOTAL		512	86,006,794	90.7%	92.8%	$959,983	$12.99	100.0%	100.0%	100.0%
(1)     ABR/SF is calculated as ABR divided by leased GLA, excluding the GLA of lessee owned leasehold improvements.

The following table summarizes certain information for our Portfolio by unit size as of December 31, 2016 (dollars in thousands, expect per square foot information):

	Number of Units	GLA	Percent Billed	Percent Leased	Percent of Vacant GLA	ABR	ABR/SF (1)
≥ 35,000 SF	574	35,628,875	96.6%	97.9%	12.3%	$278,230	$9.27
20,000 – 34,999 SF	556	14,644,193	92.4%	95.3%	11.3%	136,158	9.91
10,000 - 19,999 SF	747	10,184,394	88.7%	91.1%	14.8%	116,555	12.90
5,000 - 9,999 SF	1,375	9,467,031	83.3%	86.5%	20.8%	129,198	16.40
< 5,000 SF	7,746	16,082,301	81.5%	84.3%	40.8%	299,842	22.66
TOTAL	10,998	86,006,794	90.7%	92.8%	100.0%	$959,983	$12.99

TOTAL ≥ 10,000 SF	1,877	60,457,462	94.2%	96.1%	38.4%	$530,943	$10.06
TOTAL < 10,000 SF	9,121	25,549,332	82.2%	85.1%	61.6%	429,040	20.32
(1)     ABR/SF is calculated as ABR divided by leased GLA, excluding the GLA of lessee owned leasehold improvements.

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next ten calendar years and thereafter, assuming no exercise of renewal options over the lease term and including the GLA of lessee owned leasehold improvements, as of December 31, 2016:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR/SF	ABR/SF at Expiration
M-M	307	856,675	1.1%	1.3%	$14.32	$14.32
2017	1,463	7,738,485	9.7%	10.1%	12.55	12.56
2018	1,600	9,973,312	12.5%	13.2%	12.70	12.79
2019	1,477	10,884,436	13.6%	13.3%	11.75	11.89
2020	1,283	11,552,592	14.5%	13.4%	11.11	11.32
2021	1,172	10,401,714	13.0%	12.8%	11.80	12.11
2022	597	6,985,055	8.7%	8.2%	11.26	12.01
2023	301	3,443,046	4.3%	4.1%	11.48	12.37
2024	310	3,734,494	4.7%	4.6%	11.80	12.87
2025	275	3,175,408	4.0%	4.4%	13.39	14.48
2026	323	3,266,969	4.1%	4.9%	14.52	15.75
2027+	378	7,832,731	9.8%	9.7%	11.84	13.59

We believe that all of the properties in our Portfolio are suitable for use as community or neighborhood shopping centers.

More specific information with respect to each of our property interests is set forth in Exhibit 99.1, which is incorporated herein by reference.

Leases
Our anchor tenants generally have leases with original terms ranging from 10 to 20 years. Such leases frequently contain renewal options for one or more additional periods. Smaller tenants typically have leases with terms ranging from three to five years, which may or may not contain renewal options. Leases in our Portfolio generally provide for the payment of fixed monthly rent. Leases may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level. Leases typically contain contractual increases in base rent over both the primary terms and renewal periods. Our leases generally include tenant reimbursements of common area expenses, insurance and real estate taxes. Utilities are generally paid by tenants either through separate meters or reimbursement.

The foregoing general description of the characteristics of the leases of our Portfolio is not intended to describe all leases, and material variations in the lease terms exist.

Insurance
We have a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for the Company’s properties. The Company formed Incap as part of its overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements.

We also maintain commercial liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our Portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage, industry practice, and the nature of the shopping centers in our Portfolio. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. In the opinion of our management, all of the properties in our Portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as losses from war. See “Risk Factors-Risks Related to Our Portfolio and Our Business - An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in our Portfolio.”

Item 3.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 14 - Commitments and Contingencies to our consolidated financial statements in this report is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth for the years ended December 31, 2016 and 2015 the high and low sales prices for each quarter of BPG’s common stock, which trades on the New York Stock Exchange under the trading symbol “BRX,” and the quarterly declared dividend per share of common stock for the years ended December 31, 2016 and 2015:

	Stock Price
Period	High	Low	Cash Dividends Declared
2016:
First Quarter	$26.98	$19.91	$0.245
Second Quarter	27.35	24.50	0.245
Third Quarter	29.14	26.39	0.245
Fourth Quarter	27.49	23.38	0.260
2015:
First Quarter	$27.43	$24.22	$0.225
Second Quarter	26.70	22.97	0.225
Third Quarter	25.50	20.78	0.225
Fourth Quarter	26.48	23.00	0.245

As of February 1, 2017, the number of holders of record of BPG’s common stock was 256.  This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

BPG’s future distributions will be at the sole discretion of BPG’s Board of Directors. When determining the amount of future distributions, we expect that BPG’s Board of Directors will consider, among other factors; (1) the amount of cash generated from our operating activities; (2) our expectations of future cash flows; (3) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties; (4) near term cash needs for capital expenditures, leasing and redevelopment; (5) our ability to continue to access additional sources of capital; (6) the amount required to be distributed to maintain BPG’s status as a REIT and to reduce any income and excise taxes that BPG otherwise would be required to pay; (7) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our Unsecured Credit Facility; and (8) the sufficiency of legally-available assets.

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
Because BPG is a holding company and has no material assets other than its ownership of shares of common stock of BPG Sub and no material operations other than those conducted by BPG Sub, we fund any distributions from legally-available assets authorized by our Board of Directors in three steps:

•
first, the Operating Partnership makes distributions to those of its partners which are holders of OP Units, including BPG Sub. When the Operating Partnership makes such distributions, in addition to BPG Sub and its wholly owned subsidiaries, the other partners of the Operating Partnership are also entitled to receive equivalent distributions on their partnership interests in the Operating Partnership on a pro rata basis;

•	second, BPG Sub distributes to Brixmor Property Group Inc. its share of such distributions; and

•	third, Brixmor Property Group Inc. distributes the amount authorized by its Board of Directors and declared by Brixmor Property Group Inc. to its common stockholders on a pro rata basis.
Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as with ordinary dividend income or capital gain income.  Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as capital gain from the sale of common shares.  For the taxable year ended December 31, 2016, 97.4% of the Company’s distributions to shareholders constituted taxable ordinary income and 2.6% of the Company's distributions to shareholders constituted a return of capital.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from October 30, 2013 through December 31, 2016, the cumulative total stockholder return on BPG’s common stock with the cumulative total return of the S&P 500 Index and the cumulative total return of the FTSE NAREIT Equity Shopping Centers Index. Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2016.

Issuer Purchases of Equity Securities
BPG did not repurchase any of its equity securities during the year ended December 31, 2016.

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

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues
Rental income	$998,118	$984,548	$960,715	$887,466	$851,311
Expense reimbursements	270,548	276,032	268,035	242,803	225,710
Other revenues	7,106	5,400	7,849	16,135	11,233
Total revenues	1,275,772	1,265,980	1,236,599	1,146,404	1,088,254

Operating expenses
Operating costs	133,429	129,477	129,148	116,522	118,876
Real estate taxes	174,487	180,911	179,504	168,468	155,142
Depreciation and amortization	387,302	417,935	441,630	438,547	488,524
Provision for doubtful accounts	9,182	9,540	11,537	10,899	11,542
Impairment of real estate assets	5,154	1,005	—	1,531	—
General and administrative	92,248	98,454	80,175	121,082	88,936
Total operating expenses	801,802	837,322	841,994	857,049	863,020

Other income (expense)
Dividends and interest	542	315	602	832	1,138
Interest expense	(226,671)	(245,012)	(262,812)	(343,193)	(376,237)
Gain on sale of real estate assets and acquisition of joint venture interest	35,613	11,744	378	2,223	501
Gain (loss) on extinguishment of debt, net	(832)	1,720	(13,761)	(20,028)	—
Other	(4,957)	(348)	(8,431)	(11,014)	(1,045)
Total other expense	(196,305)	(231,581)	(284,024)	(371,180)	(375,643)

Income (loss) before equity in income of unconsolidated joint ventures	277,665	197,077	110,581	(81,825)	(150,409)
Equity in income of unconsolidated joint ventures	477	459	370	1,167	687
Gain on disposition of investments in unconsolidated joint ventures	—	—	1,820	—	—
Impairment of investment in unconsolidated joint ventures	—	—	—	—	(314)
Income (loss) from continuing operations	278,142	197,536	112,771	(80,658)	(150,036)

Discontinued operations
Income (loss) from discontinued operations	—	—	4,909	3,505	(2,447)
Gain on disposition of operating properties	—	—	15,171	3,392	5,369
Impairment of real estate held for sale	—	—	—	(45,122)	(13,599)
Income (loss) from discontinued operations	—	—	20,080	(38,225)	(10,677)

Net income (loss)	278,142	197,536	132,851	(118,883)	(160,713)

Net (income) loss attributable to non-controlling interests	(2,514)	(3,816)	(43,849)	25,349	38,146

Net income (loss) attributable to Brixmor Property Group Inc.	275,628	193,720	89,002	(93,534)	(122,567)

Preferred stock dividends	(150)	(150)	(150)	(162)	(296)
Net income (loss) attributable to common stockholders	$275,478	$193,570	$88,852	$(93,696)	$(122,863)
Per common share:
Income (loss) from continuing operations:
Basic	$0.91	$0.65	$0.36	$(0.33)	$(0.64)
Diluted	$0.91	$0.65	$0.36	$(0.33)	$(0.64)
Net income (loss) attributable to common stockholders:
Basic	$0.91	$0.65	$0.36	$(0.50)	$(0.68)
Diluted	$0.91	$0.65	$0.36	$(0.50)	$(0.68)
Weighted average shares:
Basic	301,601	298,004	243,390	188,993	180,675
Diluted	305,060	305,017	244,588	188,993	180,675
Cash dividends declared per common share	$0.995	$0.92	$0.825	$0.127	$—

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
Balance Sheet Data as of the end of each year	2016	2015	2014	2013	2012
Real estate, net	$8,842,004	$9,052,165	$9,253,015	$9,647,558	$9,098,130
Total assets	$9,319,685	$9,498,007	$9,681,913	$10,143,487	$9,569,544
Debt obligations, net (1)	$5,838,889	$5,974,266	$6,022,508	$5,952,860	$6,465,171
Total liabilities	$6,392,525	$6,577,705	$6,701,610	$6,837,500	$7,271,723
Redeemable non-controlling interests	$—	$—	$—	$21,467	$21,467
Total equity	$2,927,160	$2,920,302	$2,980,303	$3,284,520	$2,276,354
(1) Debt includes secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount and unamortized debt issuance costs.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues
Rental income	$998,118	$984,548	$960,715	$887,466	$851,311
Expense reimbursements	270,548	276,032	268,035	242,803	225,710
Other revenues	7,106	5,400	7,849	16,135	11,233
Total revenues	1,275,772	1,265,980	1,236,599	1,146,404	1,088,254

Operating expenses
Operating costs	133,429	129,477	129,148	116,522	118,876
Real estate taxes	174,487	180,911	179,504	168,468	155,142
Depreciation and amortization	387,302	417,935	441,630	438,547	488,524
Provision for doubtful accounts	9,182	9,540	11,537	10,899	11,542
Impairment of real estate assets	5,154	1,005	—	1,531	—
General and administrative	92,248	98,454	80,175	121,078	88,931
Total operating expenses	801,802	837,322	841,994	857,045	863,015

Other income (expense)
Dividends and interest	542	315	602	825	1,125
Interest expense	(226,671)	(245,012)	(262,812)	(343,193)	(376,237)
Gain on sale of real estate assets and acquisition of joint venture interest	35,613	11,744	378	2,223	501
Gain (loss) on extinguishment of debt, net	(832)	1,720	(13,761)	(20,028)	—
Other	(4,957)	(348)	(8,431)	(11,005)	(513)
Total other expense	(196,305)	(231,581)	(284,024)	(371,178)	(375,124)

Income (loss) before equity in income of unconsolidated joint ventures	277,665	197,077	110,581	(81,819)	(149,885)
Equity in income of unconsolidated joint ventures	477	459	370	1,167	687
Gain on disposition of investments in unconsolidated joint ventures	—	—	1,820	—	—
Impairment of investment in unconsolidated joint ventures	—	—	—	—	(314)
Income (loss) from continuing operations	278,142	197,536	112,771	(80,652)	(149,512)

Discontinued operations
Income (loss) from discontinued operations	—	—	4,909	3,505	(2,447)
Gain on disposition of operating properties	—	—	15,171	3,392	5,369
Impairment on real estate held for sale	—	—	—	(45,122)	(13,599)
Income (loss) from discontinued operations	—	—	20,080	(38,225)	(10,677)

Net income (loss)	278,142	197,536	132,851	(118,877)	(160,189)

Net income attributable to non-controlling interests	—	—	(1,181)	(1,355)	(1,306)

Net income (loss) attributable to Brixmor Operating Partnership LP	$278,142	$197,536	$131,670	$(120,232)	$(161,495)
Net income (loss) attributable to:
Series A interest	$—	$—	$21,014	$3,451	$—
Partnership common units	278,142	197,536	110,656	(123,683)	(161,495)
Net income (loss) attributable to Brixmor Operating Partnership LP	$278,142	$197,536	$131,670	$(120,232)	$(161,495)
Per common unit:
Income (loss) from continuing operations:
Basic	$0.91	$0.65	$0.36	$(0.33)	$(0.63)
Diluted	$0.91	$0.65	$0.36	$(0.33)	$(0.63)
Net income (loss) attributable to partnership common units:
Basic	$0.91	$0.65	$0.36	$(0.50)	$(0.68)
Diluted	$0.91	$0.65	$0.36	$(0.50)	$(0.68)
Weighted average number of partnership common units:
Basic	304,600	303,992	302,540	250,109	238,834
Diluted	305,059	305,017	303,738	250,109	238,834

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
Balance Sheet Data as of the end of each year	2016	2015	2014	2013	2012
Real estate, net	$8,842,004	$9,052,165	$9,253,015	$9,647,558	$9,098,130
Total assets	$9,319,434	$9,497,775	$9,681,566	$10,142,381	$9,563,725
Debt obligations, net (1)	$5,838,889	$5,974,266	$6,022,508	$5,952,860	$6,465,171
Total liabilities	$6,392,525	$6,577,705	$6,701,610	$6,837,490	$7,271,721
Redeemable non-controlling interests	$—	$—	$—	$21,467	$21,467
Total capital	$2,926,909	$2,920,070	$2,979,956	$3,283,424	$2,270,537
(1) Debt includes secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount and unamortized debt issuance costs.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein refer to each of BPG and the Operating Partnership, collectively. We believe we own and operate the second largest open air retail portfolio by GLA in the United States, comprised primarily of community and neighborhood shopping centers. As of December 31, 2016, we owned interests in 512 shopping centers (the “Portfolio”) with approximately 86 million square feet of gross leasable area ("GLA"), including 511 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture. In addition, we have one land parcel currently under development. Our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and has maintained such requirements for our taxable year ended December 31, 2016, and expects to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to BPG’s stockholders through consistent, sustainable growth in cash flow. We seek to achieve this through proactive management and accretive reinvestment in our existing Portfolio of high-quality open air shopping centers and through disciplined capital recycling activity focused on maximizing value at the asset level and achieving critical mass in attractive retail submarkets. Our key strategies to achieve growth in cash flow include capitalizing on below-market expiring leases, achieving occupancy increases, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth.

We expect the following set of core competencies to position us to execute on our key strategies:

•
Expansive Retailer Relationships - We believe that given the scale of our asset base and our nationwide footprint, we have a competitive advantage in supporting the growth objectives of the nation’s largest retailers. We believe that we are the largest landlord by GLA to Kroger and TJX Companies, as well as a key landlord to major grocers and most major retail category leaders. We believe that our strong relationships with leading retailers afford us insight into their strategies and priority access to their expansion plans.

•
Fully-Integrated Operating Platform - We manage a fully-integrated, operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, San Diego and Philadelphia, as well as 11 leasing and property management satellite offices throughout the country. We believe that this strategy enables us to obtain critical market intelligence and to benefit from the regional and local expertise of our workforce.

•
Experienced Management - Senior members of our management team are seasoned real estate operators with public company leadership experience.  Our management team has deep industry knowledge and extensive, well-established relationships with retailers, brokers and vendors through many years of transactional experience, as well as significant expertise in executing value-enhancing reinvestment opportunities.

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

The amount of rental income and expense reimbursements we receive is primarily dependent on our ability to maintain or increase rental rates and on our ability to renew expiring leases and/or lease available space. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics of our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; and (7) in the case of percentage rents, the sales volume of our tenants.

Our operating costs represent property-related costs, such as repairs and maintenance, landscaping, snow removal, utilities, property insurance costs, security, ground rent expense related to properties for which we are the lessee and various other property related costs. Increases in our operating costs, to the extent they are not offset by revenue increases, may impact our overall performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

Portfolio and Financial Highlights

	Year Ended December 31,
	2016	2015
Occupancy
Billed	90.7%	91.0%
Leased	92.8%	92.6%
Executed leases
New leases
Leases executed	697	664
GLA executed	3.4 million	3.0 million
Renewal leases
Leases executed	968	1,005
GLA executed	4.5 million	4.6 million
Option leases
Leases executed	352	349
GLA executed	5.8 million	5.7 million
Total
Leases executed	2,017	2,018
GLA executed	13.7 million	13.4 million
New and renewal lease statistics
New leases
Average ABR per square foot	$15.07	$15.86
Average ABR per square foot increase (1)	31.3%	41.6%
Average tenant improvements per square foot	$19.71	$21.20
Average leasing commissions per square foot	$3.35	$3.31
New and renewal leases
Average ABR per square foot	$14.82	$15.18
Average ABR per square foot increase (1)	16.5%	20.2%
Average tenant improvements per square foot	$9.36	$10.26
Average leasing commissions per square foot	$1.48	$1.33

(1)	Based on comparable leases only.

Acquisition Activity

•	During the year ended December 31, 2016, we acquired one shopping center, two land parcels and two outparcel buildings adjacent to currently owned shopping centers for $48.0 million.

•
During the year ended December 31, 2015, we acquired two shopping centers and a retail building in one of our existing shopping centers for $59.2 million including the assumption of $7.0 million of mortgage debt.

Disposition Activity

•
During the year ended December 31, 2016, we disposed of six shopping centers, one office building and one outparcel building for net proceeds of $102.9 million resulting in an aggregate gain of $35.6 million and an aggregate impairment of $2.0 million.

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
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Revenues (in thousands)

	Year Ended December 31,
	2016	2015	$ Change
Revenues
Rental income	$998,118	$984,548	$13,570
Expense reimbursements	270,548	276,032	(5,484)
Other revenues	7,106	5,400	1,706
Total revenues	$1,275,772	$1,265,980	$9,792

Rental income
The increase in rental income for the year ended December 31, 2016 of $13.6 million, as compared to the corresponding period in 2015, was primarily due to (i) a $20.2 million increase in base rent and (ii) a $9.4 million increase in lease settlement income primarily from a former bankrupt tenant, partially offset by (iii) a $10.0 million decrease in accretion income from above and below market lease intangibles, (iv) a $3.2 million decrease in straight-line rent and (v) a $0.9 million increase in amortization of tenant inducements. The base rent increase was driven primarily by contractual rent increases from properties owned for the entirety of both periods as well as positive rent spreads of 12.0% in 2016 and 14.9% in 2015 for new and renewal leases and option exercises.

Expense reimbursements
The decrease in expense reimbursements for the year ended December 31, 2016 of $5.5 million, as compared to the corresponding period in 2015, was primarily due to a decrease in reimbursable real estate tax expenses as a result of annual real estate tax reconciliations and the receipt of tax refunds.

Other revenues
The increase in other revenues for the year ended December 31, 2016 of $1.7 million, as compared to the corresponding period in 2015, was primarily due to an increase of $2.3 million in percentage rents, partially offset by a reduction in management fees as a result of fewer properties being managed. The increase in percentage rents was primarily due to the timing of recognition.

Operating Expenses (in thousands)

	Year Ended December 31,
	2016	2015	$ Change
Operating expenses
Operating costs	$133,429	$129,477	$3,952
Real estate taxes	174,487	180,911	(6,424)
Depreciation and amortization	387,302	417,935	(30,633)
Provision for doubtful accounts	9,182	9,540	(358)
Impairment of real estate assets	5,154	1,005	4,149
General and administrative	92,248	98,454	(6,206)
Total operating expenses	$801,802	$837,322	$(35,520)

Operating costs
The increase in operating costs for the year ended December 31, 2016 of $4.0 million, as compared to the corresponding period in 2015, was primarily due to an increase in repair and maintenance costs and insurance expenses, partially offset by a decrease in utility expenses.

Real estate taxes
The decrease in real estate taxes for the year ended December 31, 2016 of $6.4 million, as compared to the corresponding period in 2015, was primarily due to annual real estate tax reconciliations and the receipt of tax refunds.

Depreciation and amortization
The decrease in depreciation and amortization for the year ended December 31, 2016 of $30.6 million, as compared to the corresponding period in 2015, was primarily due to the continued decrease in acquired in-place lease intangibles with remaining net book value.

Provision for doubtful accounts
The decrease in provision for doubtful accounts for the year ended December 31, 2016 of $0.4 million, as compared to the corresponding period in 2015, was primarily due to an increase in recoveries of amounts previously written off.
Impairment of real estate assets
During the year ended December 31, 2016, one of the shopping centers and an office building that were disposed for net proceeds of $9.1 million resulted in an aggregate impairment of $2.0 million. In addition, during the year ended December 31, 2016 we recognized an aggregate impairment of $3.2 million on two operating properties. During the year ended December 31, 2015, one of the shopping centers and one of the outparcels that were disposed for net proceeds of $13.8 million resulted in an aggregate impairment of $1.0 million.

General and administrative
The decrease in general and administrative expenses for the year ended December 31, 2016 of $6.2 million, as compared to the corresponding period in 2015, was primarily due to (i) $9.9 million of expense associated with the vesting of certain pre-IPO equity awards in 2015 and (ii) a decrease in corporate office rent, partially offset by (iii) increased expenses associated with the Audit Committee review and (iv) 2016 severance expenses associated with former executives of the Company as well as expenses associated with the interim and new executive team.

During the years ended December 31, 2016 and 2015, personnel costs of $6.6 million and $6.3 million, respectively, were capitalized to building and improvements for capital projects and leasing costs of $14.5 million and $15.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2016	2015	$ Change
Other income (expense)
Dividends and interest	$542	$315	$227
Interest expense	(226,671)	(245,012)	18,341
Gain on sale of real estate assets	35,613	11,744	23,869
Gain (loss) on extinguishment of debt, net	(832)	1,720	(2,552)
Other	(4,957)	(348)	(4,609)
Total other expense	$(196,305)	$(231,581)	$35,276

Dividends and interest
The increase in dividends and interest for the year ended December 31, 2016 of $0.2 million, as compared to the corresponding period in 2015, was primarily due to interest income recognized in 2016 in connection with a tax refund.

Interest expense
The decrease in interest expense for the year ended December 31, 2016 of $18.3 million, as compared to the corresponding period in 2015, was primarily due to the 2016 and 2015 secured loan and unsecured note repayments of $2.0 billion with a weighted-average interest rate of 5.70%, partially offset by the issuance of $2.3 billion of senior unsecured notes with a weighted average interest rate of 3.80%. The balance on the Company’s $1.25 billion revolving facility component of the Unsecured Credit Facility decreased by $397.5 million during 2015 and 2016 from a balance of $519.5 million on January 1, 2015 to $122.0 million at December 31, 2016.

Gain on the sale of real estate assets
During the year ended December 31, 2016, five of the shopping centers and one outparcel building that were disposed for net proceeds of $93.8 million resulted in an aggregate gain of $35.6 million. During the year ended December 31, 2015, four of the shopping centers and two of the outparcel buildings that were disposed for net proceeds of $40.4 million resulted in an aggregate gain of $11.7 million.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2016, $892.4 million of secured loans were repaid, resulting in a $1.7 million net gain on extinguishment of debt. In addition, the Company recognized a $2.5 million loss on extinguishment of debt in connection with the execution of the Unsecured Credit Facility. During the year ended December 31, 2015, $868.9 million of secured loans and $225.0 million of unsecured notes were repaid, resulting in a $1.7 million net gain on extinguishment of debt.

Other
The increase in other expense, net for the year ended December 31, 2016 of $4.6 million, as compared to the corresponding period in 2015, was primarily due to (i) $4.7 million of income in 2015 related to net adjustments to pre-IPO tax reserves and receivables; (ii) $1.8 million of income in 2015 related to the resolution of an environmental contingency; (iii) $0.8 million of income in 2015 related to the resolution of certain contingencies for disposed properties; partially offset by (v) a $1.8 million decrease in transaction expenses.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Year Ended December 31,
	2016	2015	$ Change
Equity in income of unconsolidated joint ventures	$477	$459	$18

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained generally consistent for the year ended December 31, 2016 as compared to the corresponding period in 2015.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Revenues (in thousands)

	Year Ended December 31,
	2015	2014	$ Change
Revenues
Rental income	$984,548	$960,715	$23,833
Expense reimbursements	276,032	268,035	7,997
Other revenues	5,400	7,849	(2,449)
Total revenues	$1,265,980	$1,236,599	$29,381

Rental income
The increase in rental income for the year ended December 31, 2015 of $23.8 million, as compared to the corresponding period in 2014, was primarily due to an $18.0 million increase in base rent. The base rent increase was driven primarily by contractual rent increases from properties owned for the entirety of both periods as well as positive rent spreads of 14.9% in 2015 and 12.6% in 2014 for new and renewal leases and option exercises.

Expense reimbursements
The increase in expense reimbursements for the year ended December 31, 2015 of $8.0 million, as compared to the corresponding period in 2014, was primarily due to the expense recovery percentage for our properties increasing 1.4% in 2015.

Other revenues
The decrease in other revenues for the year ended December 31, 2015 of $2.4 million, as compared to the corresponding period in 2014, was primarily due to a decrease in percentage rent revenue. The decrease in percentage rents was primarily due to the timing of recognition.

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

Operating costs
Operating costs remained generally consistent for the year ended December 31, 2015 as compared to the corresponding period in 2014.

Real estate taxes
The increase in real estate taxes for the year ended December 31, 2015 of $1.4 million, as compared to the corresponding period in 2014, was primarily due to increased tax assessments in several jurisdictions, primarily in Texas and Florida.

Depreciation and amortization
The decrease in depreciation and amortization for the year ended December 31, 2015 of $23.7 million, as compared to the corresponding period in 2014, was primarily due to the continued decrease in acquired in-place lease intangibles with remaining net book value.

Provision for doubtful accounts
The decrease in provisions for doubtful accounts for the year ended December 31, 2015 of $2.0 million, as compared to the corresponding period in 2014, was primarily due to an increase in recoveries of amounts previously written off.

Impairment of real estate assets
During the year ended December 31, 2015, one of the shopping centers and one of the outparcels that were disposed for net proceeds of $13.8 million resulted in an aggregate impairment of $1.0 million.

General and administrative
The increase in general and administrative costs for the year ended December 31, 2015 of $18.3 million, as compared to the corresponding period in 2014, was primarily due to a $13.9 million increase in equity based compensation expense and $2.5 million of expenses related to the Audit committee review. The equity based compensation expense increase is primarily associated with the vesting of certain pre-IPO equity awards in 2015.

During the years ended December 31, 2015 and 2014, we capitalized personnel costs of $6.3 million and $5.8 million, respectively, to building and improvements for anchor space repositioning and redevelopment projects and $15.1 million and $15.1 million, respectively, to deferred charges and prepaid expenses, net for deferred leasing costs.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2015	2014	$ Change
Other income (expense)
Dividends and interest	$315	$602	$(287)
Interest expense	(245,012)	(262,812)	17,800
Gain on sale of real estate assets	11,744	378	11,366
Gain (loss) on extinguishment of debt, net	1,720	(13,761)	15,481
Other	(348)	(8,431)	8,083
Total other expense	$(231,581)	$(284,024)	$52,443

Dividends and interest
The decrease in dividends and interest for the year ended December 31, 2015 of $0.3 million, as compared to the corresponding period in 2014, was primarily due to a $4.1 million decrease in interest bearing receivables.

Interest expense
The decrease in interest expense for the year ended December 31, 2015 of $17.8 million, as compared to the corresponding period in 2014, was primarily due to the 2015 and 2014 secured loan, unsecured note and financing liability repayments of $2.1 billion with a weighted-average interest rate of 5.68%, partially offset by $1.8 billion of proceeds from the issuance of senior unsecured notes and the Term Loan as well as borrowings under our Unsecured Credit Facility with a weighted average interest rate of 2.6%.

Gain on sale of real estate assets
During the year ended December 31, 2015, four of the shopping centers and two of the outparcel buildings that were disposed for net proceeds of $40.4 million resulted in an aggregate gain of $11.7 million. During the year ended December 31, 2014, we disposed of one building resulting in an aggregate gain of $0.4 million.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2015, $868.9 million of secured loans and $225.0 million of unsecured notes were repaid, resulting in a $1.7 million net gain on extinguishment of debt. During the year ended December 31, 2014, $763.3 million of secured loans and $110.2 million of unsecured notes were repaid resulting in a $13.8 million net loss on extinguishment of debt.

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

Equity in income of unconsolidated joint ventures
Equity in income of unconsolidated joint ventures remained generally consistent for the year ended December 31, 2015 as compared to the corresponding period in 2014.

Gain on disposition of investments in unconsolidated joint ventures
During the year ended December 31, 2014, in connection with our initial public offering (“IPO”), we distributed our interests in three unconsolidated joint ventures to The Blackstone Group L.P. resulting in a gain on disposition of $1.8 million.

Discontinued Operations (in thousands)

	Year Ended December 31,
	2015	2014	$ Change
Discontinued operations
Income from discontinued operations	$—	$4,909	$(4,909)
Gain on disposition of operating properties	—	15,171	(15,171)
Income from discontinued operations	$—	$20,080	$(20,080)

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

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing Unsecured Credit Facility;

•	issuance of long-term debt;

•	dispositions; and

•	issuance of equity securities.
Uses

•	recurring maintenance capital expenditures;

•	leasing related capital expenditures;

•	anchor space repositioning, redevelopment and development projects;

•	debt maturities and repayment requirements;

•	acquisitions; and

•	dividend/distribution payments.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. On July 25, 2016, the Operating Partnership amended and restated the Unsecured Credit Facility to provide for a $1.0 billion tranche A term loan, a $500.0 million tranche B term loan and a $1.25 billion revolving credit facility (the "Revolving Facility"), under which we had $1.13 billion of undrawn capacity as of December 31, 2016. In addition, we believe we have access to multiple forms of capital, including unsecured corporate level debt, preferred equity and common equity, including through our at-the-market equity offering program. We currently have investment grade credit ratings from all three major credit rating agencies. We intend to continue to enhance our financial and operating flexibility through ongoing commitment to ladder and extend the duration of our debt, and further expand our unencumbered asset base.

In June 2016, the Operating Partnership issued $600.0 million aggregate principal amount of 4.125% Senior Notes due 2026 (the “2026 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Revolving Facility, and for general corporate purposes.  The 2026 Notes bear interest at a rate of 4.125% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2016. The 2026 Notes will mature on June 15, 2026.

In August 2016, the Operating Partnership issued $500.0 million aggregate principal amount of 3.250% Senior Notes due 2023 (the “2023 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Revolving Facility, and for general corporate purposes.  The 2023 Notes bear interest at a rate of 3.250% per annum, payable semi-annually on March 15 and September 15 of each year, commencing March 15, 2017. The 2023 Notes will mature on September 15, 2023.

During the year ended December 31, 2016, the Company repaid $892.4 million of secured loans, resulting in a $1.7 million net gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Revolving Facility and proceeds from the issuance of senior unsecured notes. In connection with the execution of the Unsecured Credit Facility the Company recognized a $2.5 million loss on extinguishment of debt.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis evaluating sources and uses of capital and operating fundamentals.  Since cash used to pay dividends reduces amounts available for capital investment, we generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for reinvestment in our Portfolio, debt reduction, acquisitions of new properties, other investments as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the year ended December 31, 2016 and 2015 were $298.8 million and $274.0 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.26 per common share and OP Unit in October 2016 for the fourth quarter of 2016. The dividend was paid on January 17, 2017 to shareholders of record on January 5, 2017. Our Board of Directors declared a quarterly cash dividend of $0.26 per common share and OP Unit in February 2017 for the first quarter of 2017. The dividend is payable on April 17, 2017 to shareholders of record on April 5, 2017.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2016	2015	2014
Cash flows provided by operating activities	567,195	534,025	479,210
Cash flows used in investing activities	(151,614)	(189,068)	(200,832)
Cash flows used in financing activities	(433,707)	(336,024)	(331,698)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2016	2015	2014
Cash flows provided by operating activities	$567,195	$534,025	$479,217
Cash flows used in investing activities	$(151,606)	$(189,065)	$(200,822)
Cash flows used in financing activities	$(433,727)	$(335,904)	$(330,951)

Cash and cash equivalents for the Parent Company and the Operating Partnership were $51.4 million and $69.5 million as of December 31, 2016 and 2015, respectively.

Operating Activities
Net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and tenant expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses and interest.

During the ended December 31, 2016, the Company’s net cash flow provided by operating activities increased $33.1 million as compared to the corresponding period in 2015. The increase is primarily due to (i) an increase in net operating income, (ii) a decrease in interest expense, partially offset by (iii) a decrease in working capital and (iv) an increase in cash outflows for general and administrative expense due to expenses associated with the Audit Committee review and expenses associated with the transition of certain key executives.

Investing Activities
Net cash flow used in investing activities is impacted by the nature, timing and extent of improvements and investments in our shopping centers, including capital expenditures associated with leasing and redevelopment efforts and our acquisition and disposition programs. Capital used to fund these activities, and the source thereof, can vary significantly from period to period based on the volume and timing of these activities.

During the year ended December 31, 2016, the Company’s net cash flow used in investing activities decreased $37.5 million as compared to the corresponding period in 2015. The decrease was primarily due to an increase of $48.7 million in proceeds from sales of real estate assets, partially offset by a decrease of $11.4 million in restricted cash attributable to investing activities.

Improvements to and investments in real estate assets
During the year ended December 31, 2016 and 2015, the Company expended $192.4 million and $189.9 million, respectively, on improvements to and investments in real estate assets.

Leasing related capital expenditures represent tenant specific costs including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning, redevelopment and development opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing our overall merchandise mix and tenant quality.

As of December 31, 2016, our anchor space repositioning, redevelopment and development projects are as follows (dollars in thousands):

	As of December 31, 2016
	Total Projects	Anticipated Cost	Cost Incurred
Anchor space repositioning	16	$34,900	$16,630
Redevelopment	9	113,100	55,280
Outparcel development	7	9,800	3,487
New development	1	32,600	7,108
Total	33	$190,400	$82,505

Recurring capital expenditures represent costs to fund major replacements and betterments to our properties, including new roofs and paving of parking lots. Recurring capital expenditures per square foot for the year ended December 31, 2016 and 2015, were $0.32 and $0.28, respectively.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for available properties and may acquire shopping centers when we believe strategic opportunities exist, particularly where we can enhance our concentration in attractive retail submarkets and the long-term growth rate of our asset base. During the year ended December 31, 2016, we acquired one shopping center, two outparcel buildings and two land parcels for an aggregate purchase price of $48.0 million, of which $46.8 million is included in Acquisitions of real estate assets and $1.2 million is included in Improvements to and investments in real estate assets on the Company’s Consolidated Statements of Cash Flows.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our Portfolio. During the year ended December 31, 2016, we disposed of six shopping centers, one office building and one outparcel building for aggregate net proceeds of $102.9 million.

Financing Activities
Net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity securities, as well as principal and other payments associated with our outstanding indebtedness.

During the year ended December 31, 2016, the Company’s net cash used in financing activities increased $97.7 million as compared to the corresponding period in 2015. The increase was primarily due to a (i) $83.4 million increase in debt repayments, net of borrowings, (ii) a $7.5 million increase in deferred financing costs and (iii) a net increase of $4.3 million in distributions to common stock holders, partners and non-controlling interests.

Contractual Obligations
Our contractual obligations relate to our debt, including secured loans, unsecured credit facilities and unsecured notes payable with maturities ranging from one year to 15 years, in addition to non-cancelable operating leases pertaining to our shopping centers where we are the lessee and to our corporate offices.

The following table summarizes our debt maturities (excluding extension options and fair market debt adjustments) and obligations under non-cancelable operating leases as of December 31, 2016.

Contractual Obligations	Payment due by period
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Debt (1)	$312,888	$1,019,476	$620,126	$888,577	$686,225	$2,325,453	$5,852,745
Interest payments (2)	215,531	190,488	166,762	148,815	97,004	266,620	1,085,220
Operating leases	7,340	6,907	6,755	6,761	6,942	77,972	112,677
Total	$535,759	$1,216,871	$793,643	$1,044,153	$790,171	$2,670,045	$7,050,642

(1)	Debt includes scheduled principal amortization and scheduled maturities for secured loans, unsecured credit facilities and unsecured notes payable.

(2)
As of December 31, 2016, we incur variable rate interest on a (i) $1.0 billion term loan and a $0.5 billion term loan under our Unsecured Credit Facility; (ii) $122.0 million outstanding balance under the Revolving Facility; and (iii) $600.0 million term loan under our Term Loan. Interest payments for these amounts are presented at rates as of December 31, 2016. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures.”

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

NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock is NAREIT FFO as further adjusted to exclude net income (loss) attributable to non-controlling interests not convertible into common stock. We believe NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock is a meaningful supplemental measure that better reflects our operating performance by excluding FFO attributable to non-controlling interests not convertible into common stock.

We present NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock as we consider them important supplemental measures of our operating performance and we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We believe NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interest convertible into common stock assist investors in analyzing our comparative operating and financial performance because, by excluding gains and losses related to dispositions of previously depreciated operating properties, real estate-related depreciation and amortization of continuing operations and impairment of operating properties, investors can compare the operating performance of a company’s real estate between periods.

Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations and, accordingly, should always be considered as supplemental to financial results presented in accordance with GAAP.

NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock should not be considered as alternatives to or more meaningful than net income (determined in accordance with GAAP) or other GAAP financial measures, as indicators of financial performance and are not alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of liquidity. Computation of NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to similarly titled measures presented by such other REITs. Investors are cautioned that items excluded from NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock are significant components in evaluating financial performance.

Our reconciliation of Brixmor Property Group Inc.’s net income to NAREIT FFO and NAREIT FFO attributable to stockholders and non-controlling interest convertible into common stock for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income	$278,142	$197,536	$132,851
Gain on disposition of operating properties	(35,613)	(11,744)	(15,549)
Gain on disposition of unconsolidated joint ventures	—	—	(1,820)
Depreciation and amortization-real estate related-continuing operations	384,187	413,470	438,565
Depreciation and amortization-real estate related-discontinued operations	—	—	606
Depreciation and amortization-real estate related-unconsolidated joint ventures	88	85	168
Impairment of operating properties	5,154	807	—
NAREIT FFO	631,958	600,154	554,821
Adjustments attributable to non-controlling interests not convertible into common stock	—	—	(6,415)
NAREIT FFO attributable to stockholders and non-controlling interests convertible into common stock	$631,958	$600,154	$548,406

NAREIT FFO per share/OP Unit - diluted	$2.07	$1.97	$1.80
Weighted average shares/OP Units outstanding - basic and diluted (1)	305,059	305,023	304,359

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

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

Revenue Recognition and Receivables
Rental revenue is recognized on a straight-line basis over the terms of the related leases.  The cumulative difference between rental revenue recognized in the Company's Consolidated Statements of Operations and contractual payment terms is recorded as deferred rent and presented on the accompanying Consolidated Balance Sheets within Receivables, net.

The Company commences recognizing revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee.  These percentage rents are recognized upon the achievement of certain pre-determined sales levels. Leases also typically provide for reimbursement of common area expenses, property taxes and other operating expenses by the lessee and are recognized in the period the applicable expenditures are incurred.

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

Real Estate
Real estate assets are recorded in the Company's Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt based on an evaluation of available information. Based on these estimates, the estimated fair value is allocated to the acquired assets and assumed liabilities.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a prospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

In allocating the fair value to identifiable intangible assets and liabilities of an acquired operating property, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease, which includes renewal periods with fixed rental terms that are considered to be below-market.

In determining the value of in-place leases and tenant relationships, management evaluates the specific characteristics of each lease and the Company’s overall relationship with each tenant. Factors considered include, but are not limited to: the nature of the existing relationship with a tenant, the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include: real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical lease-up periods. Costs to execute similar leases include: leasing commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. The values assigned to in-place leases and tenant relationships are amortized to Depreciation and amortization expense over the remaining term of each lease.

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

When a real estate asset is identified by management as held-for-sale, the Company discontinues depreciating the asset and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.

On a periodic basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.

If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors. Changes in any of these estimates and/or assumptions, including the anticipated holding period could have a material impact of the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its fair value.

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

Stock Based Compensation
The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees and non-employee directors be recognized in the statement of operations over the service period based on their fair value. Fair value is determined based on the type of award using either the grant date market price of the Company’s stock, the Black-Scholes-Merton option-pricing model or a Monte Carlo simulation model. Share-based compensation expense is included in General and administrative expenses in the Company’s Consolidated Statements of Operations.

Inflation
Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including requirements for tenants to pay their share of operating expenses, including common area expenses, real estate taxes and insurance, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. This belief is based upon an analysis of relevant market conditions. In addition, with respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and reinvestment in our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest margins available.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties or unsecured debt obligations. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of the financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value derivative contract is positive, the counterparty owes us, which creates credit risk to us. We will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

As of December 31, 2016, we had $2.2 billion of outstanding variable rate borrowings under our Unsecured Credit Facility and Term Loan which both bore interest at a rate equal to LIBOR plus an interest spread of 1.35% and 1.40%, respectively. We have interest rate swap agreements on $1.4 billion of our variable rate borrowings, which effectively convert the base rate on the borrowings from variable to fixed. If market rates of interest on our variable rate debt increased by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $8.2 million (after taking into account the impact of the $1.4 billion of interest rate swap agreements). If market rates of interest on our variable rate debt decreased by 100 basis points, the decrease in annual interest expense on our variable rate debt would increase future earnings and cash flows by approximately $5.1 million (after taking into account the impact of the $1.4 billion of interest rate swap agreements).

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2016. The table has limited predictive value as average interest rates for variable rate debt included in the table represent rates that existed as of December 31, 2016 and are subject to change. Further, the table below incorporates only those exposures that exist as of December 31, 2016 and does not consider exposures or positions that may have arisen after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Secured Debt
Fixed rate	$312,888	$19,476	$20,126	$766,577	$186,225	$7,000	$1,312,292	$1,410,698
Weighted average interest rate(1)	6.17%	6.17%	6.17%	6.17%	4.4%	4.4%

Unsecured Debt
Fixed rate	$—	$—	$—	$—	$—	$2,318,453	$2,318,453	$2,302,048
Weighted average interest rate(1)	3.82%	3.82%	3.82%	3.82%	3.82%	3.82%

Variable rate(2) (3)	$—	$1,000,000	$600,000	$122,000	$500,000	$—	$2,222,000	$2,223,807
Weighted average interest rate(1)	2.17%	2.29%	2.34%	2.46%	—	—

(1)	Weighted average interest rates are on the debt balances as of the end of each year and assumes repayment of debt on its scheduled maturity date.

(2)	The Company's variable rate debt is based on a credit rating grid. The credit rating grid and all-in-rate on outstanding variable rate debt as of December 31, 2016 is as follows:

				Credit Spread Grid
	As of December 31, 2016			LIBOR Rate Loans		Base Rate Loans
Variable Rate Debt	LIBOR Rate	Credit Spread	All-in-Rate	Credit Spread	Facility Fee	Credit Spread	Facility Fee
Unsecured Credit Facility (Term Loans)	0.63%	1.35%	1.98%	0.90% - 1.75%	N/A	0.00% - 0.75%	N/A
Unsecured Credit Facility (Revolving Line of Credit)	0.63%	1.20%	1.83%	0.88% - 1.55%	0.13% - 0.30%	0.88% - 1.55%	0.13% - 0.30%
Term Loan	0.63%	1.40%	2.03%	0.00% - 0.95%	N/A	0.95% - 1.95%	N/A

(3)
The Company has in place nine interest rate swaps agreements that convert the variable interest rates on portions of our variable rate debt to fixed rates. The balances subject to interest rates swaps as of December 31, 2016 is as follows (dollars in thousands):

	As of December 31, 2016
Variable Rate Debt	Amount	Weighted Average Fixed Rate	Credit Spread	Swapped All-in-Rate
Unsecured Credit Facility (Term Loans)	$800,000	1.00%	1.35%	2.35%
Term Loan	$600,000	0.86%	1.40%	2.26%

Item 8.    Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Remediation of Prior Year Material Weakness
BPG disclosed a material weakness in internal control over financial reporting in its Form 10-K for the fiscal year ended December 31, 2015. During 2016, BPG implemented the following actions to remediate the material weakness:

•	certain personnel are no longer employed by BPG;

•	a new Chief Executive Officer and Chief Financial Officer were appointed effective May 20, 2016;

•
the Audit Committee, Board and executives have and will continue to increase communication and training to employees regarding the ethical values of BPG, requirement to comply with laws, the Code of Conduct and BPG's policies; and

•	BPG evaluated its organizational structure and assessed roles and responsibilities to enhance controls and compliance.

As a result of such remediation efforts, BPG has concluded that the material weakness has been remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Operating Partnership’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2016.

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

Under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Remediation of Prior Year Material Weakness
The Operating Partnership disclosed a material weakness in internal control over financial reporting in its Form 10-K for the fiscal year ended December 31, 2015. During 2016, the Operating Partnership implemented the following actions to remediate the material weakness:

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

•	the Operating Partnership evaluated its organizational structure and assessed roles and responsibilities to enhance controls and compliance.

As a result of such remediation efforts, the Operating Partnership has concluded that the material weakness has been remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 18, 2017 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2016 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 18, 2017 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2016 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 18, 2017 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2016 fiscal year covered by this Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 18, 2017 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2016 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 18, 2017 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2016 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

3.    Exhibits.
(b)    Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of November 11, 2016	8-K	001-36160	11/17/2016	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Special Limited Partner, and the other limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.1
3.5	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, and the limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.2
3.6	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 11, 2014	8-K	001-36160	3/14/2014	10.1
3.7	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 28, 2014	8-K	001-36160	4/3/2014	10.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee.	8-K	001-36160	1/21/2015	4.2
4.3	Second Supplemental Indenture, dated August 10, 2015, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	00-36160	8/10/2015	4.2
4.4	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.5	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.6	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.7	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	8/23/2013	4.4
4.8	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.1
4.9	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.10	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.11	Third Supplemental Indenture, dated June 13, 2016, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/13/2016	4.2
4.12	Fourth Supplemental Indenture, dated August 24, 2016, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/24/2016	4.1
10.1	Term Loan Agreement, dated March 18, 2014, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	8-K	001-36160	3/18/2014	10.1
10.2	Parent Guaranty, executed as of March 18, 2014, by BPG Subsidiary Inc. and Brixmor OP GP LLC for the benefit of JPMorgan Chase, N.A., as administrative agent	8-K	001-36160	3/18/2014	10.2
10.3	Amendment No. 1 to Term Loan Agreement, dated as of February 5, 2015, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36160	2/9/2015	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
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
		S-11	333-190002	8/23/2013	10.9
10.5	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP New Garden SC Owner, LLC, et al.)	S-11	333-190002	8/23/2013	10.10
10.6	Senior Mezzanine Loan Agreement, dated as of July 28, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.11
10.7	Senior Mezzanine Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.12
10.8	Omnibus Amendment to the Mezzanine Loan Documents, dated as of September 1, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/17/2013	10.13
10.9	Loan Agreement, dated as of July 28, 2010, by and between Centro NP Roosevelt Mall Owner, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	10/17/2013	10.14
10.10	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP Roosevelt Mall Owner, LLC)	S-11	333-190002	10/17/2013	10.15
10.11*	2013 Omnibus Incentive Plan	S-11	333-190002	9/23/2013	10.18
10.12*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.13*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.14*	Form of Brixmor Property Group Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/4/2013	10.26
10.15*	Form of BPG Subsidiary Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/4/2013	10.27
10.16*	Form of Restricted Stock Unit Agreement	10-Q	001-36160	4/27/2015	10.1
10.17*	Form of LTIP Unit Agreement	10-Q	001-36160	4/27/2015	10.2
10.18*	Form of Director Restricted Stock Award Agreement	S-11	333-190002	10/4/2013	10.30
10.19	Form of Restricted Stock Unit Agreement	10-Q	001-36160	4/26/2016	10.6
10.20*	Employment Agreement, dated April 12, 2016 by and between Brixmor Property Group Inc. and James M. Taylor	10-Q	001-36160	7/25/2016	10.1
10.21*	Employment Agreement, dated April 26, 2016, by and between Brixmor Property Group Inc. and Angela Aman	10-Q	001-36160	7/25/2016	10.2
10.22*	Employment Agreement, dated May 11, 2016 by and between Brixmor Property Group Inc. and Mark T. Horgan	—	—	—	—	x
10.23*	Employment Agreement, dated December 5, 2014 by and between Brixmor Property Group Inc. and Brian T. Finnegan	—	—	—	—	x
10.24	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-36160	7/25/2016	10.5
10.25	Amendment No. 2 to Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-36160	7/25/2016	10.6
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Ernst & Young LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.3	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
23.4	Consent of Ernst & Young LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Property List	—	—	—	—	x
99.2	Information relating to Part II, Item 14 “Other Expenses of Issuance and Distribution” of the Registration Statement (File No. 333-201464-01).	8-K	001-36160	1/21/2015	99.1
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
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

BRIXMOR PROPERTY GROUP INC.

Date: February 13, 2017	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 13, 2017	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2017	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 13, 2017	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: February 13, 2017	By:	/s/Michael Cathers
Michael Cathers
Interim Chief Accounting Officer
(Principal Accounting Officer)

Date: February 13, 2017	By:	/s/John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Date: February 13, 2017	By:	/s/Michael Berman
Michael Berman
Director

Date: February 13, 2017	By:	/s/Sheryl M. Crosland
Sheryl M. Crosland
Director

Date: February 13, 2017	By:	/s/Anthony W. Deering
Anthony W. Deering
Director

Date: February 13, 2017	By:	/s/Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 13, 2017	By:	/s/Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 13, 2017	By:	/s/William D. Rahm
William D. Rahm
Director

Date: February 13, 2017	By:	/s/Gabrielle Sulzberger
Gabrielle Sulzberger
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brixmor Property Group Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of Brixmor Property Group Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the years then ended. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brixmor Property Group Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brixmor Property Group Inc. and Subsidiaries
New York, New York

We have audited the internal control over financial reporting of Brixmor Property Group Inc. and Subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 13, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Brixmor Property Group Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year ended December 31, 2014, of Brixmor Property Group Inc. and Subsidiaries (the “Company”). Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Brixmor Property Group Inc. and Subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Brixmor Operating Partnership LP and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of Brixmor Operating Partnership LP and Subsidiaries (the "Operating Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in capital, and cash flows for the years then ended. Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brixmor Operating Partnership LP and Subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2017 expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Brixmor Operating Partnership LP and Subsidiaries
New York, New York

We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and Subsidiaries (the "Operating Partnership") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.

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

In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Operating Partnership and our report dated February 13, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Partners of Brixmor Operating Partnership LP and Subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in capital and cash flows for the year ended December 31, 2014, of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”). Our audit also included the financial statement schedules listed in the Index at Item 15. These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Brixmor Operating Partnership LP and Subsidiaries for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
February 19, 2015

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2016	December 31, 2015
Assets
Real estate
Land	$2,006,655	$2,011,947
Buildings and improvements	9,002,403	8,920,903
	11,009,058	10,932,850
Accumulated depreciation and amortization	(2,167,054)	(1,880,685)
Real estate, net	8,842,004	9,052,165

Investments in and advances to unconsolidated joint ventures	7,921	5,019
Cash and cash equivalents	51,402	69,528
Restricted cash	51,467	41,462
Marketable securities	25,573	23,001
Receivables, net of allowance for doubtful accounts of $16,759 and $16,587	178,216	180,486
Deferred charges and prepaid expenses, net	122,787	109,149
Other assets	40,315	17,197
Total assets	$9,319,685	$9,498,007

Liabilities
Debt obligations, net	$5,838,889	$5,974,266
Accounts payable, accrued expenses and other liabilities	553,636	603,439
Total liabilities	6,392,525	6,577,705

Commitments and contingencies (Note 14)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 304,343,141 and 299,138,450 shares outstanding	3,043	2,991
Additional paid in capital	3,324,874	3,270,246
Accumulated other comprehensive income (loss)	21,519	(2,509)
Distributions in excess of net income	(426,552)	(400,945)
Total stockholders’ equity	2,922,884	2,869,783
Non-controlling interests	4,276	50,519
Total equity	2,927,160	2,920,302
Total liabilities and equity	$9,319,685	$9,498,007
The accompanying notes are an integral part of these consolidated financial statements.

F-8

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2016	2015	2014
Revenues
Rental income	$998,118	$984,548	$960,715
Expense reimbursements	270,548	276,032	268,035
Other revenues	7,106	5,400	7,849
Total revenues	1,275,772	1,265,980	1,236,599

Operating expenses
Operating costs	133,429	129,477	129,148
Real estate taxes	174,487	180,911	179,504
Depreciation and amortization	387,302	417,935	441,630
Provision for doubtful accounts	9,182	9,540	11,537
Impairment of real estate assets	5,154	1,005	—
General and administrative	92,248	98,454	80,175
Total operating expenses	801,802	837,322	841,994

Other income (expense)
Dividends and interest	542	315	602
Interest expense	(226,671)	(245,012)	(262,812)
Gain on sale of real estate assets	35,613	11,744	378
Gain (loss) on extinguishment of debt, net	(832)	1,720	(13,761)
Other	(4,957)	(348)	(8,431)
Total other expense	(196,305)	(231,581)	(284,024)

Income before equity in income of unconsolidated joint ventures	277,665	197,077	110,581
Equity in income of unconsolidated joint ventures	477	459	370
Gain on disposition of investments in unconsolidated joint ventures	—	—	1,820
Income from continuing operations	278,142	197,536	112,771

Discontinued operations
Income from discontinued operations	—	—	4,909
Gain on disposition of operating properties	—	—	15,171
Income from discontinued operations	—	—	20,080

Net income	278,142	197,536	132,851

Net income attributable to non-controlling interests	(2,514)	(3,816)	(43,849)

Net income attributable to Brixmor Property Group Inc.	275,628	193,720	89,002
Preferred stock dividends	(150)	(150)	(150)
Net income attributable to common stockholders	$275,478	$193,570	$88,852
Per common share:
Income from continuing operations:
Basic	$0.91	$0.65	$0.36
Diluted	$0.91	$0.65	$0.36
Net income attributable to common stockholders:
Basic	$0.91	$0.65	$0.36
Diluted	$0.91	$0.65	$0.36
Weighted average shares:
Basic	301,601	298,004	243,390
Diluted	305,060	305,017	244,588
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Net income	$278,142	$197,536	$132,851
Other comprehensive income (loss)
Unrealized gain on interest rate hedges	24,042	1,986	2,372
Unrealized gain (loss) on marketable securities	(14)	(60)	5
Total other comprehensive income	24,028	1,926	2,377
Comprehensive income	302,170	199,462	135,228
Comprehensive income attributable to non-controlling interests	(2,514)	(3,816)	(43,849)
Comprehensive income attributable to the Brixmor Property Group Inc.	$299,656	$195,646	$91,379
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of net income	Non-controlling Interests	Total
Beginning balance, January 1, 2014	229,689	$2,297	$2,543,690	$(6,812)	$(196,707)	$942,052	$3,284,520
Common stock dividends ($0.825 per common share)	—	—	—	—	(211,057)	—	(211,057)
Distributions to non-controlling interests	—	—	—	—	—	(40,331)	(40,331)
Redemption of Series A	—	—	6,222	—	—	(201,400)	(195,178)
Equity based compensation expense	—	—	7,588	—	—	1,864	9,452
Preferred stock dividends	—	—	—	—	—	(150)	(150)
Acquisition of non-controlling interests	—	—	437	—	—	(1,437)	(1,000)
Other comprehensive income	—	—	—	2,377	—	—	2,377
Conversion of Operating Partnership units into common stock	66,863	669	666,004	—	—	(666,673)	—
Net income	—	—	—	—	89,002	42,668	131,670
Ending balance, December 31, 2014	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303

Common stock dividends ($0.92 per common share)	—	—	—	—	(275,903)	—	(275,903)
Distributions to non-controlling interests	—	—	—	—	—	(5,843)	(5,843)
Equity based compensation expense	—	—	22,841	—	—	490	23,331
Preferred stock dividends	—	—	—	—	—	(150)	(150)
Issuance of common stock and OP Units	67	—	(743)	—	—	765	22
Other comprehensive income	—	—	—	1,926	—	—	1,926
Share-based awards retained for taxes	—	—	(920)	—	—	—	(920)
Conversion of Operating Partnership units into common stock	2,519	25	25,127	—	—	(25,152)	—
Net income	—	—	—	—	193,720	3,816	197,536
Ending balance, December 31, 2015	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302

Common stock dividends ($0.995 per common share)	—	—	—	—	(301,235)	—	(301,235)
Distributions to non-controlling interests	—	—	—	—	—	(2,403)	(2,403)
Equity based compensation expense	—	—	11,478	—	—	91	11,569
Preferred stock dividends	—	—	—	—	—	(150)	(150)
Issuance of common stock and OP Units	229	2	(1,395)	—	—	1,604	211
Other comprehensive income	—	—	—	24,028	—	—	24,028
Conversion of Operating Partnership units into common stock	4,976	50	47,849	—	—	(47,899)	—
Shared-based awards retained for taxes	—	—	(3,304)	—	—	—	(3,304)
Net income	—	—	—	—	275,628	2,514	278,142
Ending balance, December 31, 2016	304,343	$3,043	$3,324,874	$21,519	$(426,552)	$4,276	$2,927,160
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	278,142	197,536	132,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387,302	417,935	442,236
Debt premium and discount amortization	(12,436)	(18,065)	(20,413)
Deferred financing cost amortization	7,708	8,302	8,691
Above- and below-market lease intangible amortization	(37,730)	(47,757)	(45,536)
Provision for impairment	5,154	1,005	—
Gain on disposition of operating properties and investments in unconsolidated joint ventures	(35,613)	(11,744)	(17,369)
Equity based compensation	11,569	23,331	9,452
Other	1,121	358	(325)
(Gain) loss on extinguishment of debt, net	814	(5,306)	(245)
Changes in operating assets and liabilities:
Restricted cash	(272)	10,027	16,920
Receivables	1,566	1,829	(5,347)
Deferred charges and prepaid expenses	(33,819)	(40,460)	(29,413)
Other assets	(644)	(43)	409
Accounts payable, accrued expenses and other liabilities	(5,667)	(2,923)	(12,701)
Net cash provided by operating activities	567,195	534,025	479,210

Investing activities:
Improvements to and investments in real estate assets	(192,428)	(189,934)	(214,678)
Acquisitions of real estate assets	(46,833)	(52,208)	—
Proceeds from sales of real estate assets	102,904	54,236	6,835
Distributions from unconsolidated joint ventures	—	—	454
Contributions to unconsolidated joint ventures	(2,846)	—	—
Change in restricted cash attributable to investing activities	(9,733)	1,675	4,483
Purchase of marketable securities	(46,325)	(24,278)	(23,123)
Proceeds from sale of marketable securities	43,647	21,441	25,197
Net cash used in investing activities	(151,614)	(189,068)	(200,832)

Financing activities:
Repayment of debt obligations and financing liabilities	(914,471)	(1,122,118)	(1,086,241)
Repayment of borrowings under unsecured revolving credit facility	(840,000)	(1,118,475)	(720,047)
Proceeds from borrowings under unsecured revolving credit facility	546,000	1,015,000	1,119,343
Proceeds from unsecured term loan and notes	1,087,623	1,188,146	600,000
Deferred financing costs	(10,614)	(3,159)	(2,995)
Distributions to common stockholders	(295,205)	(268,281)	(173,147)
Distributions to non-controlling interests	(3,736)	(26,314)	(68,611)
Repurchase of common shares in conjunction with equity award plans	(3,304)	(823)	—
Net cash used in financing activities	(433,707)	(336,024)	(331,698)

Change in cash and cash equivalents	(18,126)	8,933	(53,320)
Cash and cash equivalents at beginning of period	69,528	60,595	113,915
Cash and cash equivalents at end of period	$51,402	$69,528	$60,595

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,870, $2,749 and $4,047	$228,378	$244,067	$282,639
State and local taxes paid	2,067	2,278	1,889
Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	—	—	178,969
Assumed mortgage debt through acquisition	—	7,000	—
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2016	December 31, 2015
Assets
Real estate
Land	$2,006,655	$2,011,947
Buildings and improvements	9,002,403	8,920,903
	11,009,058	10,932,850
Accumulated depreciation and amortization	(2,167,054)	(1,880,685)
Real estate, net	8,842,004	9,052,165

Investments in and advances to unconsolidated joint ventures	7,921	5,019
Cash and cash equivalents	51,368	69,506
Restricted cash	51,467	41,462
Marketable securities	25,356	22,791
Receivables, net of allowance for doubtful accounts of $16,759 and $16,587	178,216	180,486
Deferred charges and prepaid expenses, net	122,787	109,149
Other assets	40,315	17,197
Total assets	$9,319,434	$9,497,775

Liabilities
Debt obligations, net	$5,838,889	$5,974,266
Accounts payable, accrued expenses and other liabilities	553,636	603,439
Total liabilities	6,392,525	6,577,705

Commitments and contingencies (Notes 14)	—	—

Capital
Partnership common units: 304,720,842 and 304,366,215 units outstanding	2,905,378	2,922,565
Accumulated other comprehensive income (loss)	21,531	(2,495)
Total capital	2,926,909	2,920,070
Total liabilities and capital	$9,319,434	$9,497,775
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2016	2015	2014
Revenues
Rental income	$998,118	$984,548	$960,715
Expense reimbursements	270,548	276,032	268,035
Other revenues	7,106	5,400	7,849
Total revenues	1,275,772	1,265,980	1,236,599

Operating expenses
Operating costs	133,429	129,477	129,148
Real estate taxes	174,487	180,911	179,504
Depreciation and amortization	387,302	417,935	441,630
Provision for doubtful accounts	9,182	9,540	11,537
Impairment of real estate assets	5,154	1,005	—
General and administrative	92,248	98,454	80,175
Total operating expenses	801,802	837,322	841,994

Other income (expense)
Dividends and interest	542	315	602
Interest expense	(226,671)	(245,012)	(262,812)
Gain on sale of real estate assets	35,613	11,744	378
Gain (loss) on extinguishment of debt, net	(832)	1,720	(13,761)
Other	(4,957)	(348)	(8,431)
Total other expense	(196,305)	(231,581)	(284,024)

Income before equity in income of unconsolidated joint ventures	277,665	197,077	110,581
Equity in income of unconsolidated joint ventures	477	459	370
Gain on disposition of investments in unconsolidated joint ventures	—	—	1,820
Income from continuing operations	278,142	197,536	112,771

Discontinued operations
Income from discontinued operations	—	—	4,909
Gain on disposition of operating properties	—	—	15,171
Income from discontinued operations	—	—	20,080

Net income	278,142	197,536	132,851

Net income attributable to non-controlling interests	—	—	(1,181)

Net income attributable to Brixmor Operating Partnership LP	$278,142	$197,536	$131,670
Net income attributable to:
Series A interest	$—	$—	$21,014
Partnership common units	278,142	197,536	110,656
Net income attributable to Brixmor Operating Partnership LP	$278,142	$197,536	$131,670
Per common unit:
Income from continuing operations:
Basic	$0.91	$0.65	$0.36
Diluted	$0.91	$0.65	$0.36
Net income attributable to partnership common units:
Basic	$0.91	$0.65	$0.36
Diluted	$0.91	$0.65	$0.36
Weighted average number of partnership common units:
Basic	304,600	303,992	302,540
Diluted	305,059	305,017	303,738
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Net income	$278,142	$197,536	$132,851
Other comprehensive income (loss)
Unrealized gain on interest rate hedges	24,042	1,986	2,372
Unrealized loss on marketable securities	(16)	(56)	—
Total other comprehensive income	24,026	1,930	2,372
Comprehensive income	302,168	199,466	135,223
Comprehensive income attributable to non-controlling interests	—	—	(1,181)
Comprehensive income attributable to Brixmor Operating Partnership LP	$302,168	$199,466	$134,042
Comprehensive income attributable to:
Series A interest	$—	$—	$21,014
Partnership common units	302,168	199,466	113,028
Comprehensive loss attributable to Brixmor Operating Partnership LP	$302,168	$199,466	$134,042
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Series A Interest	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Beginning balance, January 1, 2014	$3,108,398	$180,386	$(6,797)	$1,437	$3,283,424
Distributions to partners	(250,784)	—	—	—	(250,784)
Redemption of Series A interest	6,222	(201,400)	—	—	(195,178)
Equity based compensation expense	9,452	—	—	—	9,452
Acquisition of non-controlling interests	437	—	—	(1,437)	(1,000)
Other comprehensive income	—	—	2,372	—	2,372
Net income	110,656	21,014	—	—	131,670
Ending balance, December 31, 2014	$2,984,381	$—	$(4,425)	$—	$2,979,956

Distributions to partners	(281,785)	—	—	—	(281,785)
Equity based compensation expense	23,331	—	—	—	23,331
Other comprehensive income	—	—	1,930	—	1,930
Issuance of OP Units	22	—	—	—	22
Share-based awards retained for taxes	(920)	—	—	—	(920)
Net income	197,536	—	—	—	197,536
Ending balance, December 31, 2015	$2,922,565	$—	$(2,495)	$—	$2,920,070

Distributions to partners	(303,805)	—	—	—	(303,805)
Equity based compensation expense	11,569	—	—	—	11,569
Other comprehensive income	—	—	24,026	—	24,026
Issuance of OP Units	211		—		211
Share-based awards retained for taxes	(3,304)	—	—	—	(3,304)
Net income attributable to Brixmor Operating Partnership LP	278,142	—	—	—	278,142
Ending balance, December 31, 2016	$2,905,378	$—	$21,531	$—	$2,926,909
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$278,142	$197,536	$132,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387,302	417,935	442,236
Debt premium and discount amortization	(12,436)	(18,065)	(20,413)
Deferred financing cost amortization	7,708	8,302	8,691
Above- and below-market lease intangible amortization	(37,730)	(47,757)	(45,536)
Provisions for impairment	5,154	1,005	—
Gain on disposition of operating properties and investments in unconsolidated joint ventures	(35,613)	(11,744)	(17,369)
Equity based compensation	11,569	23,331	9,452
Other	1,121	358	(325)
(Gain) loss on extinguishment of debt, net	814	(5,306)	(245)
Changes in operating assets and liabilities:
Restricted cash	(272)	10,027	16,920
Receivables	1,566	1,829	(5,347)
Deferred charges and prepaid expenses	(33,819)	(40,460)	(29,413)
Other assets	(644)	(43)	411
Accounts payable, accrued expenses and other liabilities	(5,667)	(2,923)	(12,696)
Net cash provided by operating activities	567,195	534,025	479,217

Investing activities:
Improvements to and investments in real estate assets	(192,428)	(189,934)	(214,678)
Acquisitions of real estate assets	(46,833)	(52,208)	—
Proceeds from sales of real estate assets	102,904	54,236	6,835
Distributions from unconsolidated joint ventures	—	—	454
Contributions to unconsolidated joint ventures	(2,846)	—	—
Change in restricted cash attributable to investing activities	(9,733)	1,675	4,493
Purchase of marketable securities	(46,317)	(24,275)	(23,123)
Proceeds from sale of marketable securities	43,647	21,441	25,197
Net cash used in investing activities	(151,606)	(189,065)	(200,822)

Financing activities:
Repayment of debt obligations and financing liabilities	(914,471)	(1,122,118)	(1,086,241)
Repayment of borrowings under unsecured revolving credit facility	(840,000)	(1,118,475)	(720,047)
Proceeds from borrowings under unsecured revolving credit facility	546,000	1,015,000	1,119,343
Proceeds from unsecured term loan and notes	1,087,623	1,188,146	600,000
Deferred financing costs	(10,614)	(3,159)	(2,995)
Partners distributions	(302,265)	(275,428)	(226,545)
Distributions to non-controlling interests	—	(19,870)	(14,466)
Net cash used in financing activities	(433,727)	(335,904)	(330,951)

Change in cash and cash equivalents	(18,138)	9,056	(52,556)
Cash and cash equivalents at beginning of period	69,506	60,450	113,006
Cash and cash equivalents at end of period	$51,368	$69,506	$60,450

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,870, $2,749 and $4,047	$228,378	$244,067	$282,639
State and local taxes paid	2,067	2,278	1,889
Supplemental non-cash investing and/or financing activities:
Net carrying value of properties distributed to non-controlling owners	—	—	178,969
Assumed mortgage debt through acquisition	—	7,000	—
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed REIT. Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates the second largest open air retail portfolio by gross leasable area ("GLA") in the Unites States, comprised primarily of community and neighborhood shopping centers. As of December 31, 2016, the Company's portfolio was comprised of 512 shopping centers totaling approximately 86 million square feet of gross leasable area (the “Portfolio”), including 511 wholly owned shopping centers and one shopping center is held through an unconsolidated joint venture. In addition, the Company has one land parcel currently under development. The Company's high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2016 and 2015 and the consolidated results of its operations and cash flows for the years ended December 31, 2016, 2015 and 2014.

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

The Company has evaluated the Operating Partnership and has determined it to be a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company's partnership interest is considered a majority voting interest.

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to impairments of real estate, recovery of receivables and depreciable lives. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as new information becomes known. Actual results could differ from these estimates.

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

The Company maintains its cash and cash equivalents at major financial institutions.  The cash and cash equivalent balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal.

Restricted Cash
Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements as well as legally restricted tenant security deposits and funds held in escrow for pending transactions.

Real Estate
Real estate assets are recorded in the Company's Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt based on an evaluation of available information. Based on these estimates, the estimated fair value is allocated to the acquired assets and assumed liabilities.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a prospective basis. The Company expenses transaction costs associated with business combinations in the period incurred.

In allocating the fair value to identifiable intangible assets and liabilities of an acquired operating property, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease, which includes renewal periods with fixed rental terms that are considered to be below-market.

In determining the value of in-place leases and tenant relationships, management evaluates the specific characteristics of each lease and the Company’s overall relationship with each tenant. Factors considered include, but are not limited to: the nature of the existing relationship with a tenant, the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include: real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical lease-up periods. Costs to execute similar leases include: leasing commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. The values assigned to in-place leases and tenant relationships are amortized to Depreciation and amortization expense over the remaining term of each lease.

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

When a real estate asset is identified by management as held-for-sale, the Company discontinues depreciating the asset and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.

On a periodic basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.

If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors. Changes in any of these estimates and/or assumptions, including the anticipated holding period could have a material impact of the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its fair value.

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

Real Estate Under Redevelopment
Real estate assets that are under redevelopment are carried at cost and are not depreciated. Amounts essential to the development of the property, such as development costs, construction costs, interest costs, real estate taxes, salaries and related costs of personnel directly involved and other costs incurred during the period of redevelopment are capitalized. The Company ceases cost capitalization and all project-related costs are reclassified to land and building and other improvements at the time when development or redevelopment is considered substantially complete.

Investments in and Advances to Unconsolidated Joint Ventures
The Company accounts for its investment in the unconsolidated joint venture using the equity method of accounting as the Company exercises significant influence over, but does not control this entity. This investment was initially recorded at cost and is subsequently adjusted for cash contributions and distributions. Earnings for the investment are recognized in accordance with the terms of the underlying agreement. Intercompany fees and gains on transactions with the unconsolidated joint venture are eliminated to the extent of the Company’s ownership interest.

To recognize the character of distributions from the unconsolidated joint venture, the Company reviews the nature of cash distributions received for purposes of determining whether such distributions should be classified as either a return on investment, which would be included in operating activities, or a return of investment, which would be included in Investing activities on the Company's Consolidated Statements of Cash Flows.

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investment in the unconsolidated joint venture may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.

Deferred Leasing and Financing Costs
Costs incurred in executing tenant leases (including internal leasing costs) and long-term financing are amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. Costs incurred related to executing tenant leases which are capitalized include salaries, lease incentives and the related costs of personnel directly involved in successful leasing efforts. Costs incurred in obtaining long-term financing which are capitalized include bank and legal fees. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, in the Company's Consolidated Statements of Operations and within Operating activities on the Company's Consolidated Statements of Cash Flows.

Marketable Securities
The Company classifies its marketable securities, which include both debt and equity securities, as available-for-sale. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income (loss). The fair value of marketable securities are based primarily on publicly traded market values in active markets and are classified accordingly on the fair value hierarchy.

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

At December 31, 2016 and 2015, the fair value of the Company’s marketable securities portfolio approximated its cost basis.

Derivative Financial Instruments
Derivatives, including certain derivatives embedded in other contracts, are measured at fair value and are recognized in the Company's Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the necessary criteria.

Revenue Recognition and Receivables
Rental revenue is recognized on a straight-line basis over the terms of the related leases.  The cumulative difference between rental revenue recognized in the Company's Consolidated Statements of Operations and contractual payment terms is recorded as deferred rent and presented on the accompanying Consolidated Balance Sheets within Receivables, net.

The Company commences recognizing revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee.  These percentage rents are recognized upon the achievement of certain pre-determined sales levels. Leases also typically provide for reimbursement of common area expenses, property taxes and other operating expenses by the lessee and are recognized in the period the applicable expenditures are incurred.

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

Stock Based Compensation
The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees and non-employee directors be recognized in the statement of operations over the service period based on their fair value. Fair value is determined based on the type of award using either the grant date market price of the Company’s stock, the Black-Scholes-Merton option-pricing model or a Monte Carlo simulation model. Share-based compensation expense is included in General and administrative expenses in the Company’s Consolidated Statements of Operations.

Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to its stockholders. It is management’s intention to adhere to these requirements and maintain the Parent Company’s REIT status.

As a REIT, the Parent Company generally will not be subject to United States federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Operating Partnership is organized as a limited partnership and is generally not subject to United States federal or state income taxes.

BPG Sub also has elected to qualify as a REIT under the Code and is subject to the same tax requirements and tax treatment as the Parent Company. The Parent Company and BPG Sub have taxable REIT subsidiaries, and the Parent Company and BPG Sub may in the future elect to treat newly formed subsidiaries as taxable REIT subsidiaries which would be subject to income tax. Taxable REIT subsidiaries may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to United States federal and state income tax at regular corporate tax rates.

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying Consolidated Financial Statements. The Operating Partnership, however, may be subject to certain state and local income taxes or franchise taxes.

The Company has analyzed the tax position taken on income tax returns for the open 2013 through 2016 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2016 and 2015.

New Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01, "Business Combinations (Topic 805)." ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will result in many real estate transactions being classified as an asset acquisition and transaction costs being capitalized.  The standard is effective on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its Consolidated Financial Statements of the Company.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230)." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard is effective on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its Consolidated Financial Statements of the Company.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230)." ASU 2016-15 provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees. The standard is effective on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its Consolidated Financial Statements of the Company.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)." ASU 2016-09 sets out amendments to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The standard is effective on January 1, 2017, with early adoption permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its Consolidated Financial Statements of the Company.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its Consolidated Financial Statements of the Company.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on its Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the Company's Consolidated Financial Statements of the Company.

2.    Acquisition of Real Estate
During the year ended December 31, 2016, the Company acquired the following, in separate transactions (dollars in thousands):

				Purchase Price
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Total
Building at Rose Pavilion	Pleasanton, CA	Sept-16	28,530	$6,733	$—	$6,733
Felicita Town Center	Escondido, CA	Dec-16	126,502	40,100	—	40,100
			155,032	$46,833	$—	$46,833
During the year ended December 31, 2015, the Company acquired the following, in separate transactions (dollars in thousands):

				Purchase Price
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Total
Building at Bardin Place Center	Arlington, TX	Jun-15	96,127	$9,258	$—	$9,258
Larchmont Centre	Mt. Laurel, NJ	Jun-15	103,787	11,000	7,000	18,000
Webster Square Shopping Center	Marshfield, MA	Jun-15	182,756	31,950	—	31,950
			382,670	$52,208	$7,000	$59,208
The aggregate purchase price of the properties acquired during the years ended December 31, 2016 and 2015, respectively, has been allocated as follows (2016 allocation amounts are preliminary and 2015 allocation amounts are final):

	Year Ended December 31,
Assets	2016	2015
Land	$14,059	$13,004
Buildings	29,277	35,606
Building and tenant improvements	2,749	7,006
Above market rents	652	95
In-place leases	2,608	4,101
Real estate, net	49,345	59,812
Deferred charges and prepaid expenses, net	—	1,792
Total assets	49,345	61,604

Liabilities
Secured loan payable	$—	$7,000
Secured loan fair value adjustment	—	440
Debt obligations, net	—	7,440
Accounts payable, accrued expenses and other liabilities (below market leases)	2,512	1,956
Total liabilities	2,512	9,396
Net Assets Acquired	$46,833	$52,208

In addition the Company acquired the following outparcels adjacent to existing Company owned shopping centers in connection with its repositioning activities at those centers: (i) during the year ended December 31, 2016, two land parcels and one outparcel building for an aggregate purchase price of $1.2 million; (ii) during the year ended December 31, 2015, seven outparcel buildings for an aggregate purchase price of $17.4 million. These amounts are included in Improvements to and investments in real estate assets on the Company's Consolidated Statement of Cash Flows.

The real estate operations acquired were not considered material to the Company, individually or in the aggregate, and therefore pro forma financial information is not necessary.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred transaction expenses of $0.5 million, $2.3 million and $0.1 million, respectively. These amounts are included in Other on the Company's Consolidated Statements of Operations.

3.    Dispositions, Discontinued Operations and Assets Held for Sale
During the year ended December 31, 2016, the Company disposed of six shopping centers, one office building and one outparcel building for net proceeds of $102.9 million resulting in an aggregate gain of $35.6 million and an aggregate impairment of $2.0 million. The Company had no properties classified as held for sale as of December 31, 2016.

During the year ended December 31, 2015, the Company disposed of five shopping centers and three outparcels for net proceeds of $54.2 million resulting in an aggregate gain of $11.7 million and an aggregate impairment of $1.0 million. The Company had no properties classified as held for sale as of December 31, 2015.

During the year ended December 31, 2014, the Company transferred its ownership interests in 32 wholly owned properties to certain investment funds affiliated with The Blackstone Group L.P. ("Blackstone"). These properties had a carrying value of $176.1 million and a fair value of $190.5 million, resulting in an aggregate gain of $14.4 million. The Company also transferred one shopping center to the lender in satisfaction of the property’s mortgage balance resulting in a $6.1 million gain on extinguishment of debt. In addition, the Company disposed of one shopping center and one outparcel for net proceeds of $6.8 million resulting in an aggregate gain of $1.2 million. The Company had no properties classified as held for sale as of December 31, 2014.

For purposes of measuring provisions for impairments, fair value was determined based on contracts with buyers or purchase offers from potential buyers, adjusted to reflect associated disposition costs. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and expectations for growth, the Company determined that such fair value measurements were classified within Level 3 of the fair value hierarchy. For additional information regarding impairments taken by the Company, please see Note 5 and Note 8.

As a result of adopting ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” there were no discontinued operations for the years ended December 31, 2016 and 2015 as none of the current year disposals represented a strategic shift in the Company’s business that would qualify as discontinued operations. The following table provides a summary of revenues and expenses from the 34 shopping centers disposed and included in discontinued operations during the year ended December 31, 2014:

Year Ended December 31, 2014

Discontinued operations:
Revenues	$687
Operating expenses	(1,592)
Other income (expense), net	5,814
Income from discontinued operating properties	4,909
Gain on disposition of operating properties	15,171
Income from discontinued operations	$20,080

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2016	December 31, 2015
Land	$2,006,655	$2,011,947
Buildings and improvements:
Buildings and tenant improvements	8,165,672	8,043,325
Lease intangibles (1)	836,731	877,578
	11,009,058	10,932,850
Accumulated depreciation and amortization	(2,167,054)	(1,880,685)
Total	$8,842,004	$9,052,165

(1)
At December 31, 2016 and 2015, Lease intangibles consisted of the following: (i) $758.0 million and $796.8 million, respectively, of in-place leases, (ii) $78.7 million and $80.8 million, respectively, of above-market leases, and (iii) $632.8 million and $606.5 million, respectively, of accumulated amortization. These intangible assets are amortized over the term of each related lease.

In addition, at December 31, 2016 and 2015, the Company had intangible liabilities relating to below-market leases of $485.2 million and $505.8 million, respectively, and accumulated accretion of $261.7 million and $237.2 million, respectively. These intangible liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets, are accreted over the term of each related lease, including any renewal periods that are considered to be below market.

Net above and below market lease intangible accretion income for the years ended December 31, 2016, 2015 and 2014 was $37.7 million, $47.8 million and $45.5 million, respectively. These amounts are included in Rental income in the Company's Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2016, 2015 and 2014 was $60.0 million, $88.1 million and $120.3 million, respectively. These amounts are included in Depreciation and amortization in the Company's Consolidated Statements of Operations. The estimated net accretion (income) and amortization expense associated with the Company’s above and below market leases and in-place leases for the next five years are as follows:

Year ending December 31,	Above- and below-market lease accretion (income), net	In-place leases amortization expense
2017	$(28,699)	$41,402
2018	(25,914)	32,090
2019	(21,903)	25,353
2020	(17,598)	19,221
2021	(14,517)	14,039

5.    Impairments
On a periodic basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the Company’s assets (including any related amortizable intangible assets or liabilities) may be impaired. To the extent impairment has occurred, the carrying value of the asset is adjusted to an amount to reflect the estimated fair value of the asset. The Company recorded the following impairments during the years ended December 31, 2016 and 2015:

Year Ended December 31, 2016
Property Name	Location	Quarter Impaired	GLA	Impairment Charge
Inwood Forest (1)	Houston, TX	Q3 2016	77,553	$52
Plymouth Plaza (1)	Plymouth Meeting, PA	Q3 2016	30,013	1,997
Parcel at Country Hills Shopping Center (2)	Torrance, CA	Q4 2016	3,500	550
Milford Center (2)	Milford, CT	Q4 2016	25,056	2,626
Other	-	Q3 2016	N/A	(71)
			136,122	$5,154

Year Ended December 31, 2015
Property Name	Location	Quarter Impaired	GLA	Impairment Charge
Parkwest Crossing (3)	Durham-Chapel Hill, NC	Q1 2015	85,602	$807
Land Parcel (3)	Omaha-Council Bluffs, NE-IA	Q4 2015	N/A	198
			85,602	$1,005

(1)	The Company recorded impairment charges based upon the terms and conditions of an executed contract for each of the respective properties, which were sold during 2016.

(2)	The Company recorded impairment charges based upon a change in estimated holding periods for the properties, which reflect purchase offers from third parties.

(3)	The Company recorded impairment charges based upon the terms and conditions of an executed contract for each of the respective properties, which were sold during 2015.

The Company did not record any impairment charges during the year ended December 31, 2014.
The Company can provide no assurance that material impairment charges with respect to its Portfolio will not occur in future periods. See Note 3 for additional information regarding impairment charges taken in connection with the Company's dispositions. See Note 8 for additional information regarding the fair value of impairments taken on operating properties.

6.    Financial Instruments - Derivatives and Hedging
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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the year ended December 31, 2016, the Company entered into nine forward starting interest rate swap agreements (“Swaps”) with an effective date of November 1, 2016 and an aggregate notional value of $1.4 billion to partially hedge the variable cash flows associated with variable LIBOR based interest rates under the Company's $2.75 billion senior unsecured credit facility as amended July 25, 2016 (the, "Unsecured Credit Facility") and $600.0 million term loan as amended July 25, 2016 (the, "Term Loan"). The Swaps have expiration dates ranging from July 31, 2018 to July 30, 2021. During the year ended December 31, 2015, the Company did not enter into any new interest rate swap agreements.

A detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2016 and 2015 is as follows:

	Number of Instruments		Notional Amount
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Interest Rate Swaps	9	5	$1,400,000	$1,500,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. A detail of the Company’s fair value of interest rate derivatives on a gross and net basis as of December 31, 2016 and 2015, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2016	December 31, 2015
Gross derivative assets	$21,605	$—
Gross derivative liabilities	—	(2,437)
Net derivative asset (liability)	$21,605	$(2,437)

The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company's interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

The effective portion of the Company's interest rate swaps that was recorded in the Company’s Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2016	2015	2014
Unrealized gain (loss) on interest rate hedges	$19,081	$(7,612)	$(7,619)
Amortization of interest rate swaps to interest expense	$4,961	$9,598	$9,991

The Company estimates that approximately $0.8 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2016, 2015 and 2014.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2016 and 2015, the Company did not have any non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain a provision whereby if the Company defaults on certain of its indebtedness and the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest.

7. Debt Obligations
As of December 31, 2016 and 2015, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2016	December 31, 2015	Stated Interest Rates (6)	Scheduled Maturity Date
Secured loans(1)
Secured loans(2)	$1,312,292	$2,226,763	4.40% - 7.89%	2017 – 2024
Net unamortized premium	25,189	40,508
Net unamortized debt issuance costs	(387)	(1,752)
Total secured loans, net	$1,337,094	$2,265,519

Notes payable
Unsecured notes(3)	$2,318,453	$1,218,453	3.25% - 7.97%	2022 - 2029
Net unamortized discount	(9,097)	(4,676)
Net unamortized debt issuance costs	(17,402)	(9,923)
Total notes payable, net	$2,291,954	$1,203,854

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$1,622,000	$1,916,000	1.83% - 1.98%	2018 – 2021
Unsecured Term Loan(5)	600,000	600,000	2.03%	2019
Net unamortized debt issuance costs	(12,159)	(11,107)
Total Unsecured Credit Facility and Term Loan	$2,209,841	$2,504,893

Total debt obligations, net	$5,838,889	$5,974,266

(1)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of December 31, 2016 of approximately $2.1 billion.

(2)	The weighted average interest rate on the Company’s secured loans was 6.22% as of December 31, 2016.

(3)	The weighted average interest rate on the Company’s unsecured notes was 3.82% as of December 31, 2016.

(4)
The Unsecured Credit Facility consists of a $1.25 billion revolving credit facility, a $1.0 billion term loan and a $0.5 billion term loan. The Company has in place four interest rate swap agreements that convert the variable interest rate on $800.0 million of the Unsecured Credit Facility to a fixed, combined interest rate of 1.00% plus a spread of 1.35%.

(5)	The Company has in place five interest rate swap agreements that convert the variable interest rate on the Term Loan to a fixed, combined interest rate of 0.86% plus a spread of 1.40%.

(6)	The stated interest rates do not include the impact of any interest rate swap agreements.

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

In July 2016, the Operating Partnership amended and restated the Unsecured Credit Facility. The amendment to the Unsecured Credit Facility amends and restates the Company's Unsecured Credit Facility. The amendments provide for (1) revolving loan commitments of $1.25 billion maturing July 31, 2020 (the, "Revolving Facility") (representing a three-year extension from the applicable maturity date under the Unsecured Credit Facility) and (2) a reallocation of the term loan under the Unsecured Credit Facility that was to mature on July 31, 2018 into two non-amortizing term loan tranches comprised of a $1.0 billion tranche A term loan maturing July 31, 2018 (the “Tranche A Term Loan”), and a $500.0 million tranche B term loan maturing July 31, 2021 (the “Tranche B Term Loan”). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a 0.075% fee on the extended commitments. The Unsecured Credit Facility includes the option to increase the revolving loan commitments by, or add term loans in an amount, up to $1.0 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.

Borrowings under the Unsecured Credit Facility will bear interest, at the Operating Partnership’s option, (1) with respect to the Revolving Facility, at a rate of either LIBOR plus a margin ranging from 0.875% to 1.55% or a base rate plus a margin ranging from 0.00% to 0.55%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating and (2) with respect to each of the Tranche A Term Loan and Tranche B Term Loan, at a rate of either LIBOR plus a margin ranging from 0.90% to 1.75% or a base rate plus a margin ranging from 0.00% to 0.75%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating. The base rate is the highest of the Agent’s prime rate, the federal funds rate plus 0.50% and the daily one-month LIBOR plus 1.00%. In addition, the Unsecured Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on the Operating Partnership’s credit rating) on the total commitments under the Revolving Facility.

In July 2016, the Operating Partnership amended the Term Loan. The Term Loan amendment does not change any of the maturity or pricing terms, but otherwise implements various covenant and technical amendments to make the Term Loan agreement consistent with amendments made to corresponding provisions of the Unsecured Credit Facility pursuant to its amendment in July 2016.

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

During the year ended December 31, 2016, the Company repaid $892.4 million of secured loans, resulting in a $1.7 million net gain on extinguishment of debt. These repayments were funded primarily from borrowings under the Company’s Revolving Facility and proceeds from the issuance of senior unsecured notes. In connection with the execution of the Unsecured Credit Facility, the Company recognized a $2.5 million loss on extinguishment of debt.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2016.

Debt Maturities
As of December 31, 2016 and 2015, the Company had accrued interest of $34.1 million and $31.1 million outstanding, respectively. As of December 31, 2016, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2017	$312,888
2018	1,019,476
2019	620,126
2020	888,577
2021	686,225
Thereafter	2,325,453
Total debt maturities	5,852,745
Net unamortized premiums and discounts	16,092
Net unamortized debt issuance costs	(29,948)
Total debt obligations	$5,838,889

The Company's scheduled debt maturities for the year ended December 31, 2017 represent non-recourse secured loans. As of December 31, 2016 the Company has the sufficient capacity under the Unsecured Credit Facility to satisfy the 2017 scheduled debt maturities.

8.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2016		December 31, 2015
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured Loans	$1,337,094	$1,410,698	$2,265,519	$2,367,070
Notes payable	2,291,954	2,302,048	1,203,854	1,198,504
Unsecured Credit Facility and Term Loan	2,209,841	2,223,807	2,504,893	2,516,000
Total debt obligations, net	$5,838,889	$5,936,553	$5,974,266	$6,081,574

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

The valuation methodology used to estimate the fair value of the Company’s debt obligations is based on a discounted cash flow analysis, with assumptions that include credit spreads, loan amounts and debt maturities. The Company determined that the valuations of its debt obligations are classified within Level 3 of the fair value hierarchy. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

The Company’s marketable securities and interest rate derivatives are measured at fair value on a recurring basis. The fair value of marketable securities are based primarily on publicly traded market values in active markets and are classified within level 1 or 2 of the fair value hierarchy. See Note 6 for fair value information regarding the Company's interest rate derivatives.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$25,573	$5,679	$19,894	$—
Interest rate derivatives	$21,605	$—	$21,605	$—

	Fair Value Measurements as of December 31, 2015
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$23,001	$1,167	$21,834	$—

Liabilities:
Interest rate derivatives	$2,437	$—	$2,437	$—

(1)	As of December 31, 2016 and 2015 marketable securities included less than $0.1 million of net unrealized losses.

On a non-recurring basis, the Company evaluates the carrying value of its properties, when events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value is determined by purchase price offers, market comparable data, third party appraisals or by discounted cash flows analysis using the income approach. These cash flows are comprised of unobservable inputs which include contractual rental revenue and forecasted rental revenue and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuation of these properties is classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis:

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of real estate assets (1)
Assets:
Properties(2)	$285	$—	$—	$285	$3,176

(1)	Excludes impairment charges recorded on properties sold prior to December 31, 2016.

(2)	During the year ended December 31, 2016, the Company recorded $3.2 million of impairment based upon purchase offers from third parties.

The Company did not have any assets measured at fair value on a nonrecurring basis as of December 31, 2015.

9. Revenue Recognition
Future minimum annual base rents as of December 31, 2016 to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. Future minimum annual base rents also do not include payments which may be received under certain leases for percentage rent or reimbursement of common area expenses and real estate taxes.

Year ending December 31,
2017	$900,160
2018	776,716
2019	646,957
2020	519,107
2021	394,541
Thereafter	1,422,219
The Company recognized $5.9 million, $3.6 million and $5.8 million of rental income from continuing operations based on percentage rent for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, the estimated allowance associated with Company’s outstanding rent receivables, included in Receivables, net of allowance for doubtful accounts in the Company’s Consolidated Balance Sheets was $13.2 million and $13.6 million, respectively. In addition, as of December 31, 2016 and 2015, receivables associated with the effects of recognizing rental income on a straight-line basis were $98.1 million and $84.4 million, respectively net of the estimated allowance of $3.5 million and $3.0 million, respectively.

10.     Equity and Capital
ATM
In 2015, the Parent Company entered into an at-the-market equity offering program (“ATM”) through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. No shares have been issued under the ATM and as result $400.0 million of common stock remained available for issuance under the ATM as of December 31, 2016.

Preferred Stock
As of December 31, 2016 and 2015, BPG Sub had issued and outstanding 125 shares of Series A Redeemable Preferred Stock having a liquidation preference of $10,000 per share.

Common Stock
During the years ended December 31, 2016 and 2015, the Company withheld 0.1 million shares and less than 0.1 million shares respectively, in connection with common shares surrendered to the Company to satisfy statutory minimum tax withholding obligations on the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plans.

Dividends and Distributions
Because Brixmor Property Group, Inc. is a holding company and has no material assets other than its ownership of BPG Sub shares and has no material operations other than those conducted by BPG Sub, dividends are funded as follows:

•
first, the Operating Partnership makes distributions to those of its partners which are holders of OP Units, including BPG Sub. When the Operating Partnership makes such distributions, in addition to BPG Sub and its wholly owned subsidiaries, the other partners of the Operating Partnership are also entitled to receive equivalent distributions on their partnership interests in the Operating Partnership on a pro rata basis;

•	second, BPG Sub distributes to Brixmor Property Group Inc. its share of such distributions; and

•	third, Brixmor Property Group Inc. distributes the amount authorized by its Board of Directors and declared by Brixmor Property Group Inc. to its common stockholders on a pro rata basis.

During the years ended December 31, 2016, 2015 and 2014, the Company declared common stock dividends and Operating Partnership Unit ("OP Unit") distributions of $0.995 per share/unit, $0.92 per share/unit and $0.825 per share/unit, respectively. As of December 31, 2016 and December 31, 2015, the Company had declared but unpaid common stock dividends and OP Unit distributions of $80.6 million and $76.0 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

Non-controlling interests
As of December 31, 2016, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 99.9% of the outstanding OP Units. Certain members of the Parent Company’s current and former management collectively own the remaining 0.1% of the outstanding OP Units. During the year ended December 31, 2016, Blackstone converted all their remaining OP Units into shares of the Parent Company's common stock. Holders of OP Units (other than the Parent Company, BPG Sub and the General Partner) may redeem their OP Units for cash based upon the market value of an equivalent number of shares of the Parent Company’s common stock or, at the Parent Company’s election, exchange their OP Units for shares of the Parent Company’s common stock on a one-for-one basis subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. The number of OP Units in the Operating Partnership beneficially owned by the Parent Company is equivalent to the number of outstanding shares of the Parent Company’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of the Parent Company’s common stockholders. During the years ended December 31, 2016 and 2015, 4.8 million OP Units and 2.5 million OP Units, respectively, were converted to an equal number of the Parent Company's common shares.

In connection with the Company's initial public offering (“IPO”), the Company created a separate series of interest in the Operating Partnership (“Series A”) that allocated to certain funds affiliated with Blackstone and Centerbridge Partners, L.P. all of the economic consequences of ownership of the Operating Partnership’s interest in 47 properties.  As of March 28, 2014 all 47 properties had been disposed and the Series A was terminated.

During the years ended December 31, 2016, 2015 and 2014, Blackstone completed multiple secondary offerings of the Parent Company’s common stock. In connection with these offerings, during the years ended December 31, 2016, 2015 and 2014, the Company incurred $0.9 million, $0.5 million and $2.8 million, respectively, of expenses which are included in Other on the Company's Consolidated Statements of Operations. In addition during 2014, the Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with these offerings for which the Company paid $1.0 million. The underwriters of the offerings reimbursed the Company in full for such fees.

11. Stock Based Compensation
During the year ended December 31, 2013, the Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and restricted stock units, OP Units performance awards and other stock-based awards.

During the year ended December 31, 2016, the Company granted RSUs in the Company to certain employees. During the year ended December 31, 2015, the Company granted RSUs in the Company to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, with each tranche subject to separate performance-based, market-based and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to service-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.8 million, 0.7 million and 0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs and LTIP Units granted under the Plan, fair value is based on the Company grant date stock price. For the market-based RSUs and LTIP Units granted during the years ended December 31, 2016 and 2015, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period, the Company’s historical common stock performance relative to the other companies within the NAREIT Shopping Center Index as well as the following significant assumptions: (i) volatility of 23.5% to 26.5% and 22.0%, respectively; (ii) a weighted average risk-free interest rate of 1.0% and 0.9%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 3.8% and 3.7%, respectively.

Information with respect to RSUs and LTIP Units for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Restricted Shares	Aggregate Fair Value
Outstanding, December 31, 2013	2,082	$29,486
Vested	(847)	(12,057)
Granted	619	12,888
Forfeited	(33)	(676)
Outstanding, December 31, 2014	1,821	29,641
Vested	(1,341)	(19,828)
Granted	735	16,766
Forfeited	(43)	(930)
Outstanding, December 31, 2015	1,172	25,649
Vested	(519)	(12,550)
Granted	881	18,842
Forfeited	(519)	(8,861)
Outstanding, December 31, 2016	1,015	$23,080

During the year ended December 31, 2016, the Company recognized $11.6 million of equity compensation expense which includes the reversal of $2.6 million of previously recognized expense as a result of forfeitures and recognized $2.7 million of expense associated with the accelerated issuance of shares, both in connection with the separation of several Company executives. During the year ended December 31, 2015, the Company recognized $23.3 million of equity compensation expense which included $9.9 million of expense associated with the vesting of awards issued prior to the IPO vesting as a result of it becoming probable that the Company’s pre-IPO owners would receive a 15% internal rate of return on their investment. During the year ended December 31, 2014 the Company recognized $9.5 million of equity compensation expense. These amounts are included in General and administrative expense in the Company's Consolidated Statements of Operations. As of December 31, 2016, the Company had $11.6 million of total unrecognized compensation cost related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.1 years.

12.     Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. Certain restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have rights to receive non-forfeitable dividends. Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common stockholders. Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Computation of Basic Earnings Per Share:
Income from continuing operations	$278,142	$197,536	$112,771
Income attributable to non-controlling interests	(2,514)	(3,816)	(24,481)
Non-forfeitable dividends on unvested restricted shares	(40)	(23)	(1,027)
Preferred stock dividends	(150)	(150)	(150)
Income from continuing operations attributable to common stockholders	275,438	193,547	87,113
Income from discontinued operations, net of non-controlling interests	—	—	712
Net income attributable to the Company’s common stockholders for basic earnings per share	$275,438	$193,547	$87,825

Weighted average number shares outstanding - basic	301,601	298,004	243,390

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Income from continuing operations	$0.91	$0.65	$0.36
Income from discontinued operations	—	—	—
Net income	$0.91	$0.65	$0.36

Computation of Diluted Earnings Per Share:
Income from continuing operations attributable to common stockholders	$275,438	$193,547	$87,113
Allocation to convertible non-controlling interests	2,514	3,816	—
Income from continuing operations attributable to common stockholders for diluted earnings per share	277,952	197,363	87,113
Income from discontinued operations, net of nonconvertible non-controlling interests	—	—	712
Net income attributable to the Company’s common stockholders for diluted earnings per share	$277,952	$197,363	$87,825

Weighted average common shares outstanding - basic	301,601	298,004	243,390
Effect of dilutive securities:
Conversion of OP Units (1)	3,000	5,988	—
Equity awards	459	1,025	1,198
Weighted average common shares outstanding - diluted	305,060	305,017	244,588

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Income from continuing operations	$0.91	$0.65	$0.36
Income from discontinued operations	—	—	—
Net income	$0.91	$0.65	$0.36

13.     Earnings per Unit
Basic earnings per unit is calculated by dividing net income attributable to the Operating Partnership’s common units, including any participating securities, by the weighted average number of partnership common units outstanding for the period. Certain restricted units issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have rights to receive non-forfeitable dividends. Unvested restricted units are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Operating Partnership's common units. Fully-diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into shares of common units.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Computation of Basic Earnings Per Unit:
Income from continuing operations	$278,142	$197,536	$112,771
Income attributable to non-controlling interests	—	—	(3,001)
Non-forfeitable dividends on unvested restricted shares	(40)	(23)	(1,106)
Income from continuing operations attributable to partnership common units	278,102	197,513	108,664
Income from discontinued operations, net of Series A interest	—	—	886
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$278,102	$197,513	$109,550

Weighted average number common units outstanding - basic	304,600	303,992	302,540

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income from continuing operations	$0.91	$0.65	$0.36
Income from discontinued operations	—	—	—
Net Income	$0.91	$0.65	$0.36

Computation of Diluted Earnings Per Unit:
Income from continuing operations attributable to partnership common units	$278,102	$197,513	$108,664
Income from discontinued operations, net of Series A interest	—	—	886
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$278,102	$197,513	$109,550

Weighted average common units outstanding - basic	304,600	303,992	302,540
Effect of dilutive securities:
Equity awards	459	1,025	1,198
Weighted average common units outstanding - diluted	305,059	305,017	303,738

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Income from continuing operations	$0.91	$0.65	$0.36
Income from discontinued operations	—	—	—
Net Income	$0.91	$0.65	$0.36

14.    Commitments and Contingencies
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

On March 31, 2016, the Company and the former officers referenced above were named as defendants in a putative securities class action complaint filed in the United States District Court for the Southern District of New York (the “Court”).  The complaint, captioned Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds v. Brixmor Property Group Inc., et al. (Case No. 16-CV-02400 (AT)), asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on the facts described in the Company’s February 8, 2016 press release and Form 8-K.  Pursuant to a stipulation between the parties, plaintiffs are required to file their amended complaint no later than February 16, 2017.  The Company believes it has valid defenses in this action and intends to vigorously defend itself.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers which it operates and enters into office leases for administrative space. During the years ended December 31, 2016, 2015 and 2014, the Company recognized rent expense associated with these leases of $8.3 million, $9.4 million and $9.2 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2017	$7,340
2018	6,907
2019	6,755
2020	6,761
2021	6,942
Thereafter	77,972
Total minimum annual rental commitments	$112,677

Insurance captive
The Company has a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for the Company’s wholly owned and joint venture properties. The Company formed Incap as part of its overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company has capitalized Incap in accordance with the applicable regulatory requirements. Incap established annual premiums based on projections derived from the past loss experience of the Company’s properties. An actuarial analysis is performed to estimate future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by tenants pursuant to specific lease terms.

Activity in the reserve for losses for the years ended December 31, 2016 and 2015, is summarized as follows (in thousands):

	Year End December 31,
	2016	2015

Balance at the Beginning of the year	$14,393	$15,253

Incurred related to:
Current year	4,625	3,541
Prior years	(828)	(2,048)
Total incurred	3,797	1,493

Paid related to:
Current year	(171)	(385)
Prior years	(2,974)	(1,968)
Total paid	(3,145)	(2,353)

Balance at the end of the year	$15,045	$14,393

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

15.    Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Internal Revenue Code (the “Code”). To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to its stockholders. It is management’s intention to adhere to these requirements and maintain the Parent Company’s REIT status.

As a REIT, the Parent Company generally will not be subject to United States federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to United States federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Even if the Parent Company qualifies for taxation as a REIT, the Parent Company is subject to certain state and local taxes on its income and property, and to United States federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through TRS is subject to United States federal, state and local income taxes.

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying Consolidated Financial Statements. The Operating Partnership, however, may be subject to certain state and local income taxes or franchise taxes.

The Company incurred state and local income and non-income taxes of $3.3 million, $4.1 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014. In addition, during the year ended December 31, 2015, the Company recognized $4.7 million of income related to net adjustments to pre-IPO tax reserves and receivables. These amounts are included in Other on the Company's Consolidated Statements of Operations.

16.    Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates and an unconsolidated joint venture in relation to the leasing and management of its and/or its related parties’ real estate assets.

As of December 31, 2016 and 2015, there were no material receivables from or payables to related parties.

17.    Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2016, 2015 and 2014, the Company’s expense for the Savings Plan was approximately $1.2 million, $1.2 million and $1.2 million, respectively. These amounts are included in General and administrative in the Company's Consolidated Statements of Operations.

18.    Supplemental Financial Information (unaudited)
The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2016 and 2015 and has been derived from the accompanying consolidated financial statements (in thousands except per share and per unit data):

Brixmor Property Group Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Total revenues	$323,104	$310,057	$318,577	$324,034

Net income attributable to common stockholders	$60,477	$64,456	$57,492	$93,053

Net income attributable to common stockholders per share:
Basic (1)	$0.20	$0.21	$0.19	$0.31
Diluted (1)	$0.20	$0.21	$0.19	$0.31

Year Ended December 31, 2015
Total revenues	$315,293	$312,111	$313,025	$325,551

Net income attributable to common stockholders	$30,423	$54,112	$53,773	$55,412

Net income attributable to common stockholders per share:
Basic (1)	$0.10	$0.18	$0.18	$0.18
Diluted (1)	$0.10	$0.18	$0.18	$0.18

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the years ended December 31, 2016 and 2015 due to rounding.

Brixmor Operating Partnership LP

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Total revenues	$323,104	$310,057	$318,577	$324,034

Net income attributable to partnership common units	$61,549	$65,470	$57,805	$93,318

Net income attributable to common unit holders per unit:
Basic (1)	$0.20	$0.21	$0.19	$0.31
Diluted (1)	$0.20	$0.21	$0.19	$0.31

Year Ended December 31, 2015
Total revenues	$315,293	$312,111	$313,025	$325,551

Net income attributable to partnership common units	$31,136	$55,167	$54,819	$56,414

Net income attributable to common unit holders per unit:
Basic (1)	$0.10	$0.18	$0.18	$0.19
Diluted (1)	$0.10	$0.18	$0.18	$0.18

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the years ended December 31, 2016 and 2015 due to rounding.

19. Subsequent Events
In preparing its Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2016 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2016 through the date the financial statements were issued.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged / (Credited) to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period

Allowance for doubtful accounts:

Year ended December 31, 2016	$16,587	$9,182	$(9,013)	$16,756
Year ended December 31, 2015	$14,070	$9,540	$(7,023)	$16,587
Year ended December 31, 2014	$30,290	$10,325	$(26,545)	$14,070

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Winchester Plaza	Huntsville, AL	$—	$2,634	$12,105	$365	$2,634	$12,470	$15,104	$(1,642)	2006	Oct-13	40 years
Springdale	Mobile, AL	—	7,460	38,959	3,180	7,460	42,139	49,599	(16,544)	2004	Jun-11	40 years
Payton Park	Sylacauga, AL	(9,545)	1,830	14,369	416	1,830	14,785	16,615	(4,933)	1995	Jun-11	40 years
Shops of Tuscaloosa	Tuscaloosa, AL	—	1,535	11,755	93	1,535	11,848	13,383	(1,641)	2005	Oct-13	40 years
Glendale Galleria	Glendale, AZ	—	4,070	6,894	8,384	4,070	15,278	19,348	(1,588)	1991	Jun-11	40 years
Northmall Centre	Tucson, AZ	(16,155)	3,140	17,966	1,756	3,140	19,722	22,862	(4,493)	1996	Jun-11	40 years
Applegate Ranch Shopping Center	Atwater, CA	—	4,033	25,510	1,458	4,033	26,968	31,001	(4,509)	2006	Oct-13	40 years
Bakersfield Plaza	Bakersfield, CA	—	4,000	25,049	8,149	4,502	32,696	37,198	(8,605)	1970	Jun-11	40 years
Carmen Plaza	Camarillo, CA	(17,771)	5,410	19,629	671	5,410	20,300	25,710	(5,356)	2000	Jun-11	40 years
Plaza Rio Vista	Cathedral, CA	—	2,465	12,575	86	2,465	12,661	15,126	(1,698)	2005	Oct-13	40 years
Clovis Commons	Clovis, CA	—	12,943	39,035	830	12,943	39,865	52,808	(7,769)	2004	Oct-13	40 years
Cudahy Plaza	Cudahy, CA	—	4,490	13,111	1,361	4,778	14,184	18,962	(3,264)	1994	Jun-11	40 years
University Mall	Davis, CA	—	4,270	18,120	1,378	4,270	19,498	23,768	(4,543)	1964	Jun-11	40 years
Felicita Plaza	Escondido, CA	—	4,280	12,434	799	4,280	13,233	17,513	(3,174)	2001	Jun-11	40 years
Felicita Town Center	Escondido, CA	—	11,231	31,381	—	11,231	31,381	42,612	—	1987	Dec-16	40 years
Arbor - Broadway Faire	Fresno, CA	(12,467)	5,940	33,902	1,907	5,940	35,809	41,749	(9,135)	1995	Jun-11	40 years
Lompoc Center	Lompoc, CA	—	4,670	15,965	1,872	4,670	17,837	22,507	(5,922)	1960	Jun-11	40 years
Briggsmore Plaza	Modesto, CA	—	2,140	11,224	2,756	2,140	13,980	16,120	(2,995)	1998	Jun-11	40 years
Montebello Plaza	Montebello, CA	—	13,360	33,255	5,793	13,360	39,048	52,408	(10,348)	1974	Jun-11	40 years
California Oaks Center	Murrieta, CA	—	5,180	13,737	4,002	5,180	17,739	22,919	(2,776)	1990	Jun-11	40 years
Esplanade Shopping Center	Oxnard, CA	—	6,630	60,611	15,422	16,229	66,434	82,663	(13,649)	2002	Jun-11	40 years
Pacoima Center	Pacoima, CA	—	7,050	15,932	672	7,050	16,604	23,654	(5,732)	1995	Jun-11	40 years
Paradise Plaza	Paradise, CA	—	1,820	8,765	899	1,820	9,664	11,484	(3,414)	1997	Jun-11	40 years
Metro 580	Pleasanton, CA	—	10,500	19,311	1,664	10,500	20,975	31,475	(5,024)	1996	Jun-11	40 years
Rose Pavilion	Pleasanton, CA	—	19,619	61,302	2,979	19,619	64,281	83,900	(11,874)	2017	Jun-11	40 years
Puente Hills Town Center	Rowland Heights, CA	—	15,670	39,285	3,605	15,670	42,890	58,560	(8,808)	1984	Jun-11	40 years
San Bernardino Center	San Bernardino, CA	—	2,510	9,537	191	2,510	9,728	12,238	(4,487)	2003	Jun-11	40 years
Ocean View Plaza	San Clemente, CA	—	15,750	30,024	1,255	15,750	31,279	47,029	(7,093)	1990	Jun-11	40 years
Mira Mesa Mall	San Diego, CA	—	14,870	74,660	2,101	14,870	76,761	91,631	(17,658)	2003	Jun-11	40 years
San Dimas Plaza	San Dimas, CA	—	11,490	20,618	7,243	15,100	24,251	39,351	(4,775)	1986	Jun-11	40 years
Bristol Plaza	Santa Ana, CA	—	9,110	21,169	2,725	9,722	23,282	33,004	(4,996)	2003	Jun-11	40 years
Gateway Plaza	Santa Fe Springs, CA	—	9,980	30,727	1,005	9,980	31,732	41,712	(7,850)	2002	Jun-11	40 years
Santa Paula Center	Santa Paula, CA	—	3,520	17,896	974	3,520	18,870	22,390	(5,617)	1995	Jun-11	40 years
Vail Ranch Center	Temecula, CA	—	3,750	22,179	1,180	3,750	23,359	27,109	(6,005)	2003	Jun-11	40 years
Country Hills Shopping Center	Torrance, CA	—	3,630	8,683	(234)	3,630	8,449	12,079	(1,766)	1977	Jun-11	40 years
Gateway Plaza - Vallejo	Vallejo, CA	—	11,880	72,444	13,162	12,947	84,539	97,486	(18,900)	2017	Jun-11	40 years
Arvada Plaza	Arvada, CO	—	1,160	7,378	298	1,160	7,676	8,836	(2,894)	1994	Jun-11	40 years
Arapahoe Crossings	Aurora, CO	—	13,676	55,687	5,322	13,676	61,009	74,685	(9,308)	1996	Jul-13	40 years
Aurora Plaza	Aurora, CO	—	3,910	9,146	1,575	3,910	10,721	14,631	(4,347)	1996	Jun-11	40 years
Villa Monaco	Denver, CO	—	3,090	6,513	3,262	3,090	9,775	12,865	(1,994)	1978	Jun-11	40 years
Superior Marketplace	Superior, CO	(21,416)	7,090	35,921	3,694	7,090	39,615	46,705	(8,658)	1997	Jun-11	40 years
Westminster City Center	Westminster, CO	—	6,040	44,416	9,315	6,040	53,731	59,771	(11,670)	1996	Jun-11	40 years
Freshwater - Stateline Plaza	Enfield, CT	—	3,350	30,149	1,522	3,350	31,671	35,021	(8,047)	2004	Jun-11	40 years
The Shoppes at Fox Run	Glastonbury, CT	—	3,550	22,729	2,611	3,600	25,290	28,890	(5,475)	1974	Jun-11	40 years
Groton Square	Groton, CT	—	2,730	28,066	1,510	2,730	29,576	32,306	(7,007)	1987	Jun-11	40 years
Parkway Plaza	Hamden, CT	—	4,100	7,709	137	4,100	7,846	11,946	(2,384)	2006	Jun-11	40 years
Killingly Plaza	Killingly, CT	—	1,270	2,522	1,243	1,270	3,765	5,035	(725)	1990	Jun-11	40 years
The Manchester Collection	Manchester, CT	—	9,180	51,896	4,826	9,180	56,722	65,902	(10,476)	2001	Jun-11	40 years
Chamberlain Plaza	Meriden, CT	(3,033)	1,260	4,480	772	1,260	5,252	6,512	(1,552)	2004	Jun-11	40 years
Milford Center	Milford, CT	—	1,140	1,849	(2,569)	—	420	420	(272)	1966	Jun-11	40 years
Turnpike Plaza	Newington, CT	—	3,920	23,879	21	3,920	23,900	27,820	(5,833)	2004	Jun-11	40 years
North Haven Crossing	North Haven, CT	(10,120)	5,430	15,959	1,059	5,430	17,018	22,448	(3,805)	1993	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Christmas Tree Plaza	Orange, CT	(1,708)	4,870	14,844	695	4,870	15,539	20,409	(4,470)	1996	Jun-11	40 years
Stratford Square	Stratford, CT	—	5,970	11,796	6,766	5,970	18,562	24,532	(3,267)	1984	Jun-11	40 years
Torrington Plaza	Torrington, CT	—	2,180	12,967	3,251	2,180	16,218	18,398	(3,566)	1994	Jun-11	40 years
Waterbury Plaza	Waterbury, CT	(15,823)	5,420	17,415	1,393	5,420	18,808	24,228	(5,274)	2000	Jun-11	40 years
Waterford Commons	Waterford, CT	(24,395)	4,990	45,234	4,073	4,990	49,307	54,297	(11,051)	2004	Jun-11	40 years
North Dover Center	Dover, DE	—	3,100	20,205	2,063	3,100	22,268	25,368	(5,872)	1989	Jun-11	40 years
Brooksville Square	Brooksville, FL	—	4,140	12,095	2,102	4,140	14,197	18,337	(3,705)	1987	Jun-11	40 years
Coastal Way - Coastal Landing	Brooksville, FL	(27,295)	8,840	33,502	3,526	8,840	37,028	45,868	(9,860)	2008	Jun-11	40 years
Midpoint Center	Cape Coral, FL	—	4,251	13,184	131	4,251	13,315	17,566	(1,994)	2002	Oct-13	40 years
Clearwater Mall	Clearwater, FL	(47,775)	15,300	54,851	2,208	15,300	57,059	72,359	(11,920)	1973	Jun-11	40 years
Coconut Creek Plaza	Coconut Creek, FL	(13,317)	7,400	25,319	3,148	7,400	28,467	35,867	(5,689)	2005	Jun-11	40 years
Century Plaza Shopping Center	Deerfield Beach, FL	—	3,050	8,257	1,232	3,050	9,489	12,539	(2,567)	2006	Jun-11	40 years
Northgate Shopping Center	DeLand, FL	—	3,500	11,008	651	3,500	11,659	15,159	(3,466)	1993	Jun-11	40 years
Eustis Village	Eustis, FL	—	3,789	20,641	129	3,789	20,770	24,559	(3,332)	2002	Oct-13	40 years
First Street Village	Fort Meyers, FL	—	2,374	8,244	92	2,374	8,336	10,710	(1,213)	2006	Oct-13	40 years
Sun Plaza	Ft. Walton Beach, FL	—	4,480	12,629	513	4,480	13,142	17,622	(4,073)	2004	Jun-11	40 years
Normandy Square	Jacksonville, FL	—	1,930	5,384	565	1,930	5,949	7,879	(2,340)	1996	Jun-11	40 years
Regency Park Shopping Center	Jacksonville, FL	(11,861)	6,240	14,226	975	6,240	15,201	21,441	(4,098)	1985	Jun-11	40 years
The Shoppes at Southside	Jacksonville, FL	—	6,720	18,609	125	6,720	18,734	25,454	(4,282)	2004	Jun-11	40 years
Ventura Downs	Kissimmee, FL	(5,185)	3,580	8,172	253	3,580	8,425	12,005	(2,497)	1989	Jun-11	40 years
Marketplace at Wycliffe	Lake Worth, FL	—	7,930	13,518	1,206	7,930	14,724	22,654	(2,492)	2002	Jun-11	40 years
Venetian Isle Shopping Ctr	Lighthouse Point, FL	—	8,270	14,805	1,458	8,270	16,263	24,533	(4,044)	1992	Jun-11	40 years
Marco Town Center	Marco Island, FL	—	7,235	26,579	418	7,235	26,997	34,232	(3,578)	2001	Oct-13	40 years
Mall at 163rd Street	Miami, FL	—	9,450	35,076	2,651	9,450	37,727	47,177	(8,017)	2007	Jun-11	40 years
Miami Gardens	Miami, FL	(22,332)	8,876	17,567	486	8,876	18,053	26,929	(5,995)	1996	Jun-11	40 years
Freedom Square	Naples, FL	—	4,735	15,289	944	4,735	16,233	20,968	(4,590)	1995	Jun-11	40 years
Naples Plaza	Naples, FL	—	9,200	20,526	9,103	9,200	29,629	38,829	(6,622)	2013	Jun-11	40 years
Park Shore Plaza	Naples, FL	—	4,750	13,861	19,565	7,245	30,931	38,176	(3,567)	2017	Jun-11	40 years
Chelsea Place	New Port Richey, FL	—	3,303	9,821	299	3,303	10,120	13,423	(1,997)	1992	Oct-13	40 years
Southgate Center	New Port Richey, FL	—	6,730	14,325	3,925	6,730	18,250	24,980	(4,609)	1966	Jun-11	40 years
Presidential Plaza West	North Lauderdale, FL	—	2,070	5,503	412	2,070	5,915	7,985	(1,267)	2006	Jun-11	40 years
Fashion Square	Orange Park, FL	—	1,770	3,816	374	1,770	4,190	5,960	(1,204)	1996	Jun-11	40 years
Colonial Marketplace	Orlando, FL	(14,498)	4,230	19,813	2,259	4,230	22,072	26,302	(4,711)	1986	Jun-11	40 years
Conway Crossing	Orlando, FL	—	3,163	12,171	496	3,163	12,667	15,830	(2,100)	2002	Oct-13	40 years
Hunter's Creek Plaza	Orlando, FL	—	3,589	6,686	179	3,589	6,865	10,454	(1,811)	1998	Oct-13	40 years
Pointe Orlando	Orlando, FL	—	6,120	55,954	22,428	6,120	78,382	84,502	(14,520)	1997	Jun-11	40 years
Martin Downs Town Center	Palm City, FL	—	1,660	9,827	146	1,660	9,973	11,633	(1,392)	1996	Oct-13	40 years
Martin Downs Village Center	Palm City, FL	—	5,319	28,475	1,057	5,319	29,532	34,851	(4,299)	1987	Jun-11	40 years
23rd Street Station	Panama City, FL	(6,654)	3,120	9,016	668	3,120	9,684	12,804	(2,327)	1995	Jun-11	40 years
Panama City Square	Panama City, FL	—	5,690	14,874	2,317	5,690	17,191	22,881	(4,279)	1989	Jun-11	40 years
Pensacola Square	Pensacola, FL	—	2,630	9,754	1,211	2,630	10,965	13,595	(3,433)	1995	Jun-11	40 years
East Port Plaza	Port St. Lucie, FL	—	4,099	22,439	68	4,099	22,507	26,606	(3,610)	1991	Oct-13	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	—	3,450	6,379	597	3,450	6,976	10,426	(2,100)	1990	Jun-11	40 years
Lake St. Charles	Riverview, FL	—	2,801	6,909	40	2,801	6,949	9,750	(914)	1999	Oct-13	40 years
Cobblestone Village	Royal Palm Beach, FL	—	2,700	5,002	477	2,700	5,479	8,179	(988)	2005	Jun-11	40 years
Beneva Village Shoppes	Sarasota, FL	—	3,489	17,406	1,013	3,489	18,419	21,908	(2,867)	1987	Oct-13	40 years
Sarasota Village	Sarasota, FL	—	5,190	12,476	3,589	5,190	16,065	21,255	(3,519)	1972	Jun-11	40 years
Atlantic Plaza	Satellite Beach, FL	(7,029)	2,630	10,959	843	2,630	11,802	14,432	(2,590)	2008	Jun-11	40 years
Seminole Plaza	Seminole, FL	(5,545)	3,870	7,934	1,580	3,870	9,514	13,384	(1,458)	1964	Jun-11	40 years
Cobblestone Village	St. Augustine, FL	(26,367)	7,260	32,517	2,188	7,260	34,705	41,965	(7,746)	2003	Jun-11	40 years
Dolphin Village	St. Pete Beach, FL	—	9,882	16,077	823	9,882	16,900	26,782	(2,812)	1990	Oct-13	40 years
Bay Pointe Plaza	St. Petersburg, FL	—	4,025	11,792	7,867	4,025	19,659	23,684	(1,643)	2016	Oct-13	40 years
Rutland Plaza	St. Petersburg, FL	(6,805)	3,880	8,143	611	3,880	8,754	12,634	(2,634)	2002	Jun-11	40 years
Skyway Plaza	St. Petersburg, FL	—	2,200	7,178	69	2,200	7,247	9,447	(2,417)	2002	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Tyrone Gardens	St. Petersburg, FL	—	5,690	9,811	761	5,690	10,572	16,262	(3,430)	1998	Jun-11	40 years
Downtown Publix	Stuart, FL	(10,881)	1,770	12,647	657	1,770	13,304	15,074	(2,941)	2000	Jun-11	40 years
Sunrise Town Center	Sunrise, FL	—	7,856	9,609	470	7,856	10,079	17,935	(3,091)	1989	Oct-13	40 years
Carrollwood Center	Tampa, FL	—	3,749	14,898	772	3,749	15,670	19,419	(2,814)	2002	Oct-13	40 years
Ross Plaza	Tampa, FL	—	2,808	11,847	662	2,808	12,509	15,317	(2,085)	1996	Oct-13	40 years
Tarpon Mall	Tarpon Springs, FL	(17,201)	7,800	13,765	3,596	7,800	17,361	25,161	(4,419)	2003	Jun-11	40 years
Venice Plaza	Venice, FL	—	3,245	14,504	208	3,245	14,712	17,957	(1,699)	1999	Oct-13	40 years
Venice Shopping Center	Venice, FL	—	2,555	6,847	331	2,555	7,178	9,733	(1,174)	2000	Oct-13	40 years
Governors Towne Square	Acworth, GA	—	2,605	14,051	76	2,605	14,127	16,732	(2,004)	2005	Oct-13	40 years
Albany Plaza	Albany, GA	(2,786)	1,840	3,072	231	1,840	3,303	5,143	(971)	1995	Jun-11	40 years
Mansell Crossing	Alpharetta, GA	—	19,840	33,894	5,633	19,840	39,527	59,367	(9,479)	1993	Jun-11	40 years
Perlis Plaza	Americus, GA	—	1,170	4,743	544	1,170	5,287	6,457	(1,893)	1972	Jun-11	40 years
Northeast Plaza	Atlanta, GA	(19,853)	5,370	37,729	1,033	5,370	38,762	44,132	(8,756)	1952	Jun-11	40 years
Augusta West Plaza	Augusta, GA	(4,207)	1,070	8,208	321	1,070	8,529	9,599	(3,882)	2006	Jun-11	40 years
Sweetwater Village	Austell, GA	—	1,080	3,052	224	1,080	3,276	4,356	(1,147)	1985	Jun-11	40 years
Vineyards at Chateau Elan	Braselton, GA	—	2,202	14,619	410	2,202	15,029	17,231	(2,113)	2002	Oct-13	40 years
Cedar Plaza	Cedartown, GA	—	1,550	4,342	94	1,550	4,436	5,986	(1,555)	1994	Jun-11	40 years
Conyers Plaza	Conyers, GA	—	3,870	11,854	1,429	3,870	13,283	17,153	(3,783)	2001	Jun-11	40 years
Cordele Square	Cordele, GA	—	2,050	5,625	381	2,050	6,006	8,056	(2,345)	2002	Jun-11	40 years
Covington Gallery	Covington, GA	(5,507)	3,280	8,413	608	3,280	9,021	12,301	(2,672)	1991	Jun-11	40 years
Salem Road Station	Covington, GA	—	670	11,404	215	670	11,619	12,289	(2,157)	2000	Oct-13	40 years
Keith Bridge Commons	Cumming, GA	—	1,501	15,025	243	1,601	15,168	16,769	(2,795)	2002	Oct-13	40 years
Northside	Dalton, GA	—	1,320	3,950	440	1,320	4,390	5,710	(1,669)	2001	Jun-11	40 years
Cosby Station	Douglasville, GA	(5,373)	2,650	6,582	380	2,650	6,962	9,612	(1,844)	1994	Jun-11	40 years
Park Plaza	Douglasville, GA	—	1,470	2,655	936	1,470	3,591	5,061	(699)	1986	Jun-11	40 years
Dublin Village	Dublin, GA	—	1,876	8,990	199	1,876	9,189	11,065	(2,039)	2005	Oct-13	40 years
Westgate	Dublin, GA	—	1,450	3,991	439	1,450	4,430	5,880	(1,384)	2004	Jun-11	40 years
Venture Pointe	Duluth, GA	—	2,460	7,933	5,185	2,460	13,118	15,578	(3,521)	1995	Jun-11	40 years
Banks Station	Fayetteville, GA	(5,780)	3,490	12,499	1,428	3,490	13,927	17,417	(4,812)	2006	Jun-11	40 years
Barrett Place	Kennesaw, GA	—	6,990	13,953	1,139	6,990	15,092	22,082	(4,588)	1992	Jun-11	40 years
Shops of Huntcrest	Lawrenceville, GA	—	2,093	17,784	437	2,093	18,221	20,314	(2,370)	2003	Oct-13	40 years
Mableton Walk	Mableton, GA	(9,503)	1,645	9,384	641	1,645	10,025	11,670	(2,382)	1994	Jun-11	40 years
The Village at Mableton	Mableton, GA	—	2,040	6,455	2,345	2,040	8,800	10,840	(2,715)	1959	Jun-11	40 years
North Park	Macon, GA	—	3,520	11,162	716	3,520	11,878	15,398	(3,490)	1988	Jun-11	40 years
Marshalls at Eastlake	Marietta, GA	—	2,650	2,667	825	2,650	3,492	6,142	(905)	1982	Jun-11	40 years
New Chastain Corners	Marietta, GA	—	3,090	8,071	736	3,090	8,807	11,897	(2,498)	2004	Jun-11	40 years
Pavilions at Eastlake	Marietta, GA	(17,581)	4,770	12,267	1,202	4,770	13,469	18,239	(4,635)	1996	Jun-11	40 years
Perry Marketplace	Perry, GA	—	2,540	7,459	1,169	2,540	8,628	11,168	(2,579)	2004	Jun-11	40 years
Creekwood Village	Rex, GA	(5,322)	1,400	4,749	133	1,400	4,882	6,282	(1,663)	1990	Jun-11	40 years
Shops of Riverdale	Riverdale, GA	—	640	2,123	31	640	2,154	2,794	(476)	1995	Jun-11	40 years
Holcomb Bridge Crossing	Roswell, GA	—	1,170	5,563	607	1,170	6,170	7,340	(2,444)	1988	Jun-11	40 years
Victory Square	Savannah, GA	—	6,080	14,881	272	6,080	15,153	21,233	(3,458)	2007	Jun-11	40 years
Stockbridge Village	Stockbridge, GA	(23,758)	6,210	16,483	2,752	6,210	19,235	25,445	(5,270)	2008	Jun-11	40 years
Stone Mountain Festival	Stone Mountain, GA	(10,134)	5,740	16,732	1,466	5,740	18,198	23,938	(5,848)	2006	Jun-11	40 years
Wilmington Island	Wilmington Island, GA	—	2,630	7,894	540	2,630	8,434	11,064	(1,683)	1985	Oct-13	40 years
Kimberly West Shopping Center	Davenport, IA	—	1,710	6,329	560	1,710	6,889	8,599	(2,258)	1987	Jun-11	40 years
Haymarket Mall	Des Moines, IA	(5,026)	2,320	9,944	451	2,320	10,395	12,715	(4,020)	1979	Jun-11	40 years
Haymarket Square	Des Moines, IA	(6,593)	3,360	9,319	1,995	3,360	11,314	14,674	(3,130)	1979	Jun-11	40 years
Warren Plaza	Dubuque, IA	—	1,740	6,182	373	1,740	6,555	8,295	(1,108)	1993	Jun-11	40 years
Annex of Arlington	Arlington Heights, IL	—	3,360	17,615	9,350	3,939	26,386	30,325	(6,270)	1999	Jun-11	40 years
Ridge Plaza	Arlington Heights, IL	—	3,720	10,168	3,500	3,720	13,668	17,388	(4,689)	2000	Jun-11	40 years
Bartonville Square	Bartonville, IL	—	480	3,592	142	480	3,734	4,214	(1,358)	2001	Jun-11	40 years
Festival Center	Bradley, IL	(860)	390	2,211	31	390	2,242	2,632	(752)	2006	Jun-11	40 years
Southfield Plaza	Bridgeview, IL	(13,597)	5,880	18,251	922	5,880	19,173	25,053	(6,098)	2006	Jun-11	40 years
Commons of Chicago Ridge	Chicago Ridge, IL	—	4,310	39,108	3,046	4,310	42,154	46,464	(10,499)	1998	Jun-11	40 years
Rivercrest Shopping Center	Crestwood, IL	—	7,010	40,569	15,470	11,009	52,040	63,049	(12,265)	1992	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
The Commons of Crystal Lake	Crystal Lake, IL	—	3,660	31,897	3,620	3,660	35,517	39,177	(7,464)	1987	Jun-11	40 years
Elk Grove Town Center	Elk Grove Village, IL	(19,957)	3,730	19,336	934	3,730	20,270	24,000	(4,982)	1998	Jun-11	40 years
Crossroads Centre	Fairview Heights, IL	—	3,230	9,103	6,571	3,230	15,674	18,904	(4,254)	1975	Jun-11	40 years
Frankfort Crossing Shopping Center	Frankfort, IL	—	3,977	16,954	431	3,977	17,385	21,362	(2,509)	1992	Oct-13	40 years
Freeport Plaza	Freeport, IL	—	660	5,614	76	660	5,690	6,350	(2,297)	2000	Jun-11	40 years
Westview Center	Hanover Park, IL	—	6,130	27,867	5,390	6,130	33,257	39,387	(6,621)	1989	Jun-11	40 years
The Quentin Collection	Kildeer, IL	(21,126)	5,780	27,168	1,193	5,780	28,361	34,141	(7,114)	2006	Jun-11	40 years
Butterfield Square	Libertyville, IL	—	3,430	13,348	2,504	3,430	15,852	19,282	(3,656)	1997	Jun-11	40 years
High Point Centre	Lombard, IL	—	7,510	19,853	1,712	7,510	21,565	29,075	(4,742)	1992	Jun-11	40 years
Long Meadow Commons	Mundelein, IL	—	4,700	11,460	1,047	4,700	12,507	17,207	(4,526)	1997	Jun-11	40 years
Westridge Court	Naperville, IL	—	10,560	72,245	10,766	10,560	83,011	93,571	(18,099)	1992	Jun-11	40 years
Sterling Bazaar	Peoria, IL	—	2,050	6,582	404	2,050	6,986	9,036	(2,580)	1992	Jun-11	40 years
Rollins Crossing	Round Lake Beach, IL	—	3,040	23,180	1,045	3,040	24,225	27,265	(6,236)	1998	Jun-11	40 years
Twin Oaks Shopping Center	Silvis, IL	—	1,300	6,896	122	1,300	7,018	8,318	(1,812)	1991	Jun-11	40 years
Parkway Pointe	Springfield, IL	—	650	5,982	383	650	6,365	7,015	(1,278)	1994	Jun-11	40 years
Sangamon Center North	Springfield, IL	—	2,350	9,420	260	2,350	9,680	12,030	(3,658)	1996	Jun-11	40 years
Tinley Park Plaza	Tinley Park, IL	(18,199)	12,250	20,864	4,212	12,250	25,076	37,326	(4,954)	1973	Jun-11	40 years
Meridian Village	Carmel, IN	—	2,089	7,299	2,061	2,089	9,360	11,449	(2,338)	1990	Jun-11	40 years
Columbus Center	Columbus, IN	(9,545)	1,480	14,249	709	1,480	14,958	16,438	(3,817)	1964	Jun-11	40 years
Elkhart Plaza West	Elkhart, IN	—	770	6,364	229	770	6,593	7,363	(1,789)	1997	Jun-11	40 years
Apple Glen Crossing	Fort Wayne, IN	—	2,550	19,742	752	2,550	20,494	23,044	(5,004)	2002	Jun-11	40 years
Market Centre	Goshen, IN	—	2,000	16,743	2,394	2,000	19,137	21,137	(5,561)	1994	Jun-11	40 years
Marwood Plaza	Indianapolis, IN	—	1,720	5,479	699	1,720	6,178	7,898	(1,476)	1992	Jun-11	40 years
Westlane Shopping Center	Indianapolis, IN	—	870	2,603	1,039	870	3,642	4,512	(955)	1968	Jun-11	40 years
Valley View Plaza	Marion, IN	(1,377)	440	3,039	80	440	3,119	3,559	(786)	1997	Jun-11	40 years
Bittersweet Plaza	Mishawaka, IN	—	840	6,677	520	840	7,197	8,037	(1,747)	2000	Jun-11	40 years
Lincoln Plaza	New Haven, IN	—	780	6,277	280	780	6,557	7,337	(1,715)	1968	Jun-11	40 years
Speedway Super Center	Speedway, IN	—	8,410	49,082	2,691	8,410	51,773	60,183	(11,942)	1960	Jun-11	40 years
Sagamore Park Centre	West Lafayette, IN	—	2,390	10,918	891	2,390	11,809	14,199	(3,553)	2017	Jun-11	40 years
Westchester Square	Lenexa, KS	—	3,250	13,982	974	3,250	14,956	18,206	(3,942)	1987	Jun-11	40 years
West Loop Shopping Center	Manhattan, KS	—	2,800	10,299	6,195	2,800	16,494	19,294	(3,548)	2013	Jun-11	40 years
Green River Plaza	Campbellsville, KY	—	4,200	10,402	1,435	4,200	11,837	16,037	(3,869)	1989	Jun-11	40 years
North Dixie Plaza	Elizabethtown, KY	—	2,370	6,095	151	2,370	6,246	8,616	(2,418)	1992	Jun-11	40 years
Florence Plaza - Florence Square	Florence, KY	—	9,380	47,043	17,514	11,013	62,924	73,937	(13,284)	2014	Jun-11	40 years
Highland Commons	Glasgow, KY	—	1,940	6,245	61	1,940	6,306	8,246	(2,384)	1992	Jun-11	40 years
Jeffersontown Commons	Jeffersontown, KY	—	3,920	14,452	947	3,920	15,399	19,319	(4,870)	1959	Jun-11	40 years
Mist Lake Plaza	Lexington, KY	—	4,200	10,483	933	4,200	11,416	15,616	(3,189)	1993	Jun-11	40 years
London Marketplace	London, KY	—	1,400	10,293	300	1,400	10,593	11,993	(3,459)	1994	Jun-11	40 years
Eastgate Shopping Center	Louisville, KY	—	4,300	13,625	2,105	4,300	15,730	20,030	(4,411)	2002	Jun-11	40 years
Plainview Village	Louisville, KY	—	2,600	10,003	1,229	2,600	11,232	13,832	(2,766)	1997	Jun-11	40 years
Stony Brook I & II	Louisville, KY	—	3,650	17,635	783	3,650	18,418	22,068	(4,424)	1988	Jun-11	40 years
Towne Square North	Owensboro, KY	(5,502)	2,230	9,037	426	2,230	9,463	11,693	(3,450)	1988	Jun-11	40 years
Lexington Road Plaza	Versailles, KY	—	3,950	11,348	233	3,950	11,581	15,531	(3,914)	2007	Jun-11	40 years
Karam Shopping Center	Lafayette, LA	(1,978)	410	2,955	446	410	3,401	3,811	(1,086)	1970	Jun-11	40 years
Iberia Plaza	New Iberia, LA	—	2,590	5,728	1,267	2,590	6,995	9,585	(2,871)	1992	Jun-11	40 years
Lagniappe Village	New Iberia, LA	—	3,170	11,131	1,097	3,170	12,228	15,398	(4,821)	2010	Jun-11	40 years
The Pines Shopping Center	Pineville, LA	(4,494)	3,080	8,025	131	3,080	8,156	11,236	(2,429)	1991	Jun-11	40 years
Points West Plaza	Brockton, MA	(7,534)	2,200	10,572	948	2,200	11,520	13,720	(3,794)	1960	Jun-11	40 years
Burlington Square I, II & III	Burlington, MA	—	4,690	12,667	1,221	4,690	13,888	18,578	(3,150)	1992	Jun-11	40 years
Chicopee Marketplace	Chicopee, MA	—	3,470	25,020	1,062	3,470	26,082	29,552	(5,702)	2005	Jun-11	40 years
Holyoke Shopping Center	Holyoke, MA	—	3,110	11,903	791	3,110	12,694	15,804	(3,577)	2000	Jun-11	40 years
WaterTower Plaza	Leominster, MA	—	10,400	39,533	2,342	10,400	41,875	52,275	(11,239)	2000	Jun-11	40 years
Lunenberg Crossing	Lunenburg, MA	(2,077)	930	1,825	282	930	2,107	3,037	(464)	1994	Jun-11	40 years
Lynn Marketplace	Lynn, MA	—	3,100	5,678	244	3,100	5,922	9,022	(1,851)	1968	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Webster Square Shopping Center	Marshfield, MA	—	5,532	27,255	81	5,532	27,336	32,868	(2,066)	2005	Jun-15	40 years
Berkshire Crossing	Pittsfield, MA	—	5,210	38,966	2,457	5,210	41,423	46,633	(10,401)	1994	Jun-11	40 years
Westgate Plaza	Westfield, MA	—	2,250	9,784	529	2,250	10,313	12,563	(3,381)	1996	Jun-11	40 years
Perkins Farm Marketplace	Worcester, MA	—	2,150	16,827	1,778	2,150	18,605	20,755	(5,296)	1967	Jun-11	40 years
South Plaza Shopping Center	California, MD	—	2,174	23,209	—	2,174	23,209	25,383	(3,375)	2005	Oct-13	40 years
Campus Village Shoppes	College Park, MD	—	1,660	4,980	479	1,660	5,459	7,119	(1,035)	1986	Jun-11	40 years
Fox Run	Prince Frederick, MD	—	3,560	31,126	2,283	3,560	33,409	36,969	(8,706)	1997	Jun-11	40 years
Liberty Plaza	Randallstown, MD	—	2,820	6,172	18,197	2,820	24,369	27,189	(3,134)	1962	Jun-11	40 years
Rising Sun Towne Centre	Rising Sun, MD	—	1,970	17,002	1,417	1,970	18,419	20,389	(3,876)	1998	Jun-11	40 years
Pine Tree Shopping Center	Portland, ME	—	2,860	19,006	1,510	2,860	20,516	23,376	(6,563)	1958	Jun-11	40 years
Maple Village	Ann Arbor, MI	(18,056)	3,200	16,055	13,562	3,200	29,617	32,817	(3,835)	2017	Jun-11	40 years
Grand Crossing	Brighton, MI	(3,518)	1,780	7,487	901	1,780	8,388	10,168	(2,665)	2005	Jun-11	40 years
Farmington Crossroads	Farmington, MI	—	1,620	4,374	1,599	1,620	5,973	7,593	(1,566)	1986	Jun-11	40 years
Silver Pointe Shopping Center	Fenton, MI	(3,385)	3,840	12,258	1,262	3,840	13,520	17,360	(4,440)	1996	Jun-11	40 years
Cascade East	Grand Rapids, MI	(7,412)	1,280	4,816	1,086	1,280	5,902	7,182	(2,105)	1983	Jun-11	40 years
Delta Center	Lansing, MI	(5,274)	1,580	9,394	1,741	1,580	11,135	12,715	(3,778)	1985	Jun-11	40 years
Lakes Crossing	Muskegon, MI	—	1,440	13,457	2,103	1,440	15,560	17,000	(3,947)	2008	Jun-11	40 years
Redford Plaza	Redford, MI	—	7,510	18,556	1,491	7,510	20,047	27,557	(6,966)	1992	Jun-11	40 years
Hampton Village Centre	Rochester Hills, MI	—	5,370	47,747	6,840	5,370	54,587	59,957	(14,443)	2004	Jun-11	40 years
Fashion Corners	Saginaw, MI	—	1,940	17,712	479	1,940	18,191	20,131	(5,225)	2004	Jun-11	40 years
Green Acres	Saginaw, MI	—	2,170	8,225	2,909	2,170	11,134	13,304	(3,507)	2017	Jun-11	40 years
Hall Road Crossing	Shelby Township, MI	—	5,800	15,286	3,379	5,800	18,665	24,465	(5,727)	1999	Jun-11	40 years
Southfield Plaza	Southfield, MI	—	1,320	3,649	1,931	1,320	5,580	6,900	(1,547)	1970	Jun-11	40 years
18 Ryan	Sterling Heights, MI	(5,604)	3,160	11,280	271	3,160	11,551	14,711	(4,145)	1997	Jun-11	40 years
Delco Plaza	Sterling Heights, MI	(3,691)	2,860	6,682	858	2,860	7,540	10,400	(3,353)	1996	Jun-11	40 years
Grand Traverse Crossing	Traverse City, MI	—	3,100	31,125	1,468	3,100	32,593	35,693	(7,370)	1996	Jun-11	40 years
West Ridge	Westland, MI	—	1,800	5,549	3,878	1,800	9,427	11,227	(1,526)	1989	Jun-11	40 years
Roundtree Place	Ypsilanti, MI	—	3,520	8,241	6,549	3,520	14,790	18,310	(2,497)	1992	Jun-11	40 years
Washtenaw Fountain Plaza	Ypsilanti, MI	—	2,030	6,890	605	2,030	7,495	9,525	(2,724)	2005	Jun-11	40 years
Southport Centre I - VI	Apple Valley, MN	—	4,602	18,385	486	4,602	18,871	23,473	(3,860)	1985	Jun-11	40 years
Austin Town Center	Austin, MN	—	1,280	4,072	99	1,280	4,171	5,451	(1,181)	1999	Jun-11	40 years
Burning Tree Plaza	Duluth, MN	—	4,790	15,898	155	4,790	16,053	20,843	(4,402)	1987	Jun-11	40 years
Elk Park Center	Elk River, MN	—	3,770	18,564	857	3,770	19,421	23,191	(5,887)	1999	Jun-11	40 years
Westwind Plaza	Minnetonka, MN	—	2,630	11,510	845	2,630	12,355	14,985	(2,662)	2007	Jun-11	40 years
Richfield Hub	Richfield, MN	—	7,748	19,502	1,338	7,748	20,840	28,588	(4,160)	1952	Jun-11	40 years
Roseville Center	Roseville , MN	—	1,620	8,364	139	1,620	8,503	10,123	(1,923)	2000	Jun-11	40 years
Marketplace @ 42	Savage, MN	—	5,150	11,533	3,848	5,150	15,381	20,531	(2,119)	1999	Jun-11	40 years
Sun Ray Shopping Center	St. Paul, MN	—	5,250	20,669	2,112	5,250	22,781	28,031	(6,108)	1958	Jun-11	40 years
White Bear Hills Shopping Center	White Bear Lake, MN	—	1,790	6,157	242	1,790	6,399	8,189	(2,450)	1996	Jun-11	40 years
Ellisville Square	Ellisville, MO	—	2,130	2,907	6,756	2,130	9,663	11,793	(1,406)	1989	Jun-11	40 years
Clocktower Place	Florissant, MO	—	3,590	8,463	2,512	3,590	10,975	14,565	(2,876)	1987	Jun-11	40 years
Hub Shopping Center	Independence, MO	—	850	7,666	342	850	8,008	8,858	(3,213)	1995	Jun-11	40 years
Watts Mill Plaza	Kansas City, MO	—	2,610	13,406	1,030	2,610	14,436	17,046	(3,394)	1997	Jun-11	40 years
Liberty Corners	Liberty, MO	—	2,530	8,664	1,237	2,530	9,901	12,431	(3,312)	1987	Jun-11	40 years
Maplewood Square	Maplewood, MO	—	1,450	4,494	173	1,450	4,667	6,117	(1,530)	1998	Jun-11	40 years
Clinton Crossing	Clinton, MS	(5,290)	2,760	9,218	482	2,760	9,700	12,460	(2,391)	1990	Jun-11	40 years
County Line Plaza	Jackson, MS	—	2,820	23,430	6,545	2,820	29,975	32,795	(5,210)	1997	Jun-11	40 years
Devonshire Place	Cary, NC	(4,752)	940	3,674	2,341	940	6,015	6,955	(1,769)	1996	Jun-11	40 years
McMullen Creek Market	Charlotte, NC	—	10,590	22,993	3,983	10,590	26,976	37,566	(5,675)	1988	Jun-11	40 years
The Commons at Chancellor Park	Charlotte, NC	—	5,240	19,587	2,002	5,240	21,589	26,829	(5,346)	1994	Jun-11	40 years
Macon Plaza	Franklin, NC	—	770	3,783	132	770	3,915	4,685	(1,442)	2001	Jun-11	40 years
Garner Towne Square	Garner, NC	—	6,233	23,087	787	6,233	23,874	30,107	(4,020)	1997	Oct-13	40 years
Franklin Square	Gastonia, NC	—	7,060	28,233	2,466	7,060	30,699	37,759	(7,093)	1989	Jun-11	40 years
Wendover Place	Greensboro, NC	—	15,990	39,048	1,856	15,990	40,904	56,894	(12,378)	2000	Jun-11	40 years
University Commons	Greenville, NC	—	5,350	26,023	3,869	5,350	29,892	35,242	(7,122)	1996	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Valley Crossing	Hickory, NC	—	2,130	5,893	8,786	2,130	14,679	16,809	(3,375)	2014	Jun-11	40 years
Kinston Pointe	Kinston, NC	—	2,180	8,507	267	2,180	8,774	10,954	(3,739)	2001	Jun-11	40 years
Magnolia Plaza	Morganton, NC	—	730	3,350	177	730	3,527	4,257	(795)	1990	Jun-11	40 years
Roxboro Square	Roxboro, NC	—	1,550	8,935	218	1,550	9,153	10,703	(2,765)	2005	Jun-11	40 years
Innes Street Market	Salisbury, NC	—	12,180	27,283	743	12,180	28,026	40,206	(9,752)	2002	Jun-11	40 years
Salisbury Marketplace	Salisbury, NC	—	1,997	7,826	93	1,997	7,919	9,916	(1,124)	1987	Oct-13	40 years
Crossroads	Statesville, NC	(20,907)	6,220	15,146	1,229	6,220	16,375	22,595	(4,065)	1997	Jun-11	40 years
Anson Station	Wadesboro, NC	(1,606)	910	3,900	208	910	4,108	5,018	(1,695)	1988	Jun-11	40 years
New Centre Market	Wilmington, NC	—	5,730	14,900	971	5,730	15,871	21,601	(3,113)	1998	Jun-11	40 years
University Commons	Wilmington, NC	—	6,910	26,425	1,791	6,910	28,216	35,126	(7,040)	2007	Jun-11	40 years
Whitaker Square	Winston Salem, NC	(8,865)	2,923	11,824	801	2,923	12,625	15,548	(2,062)	1996	Oct-13	40 years
Parkway Plaza	Winston-Salem, NC	—	6,910	17,153	1,341	6,910	18,494	25,404	(5,584)	2005	Jun-11	40 years
Stratford Commons	Winston-Salem, NC	—	2,770	9,402	268	2,770	9,670	12,440	(2,635)	1995	Jun-11	40 years
Bedford Grove	Bedford, NH	—	3,400	17,678	233	3,400	17,911	21,311	(5,255)	1989	Jun-11	40 years
Capitol Shopping Center	Concord, NH	—	2,160	11,361	1,222	2,160	12,583	14,743	(4,296)	2001	Jun-11	40 years
Willow Springs Plaza	Nashua , NH	(13,977)	3,490	19,290	823	3,490	20,113	23,603	(4,827)	1990	Jun-11	40 years
Seacoast Shopping Center	Seabrook , NH	(4,714)	2,230	8,024	90	2,230	8,114	10,344	(1,310)	1991	Jun-11	40 years
Tri-City Plaza	Somersworth, NH	—	1,900	9,785	3,873	1,900	13,658	15,558	(3,435)	1990	Jun-11	40 years
Laurel Square	Brick, NJ	(11,855)	5,400	19,358	1,333	5,400	20,691	26,091	(4,637)	2003	Jun-11	40 years
the Shoppes at Cinnaminson	Cinnaminson, NJ	—	6,030	45,152	2,251	6,030	47,403	53,433	(9,878)	2010	Jun-11	40 years
Acme Clark	Clark, NJ	(5,431)	2,630	8,351	28	2,630	8,379	11,009	(1,761)	2007	Jun-11	40 years
Collegetown Shopping Center	Glassboro, NJ	—	1,560	15,547	7,622	1,560	23,169	24,729	(6,441)	1966	Jun-11	40 years
Hamilton Plaza	Hamilton, NJ	(3,340)	1,580	8,573	3,100	1,580	11,673	13,253	(2,289)	1972	Jun-11	40 years
Bennetts Mills Plaza	Jackson, NJ	(12,368)	3,130	16,938	183	3,130	17,121	20,251	(3,627)	2002	Jun-11	40 years
Lakewood Plaza	Lakewood, NJ	—	5,090	25,850	749	5,090	26,599	31,689	(7,031)	1966	Jun-11	40 years
Marlton Crossing	Marlton, NJ	—	5,950	45,298	7,617	5,950	52,915	58,865	(13,654)	1986	Jun-11	40 years
Middletown Plaza	Middletown, NJ	(21,607)	5,060	40,890	1,273	5,060	42,163	47,223	(8,396)	2001	Jun-11	40 years
Larchmont Centre	Mount Laurel, NJ	(7,000)	4,421	14,915	98	4,421	15,013	19,434	(1,320)	1985	Jun-15	40 years
Old Bridge Gateway	Old Bridge, NJ	—	7,200	36,889	3,164	7,200	40,053	47,253	(8,816)	1995	Jun-11	40 years
Morris Hills Shopping Center	Parsippany, NJ	—	3,970	28,937	4,955	3,970	33,892	37,862	(6,309)	1994	Jun-11	40 years
Rio Grande Plaza	Rio Grande, NJ	—	1,660	12,166	1,034	1,660	13,200	14,860	(3,278)	1997	Jun-11	40 years
Ocean Heights Plaza	Somers Point, NJ	—	6,110	34,490	1,698	6,110	36,188	42,298	(6,384)	2006	Jun-11	40 years
Springfield Place	Springfield, NJ	—	1,150	4,310	1,029	1,773	4,716	6,489	(1,060)	1965	Jun-11	40 years
Tinton Falls Plaza	Tinton Falls, NJ	—	3,080	11,550	553	3,080	12,103	15,183	(2,851)	2006	Jun-11	40 years
Cross Keys Commons	Turnersville, NJ	—	5,840	32,699	2,489	5,840	35,188	41,028	(7,990)	1989	Jun-11	40 years
Dover Park Plaza	Yardville, NJ	—	1,030	7,345	539	1,030	7,884	8,914	(1,588)	2005	Jun-11	40 years
St Francis Plaza	Santa Fe, NM	—	1,110	4,843	—	1,110	4,843	5,953	(1,058)	1993	Jun-11	40 years
Smith's	Socorro, NM	(1,740)	600	5,312	138	600	5,450	6,050	(1,795)	1976	Jun-11	40 years
Galleria Commons	Henderson, NV	—	3,220	28,080	2,471	3,220	30,551	33,771	(6,543)	1998	Jun-11	40 years
Renaissance Center East	Las Vegas, NV	(16,155)	4,490	10,193	1,593	4,490	11,786	16,276	(2,725)	1981	Jun-11	40 years
Parkway Plaza	Carle Place, NY	—	5,790	19,389	2,169	5,790	21,558	27,348	(4,024)	1993	Jun-11	40 years
Erie Canal Centre	Dewitt, NY	(2,983)	1,080	3,957	7,681	1,080	11,638	12,718	(1,003)	2017	Jun-11	40 years
Unity Plaza	East Fishkill, NY	(7,075)	2,100	13,935	14	2,100	13,949	16,049	(2,582)	2005	Jun-11	40 years
Suffolk Plaza	East Setauket, NY	—	2,780	9,937	714	2,780	10,651	13,431	(1,740)	1998	Jun-11	40 years
Three Village Shopping Center	East Setauket, NY	—	5,310	15,705	312	5,310	16,017	21,327	(3,271)	1991	Jun-11	40 years
Stewart Plaza	Garden City, NY	—	6,040	21,213	1,324	6,040	22,537	28,577	(6,020)	1990	Jun-11	40 years
Genesee Valley Shopping Center	Geneseo, NY	—	2,090	14,851	1,202	2,090	16,053	18,143	(5,403)	2007	Jun-11	40 years
McKinley Plaza	Hamburg, NY	—	1,300	12,504	2,069	1,300	14,573	15,873	(2,868)	1991	Jun-11	40 years
Dalewood I, II & III Shopping Center	Hartsdale, NY	—	6,900	56,902	2,382	6,900	59,284	66,184	(9,796)	1972	Jun-11	40 years
Hornell Plaza	Hornell, NY	—	2,270	19,006	2,159	2,270	21,165	23,435	(6,945)	2005	Jun-11	40 years
Cayuga Mall	Ithaca, NY	(7,000)	1,180	9,104	3,529	1,180	12,633	13,813	(2,932)	1969	Jun-11	40 years
Kings Park Plaza	Kings Park, NY	—	4,790	11,100	2,144	4,790	13,244	18,034	(2,559)	1985	Jun-11	40 years
Village Square Shopping Center	Larchmont, NY	—	1,320	4,955	761	1,320	5,716	7,036	(870)	1981	Jun-11	40 years
Falcaro's Plaza	Lawrence, NY	—	3,410	9,272	1,827	3,410	11,099	14,509	(2,027)	1972	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Shops at Seneca Mall	Liverpool, NY	—	530	7,020	192	530	7,212	7,742	(2,425)	2005	Jun-11	40 years
Mamaroneck Centre	Mamaroneck, NY	—	1,460	765	3,580	2,198	3,607	5,805	(130)	1976	Jun-11	40 years
Sunshine Square	Medford, NY	—	7,350	23,359	1,783	7,350	25,142	32,492	(5,225)	2007	Jun-11	40 years
Wallkill Plaza	Middletown, NY	—	1,360	7,910	1,892	1,360	9,802	11,162	(3,787)	1986	Jun-11	40 years
Monroe ShopRite Plaza	Monroe, NY	(8,202)	1,840	16,111	573	1,840	16,684	18,524	(4,335)	1985	Jun-11	40 years
Rockland Plaza	Nanuet, NY	(37,097)	10,700	59,563	8,380	11,098	67,545	78,643	(11,441)	2006	Jun-11	40 years
North Ridge Shopping Center	New Rochelle, NY	—	4,910	9,390	747	4,910	10,137	15,047	(1,884)	1971	Jun-11	40 years
Nesconset Shopping Center	Port Jefferson Station, NY	—	5,510	20,252	3,122	5,510	23,374	28,884	(4,943)	1961	Jun-11	40 years
Port Washington	Port Washington, NY	—	440	489	—	440	489	929	(242)	1968	Jun-11	40 years
Riverhead	Riverhead, NY	—	3,478	—	3,411	3,899	2,990	6,889	(30)	N/A	Jun-11	40 years
Roanoke Plaza	Riverhead, NY	—	5,050	15,110	1,513	5,050	16,623	21,673	(4,011)	2002	Jun-11	40 years
Rockville Centre	Rockville Centre, NY	—	3,590	6,935	140	3,590	7,075	10,665	(1,588)	1975	Jun-11	40 years
Mohawk Acres Plaza	Rome, NY	(5,978)	1,720	13,555	917	1,720	14,472	16,192	(3,701)	2005	Jun-11	40 years
College Plaza	Selden, NY	—	6,330	11,752	15,363	6,865	26,580	33,445	(5,354)	2013	Jun-11	40 years
Campus Plaza	Vestal, NY	—	1,170	16,143	473	1,170	16,616	17,786	(5,225)	2003	Jun-11	40 years
Parkway Plaza	Vestal, NY	—	2,168	18,651	1,518	2,168	20,169	22,337	(6,248)	1995	Jun-11	40 years
Shoppes at Vestal	Vestal, NY	—	1,340	14,730	72	1,340	14,802	16,142	(2,586)	2000	Jun-11	40 years
Town Square Mall	Vestal, NY	—	2,520	40,790	5,133	2,520	45,923	48,443	(10,540)	1991	Jun-11	40 years
The Plaza at Salmon Run	Watertown, NY	—	1,420	12,243	334	1,420	12,577	13,997	(2,893)	1993	Jun-11	40 years
Highridge Plaza	Yonkers, NY	—	6,020	16,396	2,426	6,020	18,822	24,842	(3,071)	1977	Jun-11	40 years
Brunswick Town Center	Brunswick, OH	(10,652)	2,930	18,533	484	2,930	19,017	21,947	(3,526)	2004	Jun-11	40 years
30th Street Plaza	Canton, OH	—	1,950	14,383	299	1,950	14,682	16,632	(3,993)	1999	Jun-11	40 years
Brentwood Plaza	Cincinnati, OH	—	5,090	19,960	1,829	5,090	21,789	26,879	(5,150)	2004	Jun-11	40 years
Delhi Shopping Center	Cincinnati, OH	—	3,690	7,910	1,727	3,690	9,637	13,327	(2,583)	1973	Jun-11	40 years
Harpers Station	Cincinnati, OH	—	3,110	25,108	6,617	3,987	30,848	34,835	(6,496)	1994	Jun-11	40 years
Western Hills Plaza	Cincinnati, OH	—	8,690	27,600	628	8,690	28,228	36,918	(8,291)	1954	Jun-11	40 years
Western Village	Cincinnati, OH	—	3,370	12,527	602	3,420	13,079	16,499	(3,110)	2005	Jun-11	40 years
Crown Point	Columbus, OH	(12,259)	2,120	14,568	1,383	2,120	15,951	18,071	(3,918)	1980	Jun-11	40 years
Greentree Shopping Center	Columbus, OH	(6,349)	1,920	12,095	217	1,920	12,312	14,232	(3,440)	2005	Jun-11	40 years
Brandt Pike Place	Dayton, OH	—	616	1,694	16	616	1,710	2,326	(561)	2008	Jun-11	40 years
South Towne Centre	Dayton, OH	(19,045)	4,990	42,765	6,219	4,990	48,984	53,974	(12,220)	1972	Jun-11	40 years
The Vineyards	Eastlake, OH	—	1,170	6,730	160	1,170	6,890	8,060	(2,318)	1989	Jun-11	40 years
Southland Shopping Center	Middleburg Heights, OH	(35,604)	5,940	54,255	6,351	5,940	60,606	66,546	(15,690)	1951	Jun-11	40 years
The Shoppes at North Olmsted	North Olmsted, OH	—	510	3,987	16	510	4,003	4,513	(981)	2002	Jun-11	40 years
The Shoppes at North Ridgeville	North Ridgeville, OH	—	1,140	5,513	315	1,140	5,828	6,968	(1,428)	2002	Jun-11	40 years
Surrey Square Mall	Norwood, OH	(6,616)	3,900	17,865	1,620	3,900	19,485	23,385	(5,000)	2010	Jun-11	40 years
Market Place	Piqua, OH	—	390	3,993	1,065	390	5,058	5,448	(1,871)	1972	Jun-11	40 years
Brice Park	Reynoldsburg, OH	—	2,820	12,138	960	2,820	13,098	15,918	(3,327)	1989	Jun-11	40 years
Streetsboro Crossing	Streetsboro, OH	—	640	5,716	673	640	6,389	7,029	(1,789)	2002	Jun-11	40 years
Miracle Mile Shopping Plaza	Toledo, OH	(5,608)	1,510	15,374	1,882	1,510	17,256	18,766	(5,053)	1955	Jun-11	40 years
Southland Shopping Plaza	Toledo, OH	—	2,440	10,390	1,792	2,440	12,182	14,622	(3,506)	1988	Jun-11	40 years
Wadsworth Crossings	Wadsworth, OH	—	7,004	13,778	1,866	7,004	15,644	22,648	(2,951)	2005	Oct-13	40 years
Northgate Plaza	Westerville, OH	—	300	1,204	340	300	1,544	1,844	(447)	2008	Jun-11	40 years
Marketplace	Tulsa, OK	—	5,040	12,401	2,860	5,040	15,261	20,301	(4,309)	1992	Jun-11	40 years
Village West	Allentown, PA	—	4,180	23,206	1,468	4,180	24,674	28,854	(5,428)	1999	Jun-11	40 years
Park Hills Plaza	Altoona, PA	—	4,390	22,521	1,774	4,390	24,295	28,685	(6,380)	1985	Jun-11	40 years
Bensalem Square	Bensalem, PA	—	1,800	5,826	88	1,800	5,914	7,714	(1,562)	1986	Jun-11	40 years
Bethel Park Shopping Center	Bethel Park, PA	(9,519)	3,060	18,299	1,775	3,060	20,074	23,134	(6,320)	1965	Jun-11	40 years
Bethlehem Square	Bethlehem, PA	—	8,830	36,738	965	8,830	37,703	46,533	(10,197)	1994	Jun-11	40 years
Lehigh Shopping Center	Bethlehem, PA	—	6,980	32,744	3,317	6,980	36,061	43,041	(10,902)	1955	Jun-11	40 years
Bristol Park	Bristol, PA	—	3,180	21,033	1,259	3,180	22,292	25,472	(6,538)	1993	Jun-11	40 years
Chalfont Village Shopping Center	Chalfont, PA	—	1,040	3,714	(82)	1,040	3,632	4,672	(792)	1989	Jun-11	40 years
New Britain Village Square	Chalfont, PA	—	4,250	24,158	1,331	4,250	25,489	29,739	(5,238)	1989	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Collegeville Shopping Center	Collegeville, PA	—	3,410	6,580	2,500	3,410	9,080	12,490	(1,759)	2017	Jun-11	40 years
Whitemarsh Shopping Center	Conshohocken, PA	—	3,410	11,607	302	3,410	11,909	15,319	(2,609)	2002	Jun-11	40 years
Valley Fair	Devon, PA	—	1,810	8,128	1,451	1,810	9,579	11,389	(3,426)	2001	Jun-11	40 years
Dickson City Crossings	Dickson City, PA	—	3,780	31,285	1,504	4,800	31,769	36,569	(9,091)	1997	Jun-11	40 years
Dillsburg Shopping Center	Dillsburg, PA	—	1,670	15,848	1,312	1,670	17,160	18,830	(4,228)	1994	Jun-11	40 years
Barn Plaza	Doylestown, PA	—	8,780	28,601	2,048	8,780	30,649	39,429	(8,067)	2002	Jun-11	40 years
Pilgrim Gardens	Drexel Hill, PA	—	2,090	4,923	3,518	2,090	8,441	10,531	(2,124)	1955	Jun-11	40 years
Gilbertsville Shopping Center	Gilbertsville, PA	—	1,830	4,306	2,174	1,830	6,480	8,310	(2,103)	2002	Jun-11	40 years
Mount Carmel Plaza	Glenside, PA	—	380	839	62	380	901	1,281	(198)	1975	Jun-11	40 years
Kline Plaza	Harrisburg, PA	—	2,300	13,013	1,519	2,300	14,532	16,832	(6,219)	1952	Jun-11	40 years
New Garden Center	Kennett Square, PA	(2,639)	2,240	6,784	1,589	2,240	8,373	10,613	(2,223)	1979	Jun-11	40 years
Stone Mill Plaza	Lancaster, PA	—	2,490	12,445	335	2,490	12,780	15,270	(3,458)	2008	Jun-11	40 years
Woodbourne Square	Langhorne, PA	—	1,640	4,171	400	1,640	4,571	6,211	(1,019)	1984	Jun-11	40 years
North Penn Market Place	Lansdale, PA	—	3,060	5,008	937	3,060	5,945	9,005	(1,204)	1977	Jun-11	40 years
New Holland Shopping Center	New Holland, PA	—	890	3,369	492	890	3,861	4,751	(1,337)	1995	Jun-11	40 years
Village at Newtown	Newtown, PA	—	7,690	36,846	3,367	7,690	40,213	47,903	(7,474)	1989	Jun-11	40 years
Cherry Square	Northampton, PA	—	950	6,805	97	950	6,902	7,852	(2,519)	1989	Jun-11	40 years
Ivyridge	Philadelphia, PA	(13,295)	7,100	18,320	1,500	7,100	19,820	26,920	(3,329)	1963	Jun-11	40 years
Roosevelt Mall	Philadelphia, PA	(47,339)	8,820	87,715	5,084	8,820	92,799	101,619	(21,077)	1964	Jun-11	40 years
Shoppes at Valley Forge	Phoenixville, PA	—	2,010	12,830	595	2,010	13,425	15,435	(4,481)	2003	Jun-11	40 years
County Line Plaza	Souderton, PA	—	910	7,608	1,851	910	9,459	10,369	(3,011)	1971	Jun-11	40 years
69th Street Plaza	Upper Darby, PA	—	640	4,362	81	640	4,443	5,083	(1,318)	1994	Jun-11	40 years
Warminster Towne Center	Warminster, PA	—	4,310	35,284	1,497	4,310	36,781	41,091	(8,049)	1997	Jun-11	40 years
Shops at Prospect	West Hempfield, PA	—	760	6,494	435	760	6,929	7,689	(1,932)	1994	Jun-11	40 years
Whitehall Square	Whitehall, PA	—	4,350	31,128	1,450	4,350	32,578	36,928	(7,515)	2006	Jun-11	40 years
Wilkes-Barre Township Marketplace	Wilkes-Barre , PA	—	2,180	16,745	2,006	2,180	18,751	20,931	(4,985)	2004	Jun-11	40 years
Hunt River Commons	North Kingstown, RI	—	1,580	14,586	1,107	1,580	15,693	17,273	(4,317)	1989	Jun-11	40 years
Belfair Towne Village	Bluffton, SC	—	4,265	31,138	665	4,265	31,803	36,068	(4,450)	2006	Jun-11	40 years
Milestone Plaza	Greenville, SC	—	2,563	15,506	2,260	2,563	17,766	20,329	(1,899)	1995	Oct-13	40 years
Circle Center	Hilton Head, SC	—	3,010	5,778	417	3,010	6,195	9,205	(1,704)	2000	Jun-11	40 years
Island Plaza	James Island, SC	—	2,940	8,830	1,064	2,940	9,894	12,834	(3,638)	1994	Jun-11	40 years
Festival Centre	North Charleston, SC	—	3,630	8,449	5,590	3,630	14,039	17,669	(3,455)	1987	Jun-11	40 years
Remount Village Shopping Center	North Charleston, SC	—	1,040	2,088	98	1,040	2,186	3,226	(413)	1996	Jun-11	40 years
Fairview Corners I & II	Simpsonville, SC	—	2,370	16,715	1,955	2,370	18,670	21,040	(4,402)	2003	Jun-11	40 years
Hillcrest Market Place	Spartanburg, SC	—	4,190	34,203	4,514	4,190	38,717	42,907	(9,913)	1965	Jun-11	40 years
Shoppes at Hickory Hollow	Antioch, TN	—	3,650	10,673	485	3,650	11,158	14,808	(3,822)	1986	Jun-11	40 years
East Ridge Crossing	Chattanooga , TN	(3,362)	1,230	4,007	134	1,230	4,141	5,371	(1,315)	1999	Jun-11	40 years
Watson Glen Shopping Center	Franklin, TN	—	5,220	13,470	2,191	5,220	15,661	20,881	(4,498)	1988	Jun-11	40 years
Williamson Square	Franklin, TN	—	7,730	22,403	6,116	7,730	28,519	36,249	(8,982)	1988	Jun-11	40 years
Greensboro Village	Gallatin, TN	—	1,503	13,369	154	1,503	13,523	15,026	(1,976)	2005	Oct-13	40 years
Greeneville Commons	Greeneville, TN	—	2,880	13,331	363	2,880	13,694	16,574	(5,588)	2002	Jun-11	40 years
Oakwood Commons	Hermitage, TN	—	6,840	17,845	3,266	6,840	21,111	27,951	(6,216)	1989	Jun-11	40 years
Kimball Crossing	Kimball, TN	—	1,860	18,494	813	1,860	19,307	21,167	(8,151)	2007	Jun-11	40 years
Kingston Overlook	Knoxville, TN	(5,670)	2,060	5,499	1,336	2,060	6,835	8,895	(1,655)	1996	Jun-11	40 years
Farrar Place	Manchester, TN	(1,415)	470	2,760	201	470	2,961	3,431	(1,215)	1989	Jun-11	40 years
The Commons at Wolfcreek	Memphis, TN	—	22,530	52,800	16,943	23,239	69,034	92,273	(15,123)	2014	Jun-11	40 years
Georgetown Square	Murfreesboro, TN	(5,814)	3,250	7,405	1,818	3,716	8,757	12,473	(2,315)	2003	Jun-11	40 years
Nashboro Village	Nashville, TN	—	2,243	11,564	184	2,243	11,748	13,991	(1,948)	1998	Oct-13	40 years
Commerce Central	Tullahoma, TN	(6,679)	1,240	12,143	322	1,240	12,465	13,705	(4,745)	1995	Jun-11	40 years
Merchant's Central	Winchester, TN	—	1,480	11,904	348	1,480	12,252	13,732	(3,933)	1997	Jun-11	40 years
Palm Plaza	Aransas, TX	(1,587)	680	2,218	318	680	2,536	3,216	(859)	2002	Jun-11	40 years
Bardin Place Center	Arlington, TX	(28,509)	10,690	30,907	3,038	10,690	33,945	44,635	(6,757)	1993	Jun-11	40 years
Parmer Crossing	Austin, TX	(6,401)	3,730	10,267	1,205	3,730	11,472	15,202	(3,144)	1989	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Baytown Shopping Center	Baytown, TX	(4,761)	3,410	6,580	369	3,410	6,949	10,359	(2,724)	1987	Jun-11	40 years
Cedar Bellaire	Bellaire, TX	(2,754)	2,760	4,179	84	2,760	4,263	7,023	(952)	1994	Jun-11	40 years
El Camino	Bellaire, TX	(2,063)	1,320	3,632	151	1,320	3,783	5,103	(1,321)	2008	Jun-11	40 years
Bryan Square	Bryan, TX	(1,606)	820	2,358	92	820	2,450	3,270	(881)	2008	Jun-11	40 years
Townshire	Bryan, TX	—	1,790	6,356	661	1,790	7,017	8,807	(2,248)	2002	Jun-11	40 years
Plantation Plaza	Clute, TX	—	1,090	7,207	115	1,090	7,322	8,412	(2,746)	1997	Jun-11	40 years
Central Station	College Station, TX	(11,326)	4,340	21,179	2,030	4,340	23,209	27,549	(5,223)	1976	Jun-11	40 years
Rock Prairie Crossing	College Station, TX	(10,358)	2,401	13,463	92	2,401	13,555	15,956	(4,105)	2002	Jun-11	40 years
Carmel Village	Corpus Christi, TX	(2,601)	1,900	4,246	626	1,900	4,872	6,772	(1,261)	1993	Jun-11	40 years
Five Points	Corpus Christi, TX	—	2,760	16,689	11,688	2,760	28,377	31,137	(6,035)	1985	Jun-11	40 years
Claremont Village	Dallas, TX	(2,116)	1,700	2,953	120	1,700	3,073	4,773	(1,783)	1976	Jun-11	40 years
Jeff Davis	Dallas, TX	(2,698)	1,390	3,481	254	1,390	3,735	5,125	(1,455)	1975	Jun-11	40 years
Stevens Park Village	Dallas, TX	(2,295)	1,270	2,350	1,347	1,270	3,697	4,967	(1,040)	1974	Jun-11	40 years
Webb Royal Plaza	Dallas, TX	(4,179)	2,470	4,763	937	2,470	5,700	8,170	(1,806)	1961	Jun-11	40 years
Wynnewood Village	Dallas, TX	(15,565)	14,770	40,748	3,406	14,770	44,154	58,924	(11,162)	2006	Jun-11	40 years
Parktown	Deer Park, TX	(4,589)	2,790	7,044	671	2,790	7,715	10,505	(3,397)	1999	Jun-11	40 years
Kenworthy Crossing	El Paso, TX	—	2,370	5,432	170	2,370	5,602	7,972	(1,482)	2003	Jun-11	40 years
Preston Ridge	Frisco, TX	—	25,820	123,603	11,211	25,820	134,814	160,634	(29,459)	2017	Jun-11	40 years
Forest Hills Village	Ft. Worth, TX	(1,905)	1,220	2,779	139	1,220	2,918	4,138	(1,173)	1968	Jun-11	40 years
Ridglea Plaza	Ft. Worth, TX	(8,200)	2,770	16,161	424	2,770	16,585	19,355	(5,195)	1990	Jun-11	40 years
Trinity Commons	Ft. Worth, TX	—	5,780	26,133	1,725	5,780	27,858	33,638	(7,492)	1998	Jun-11	40 years
Village Plaza	Garland, TX	(4,232)	3,230	6,543	925	3,230	7,468	10,698	(2,065)	2002	Jun-11	40 years
North Hills Village	Haltom City, TX	(592)	940	2,378	114	940	2,492	3,432	(857)	1998	Jun-11	40 years
Highland Village Town Center	Highland Village, TX	(4,656)	3,370	7,281	139	3,370	7,420	10,790	(3,055)	1996	Jun-11	40 years
Bay Forest	Houston, TX	(3,748)	1,500	6,546	85	1,500	6,631	8,131	(2,117)	2004	Jun-11	40 years
Beltway South	Houston, TX	—	3,340	9,666	416	3,340	10,082	13,422	(2,678)	1998	Jun-11	40 years
Braes Heights	Houston, TX	(6,425)	1,700	14,999	1,153	1,700	16,152	17,852	(3,306)	2003	Jun-11	40 years
Braes Link	Houston, TX	—	850	6,479	157	850	6,636	7,486	(1,211)	1999	Jun-11	40 years
Braes Oaks Center	Houston, TX	(1,721)	1,310	3,743	461	1,310	4,204	5,514	(904)	1992	Jun-11	40 years
Braesgate	Houston, TX	—	1,570	2,723	111	1,570	2,834	4,404	(1,449)	1997	Jun-11	40 years
Broadway	Houston, TX	(3,174)	1,720	5,362	585	1,720	5,947	7,667	(1,778)	2006	Jun-11	40 years
Clear Lake Camino South	Houston, TX	(6,454)	3,320	11,916	459	3,320	12,375	15,695	(3,016)	1964	Jun-11	40 years
Hearthstone Corners	Houston, TX	—	5,240	13,640	815	5,240	14,455	19,695	(4,962)	1998	Jun-11	40 years
Jester Village	Houston, TX	—	1,380	4,459	315	1,380	4,774	6,154	(998)	1988	Jun-11	40 years
Jones Plaza	Houston, TX	—	2,110	9,561	1,473	2,110	11,034	13,144	(1,570)	2000	Jun-11	40 years
Jones Square	Houston, TX	—	3,210	10,614	206	3,210	10,820	14,030	(3,331)	1999	Jun-11	40 years
Maplewood Mall	Houston, TX	(3,442)	1,790	5,445	258	1,790	5,703	7,493	(1,967)	2004	Jun-11	40 years
Merchants Park	Houston, TX	(16,139)	6,580	31,459	2,791	6,580	34,250	40,830	(8,480)	2009	Jun-11	40 years
Northgate	Houston, TX	(1,224)	740	1,320	223	740	1,543	2,283	(516)	1972	Jun-11	40 years
Northshore	Houston, TX	(13,029)	5,970	22,160	1,951	5,970	24,111	30,081	(6,112)	2001	Jun-11	40 years
Northtown Plaza	Houston, TX	(9,787)	4,990	17,133	1,900	4,990	19,033	24,023	(4,003)	1960	Jun-11	40 years
Northwood Plaza	Houston, TX	—	2,730	10,023	974	2,730	10,997	13,727	(3,399)	1972	Jun-11	40 years
Orange Grove	Houston, TX	—	3,670	15,444	519	3,670	15,963	19,633	(5,296)	2005	Jun-11	40 years
Pinemont Shopping Center	Houston, TX	—	1,673	4,563	3	1,673	4,566	6,239	(2,152)	1999	Jun-11	40 years
Royal Oaks Village	Houston, TX	—	4,620	29,397	761	4,620	30,158	34,778	(6,855)	2001	Jun-11	40 years
Tanglewilde Center	Houston, TX	(3,809)	1,620	7,088	378	1,620	7,466	9,086	(2,068)	1998	Jun-11	40 years
Westheimer Commons	Houston, TX	—	5,160	11,955	4,142	5,160	16,097	21,257	(4,668)	1984	Jun-11	40 years
Fry Road Crossing	Katy, TX	—	6,030	19,659	604	6,030	20,263	26,293	(6,174)	2005	Jun-11	40 years
Washington Square	Kaufman, TX	(1,164)	880	1,930	582	880	2,512	3,392	(731)	1978	Jun-11	40 years
Jefferson Park	Mount Pleasant, TX	(2,910)	870	4,919	900	870	5,819	6,689	(1,926)	2001	Jun-11	40 years
Winwood Town Center	Odessa, TX	—	2,850	28,257	1,361	2,850	29,618	32,468	(8,926)	2002	Jun-11	40 years
Crossroads Centre - Pasadena	Pasadena, TX	(7,930)	4,660	10,870	393	4,660	11,263	15,923	(3,503)	1997	Jun-11	40 years
Spencer Square	Pasadena, TX	(11,540)	5,360	19,369	815	5,360	20,184	25,544	(5,605)	1998	Jun-11	40 years
Pearland Plaza	Pearland, TX	—	3,020	8,431	1,339	3,020	9,770	12,790	(2,680)	1995	Jun-11	40 years
Market Plaza	Plano, TX	(9,484)	6,380	20,124	763	6,380	20,887	27,267	(6,106)	2002	Jun-11	40 years
Preston Park	Plano, TX	—	7,503	77,389	2,176	7,503	79,565	87,068	(10,923)	1985	Oct-13	40 years
Northshore Plaza	Portland, TX	—	3,510	8,060	611	3,510	8,671	12,181	(3,593)	2000	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Klein Square	Spring, TX	(4,207)	1,220	6,761	782	1,220	7,543	8,763	(1,700)	1999	Jun-11	40 years
Keegan's Meadow	Stafford, TX	—	3,300	9,693	1,220	3,300	10,913	14,213	(2,919)	1999	Jun-11	40 years
Texas City Bay	Texas City, TX	(7,840)	3,780	15,378	634	3,780	16,012	19,792	(3,899)	2005	Jun-11	40 years
Windvale Center	The Woodlands, TX	(5,613)	3,460	9,282	574	3,460	9,856	13,316	(2,293)	2002	Jun-11	40 years
The Centre at Navarro	Victoria, TX	(3,418)	1,490	6,389	300	1,490	6,689	8,179	(938)	2005	Jun-11	40 years
Spradlin Farm	Christiansburg, VA	—	3,860	22,367	1,872	3,860	24,239	28,099	(5,969)	2000	Jun-11	40 years
Culpeper Town Square	Culpeper, VA	—	3,200	9,083	1,005	3,200	10,088	13,288	(3,616)	1999	Jun-11	40 years
Hanover Square	Mechanicsville, VA	—	3,540	14,633	1,060	3,540	15,693	19,233	(3,073)	1991	Jun-11	40 years
Jefferson Green	Newport News, VA	—	1,430	7,385	1,095	1,430	8,480	9,910	(2,134)	1988	Jun-11	40 years
Tuckernuck Square	Richmond, VA	—	2,400	9,295	1,343	2,400	10,638	13,038	(1,993)	1981	Jun-11	40 years
Cave Spring Corners	Roanoke, VA	(9,503)	3,060	11,178	585	3,060	11,763	14,823	(3,788)	2005	Jun-11	40 years
Hunting Hills	Roanoke, VA	—	1,150	7,433	2,245	1,150	9,678	10,828	(2,196)	1989	Jun-11	40 years
Valley Commons	Salem , VA	(2,110)	220	1,067	123	220	1,190	1,410	(227)	1988	Jun-11	40 years
Lake Drive Plaza	Vinton, VA	(7,575)	2,330	12,481	673	2,330	13,154	15,484	(4,234)	2008	Jun-11	40 years
Hilltop Plaza	Virginia Beach, VA	—	5,154	21,428	2,348	5,154	23,776	28,930	(5,714)	2010	Jun-11	40 years
Ridgeview Centre	Wise, VA	(5,105)	2,080	8,044	1,782	2,080	9,826	11,906	(2,268)	1990	Jun-11	40 years
Rutland Plaza	Rutland, VT	—	2,130	20,904	454	2,130	21,358	23,488	(5,463)	1997	Jun-11	40 years
Fitchburg Ridge Shopping Center	Fitchburg, WI	—	1,440	3,669	122	1,440	3,791	5,231	(1,077)	2003	Jun-11	40 years
Spring Mall	Greenfield, WI	—	2,540	15,864	555	2,540	16,419	18,959	(3,502)	2003	Jun-11	40 years
Mequon Pavilions	Mequon, WI	—	7,520	28,449	4,776	7,520	33,225	40,745	(6,984)	1967	Jun-11	40 years
Moorland Square Shopping Ctr	New Berlin, WI	—	2,080	9,050	796	2,080	9,846	11,926	(2,974)	1990	Jun-11	40 years
Paradise Pavilion	West Bend, WI	(12,354)	1,510	15,589	764	1,510	16,353	17,863	(5,227)	2000	Jun-11	40 years
Moundsville Plaza	Moundsville, WV	—	1,650	10,208	1,054	1,650	11,262	12,912	(4,012)	2004	Jun-11	40 years
Grand Central Plaza	Parkersburg, WV	—	670	5,704	220	670	5,924	6,594	(1,375)	1986	Jun-11	40 years
Remaining portfolio	Various	—	1,906	—	568	1,906	568	2,474	(212)
		$(1,312,292)	$1,977,424	$8,080,659	$950,975	$2,006,655	$9,002,403	$11,009,058	$(2,167,054)
(1) Year constructed is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.

The aggregate cost for Federal income tax purposes was approximately $11.9 billion at December 31, 2016.

	Year Ending December 31,
	2016	2015	2014
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of period	$10,932,850	$10,802,249	$10,837,728
Acquisitions and improvements	236,590	252,242	215,934
Real estate held for sale	—	—	—
Impairment of real estate	(3,176)	—	—
Cost of property sold	(88,585)	(51,264)	(186,427)
Write-off of assets no longer in service	(68,621)	(70,377)	(64,986)
Balance at end of period	$11,009,058	$10,932,850	$10,802,249

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of period	$1,880,685	$1,549,234	$1,190,170
Depreciation expense	361,723	396,380	429,639
Property sold	(19,733)	(7,034)	(27,554)
Write-off of assets no longer in service	(55,621)	(57,895)	(43,021)
Balance at end of period	2,167,054	1,880,685	1,549,234