Form 10-Q
period 2017-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2017-05-01
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Brixmor Property Group Inc.				Brixmor Operating Partnership LP
Large accelerated filer	☑	Non-accelerated filer	☐	Large accelerated filer	☐	Non-accelerated filer	☑
Smaller reporting company	☐	Accelerated filer	☐	Smaller reporting company	☐	Accelerated filer	☐
Emerging growth company	☐			Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Brixmor Property Group Inc. ☐ Brixmor Operating Partnership LP ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Brixmor Property Group Inc. Yes ☐ No ☑ Brixmor Operating Partnership LP Yes ☐ No ☑

(APPLICABLE ONLY TO CORPORATE ISSUERS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of April 1, 2017, Brixmor Property Group Inc. had 304,893,187 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of March 31, 2017, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.

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

Stockholders’ equity, partners’ capital, and non-controlling interests are the primary areas of difference between the unaudited condensed consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent Company through BPG Sub and the General Partner and has in the past and may in the future include OP Units owned by third parties. As of March 31, 2017, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the OP Units in the Operating Partnership. OP Units owned by third parties, if any, are accounted for in partners’ capital in the Operating Partnership’s financial statements and outside of stockholders’ equity in non-controlling interests in the Parent Company’s financial statements.

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

The Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have material assets other than its indirect investment in the Operating Partnership. Therefore, while stockholders’ equity, partners’ capital and non-controlling interests may differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are materially the same on their respective financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2016, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional or local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics surrounding our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; (7) in the case of percentage rents, the sales volume of our tenants; and (8) litigation and governmental investigations discussed under the heading “Legal Matters” in Note 13 - Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2017	December 31, 2016
Assets
Real estate
Land	$2,015,450	$2,006,655
Buildings and improvements	9,080,827	9,002,403
	11,096,277	11,009,058
Accumulated depreciation and amortization	(2,226,018)	(2,167,054)
Real estate, net	8,870,259	8,842,004

Investments in and advances to unconsolidated joint ventures	7,963	7,921
Cash and cash equivalents	59,883	51,402
Restricted cash	44,499	51,467
Marketable securities	24,730	25,573
Receivables, net of allowance for doubtful accounts of $15,386 and $16,756	181,539	178,216
Deferred charges and prepaid expenses, net	127,532	122,787
Other assets	42,693	40,315
Total assets	$9,359,098	$9,319,685

Liabilities
Debt obligations, net	$5,924,834	$5,838,889
Accounts payable, accrued expenses and other liabilities	512,647	553,636
Total liabilities	6,437,481	6,392,525

Commitments and contingencies (Note 13)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 304,893,187 and 304,343,141 shares outstanding	3,049	3,043
Additional paid in capital	3,328,234	3,324,874
Accumulated other comprehensive income	24,139	21,519
Distributions in excess of net income	(434,453)	(426,552)
Total stockholders’ equity	2,920,969	2,922,884
Non-controlling interests	648	4,276
Total equity	2,921,617	2,927,160
Total liabilities and equity	$9,359,098	$9,319,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2017	2016
Revenues
Rental income	$249,621	$251,146
Expense reimbursements	73,190	69,712
Other revenues	2,995	2,246
Total revenues	325,806	323,104

Operating expenses
Operating costs	37,425	35,051
Real estate taxes	46,467	44,391
Depreciation and amortization	93,931	100,479
Provision for doubtful accounts	1,050	2,740
Impairment of real estate assets	5,686	—
General and administrative	20,957	20,724
Total operating expenses	205,516	203,385

Other income (expense)
Dividends and interest	73	73
Interest expense	(55,731)	(57,443)
Gain on sale of real estate assets	8,805	—
Loss on extinguishment of debt	(1,262)	—
Other	(707)	(907)
Total other expense	(48,822)	(58,277)

Income before equity in income of unconsolidated joint ventures	71,468	61,442
Equity in income of unconsolidated joint ventures	187	107

Net income	71,655	61,549

Net income attributable to non-controlling interests	(76)	(1,072)

Net income attributable to common stockholders	$71,579	$60,477
Per common share:
Net income attributable to common stockholders:
Basic	$0.23	$0.20
Diluted	$0.23	$0.20
Weighted average shares:
Basic	304,569	299,180
Diluted	304,795	299,379
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2017	2016
Net income	$71,655	$61,549
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps, net	2,619	(43)
Unrealized gain on marketable securities	1	104
Total other comprehensive income	2,620	61
Comprehensive income	74,275	61,610
Comprehensive income attributable to non-controlling interests	(76)	(1,072)
Comprehensive income attributable to common stockholders	$74,199	$60,538
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2016	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302
Common stock dividends ($0.245 per common share)	—	—	—	—	(72,977)	—	(72,977)
Distributions to non-controlling interests	—	—	—	—	—	(1,322)	(1,322)
Equity based compensation expense	—	—	(1,555)	—	—	(27)	(1,582)
Issuance of common stock and OP Units	77	1	(1,407)	—	—	1,616	210
Other comprehensive income	—	—	—	61	—	—	61
Shared-based awards retained for taxes	—	—	(1,165)	—	—	—	(1,165)
Net income	—	—	—	—	60,477	1,072	61,549
Ending balance, March 31, 2016	299,215	$2,992	$3,266,119	$(2,448)	$(413,445)	$51,858	$2,905,076

Beginning balance, January 1, 2017	304,343	$3,043	$3,324,874	$21,519	$(426,552)	$4,276	$2,927,160
Common stock dividends ($0.26 per common share)	—	—	—	—	(79,480)	—	(79,480)
Equity based compensation expense	—	—	2,123	—	—	3	2,126
Issuance of common stock and OP Units	147	6	—	—	—	(6)	—
Other comprehensive income	—	—	—	2,620	—	—	2,620
Conversion of Operating Partnership units into common stock	403	—	3,701	—	—	(3,701)	—
Shared-based awards retained for taxes	—	—	(2,464)	—	—	—	(2,464)
Net income	—	—	—	—	71,579	76	71,655
Ending balance, March 31, 2017	304,893	$3,049	$3,328,234	$24,139	$(434,453)	$648	$2,921,617
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$71,655	$61,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,931	100,479
Debt premium and discount amortization	(1,684)	(4,066)
Deferred financing cost amortization	1,800	1,937
Above- and below-market lease intangible amortization	(7,796)	(11,018)
Provisions for impairment	5,686	—
Gain on disposition of operating properties	(8,805)	—
Equity based compensation	2,126	(1,582)
Other	344	231
Loss on extinguishment of debt	1,262	—
Changes in operating assets and liabilities:
Receivables	(3,593)	10,589
Deferred charges and prepaid expenses	(12,321)	(5,310)
Other assets	(274)	84
Accounts payable, accrued expenses and other liabilities	(34,181)	(36,778)
Net cash provided by operating activities	108,150	116,115

Investing activities:
Improvements to and investments in real estate assets	(39,260)	(36,340)
Acquisitions of real estate assets	(104,811)	—
Proceeds from sales of real estate assets	34,091	—
Purchase of marketable securities	(7,502)	(6,893)
Proceeds from sale of marketable securities	8,335	6,810
Net cash used in investing activities	(109,147)	(36,423)

Financing activities:
Repayment of debt obligations and financing liabilities	(5,961)	(4,740)
Repayment of borrowings under unsecured revolving credit facility	(57,000)	—
Proceeds from borrowings under unsecured revolving credit facility	145,000	40,000
Repayment of unsecured term loans and notes	(390,000)	—
Proceeds from unsecured term loan and notes	393,436	—
Deferred financing costs	(908)	—
Distributions to common stockholders	(79,493)	(73,447)
Distributions to non-controlling interests	(101)	(1,297)
Repurchase of common shares in conjunction with equity award plans	(2,463)	(1,165)
Net cash provided by (used in) financing activities	2,510	(40,649)

Change in cash, cash equivalents and restricted cash	1,513	39,043
Cash, cash equivalents and restricted cash at beginning of period	102,869	110,990
Cash, cash equivalents and restricted cash at end of period	$104,382	$150,033

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$59,883	$105,822
Restricted cash	44,499	44,211
Cash, cash equivalents and restricted cash at end of period	$104,382	$150,033

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $946 and $587	$66,815	$68,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2017	December 31, 2016
Assets
Real estate
Land	$2,015,450	$2,006,655
Buildings and improvements	9,080,827	9,002,403
	11,096,277	11,009,058
Accumulated depreciation and amortization	(2,226,018)	(2,167,054)
Real estate, net	8,870,259	8,842,004

Investments in and advances to unconsolidated joint ventures	7,963	7,921
Cash and cash equivalents	59,851	51,368
Restricted cash	44,499	51,467
Marketable securities	24,516	25,356
Receivables, net of allowance for doubtful accounts of $15,386 and $16,756	181,539	178,216
Deferred charges and prepaid expenses, net	127,532	122,787
Other assets	42,693	40,315
Total assets	$9,358,852	$9,319,434

Liabilities
Debt obligations, net	$5,924,834	$5,838,889
Accounts payable, accrued expenses and other liabilities	512,647	553,636
Total liabilities	6,437,481	6,392,525

Commitments and contingencies (Note 13)

Capital
Partnership common units: 304,893,187 and 304,720,842 units outstanding	2,897,219	2,905,378
Accumulated other comprehensive income	24,152	21,531
Total capital	2,921,371	2,926,909
Total liabilities and capital	$9,358,852	$9,319,434
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit data)
	Three Months Ended March 31,
	2017	2016
Revenues
Rental income	$249,621	$251,146
Expense reimbursements	73,190	69,712
Other revenues	2,995	2,246
Total revenues	325,806	323,104

Operating expenses
Operating costs	37,425	35,051
Real estate taxes	46,467	44,391
Depreciation and amortization	93,931	100,479
Provision for doubtful accounts	1,050	2,740
Impairment of real estate assets	5,686	—
General and administrative	20,957	20,724
Total operating expenses	205,516	203,385

Other income (expense)
Dividends and interest	73	73
Interest expense	(55,731)	(57,443)
Gain on sale of real estate assets	8,805	—
Loss on extinguishment of debt	(1,262)	—
Other	(707)	(907)
Total other expense	(48,822)	(58,277)

Income before equity in income of unconsolidated joint ventures	71,468	61,442
Equity in income of unconsolidated joint ventures	187	107

Net income attributable to Brixmor Operating Partnership LP	$71,655	$61,549
Per common unit:
Net income attributable to partnership common units:
Basic	$0.23	$0.20
Diluted	$0.23	$0.20
Weighted average number of partnership common units:
Basic	304,888	304,483
Diluted	305,114	304,682
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2017	2016
Net income attributable to Brixmor Operating Partnership LP	$71,655	$61,549
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps, net	2,619	(43)
Unrealized gain on marketable securities	2	99
Total other comprehensive income	2,621	56
Comprehensive income attributable to Brixmor Operating Partnership LP	$74,276	$61,605
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2016	$2,922,565	$(2,495)	$2,920,070
Distributions to partners	(74,313)	—	(74,313)
Equity based compensation expense	(1,582)	—	(1,582)
Other comprehensive income	—	56	56
Issuance of OP Units	210	—	210
Share-based awards retained for taxes	(1,165)	—	(1,165)
Net income attributable to Brixmor Operating Partnership LP	61,549	—	61,549
Ending balance, March 31, 2016	$2,907,264	$(2,439)	$2,904,825

Beginning balance, January 1, 2017	$2,905,378	$21,531	$2,926,909
Distributions to partners	(79,476)	—	(79,476)
Equity based compensation expense	2,126	—	2,126
Other comprehensive income	—	2,621	2,621
Share-based awards retained for taxes	(2,464)	—	(2,464)
Net income attributable to Brixmor Operating Partnership LP	71,655	—	71,655
Ending balance, March 31, 2017	$2,897,219	$24,152	$2,921,371
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$71,655	$61,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,931	100,479
Debt premium and discount amortization	(1,684)	(4,066)
Deferred financing cost amortization	1,800	1,937
Above- and below-market lease intangible amortization	(7,796)	(11,018)
Provisions for impairment	5,686	—
Gain on disposition of operating properties	(8,805)	—
Equity based compensation	2,126	(1,582)
Other	344	231
Loss on extinguishment of debt	1,262	—
Changes in operating assets and liabilities:
Receivables	(3,593)	10,589
Deferred charges and prepaid expenses	(12,321)	(5,310)
Other assets	(274)	84
Accounts payable, accrued expenses and other liabilities	(34,181)	(36,780)
Net cash provided by operating activities	108,150	116,113

Investing activities:
Improvements to and investments in real estate assets	(39,260)	(36,340)
Acquisitions of real estate assets	(104,811)	—
Proceeds from sales of real estate assets	34,091	—
Purchase of marketable securities	(7,502)	(6,884)
Proceeds from sale of marketable securities	8,335	6,810
Net cash used in investing activities	(109,147)	(36,414)

Financing activities:
Repayment of debt obligations and financing liabilities	(5,961)	(4,740)
Repayment of borrowings under unsecured revolving credit facility	(57,000)	—
Proceeds from borrowings under unsecured revolving credit facility	145,000	40,000
Repayment of unsecured term loans and notes	(390,000)	—
Proceeds from unsecured term loan and notes	393,436	—
Deferred financing costs	(908)	—
Partner distributions	(82,054)	(75,930)
Net cash provided by (used in) financing activities	2,513	(40,670)

Change in cash, cash equivalents and restricted cash	1,516	39,029
Cash, cash equivalents and restricted cash at beginning of period	102,834	110,968
Cash, cash equivalents and restricted cash at end of period	$104,350	$149,997

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$59,851	$105,786
Restricted cash	44,499	44,211
Cash, cash equivalents and restricted cash at end of period	$104,350	$149,997

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $946 and $587	$66,815	$68,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates the second largest open air retail portfolio by gross leasable area ("GLA") in the United States, comprised primarily of community and neighborhood shopping centers. As of March 31, 2017, the Company's portfolio was comprised of 510 shopping centers totaling approximately 86 million square feet of gross leasable area (the “Portfolio”), including 509 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture. In addition, the Company has one land parcel currently under development. The Company’s high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2016 and accompanying notes included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2017.

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

Real Estate
Real estate assets are recognized in the Company's Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships) and assumed debt based on an evaluation of available information. Based on these estimates, the estimated fair value is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. If subsequent information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, the appropriate adjustments are made to the purchase price allocation on a prospective basis.

In allocating the fair value to identifiable intangible assets and liabilities of an acquired operating property, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease.

In determining the value of in-place leases and tenant relationships, management evaluates the specific characteristics of each lease and the Company’s overall relationship with each tenant. Factors considered include, but are not limited to: the nature of the existing relationship with a tenant, the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include: property operating costs, insurance, real estate taxes and estimates of lost rentals at market rates. Costs to execute similar leases include leasing commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. The values assigned to in-place leases and tenant relationships are amortized to Depreciation and amortization expense over the remaining term of each lease.

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

When a real estate asset is identified by management as held-for-sale, the Company discontinues depreciating the asset and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, a loss is recognized to reflect the estimated fair value. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.

On a periodic basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.

If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including trends and prospects and the effects of demand, competition, and other economic factors. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value.

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

BPG Sub also has elected to qualify as a REIT under the Code and is subject to the same tax requirements and tax treatment as the Parent Company. On April 3, 2017, BPG Sub’s status as a REIT terminated when BPG Sub became a disregarded subsidiary of the Parent Company for United States federal income tax purposes. The Parent Company and BPG Sub have taxable REIT subsidiaries, and the Parent Company may in the future elect to treat newly formed subsidiaries as taxable REIT subsidiaries which would be subject to income tax. Taxable REIT subsidiaries may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to United States federal and state income tax at regular corporate tax rates.

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying unaudited Condensed Consolidated Financial Statements. The Operating Partnership, however, may be subject to certain state and local income taxes or franchise taxes.

The Company has analyzed the tax position taken on income tax returns for the open 2013 through 2016 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2017 and December 31, 2016.

New Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805)." ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will result in many real estate transactions being classified as an asset acquisition and transaction costs being capitalized.  The standard is effective on January 1, 2018, with early adoption permitted. ASU 2017-01 was early adopted by the Company on January 1, 2017. As a result of adopting ASU 2017-01 the Company has begun capitalizing transaction costs associated with the acquisition of real estate assets. During the three months ended March 31, 2017, the Company capitalized $0.3 million of transaction costs. The Company evaluated ASU 2017-01 and determined it would not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230)." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard is effective on January 1, 2018, with early adoption permitted. ASU 2016-18 was early adopted by the Company on January 1, 2017. As a result of adopting ASU 2016-18 the Company now presents the unaudited Condensed Consolidated Statement of Cash Flows inclusive of restricted cash balances and also provides a reconciliation to the cash and cash equivalents and restricted cash amounts presented on the unaudited Condensed Consolidated Balance Sheets. The Company evaluated ASU 2016-18 and determined it would not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU 2016-15 provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees. The standard is effective on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its unaudited Condensed Consolidated Financial Statements of the Company.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)." ASU 2016-09 sets out amendments to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The new standard became effective for the Company on January 1, 2017. As a result of adopting ASU 2016-09 the Company has elected to account for share-based award forfeitures on an actual basis as opposed to the use of an estimated forfeiture rate. The Company evaluated ASU 2016-09 and determined it would not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on its unaudited Condensed Consolidated Financial Statements of the Company.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on its unaudited Condensed Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2017, the Company acquired the following for an aggregate purchase price, including transaction costs, of (dollars in thousands):

				Aggregate Purchase Price
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Total
Outparcel building adjacent to Annex of Arlington	Arlington Heights, IL	Feb-17	5,760	$1,006	$—	$1,006
Outparcel adjacent to Northeast Plaza	Atlanta, GA	Feb-17	N/A	1,537	—	1,537
Arborland Center	Ann Arbor, MI	Mar-17	403,536	102,268	—	102,268
			409,296	$104,811	$—	$104,811

The aggregate purchase price of the properties acquired during the three months ended March 31, 2017, has been allocated as follows:

Three Months Ended March 31, 2017
Assets
Land	$16,130
Buildings	72,543
Building and tenant improvements	8,352
Above market rents	2,381
In-place leases	8,259
Total assets	107,665

Liabilities
Accounts payable, accrued expenses and other liabilities (Below Market Leases)	2,854
Total liabilities	2,854
Net Assets Acquired	$104,811

In addition, during the three months ended March 31, 2016, the Company acquired two land parcels and one outparcel for an aggregate purchase price of $1.2 million. These amounts are included in Improvements to and investments in real estate assets on the Company’s unaudited Condensed Consolidated Statement of Cash Flows.

3.    Dispositions and Assets Held for Sale
During the three months ended March 31, 2017, the Company disposed of three shopping centers for net proceeds of $34.1 million resulting in a gain of $8.8 million. The Company had no properties held for sale as of March 31, 2017.

During the three months ended March 31, 2016, the Company did not dispose of any shopping centers. The Company had no properties held for sale as of December 31, 2016.

There were no discontinued operations for the three months ended March 31, 2017 and 2016 as none of the dispositions represented a strategic shift in the Company's business that would qualify as discontinued operations.

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2017	December 31, 2016
Land	$2,015,450	$2,006,655
Buildings and improvements:
Buildings and tenant improvements	8,246,023	8,165,672
Lease intangibles (1)	834,804	836,731
	11,096,277	11,009,058
Accumulated depreciation and amortization (2)	(2,226,018)	(2,167,054)
Total	$8,870,259	$8,842,004

(1)
At March 31, 2017 and December 31, 2016, Lease intangibles consisted of $754.9 million and $758.0 million, respectively, of in-place leases and $79.9 million and $78.7 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(2)	At March 31, 2017 and December 31, 2016, Accumulated depreciation and amortization included $632.4 million and $632.8 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, at March 31, 2017 and December 31, 2016, the Company had intangible liabilities relating to below-market leases of $485.0 million and $485.2 million, respectively, and accumulated accretion of $268.2 million and $261.7 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets.

Net above and below market lease intangible accretion income for the three months ended March 31, 2017 and 2016 was $7.8 million and $11.0 million, respectively. These amounts are included in Rental income in the Company's unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2017 and 2016 was $12.1 million and $18.1 million, respectively. These amounts are included in Depreciation and amortization in the Company's unaudited Condensed Consolidated Statements of Operations. The estimated net accretion (income) and amortization expense associated with the Company’s above and below market leases and in-place leases for the next five years are as follows:

Year ending December 31,	Above- and below-market lease accretion (income), net	In-place lease amortization expense
2017 (remaining nine months)	$(20,907)	$31,715
2018	(25,538)	34,451
2019	(21,488)	27,237
2020	(17,515)	20,280
2021	(14,508)	14,692

5.    Impairments
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value. The Company recognized the following impairments during the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Property Name	Location	Quarter Impaired	GLA	Impairment Charge
The Plaza at Salmon Run(1)	Watertown, NY	Q1 2017	68,761	$3,486
Smith's(1)	Socorro, NM	Q1 2017	48,000	2,200
			116,761	$5,686

(1)	The Company recognized impairment charges based upon a change in estimated holding periods for the properties.

The Company did not recognize any impairment charges during the three months ended March 31, 2016.

The Company can provide no assurance that material impairment charges with respect to its Portfolio will not occur in future periods. See Note 8 for additional information regarding the fair value of impairments taken on operating properties.

6.    Financial Instruments - Derivatives and Hedging
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements to manage interest rate risk that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three months ended March 31, 2017, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2016, the Company entered into nine forward starting interest rate swap agreements (the “Swaps”) with an effective date of November 1, 2016 and an aggregate notional value of $1.4 billion to partially hedge the variable cash flows associated with variable LIBOR based interest rates under the Company's $2.75 billion senior unsecured credit facility as amended July 25, 2016 (the, "Unsecured Credit Facility") and $600.0 million term loan as amended July 25, 2016 (the, "Term Loan"). The Swaps have expiration dates ranging from July 31, 2018 to July 30, 2021.

Detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2017 and December 31, 2016 is as follows:

	Number of Instruments		Notional Amount
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Interest Rate Swaps	9	9	$1,400,000	$1,400,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of March 31, 2017 and December 31, 2016, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2017	December 31, 2016
Gross derivative assets	$24,224	$21,605
Gross derivative liabilities	—	—
Net derivative assets	$24,224	$21,605

The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company's interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recognized in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

The effective portion of the Company's interest rate swaps that was recognized in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2017	2016
Unrealized gain (loss) on interest rate swaps	$2,157	$(1,529)
Amortization of interest rate swaps to interest expense	$462	$1,486

The Company estimates that $4.5 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2017 and 2016.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2017 and December 31, 2016, the Company did not have any non-designated hedges.

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

7.    Debt Obligations
As of March 31, 2017 and December 31, 2016, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2017	December 31, 2016	Stated Interest Rates(6)	Scheduled Maturity Date
Secured loans
Secured loans(1)(2)	$1,306,331	$1,312,292	4.40% - 7.89%	2017 – 2024
Net unamortized premium	23,200	25,189
Net unamortized debt issuance cost	(339)	(387)
Total secured loans, net	$1,329,192	$1,337,094

Notes payable
Unsecured notes(3)	$2,718,453	$2,318,453	3.25% - 7.97%	2022 - 2029
Net unamortized discount	(12,756)	(9,097)
Net unamortized debt issuance cost	(20,275)	(17,402)
Total notes payable, net	$2,685,422	$2,291,954

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$1,320,000	$1,622,000	2.14% - 2.16%	2018 – 2021
Unsecured Term Loan(5)	600,000	600,000	2.21%	2019
Net unamortized debt issuance cost	(9,780)	(12,159)
Total Unsecured Credit Facility and Term Loan	$1,910,220	$2,209,841

Total debt obligations, net	$5,924,834	$5,838,889

(1)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of March 31, 2017 of approximately $2.1 billion.

(2)	The weighted average interest rate on the Company’s fixed rate secured loans was 6.22% as of March 31, 2017.

(3)	The weighted average interest rate on the Company’s unsecured notes was 3.84% as of March 31, 2017.

(4)
The Unsecured Credit Facility consists of a $1.25 billion revolving credit facility, a $610.0 million term loan and a $500.0 million term loan. The Company has in place four interest rate swap agreements that convert the variable interest rate on $800.0 million of the Unsecured Credit Facility to a fixed, combined interest rate of 1.00% plus a spread of 1.35%.

(5)	The Company has in place five interest rate swap agreements that convert the variable interest rate on the Term Loan to a fixed, combined interest rate of 0.86% plus a spread of 1.40%.

(6)	The stated interest rates do not include the impact of any interest rate swap agreements.

2017 Debt Transactions
In March 2017, the Operating Partnership issued $400.0 million aggregate principal amount of 3.90% Senior Notes due 2027 (the “2027 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's Unsecured Credit Facility, and for general corporate purposes.  The 2027 Notes bear interest at a rate of 3.90% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2017. The 2027 Notes will mature on March 15, 2027. The 2027 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2027 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2027 Notes.  If the 2027 Notes are redeemed on or after December 15, 2026 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2027 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the three months ended March 31, 2017, the Company repaid $390.0 million of a $1.0 billion unsecured term loan under the Company's Unsecured Credit Facility, resulting in a $1.3 million loss on extinguishment of debt. This repayment was funded primarily from proceeds from the issuance of the 2027 Notes.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2017.

Debt Maturities
As of March 31, 2017 and December 31, 2016, the Company had accrued interest of $22.9 million and $34.1 million outstanding, respectively. As of March 31, 2017, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2017 (remaining nine months)	$306,927
2018	629,476
2019	620,126
2020(1)	976,577
2021	686,225
Thereafter	2,725,453
Total debt maturities	5,944,784
Net unamortized premiums and discounts	10,444
Net unamortized debt issuance costs	(30,394)
Total debt obligations, net	$5,924,834

(1)	Includes the maturity of the Company's $1.25 billion revolving credit facility which had a balance of $210.0 million as of March 31, 2017.

8.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2017		December 31, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$1,329,192	$1,401,854	$1,337,094	$1,410,698
Notes payable	2,685,422	2,708,687	2,291,954	2,302,048
Unsecured Credit Facility and Term Loan	1,910,220	1,921,457	2,209,841	2,223,807
Total debt obligations, net	$5,924,834	$6,031,998	$5,838,889	$5,936,553

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

The Company’s marketable securities and interest rate derivatives are measured and recognized at fair value on a recurring basis. The fair value of marketable securities are based primarily on publicly traded market values in active markets and are classified within level 1 or 2 of the fair value hierarchy. See Note 6 for fair value information regarding the Company's interest rate derivatives.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2017
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$24,730	$1,326	$23,404	$—
Interest rate derivatives	$24,224	$—	$24,224	$—

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$25,573	$5,679	$19,894	$—
Interest rate derivatives	$21,605	$—	$21,605	$—

(1)	As of March 31, 2017 and December 31, 2016 marketable securities included less than $0.1 million of net unrealized losses.

On a non-recurring basis, the Company evaluates the carrying value of its properties when events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value is determined by purchase price offers, market comparable data, third party appraisals or by discounted cash flow analysis using the income approach. These cash flows are comprised of unobservable inputs which include forecasted rental revenue and expenses based upon market conditions and future expectations. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuation of these properties is classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis. The table includes information related to properties remeasured to fair value as a result of impairment testing:

	Fair Value Measurements as of March 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Properties(1)(2)	$9,690	$—	$—	$9,690

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Properties(3)	$285	$—	$—	$285

(1)
During the three months ended March 31, 2017, the Company recognized $5.7 million of impairment based upon a discounted cash flow analysis. The discounted cash flow analysis included all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and future expectations. The capitalization rates (ranging from 7.0% to 8.5%) and discount rates (ranging from 7.9% to 9.5%) which were utilized in the analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

(2)
The carrying value of properties remeasured to fair value during the three months ended March 31, 2017 include: (i) $7.8 million related to The Plaza at Salmon Run and (ii) $1.9 million related to Smith's.

(3)
The carrying value of properties remeasured to fair value during the year ended December 31, 2016 include: (i) $0.1 million related to a parcel at Country Hills Shopping Center and (ii) $0.2 million related to Milford Center.

9. Equity and Capital
ATM
In 2015, the Parent Company entered into an at-the-market equity offering program (“ATM”) through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. No shares have been issued under the ATM and as result $400.0 million of common stock remained available for issuance under the ATM as of March 31, 2017.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company's equity-based compensation plan, the Company withholds shares to satisfy statutory minimum tax withholding obligations. During the three months ended March 31, 2017 and 2016, the Company withheld 0.1 million shares and less than 0.1 million shares, respectively.

Dividends and Distributions
During the three months ended March 31, 2017 and 2016, the Company declared common stock dividends and OP unit distributions of $0.260 per share/unit and $0.245 per share/unit, respectively. As of March 31, 2017 and December 31, 2016, the Company had declared but unpaid common stock dividends and OP unit distributions of $80.5 million and $80.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
During the three months ended March 31, 2017, the Company exchanged 0.4 million shares of the Company's common stock for an equal number of outstanding OP Units held by certain members of the Parent Company's current and former management. As of March 31, 2017, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100.0% of the outstanding OP Units.

10. Stock Based Compensation
During the year ended December 31, 2013, the Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and RSUs, OP Units, performance awards and other stock-based awards.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, with each tranche subject to separate performance-based, market-based and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to service-based vesting conditions. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.5 million and 0.8 million for the three months ended March 31, 2017 and year ended December 31, 2016, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted under the Plan, fair value is based on the Company grant date stock price. For the market-based RSUs granted during the three months ended March 31, 2017 and year ended December 31, 2016, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period, the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 22.0% to 23.0% and 23.5% to 26.5%, respectively; (ii) a weighted average risk-free interest rate of 1.20% to 1.39% and 1.0%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 4.0% and 3.8%, respectively.

During the three months ended March 31, 2017, the Company recognized $2.1 million of equity compensation expense. During the three months ended March 31, 2016, the Company recognized ($1.6) million of equity compensation expense which includes the reversal of $2.6 million of previously recognized expense as a result of forfeitures associated with the separation of several Company executives. These amounts are included in General and administrative expense in the Company's unaudited Condensed Consolidated Statements of Operations. As of March 31, 2017, the Company had $19.3 million of total unrecognized compensation expense related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.4 years.

11.     Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. Certain restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have rights to receive non-forfeitable dividends. Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common stockholders.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Computation of Basic Earnings Per Share:
Net income	$71,655	$61,549
Income attributable to non-controlling interests	(76)	(1,072)
Non-forfeitable dividends on unvested restricted shares	(10)	(15)
Net income attributable to the Company’s common stockholders for basic earnings per share	$71,569	$60,462

Weighted average number shares outstanding - basic	304,569	299,180

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.23	$0.20

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$71,569	$60,462

Weighted average shares outstanding - basic	304,569	299,180
Effect of dilutive securities:
Equity awards	226	199
Weighted average shares outstanding - diluted	304,795	299,379

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.23	$0.20

12.     Earnings per Unit
Basic earnings per unit is calculated by dividing net income attributable to the Operating Partnership’s common units, including any participating securities, by the weighted average number of partnership common units outstanding for the period. Certain restricted units issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have rights to receive non-forfeitable dividends. Fully-diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into shares of common units. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Operating Partnership's common units.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$71,655	$61,549
Non-forfeitable dividends on unvested restricted shares	(10)	(15)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$71,645	$61,534

Weighted average number of common units outstanding - basic	304,888	304,483

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income	$0.23	$0.20

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$71,645	$61,534

Weighted average common units outstanding - basic	304,888	304,483
Effect of dilutive securities:
Equity awards	226	199
Weighted average common units outstanding - diluted	305,114	304,682

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income	$0.23	$0.20

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

As a result of the Audit Committee review and the conclusions reached by the Board of Directors, the Company’s Chief Executive Officer, its President and Chief Financial Officer, its Chief Accounting Officer and Treasurer, and an accounting employee all resigned. Following these resignations the Company appointed a new Interim Chief Executive Officer and President, Interim Chief Financial Officer and Interim Chief Accounting Officer. A new Chief Executive Officer and Chief Financial Officer were appointed effective May 20, 2016. A new Chief Accounting Officer was appointed effective March 8, 2017.

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

On March 31, 2016, the Company and the former officers referenced above were named as defendants in a putative securities class action complaint filed in the United States District Court for the Southern District of New York (the “Court”).  The complaint, captioned Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds v. Brixmor Property Group Inc., et al. (Case No. 16-CV-02400 (AT)), asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on the facts described in the Company’s February 8, 2016 press release and Form 8-K.  An amended complaint was filed on February 16, 2017.  The Company believes it has valid defenses in this action and intends to vigorously defend itself.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers that it operates and enters into office leases for administrative space. During both the three months ended March 31, 2017 and 2016, the Company recognized rent expense associated with these leases of $1.9 million. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2017 (remaining nine months)	$5,540
2018	6,919
2019	6,755
2020	6,761
2021	6,942
Thereafter	77,972
Total minimum annual rental commitments	$110,889

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

As of March 31, 2017 and December 31, 2016, there were no material receivables from or payables to related parties.

15.    Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2017 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2017 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein to refer to each of BPG and the Operating Partnership, collectively. We believe we own and operate the second largest open air retail portfolio by gross leasable area ("GLA") in the United States, comprised primarily of community and neighborhood shopping centers. As of March 31, 2017, we owned interests in 510 shopping centers (the “Portfolio”) with approximately 86 million square feet of GLA, including 509 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture. In addition, we have one land parcel currently under development. Our high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements for our taxable year ended December 31, 2016 and expects to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to BPG’s stockholders through consistent, sustainable growth in cash flow. We seek to achieve this through proactive management, accretive reinvestment in our existing Portfolio of high quality open air shopping centers, and disciplined capital recycling activity focused on maximizing value at the asset level and achieving critical mass in attractive retail submarkets. Our key strategies to achieve growth in cash flow include capitalizing on below-market expiring leases, achieving occupancy increases, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth.

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

•
Fully-Integrated Operating Platform - We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, San Diego and Philadelphia, as well as 11 leasing and property management satellite offices throughout the country. We believe that this strategy enables us to obtain critical market intelligence and to benefit from the regional and local expertise of our workforce.

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

The amount of rental income and expense reimbursements we receive is primarily dependent on our ability to maintain or increase rental rates and on our ability to renew expiring leases and/or lease available space. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics surrounding our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rents and expense reimbursements; and (7) in the case of percentage rents, the sales volume of our tenants.

Our operating costs represent property-related costs, such as repairs and maintenance, landscaping, snow removal, utilities, property insurance costs, security, ground rent expense related to properties for which we are the lessee and various other property related costs. Increases in our operating costs, to the extent they are not offset by revenue increases, may impact our overall performance. For a further discussion of these and other factors that could impact our future results and performance, see Item 1A “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Portfolio and Financial Highlights

	Three Months Ended March 31,
	2017	2016
Occupancy
Billed	90.4%	90.4%
Leased	92.5%	92.4%
Executed leases
New leases
Leases executed	152	169
GLA executed	0.8 million	0.9 million
Renewal leases
Leases executed	211	233
GLA executed	1.1 million	0.9 million
Option leases
Leases executed	73	95
GLA executed	0.8 million	1.8 million
Total
Leases executed	436	497
GLA executed	2.7 million	3.6 million
New and renewal lease statistics
New leases
Average ABR per square foot	$14.48	$14.89
Average ABR per square foot increase (1)	36.7%	34.9%
Average tenant improvements per square foot	$23.78	$21.46
Average leasing commissions per square foot	$3.61	$2.58
New and renewal leases
Average ABR per square foot	$15.14	$15.80
Average ABR per square foot increase (1)	16.4%	16.3%
Average tenant improvements per square foot	$11.68	$10.52
Average leasing commissions per square foot	$1.64	$1.31

Acquisition Activity

•	During the three months ended March 31, 2017, we acquired one shopping center and two outparcels for an aggregate purchase price of $104.8 million.

Disposition Activity

•	During the three months ended March 31, 2017, we disposed of three shopping centers for net proceeds of $34.1 million resulting in a gain of $8.8 million.

Results of Operations
The results of operations discussion is combined for the Parent Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Revenues (in thousands)

	Three Months Ended March 31,
	2017	2016	$ Change
Revenues
Rental income	$249,621	$251,146	$(1,525)
Expense reimbursements	73,190	69,712	3,478
Other revenues	2,995	2,246	749
Total revenues	$325,806	$323,104	$2,702

Rental income
The decrease in rental income for the three months ended March 31, 2017, of $1.5 million, as compared to the corresponding period in 2016, was primarily due to (i) a $4.9 million decrease in lease settlement income; and (ii) a $3.2 million decrease in above and below market lease accretion; partially offset by (iii) a $4.5 million increase in base rent; and (iv) a $2.4 million increase in straight-line rent. The base rent increase was driven primarily by contractual rent increases as well as positive rent spreads of 13.4% during the three months ended March 31, 2017 and 12.0% in 2016 for new and renewal leases and option exercises.

Expense reimbursements
The increase in expense reimbursements for the three months ended March 31, 2017 of $3.5 million, as compared to the corresponding period in 2016, was primarily due to an increase in reimbursable real estate tax expenses and operating expenses.

Other revenues
The increase in other revenues for the three months ended March 31, 2017 of $0.7 million, as compared to the corresponding period in 2016, was primarily due to an increase of $1.0 million in percentage rents, partially offset by a decrease of $0.2 million in property management fees.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2017	2016	$ Change
Operating expenses
Operating costs	$37,425	$35,051	$2,374
Real estate taxes	46,467	44,391	2,076
Depreciation and amortization	93,931	100,479	(6,548)
Provision for doubtful accounts	1,050	2,740	(1,690)
Impairment of real estate assets	5,686	—	5,686
General and administrative	20,957	20,724	233
Total operating expenses	$205,516	$203,385	$2,131

Operating costs
The increase in operating costs for the three months ended March 31, 2017 of $2.4 million, as compared to the corresponding period in 2016, was primarily due to an increase in repair and maintenance costs.

Real estate taxes
The increase in real estate taxes for the three months ended March 31, 2017 of $2.1 million, as compared to the corresponding period in 2016, was primarily due to increased tax assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended March 31, 2017 of $6.5 million, as compared to the corresponding period in 2016, was primarily due to the continued decrease in acquired in-place lease intangibles with remaining net book value.

Provision for doubtful accounts
The decrease in the provision for doubtful accounts for the three months ended March 31, 2017 of $1.7 million, as compared to the corresponding period in 2016, was primarily due to increased recoveries of previously written-off receivables.

Impairment of real estate assets
During the three months ended March 31, 2017, we recognized an aggregate impairment of $5.7 million on two operating properties. The two properties have a carrying value of $9.7 million as of March 31, 2017.

General and administrative
The increase in general and administrative costs for the three months ended March 31, 2017 of $0.2 million, as compared to the corresponding period in 2016, was primarily due to an increase in equity based compensation as a result of a 2016 equity based compensation benefit associated with the forfeiture of equity awards in connection with the resignation of several Company executives, partially offset by a decrease in legal, audit and consulting fees associated with the 2016 Audit Committee Review.

During the three months ended March 31, 2017 and 2016, construction compensation costs of $2.1 million and $1.6 million, respectively, were capitalized to building and improvements and leasing compensation costs of $3.6 million and $4.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2017	2016	$ Change
Other income (expense)
Dividends and interest	$73	$73	$—
Interest expense	(55,731)	(57,443)	1,712
Gain on sale of real estate assets	8,805	—	8,805
Loss on extinguishment of debt	(1,262)	—	(1,262)
Other	(707)	(907)	200
Total other income (expense)	$(48,822)	$(58,277)	$9,455

Dividends and interest
Dividend and interest remained generally consistent for the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Interest expense
The decrease in interest expense for the three months ended March 31, 2017 of $1.7 million, as compared to the corresponding period in 2016, was primarily due to the 2017 and 2016 secured loan and unsecured term loan repayments totaling $1.3 billion with a weighted-average interest rate of 4.57%, partially offset by the issuance of $1.5 billion of senior unsecured notes with a weighted average interest rate of 3.77%. The balance on the Company’s Revolving Facility (as defined below) decreased by $206.0 million during 2016 and 2017 from a balance of $416.0 million on January 1, 2016 to $210.0 million at March 31, 2017.

Gain on the sale of real estate assets
During the three months ended March 31, 2017, we disposed of three shopping centers for net proceeds of $34.1 million resulting in a gain of $8.8 million.

Loss on extinguishment of debt
During the three months ended March 31, 2017, $390.0 million of a $1.0 billion unsecured term loan under our $2.75 billion senior unsecured credit facility (the "Unsecured Credit Facility") was repaid, resulting in a $1.3 million loss on extinguishment of debt.

Other
Other expense, net remained generally consistent for the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Three Months Ended March 31,
	2017	2016	$ Change
Equity in income of unconsolidated joint ventures	$187	$107	$80

Equity in income of unconsolidated joint ventures
The increase in equity in income of unconsolidated joint ventures for the three months ended March 31, 2017 of $0.1 million, as compared to the corresponding period in 2016, was primarily due to lower interest expense as a result of the 2016 payoff of a secured loan on our joint venture property.

Liquidity and Capital Resources
We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant improvements, stockholder distributions to maintain BPG's qualification as a REIT and other capital obligations associated with conducting our business.

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	dispositions;

•	available borrowings under our existing Unsecured Credit Facility;

•	issuance of long-term debt; and

•	issuance of equity securities.
Uses

•	recurring maintenance capital expenditures;

•	leasing related capital expenditures;

•	anchor space repositioning, redevelopment and development projects;

•	debt maturities and repayment requirements;

•	dividend/distribution payments; and

•	acquisitions.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have a $1.25 billion revolving credit facility (the "Revolving Facility"), under which we had $1.04 billion of undrawn capacity as of March 31, 2017. In addition, we believe we have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity and common equity, including through our at-the-market equity offering program. We currently have investment grade credit ratings from all three major credit rating agencies. We intend to continue to enhance our financial and operating flexibility through laddering and extending the duration of our debt, and further expanding our unencumbered asset base.

In March 2017, the Operating Partnership issued $400.0 million aggregate principal amount of 3.90% Senior Notes due 2027 (the “2027 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Unsecured Credit Facility and for general corporate purposes.  The 2027 Notes bear interest at a rate of 3.90% per annum, payable semi-annually on September 15 and March 15 of each year, commencing September 15, 2017. The 2027 Notes will mature on March 15, 2027.

During the three months ended March 31, 2017, the Company repaid $390.0 million of a $1.0 billion unsecured term loan under our Unsecured Credit Facility, resulting in a $1.3 million loss on extinguishment of debt. This repayment was funded primarily from proceeds from the issuance of the 2027 Notes.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital and operating fundamentals.  We generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for reinvestment in our Portfolio, debt reduction, acquisitions of new properties, other investments as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the three months ended March 31, 2017 and 2016 were $79.4 million and $74.7 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.26 per common share in January 2017 for the first quarter of 2017. The dividend was paid on April 17, 2017 to shareholders of record on April 5, 2017. Our Board of Directors declared a quarterly cash dividend of $0.26 per common share in April 2017 for the second quarter of 2017. The dividend is payable on July 17, 2017 to shareholders of record on July 6, 2017.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2017	2016
Cash flows provided by operating activities	$108,150	$116,115
Cash flows used in investing activities	$(109,147)	$(36,423)
Cash flows provided by (used in) financing activities	$2,510	$(40,649)

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2016	2015
Cash flows provided by operating activities	$108,150	$116,113
Cash flows used in investing activities	$(109,147)	$(36,414)
Cash flows provided by (used in) financing activities	$2,513	$(40,670)

Cash, cash equivalents and restricted cash for BPG and the Operating Partnership were $104.4 million and $150.0 million as of March 31, 2017 and 2016, respectively.

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses and interest expense.

During the three months ended March 31, 2017, the Company’s net cash flow provided by operating activities decreased $8.0 million as compared to the corresponding period in 2016. The decrease is primarily due to (i) a decrease in working capital; and (ii) a decrease in lease settlement income; partially offset by (iii) an increase in net operating income; (iv) a decrease in interest expense; and (v) a decrease in cash outflows for general and administrative expense due to 2016 expenses associated with the Audit Committee review and 2016 expenses associated with the transition of certain key executives.

Investing Activities
Net cash flow used in investing activities is impacted by the nature, timing and extent of improvements and investments in our shopping centers, including capital expenditures associated with leasing and redevelopment efforts, and our acquisition and disposition programs. Capital used to fund these activities can vary significantly from period to period based on the volume and timing of these activities.

During the three months ended March 31, 2017, the Company’s net cash flow used in investing activities increased $72.7 million as compared to the corresponding period in 2016. The increase was primarily due to an increase of $104.8 million in acquisitions of real estate assets, partially offset by an increase of $34.1 million in proceeds from sales of real estate assets.

Improvements to and investments in real estate assets
During the three months ended March 31, 2017 and 2016, the Company expended $39.3 million and $36.3 million, respectively, on improvements to and investments in real estate assets, which included recurring and leasing-related capital expenditures, as well as costs related to anchor space repositioning, redevelopment, outparcel development and new development projects.

Recurring capital expenditures represent costs to fund major replacements and betterments to our properties, including new roofs and paving of parking lots. Recurring capital expenditures per square foot for the three months ended March 31, 2017 and 2016, were $0.03 and $0.01, respectively.

Leasing related capital expenditures represent tenant specific costs incurred to lease space including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-creating anchor space repositioning, redevelopment and development opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing our overall merchandise mix and tenant quality.

As of March 31, 2017, our anchor space repositioning, redevelopment and development projects are as follows (dollars in thousands):

	As of March 31, 2017
	Total Projects	Anticipated Cost	Cost Incurred
Anchor space repositioning	17	$33,100	$12,022
Redevelopment	11	142,100	62,618
Outparcel development	7	9,600	3,915
New development	1	32,600	7,975
Total	36	$217,400	$86,530

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for available properties and may acquire shopping centers when we believe strategic opportunities exist, particularly where we can enhance our concentration in attractive retail submarkets and the long-term growth rate of our asset base. During the three months ended March 31, 2017, we acquired one shopping center and two outparcels for an aggregate purchase price of $104.8 million.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our Portfolio. During the three months ended March 31, 2017, we disposed of three shopping centers for aggregate net proceeds of $34.1 million.

Financing Activities
Net cash flow provided by financing activities is impacted by the nature, timing and extent of issuances of debt and equity securities, as well as principal and other payments associated with our outstanding indebtedness.

During the three months ended March 31, 2017, the Company’s net cash provided by financing activities increased $43.2 million as compared to the corresponding period in 2016. The increase was primarily due to a $50.2 million increase in debt borrowings, net of repayments, partially offset by a net increase of $6.1 million in distributions to common stock holders, partners and non-controlling interests.

Contractual Obligations
Our contractual obligations relate to our debt, including secured loans, unsecured notes payable and unsecured credit facilities with maturities ranging from one year to 13 years, in addition to non-cancelable operating leases pertaining to shopping centers where we are the lessee and to our corporate offices.

The following table summarizes our debt maturities (excluding extension options and fair market debt adjustments), interest payment obligations and obligations under non-cancelable operating leases as of March 31, 2017.

Contractual Obligations	Payment due by period
(in thousands)	2017 (Remaining nine months)	2018	2019	2020	2021	Thereafter	Total
Debt (1)	$306,927	$629,476	$620,126	$976,577	$686,225	$2,725,453	$5,944,784
Interest payments (2)	154,727	204,214	184,625	165,729	112,604	352,420	1,174,319
Operating leases	5,540	6,919	6,755	6,761	6,942	77,972	110,889
Total	$467,194	$840,609	$811,506	$1,149,067	$805,771	$3,155,845	$7,229,992

(1)	Debt includes scheduled principal amortization and scheduled maturities for secured loans, unsecured notes payable and unsecured credit facilities.

(2)
As of March 31, 2017, we incur variable rate interest on a (i) $610.0 million term loan and a $500.0 million term loan under our Unsecured Credit Facility; (ii) $210.0 million outstanding balance under the Revolving Facility; and (iii) $600.0 million term loan under our Term Loan. Interest payments for these amounts are presented at rates as of March 31, 2017. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures.” in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Funds From Operations
NAREIT FFO is a supplemental non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties, and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties, (iv) impairment of operating properties and real estate equity investments, and (v) after adjustments for joint ventures calculated to reflect funds from operations on the same basis.

We present NAREIT FFO as we consider it an important supplemental measure of our operating and financial performance. We believe NAREIT FFO assists investors in analyzing our comparative operating and financial performance because, by excluding gains and losses related to dispositions of previously depreciated operating properties, real estate-related depreciation and amortization of continuing operations, impairment of operating properties and real estate equity investments, and after adjustments for joint ventures calculated to reflect FFO on the same basis, investors can compare the operating performance of a company’s real estate between periods.

NAREIT FFO should not be considered as an alternative to, or more meaningful than, net income (determined in accordance with GAAP) or other GAAP financial measures, as an indicator of financial performance and is not an alternative to, or more meaningful than, cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity.

Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations and, accordingly, should always be considered as supplemental financial results to those presented in accordance with GAAP.

Computation of NAREIT FFO may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to similarly titled measures presented by such other REITs. Investors are cautioned that items excluded from NAREIT FFO are relevant to understanding and addressing financial performance.

Our reconciliation of Brixmor Property Group Inc.’s net income to NAREIT FFO for the three months ended March 31, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$71,655	$61,549
Gain on disposition of operating properties	(8,805)	—
Depreciation and amortization-real estate related-continuing operations	93,002	99,685
Depreciation and amortization-real estate related-unconsolidated joint ventures	17	25
Impairment of operating properties	5,686	—
NAREIT FFO	161,555	161,259
NAREIT FFO per share/OP Unit - diluted	$0.53	$0.53
Weighted average shares/OP Units outstanding - basic and diluted (1)	305,114	304,682

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

Same Property Net Operating Income
Same Property Net Operating Income ("NOI") is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods excluding properties under development), as total property revenues (base rent, ancillary and other, expense reimbursements, and percentage rents) less direct property operating expenses (operating costs, real estate taxes and provision for doubtful accounts). Same Property NOI includes the Company’s unconsolidated joint venture at pro rata share. Same property NOI excludes corporate level income (including management, transaction, and other fees), lease termination fees, straight-line rental income, amortization of above- and below-market rent and tenant inducements, straight-line ground rent expense, and income / expense associated with the captive insurance company.

Same Property NOI eliminates disparities in NOI due to the acquisition, disposition or stabilization of development properties during the period presented, and therefore provides a more consistent metric for comparing operating performance. Management uses same property NOI to review operating results for comparative purposes with respect to previous periods or forecasts, and also to evaluate future prospects.

Same Property NOI should not be considered an alternative to or more meaningful than net income (determined in accordance with GAAP) or other GAAP financial measures as an indicator of financial performance and is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity.

Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations and, accordingly, should always be considered as supplemental financial results to those presented in accordance with GAAP. Computation of Same Property NOI may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to similarly titled measures presented by such other REITs. Investors are cautioned that items excluded from Same Property NOI are relevant to understanding and addressing financial performance.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	Change

Number of properties	508	508	—
Percent billed	90.4%	90.3%	0.1%
Percent leased	92.5%	92.3%	0.2%

Revenues
Base rent	$231,011	$225,587	$5,424
Ancillary and other	3,629	3,756	(127)
Expense reimbursements	72,649	69,056	3,593
Percentage rents	2,914	1,946	968
	310,203	300,345	9,858
Operating expenses
Operating costs	(37,245)	(34,754)	(2,491)
Real estate taxes	(46,028)	(44,010)	(2,018)
Provision for doubtful accounts	(1,029)	(2,692)	1,663
	(84,302)	(81,456)	(2,846)
Same property NOI	$225,901	$218,889	$7,012

NOI margin	72.8%	72.9%
Expense recovery ratio	87.2%	87.7%

The following table provides a reconciliation of Net income attributable to common stockholders to Same Property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to common stockholders	$71,579	$60,477
Adjustments:
Non-same property NOI	(1,763)	(2,656)
Lease termination fees	(666)	(5,597)
Straight-line rental income	(5,250)	(2,860)
Amortization of above- and below-market rent and tenant inducements, net	(7,454)	(10,804)
Fee income	(81)	(295)
Straight-line ground rent (expense) income	41	(4)
Depreciation and amortization	93,931	100,479
Impairment of real estate assets	5,686	—
General and administrative	20,957	20,724
Total other expense	48,822	58,277
Pro rata share of same property NOI of unconsolidated joint venture	210	183
Equity in income of unconsolidated joint venture	(187)	(107)
Net income attributable to non-controlling interests	76	1,072
Same property NOI(1)	$225,901	$218,889

(1)	Includes unconsolidated joint venture, Montecito Marketplace, at pro rata share.

Inflation
Over the last several years, inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including requirements for tenants to pay their proportional share of property operating expenses, insurance and real estate taxes, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. This belief is based upon an analysis of relevant market conditions. In addition, with respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and have, and may in the future, enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 13 - Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Bylaws of Brixmor Property Group Inc.	8-K	001-36160	3/8/2017	3.1
4.1	Fifth Supplemental Indenture, dated March 8, 2017, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	3/8/2017	4.2
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: May 1, 2017	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 1, 2017	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2017	By:	/s/Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: May 1, 2017	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 1, 2017	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2017	By:	/s/Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)