Form 10-Q
period 2017-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2017-07-31
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 1, 2017, Brixmor Property Group Inc. had 304,935,735 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of June 30, 2017, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2016, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional or local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics surrounding our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rent and expense reimbursements; (7) in the case of percentage rent, the sales volume of our tenants; and (8) litigation and governmental investigations discussed under the heading “Legal Matters” in Note 13 - Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2017	December 31, 2016
Assets
Real estate
Land	$2,005,648	$2,006,655
Buildings and improvements	9,009,456	9,002,403
	11,015,104	11,009,058
Accumulated depreciation and amortization	(2,280,581)	(2,167,054)
Real estate, net	8,734,523	8,842,004

Investments in and advances to unconsolidated joint venture	7,972	7,921
Cash and cash equivalents	54,479	51,402
Restricted cash	68,165	51,467
Marketable securities	24,775	25,573
Receivables, net of allowance for doubtful accounts of $15,252 and $16,756	219,241	178,216
Deferred charges and prepaid expenses, net	131,175	122,787
Other assets	56,744	40,315
Total assets	$9,297,074	$9,319,685

Liabilities
Debt obligations, net	$5,819,948	$5,838,889
Accounts payable, accrued expenses and other liabilities	561,378	553,636
Total liabilities	6,381,326	6,392,525

Commitments and contingencies (Note 13)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 304,935,735 and 304,343,141 shares outstanding	3,049	3,043
Additional paid in capital	3,330,885	3,324,874
Accumulated other comprehensive income	21,027	21,519
Distributions in excess of net income	(439,213)	(426,552)
Total stockholders’ equity	2,915,748	2,922,884
Non-controlling interests	—	4,276
Total equity	2,915,748	2,927,160
Total liabilities and equity	$9,297,074	$9,319,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$253,777	$245,575	$503,398	$496,721
Expense reimbursements	67,039	61,763	140,229	131,475
Other revenues	2,002	2,719	4,997	4,965
Total revenues	322,818	310,057	648,624	633,161

Operating expenses
Operating costs	33,025	31,415	70,450	66,466
Real estate taxes	44,064	38,683	90,531	83,074
Depreciation and amortization	96,870	95,818	190,801	196,297
Provision for doubtful accounts	1,757	1,621	2,807	4,361
Impairment of real estate assets	10,632	—	16,318	—
General and administrative	23,248	27,198	44,205	47,922
Total operating expenses	209,596	194,735	415,112	398,120

Other income (expense)
Dividends and interest	85	319	158	392
Interest expense	(57,443)	(56,184)	(113,174)	(113,627)
Gain on sale of real estate assets	20,173	7,782	28,978	7,782
Gain (loss) on extinguishment of debt, net	(78)	93	(1,340)	93
Other	(684)	(1,981)	(1,391)	(2,888)
Total other expense	(37,947)	(49,971)	(86,769)	(108,248)

Income before equity in income of unconsolidated joint venture	75,275	65,351	146,743	126,793
Equity in income of unconsolidated joint venture	163	119	350	226

Net income	75,438	65,470	147,093	127,019

Net income attributable to non-controlling interests	—	(1,014)	(76)	(2,086)

Net income attributable to Brixmor Property Group Inc.	75,438	64,456	147,017	124,933
Preferred stock dividends	(39)	—	(39)	—
Net income attributable to common stockholders	$75,399	$64,456	$146,978	$124,933
Per common share:
Net income attributable to common stockholders:
Basic	$0.25	$0.21	$0.48	$0.42
Diluted	$0.25	$0.21	$0.48	$0.42
Weighted average shares:
Basic	304,914	299,872	304,743	299,526
Diluted	305,115	300,204	305,125	304,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$75,438	$65,470	147,093	127,019
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps, net	(3,091)	1,135	(472)	1,092
Unrealized gain (loss) on marketable securities	(21)	32	(20)	136
Total other comprehensive income (loss)	(3,112)	1,167	(492)	1,228
Comprehensive income	72,326	66,637	146,601	128,247
Comprehensive income attributable to non-controlling interests	—	(1,014)	(76)	(2,086)
Comprehensive income attributable to common stockholders	$72,326	$65,623	$146,525	$126,161
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)
	Common Stock
	Number	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2016	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302
Common stock dividends ($0.245 per common share)	—	—	—	—	(147,006)	—	(147,006)
Distributions to non-controlling interests	—	—	—	—	—	(2,207)	(2,207)
Equity based compensation expense	—	—	4,510	—	—	68	4,578
Issuance of common stock and OP Units	199	2	(1,396)	—	—	1,604	210
Other comprehensive income	—	—	—	1,228	—	—	1,228
Conversion of Operating Partnership units into common stock	1,761	18	17,053	—	—	(17,071)	—
Shared-based awards retained for taxes	—	—	(3,083)	—	—	—	(3,083)
Net income	—	—	—	—	124,933	2,086	127,019
Ending balance, June 30, 2016	301,098	$3,011	$3,287,330	$(1,281)	$(423,018)	$34,999	$2,901,041

Beginning balance, January 1, 2017	304,343	$3,043	$3,324,874	$21,519	$(426,552)	$4,276	$2,927,160
Common stock dividends ($0.26 per common share)	—	—	—	—	(159,037)	—	(159,037)
Equity based compensation expense	—	—	4,971	—	—	3	4,974
Preferred stock redemptions/dividends	—	—	—	—	(641)	(648)	(1,289)
Issuance of common stock and OP Units	190	6	—	—	—	(6)	—
Other comprehensive income	—	—	—	(492)	—	—	(492)
Conversion of Operating Partnership units into common stock	403	—	3,701	—	—	(3,701)	—
Shared-based awards retained for taxes	—	—	(2,661)	—	—	—	(2,661)
Net income	—	—	—	—	147,017	76	147,093
Ending balance, June 30, 2017	304,936	$3,049	$3,330,885	$21,027	$(439,213)	$—	$2,915,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$147,093	$127,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,801	196,297
Debt premium and discount amortization	(3,148)	(7,772)
Deferred financing cost amortization	3,574	3,888
Above- and below-market lease intangible amortization	(15,369)	(20,116)
Provisions for impairment	16,318	—
Gain on disposition of operating properties	(28,978)	(7,782)
Equity based compensation	4,974	4,578
Other	946	498
(Gain) loss on extinguishment of debt	1,333	(97)
Changes in operating assets and liabilities:
Receivables	(13,928)	10,551
Deferred charges and prepaid expenses	(21,975)	(15,614)
Other assets	(542)	281
Accounts payable, accrued expenses and other liabilities	1,088	(15,545)
Net cash provided by operating activities	282,187	276,186

Investing activities:
Improvements to and investments in real estate assets	(74,899)	(83,639)
Acquisitions of real estate assets	(111,790)	—
Proceeds from sales of real estate assets	107,090	20,534
Purchase of marketable securities	(12,975)	(17,361)
Proceeds from sale of marketable securities	13,715	11,709
Net cash used in investing activities	(78,859)	(68,757)

Financing activities:
Repayment of debt obligations and financing liabilities	(294,697)	(178,547)
Repayment of borrowings under unsecured revolving credit facility	(508,000)	(597,000)
Proceeds from borrowings under unsecured revolving credit facility	386,000	181,000
Proceeds from unsecured term loan and notes	893,916	595,968
Repayment of borrowings under unsecured term loan	(490,000)	—
Deferred financing costs	(7,918)	(5,173)
Distributions to common stockholders	(158,803)	(146,841)
Distributions to non-controlling interests	(1,390)	(2,610)
Repurchase of common shares in conjunction with equity award plans	(2,661)	(3,083)
Net cash used in financing activities	(183,553)	(156,286)

Change in cash, cash equivalents and restricted cash	19,775	51,143
Cash, cash equivalents and restricted cash at beginning of period	102,869	110,990
Cash, cash equivalents and restricted cash at end of period	$122,644	$162,133

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$54,479	$114,272
Restricted cash	68,165	47,861
Cash, cash equivalents and restricted cash at end of period	$122,644	$162,133

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,696 and $1,169	$111,101	$114,951
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2017	December 31, 2016
Assets
Real estate
Land	$2,005,648	$2,006,655
Buildings and improvements	9,009,456	9,002,403
	11,015,104	11,009,058
Accumulated depreciation and amortization	(2,280,581)	(2,167,054)
Real estate, net	8,734,523	8,842,004

Investments in and advances to unconsolidated joint venture	7,972	7,921
Cash and cash equivalents	54,448	51,368
Restricted cash	68,165	51,467
Marketable securities	24,555	25,356
Receivables, net of allowance for doubtful accounts of $15,252 and $16,756	219,241	178,216
Deferred charges and prepaid expenses, net	131,175	122,787
Other assets	56,744	40,315
Total assets	$9,296,823	$9,319,434

Liabilities
Debt obligations, net	$5,819,948	$5,838,889
Accounts payable, accrued expenses and other liabilities	561,378	553,636
Total liabilities	6,381,326	6,392,525

Commitments and contingencies (Note 13)

Capital
Partnership common units: 304,935,735 and 304,720,842 units outstanding	2,894,458	2,905,378
Accumulated other comprehensive income	21,039	21,531
Total capital	2,915,497	2,926,909
Total liabilities and capital	$9,296,823	$9,319,434
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental income	$253,777	$245,575	$503,398	$496,721
Expense reimbursements	67,039	61,763	140,229	131,475
Other revenues	2,002	2,719	4,997	4,965
Total revenues	322,818	310,057	648,624	633,161

Operating expenses
Operating costs	33,025	31,415	70,450	66,466
Real estate taxes	44,064	38,683	90,531	83,074
Depreciation and amortization	96,870	95,818	190,801	196,297
Provision for doubtful accounts	1,757	1,621	2,807	4,361
Impairment of real estate assets	10,632	—	16,318	—
General and administrative	23,248	27,198	44,205	47,922
Total operating expenses	209,596	194,735	415,112	398,120

Other income (expense)
Dividends and interest	85	319	158	392
Interest expense	(57,443)	(56,184)	(113,174)	(113,627)
Gain on sale of real estate assets	20,173	7,782	28,978	7,782
Gain (loss) on extinguishment of debt, net	(78)	93	(1,340)	93
Other	(684)	(1,981)	(1,391)	(2,888)
Total other expense	(37,947)	(49,971)	(86,769)	(108,248)

Income before equity in income of unconsolidated joint venture	75,275	65,351	146,743	126,793
Equity in income of unconsolidated joint venture	163	119	350	226

Net income attributable to Brixmor Operating Partnership LP	$75,438	$65,470	$147,093	$127,019
Per common unit:
Net income attributable to partnership common units:
Basic	$0.25	$0.21	$0.48	$0.42
Diluted	$0.25	$0.21	$0.48	$0.42
Weighted average number of partnership common units:
Basic	304,914	304,588	304,900	304,535
Diluted	305,115	304,920	305,125	304,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to Brixmor Operating Partnership LP	$75,438	$65,470	$147,093	$127,019
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps, net	(3,091)	1,135	(472)	1,092
Unrealized gain (loss) on marketable securities	(22)	31	(20)	130
Total other comprehensive income (loss)	(3,113)	1,166	(492)	1,222
Comprehensive income attributable to Brixmor Operating Partnership LP	$72,325	$66,636	$146,601	$128,241
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2016	$2,922,565	$(2,495)	$2,920,070
Distributions to partners	(149,230)	—	(149,230)
Equity based compensation expense	4,578	—	4,578
Other comprehensive income	—	1,222	1,222
Issuance of OP Units	211	—	211
Share-based awards retained for taxes	(3,083)	—	(3,083)
Net income attributable to Brixmor Operating Partnership LP	127,019	—	127,019
Ending balance, June 30, 2016	$2,902,060	$(1,273)	$2,900,787

Beginning balance, January 1, 2017	$2,905,378	$21,531	$2,926,909
Distributions to partners	(160,326)	—	(160,326)
Equity based compensation expense	4,974	—	4,974
Other comprehensive income	—	(492)	(492)
Share-based awards retained for taxes	(2,661)	—	(2,661)
Net income attributable to Brixmor Operating Partnership LP	147,093	—	147,093
Ending balance, June 30, 2017	$2,894,458	$21,039	$2,915,497
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$147,093	$127,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,801	196,297
Debt premium and discount amortization	(3,148)	(7,772)
Deferred financing cost amortization	3,574	3,888
Above- and below-market lease intangible amortization	(15,369)	(20,116)
Provisions for impairment	16,318	—
Gain on disposition of operating properties	(28,978)	(7,782)
Equity based compensation	4,974	4,578
Other	946	498
(Gain) loss on extinguishment of debt	1,333	(97)
Changes in operating assets and liabilities:
Receivables	(13,928)	10,551
Deferred charges and prepaid expenses	(21,975)	(15,614)
Other assets	(542)	281
Accounts payable, accrued expenses and other liabilities	1,088	(15,545)
Net cash provided by operating activities	282,187	276,186

Investing activities:
Improvements to and investments in real estate assets	(74,899)	(83,639)
Acquisitions of real estate assets	(111,790)	—
Proceeds from sales of real estate assets	107,090	20,534
Purchase of marketable securities	(12,973)	(17,350)
Proceeds from sale of marketable securities	13,715	11,709
Net cash used in investing activities	(78,857)	(68,746)

Financing activities:
Repayment of debt obligations and financing liabilities	(294,697)	(178,547)
Repayment of borrowings under unsecured revolving credit facility	(508,000)	(597,000)
Proceeds from borrowings under unsecured revolving credit facility	386,000	181,000
Proceeds from unsecured term loan and notes	893,916	595,968
Repayment of borrowings under unsecured term loan	(490,000)	—
Deferred financing costs	(7,918)	(5,173)
Partner distributions	(162,853)	(152,559)
Net cash used in financing activities	(183,552)	(156,311)

Change in cash, cash equivalents and restricted cash	19,778	51,129
Cash, cash equivalents and restricted cash at beginning of period	102,835	110,968
Cash, cash equivalents and restricted cash at end of period	$122,613	$162,097

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$54,448	$114,236
Restricted cash	68,165	47,861
Cash, cash equivalents and restricted cash at end of period	$122,613	$162,097

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,696 and $1,169	$111,101	$114,951
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates the second largest open air retail portfolio by gross leasable area ("GLA") in the United States, comprised primarily of community and neighborhood shopping centers. As of June 30, 2017, the Company's portfolio was comprised of 507 shopping centers totaling approximately 85 million square feet of gross leasable area (the “Portfolio”), including 506 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture. In addition, the Company has one land parcel currently under development. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The Company has determined that it is preferable to present underwriter fees associated with the Company’s issuance of unsecured senior notes in the line item Deferred financing costs as opposed to deducting the amount of the fees within the line item Proceeds from unsecured term loans and notes within financing activities in the accompanying unaudited Condensed Consolidated Statement of Cash Flows.  In connection with this revised presentation, certain prior period balances have been adjusted to conform to the current period presentation described above. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2016 and accompanying notes included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2017.

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

Real Estate
Real estate assets are recognized in the Company's unaudited Condensed Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships)

and assumed debt based on an evaluation of available information. Based on these estimates, the estimated fair value is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

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

On April 3, 2017, BPG Sub’s status as a REIT terminated when BPG Sub became a disregarded subsidiary of the Parent Company for United States federal income tax purposes. Prior to its termination of REIT status, BPG Sub had also elected to qualify as a REIT under the Code and was subject to the same tax requirements and tax treatment as the Parent Company.

The Parent Company and BPG Sub have formed taxable REIT subsidiaries, and the Parent Company may in the future elect to treat newly formed subsidiaries as taxable REIT subsidiaries which would be subject to income tax. Taxable REIT subsidiaries may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to United States federal and state income tax at regular corporate tax rates.

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying unaudited Condensed Consolidated Financial Statements. The Operating Partnership, however, may be subject to certain state and local income taxes or franchise taxes.

The Company has analyzed the tax position taken on income tax returns for the open 2013 through 2017 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2017 and December 31, 2016.

New Accounting Pronouncements
In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718)." ASU 2017-09 clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its unaudited Condensed Consolidated Financial Statements of the Company.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)." ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will result in many real estate transactions being classified as an asset acquisition and transaction costs being capitalized.  The standard is effective on January 1, 2018, with early adoption permitted. ASU 2017-01 was early adopted by the Company on January 1, 2017. As a result of adopting ASU 2017-01 the Company has begun capitalizing transaction costs associated with the acquisition of real estate assets. During the three and six months ended June 30, 2017, the Company capitalized $0.1 million and $0.4 million of transaction costs, respectively. The Company evaluated ASU 2017-01 and determined it did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230)." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard is effective on January 1, 2018, with early adoption permitted. ASU 2016-18 was early adopted by the Company on January 1, 2017. As a result of adopting ASU 2016-18 the Company now presents the unaudited Condensed Consolidated Statement of Cash Flows inclusive of restricted cash balances and also provides a reconciliation to the cash and cash equivalents and restricted cash amounts presented on the unaudited Condensed Consolidated Balance Sheets. The Company evaluated ASU 2016-18 and determined it did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The Company will continue to evaluate the effect the adoption of ASU 2016-02 will have on the Company’s unaudited Condensed Consolidated Financial Statements. However, the Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its unaudited Condensed Consolidated Balance Sheets at fair value upon adoption. In addition, direct internal leasing overhead costs will continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized will be expensed under ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The pronouncement allows either a full or modified retrospective method of adoption and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted for reporting periods beginning after December 15, 2016.   A majority of the Company’s

tenant-related revenue is recognized pursuant to lease agreements and will be governed by the recently issued leasing guidance discussed above. The Company continues to evaluate the effect the adoption of ASU 2014-09 will have on the Company’s other sources of revenue. These include reimbursement amounts the Company receives from tenants for operating expenses such as real estate taxes, insurance and other common area maintenance. However, the Company currently does not believe the adoption of ASU 2014-09 will significantly affect the timing of the recognition of the Company’s reimbursement revenue.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the six months ended June 30, 2017, the Company acquired the following for an aggregate purchase price, including transaction costs, of (dollars in thousands):

				Aggregate Purchase Price
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Total
Outparcel building adjacent to Annex of Arlington	Arlington Heights, IL	Feb-17	5,760	$1,006	$—	$1,006
Outparcel adjacent to Northeast Plaza	Atlanta, GA	Feb-17	N/A	1,537	—	1,537
Arborland Center	Ann Arbor, MI	Mar-17	403,536	102,268	—	102,268
Building adjacent to Preston Park	Plano, TX	Apr-17	31,080	4,015	—	4,015
Outparcel building adjacent to Cobblestone Village	St. Augustine, FL	May-17	4,403	1,306	—	1,306
Outparcel adjacent to Wynnewood Village	Dallas, TX	May-17	N/A	1,658	—	1,658
			444,779	$111,790	$—	$111,790
The aggregate purchase price of the properties acquired during the six months ended June 30, 2017, has been allocated as follows:

Six Months Ended June 30, 2017
Assets
Land	$19,240
Buildings	75,286
Building and tenant improvements	9,177
Above market rents	2,381
In-place leases	8,608
Total assets	114,692

Liabilities
Accounts payable, accrued expenses and other liabilities (below market leases)	2,902
Total liabilities	2,902
Net Assets Acquired	$111,790

In addition, during the three and six months ended June 30, 2016, the Company acquired two outparcels and one outparcel building for an aggregate purchase price of $1.2 million. These amounts are included in Improvements to and investments in real estate assets on the Company’s unaudited Condensed Consolidated Statement of Cash Flows.

3.    Dispositions and Assets Held for Sale
During the three months ended June 30, 2017, the Company disposed of three shopping centers and two outparcel buildings for net proceeds of $73.0 million resulting in a gain of $20.2 million. During the six months ended June 30, 2017, the Company disposed of six shopping centers and two outparcel buildings for net proceeds of $107.1 million resulting in a gain of $29.0 million. The Company had one property held for sale as of June 30, 2017 with a carrying value of $17.1 million.

During the three and six months ended June 30, 2016, the Company disposed of two shopping centers and one outparcel building for net proceeds of $20.5 million resulting in a gain of $7.8 million.

There were no discontinued operations for the three and six months ended June 30, 2017 and 2016 as none of the dispositions represented a strategic shift in the Company's business that would qualify as discontinued operations.

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2017	December 31, 2016
Land	$2,005,648	$2,006,655
Buildings and improvements:
Buildings and tenant improvements	8,190,768	8,165,672
Lease intangibles (1)	818,688	836,731
	11,015,104	11,009,058
Accumulated depreciation and amortization (2)	(2,280,581)	(2,167,054)
Total	$8,734,523	$8,842,004

(1)
At June 30, 2017 and December 31, 2016, Lease intangibles consisted of $740.2 million and $758.0 million, respectively, of in-place leases and $78.5 million and $78.7 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(2)	At June 30, 2017 and December 31, 2016, Accumulated depreciation and amortization included $633.7 million and $632.8 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, at June 30, 2017 and December 31, 2016, the Company had intangible liabilities relating to below-market leases of $476.2 million and $485.2 million, respectively, and accumulated accretion of $273.8 million and $261.7 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets.

Net above and below market lease intangible accretion income for the three months ended June 30, 2017 and 2016 was $7.6 million and $9.1 million, respectively. Net above and below market lease intangible accretion income for the six months ended June 30, 2017 and 2016 was $15.4 million and $20.1 million, respectively. These amounts are included in Rental income in the Company's unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2017 and 2016 was $13.4 million and $15.1 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2017 and 2016 was $25.5 million and $33.2 million, respectively. These amounts are included in Depreciation and amortization in the Company's unaudited Condensed Consolidated Statements of Operations. The estimated net accretion (income) and amortization expense associated with the Company’s above and below market leases and in-place leases for the next five years are as follows:

Year ending December 31,	Above- and below-market lease accretion (income), net	In-place lease amortization expense
2017 (remaining six months)	$(13,567)	$20,186
2018	(25,151)	33,688
2019	(21,233)	26,620
2020	(17,368)	19,913
2021	(14,370)	14,426

5.    Impairments
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value. The Company recognized the following impairments during the six months ended June 30, 2017:

Six Months Ended June 30, 2017
Property Name	Location	Quarter Impaired	GLA	Impairment Charge
The Plaza at Salmon Run(1)	Watertown, NY	Q1 2017	68,761	$3,486
Smith's(1)	Socorro, NM	Q1 2017	48,000	2,200
The Manchester Collection(1)	Manchester, CT	Q2 2017	342,247	9,026
Renaissance Center East(1)	Las Vegas, NV	Q2 2017	144,216	1,606
			603,224	$16,318

(1)	The Company recognized impairment charges based upon a change in estimated holding period.

The Company did not recognize any impairment charges during the three and six months ended June 30, 2016.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three and six months ended June 30, 2017, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2016, the Company entered into nine forward starting interest rate swap agreements (the “Swaps”) with an effective date of November 1, 2016 and an aggregate notional value of $1.4 billion to partially hedge the variable cash flows associated with variable LIBOR based interest rates under the Company's $2.75 billion senior unsecured credit facility as amended July 25, 2016 (the, "Unsecured Credit Facility") and $600.0 million term loan as amended July 25, 2016 (the, "Term Loan"). The Swaps have expiration dates ranging from July 31, 2018 to July 30, 2021.

Detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2017 and December 31, 2016 is as follows:

	Number of Instruments		Notional Amount
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Interest Rate Swaps	9	9	$1,400,000	$1,400,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of June 30, 2017 and December 31, 2016, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2017	December 31, 2016
Gross derivative assets	$21,133	$21,605
Gross derivative liabilities	—	—
Net derivative assets	$21,133	$21,605

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

The effective portion of the Company's interest rate swaps that was recognized in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized gain (loss) on interest rate swaps	$(2,821)	$(254)	$(664)	$(1,783)
Amortization of interest rate swaps to interest expense	$(270)	$1,389	$192	$2,875

The Company estimates that $6.4 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2017 and 2016.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2017 and December 31, 2016, the Company did not have any non-designated hedges.

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

7.    Debt Obligations
As of June 30, 2017 and December 31, 2016, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2017	December 31, 2016	Stated Interest Rates (6)	Scheduled Maturity Date
Secured loans
Secured loans(1)(2)	$1,017,595	$1,312,292	4.40% - 7.89%	2017 – 2024
Net unamortized premium	21,019	25,189
Net unamortized debt issuance cost	(171)	(387)
Total secured loans, net	$1,038,443	$1,337,094

Notes payable
Unsecured notes(3)	$3,218,453	$2,318,453	3.25% - 7.97%	2022 - 2029
Net unamortized discount	(14,446)	(9,097)
Net unamortized debt issuance cost	(23,957)	(17,402)
Total notes payable, net	$3,180,050	$2,291,954

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$1,010,000	$1,622,000	2.41%	2018 – 2021
Unsecured Term Loan(5)	600,000	600,000	2.46%	2019
Net unamortized debt issuance cost	(8,545)	(12,159)
Total Unsecured Credit Facility and Term Loan	$1,601,455	$2,209,841

Total debt obligations, net	$5,819,948	$5,838,889

(1)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of June 30, 2017 of approximately $1.8 billion.

(2)	The weighted average interest rate on the Company’s fixed rate secured loans was 6.17% as of June 30, 2017.

(3)	The weighted average interest rate on the Company’s unsecured notes was 3.81% as of June 30, 2017.

(4)
The Unsecured Credit Facility consists of a $1.25 billion revolving credit facility (the "Revolving Facility"), a $510.0 million term loan and a $500.0 million term loan. The Company has in place four interest rate swap agreements that convert the variable interest rate on $800.0 million of the Unsecured Credit Facility to a fixed, combined interest rate of 1.00% plus a spread of 1.35%.

(5)	The Company has in place five interest rate swap agreements that convert the variable interest rate on the Term Loan to a fixed, combined interest rate of 0.86% plus a spread of 1.40%.

(6)	The stated interest rates are as of June 30, 2017 and do not include the impact of any interest rate swap agreements.

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

In June 2017, the Operating Partnership issued $500.0 million aggregate principal amount of 3.65% Senior Notes due 2024 (the “2024 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company's Unsecured Credit Facility, and for general corporate purposes.  The 2024 Notes bear interest at a rate of 3.65% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2017. The 2024 Notes will mature on June 15, 2024. The 2024 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2024 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2024 Notes.  If the 2024 Notes are redeemed on or after April 15, 2024 (two months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2024 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

During the six months ended June 30, 2017, the Company repaid $283.3 million of secured loans and $490.0 million of an unsecured term loan under the Company's Unsecured Credit Facility, resulting in a $1.3 million loss on extinguishment of debt, net. These repayments were funded primarily with proceeds from the issuance of the 2027 Notes and 2024 Notes. In addition, during the six months ended June 30, 2017, the Company repaid $122.0 million, net of borrowings on the Revolving Facility, which was undrawn as of June 30, 2017.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2017.

Debt Maturities
As of June 30, 2017 and December 31, 2016, the Company had accrued interest of $35.7 million and $34.1 million outstanding, respectively. As of June 30, 2017, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2017 (remaining six months)	$18,191
2018	529,476
2019	620,126
2020	766,577
2021	686,225
Thereafter	3,225,453
Total debt maturities	5,846,048
Net unamortized premiums and discounts	6,573
Net unamortized debt issuance costs	(32,673)
Total debt obligations, net	$5,819,948

8.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2017		December 31, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$1,038,443	$1,106,254	$1,337,094	$1,410,698
Notes payable	3,180,050	3,197,718	2,291,954	2,302,048
Unsecured Credit Facility and Term Loan	1,601,455	1,611,104	2,209,841	2,223,807
Total debt obligations, net	$5,819,948	$5,915,076	$5,838,889	$5,936,553

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

The valuation methodology used to estimate the fair value of the Company’s debt obligations is based on a discounted cash flow analysis, with assumptions that include credit spreads, estimated property values, loan amounts and debt maturities. The Company determined that the valuations of its debt obligations are classified within Level 3 of the fair value hierarchy. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

Recurring Fair Value
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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$24,775	$1,396	$23,379	$—
Interest rate derivatives	$21,133	$—	$21,133	$—

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$25,573	$5,679	$19,894	$—
Interest rate derivatives	$21,605	$—	$21,605	$—

(1)	As of June 30, 2017 and December 31, 2016 marketable securities included $0.1 million of net unrealized losses.

Non-Recurring Fair Value
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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis. The table includes information related to properties remeasured to fair value as a result of impairment testing:

	Fair Value Measurements as of June 30, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Properties(1)(2)	$68,537	$—	$—	$68,537

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Properties(3)	$285	$—	$—	$285

(1)
During the six months ended June 30, 2017, the Company recognized $10.6 million of impairment based upon offers from third party buyers and $5.7 million of impairment based upon a discounted cash flow analysis. The discounted cash flow analysis included all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and future expectations. The capitalization rates (ranging from 7.0% to 8.5%) and discount rates (ranging from 7.9% to 9.5%) which were utilized in the analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

(2)
The carrying value of properties remeasured to fair value during the six months ended June 30, 2017 include: (i) $7.8 million related to The Plaza at Salmon Run, (ii) $1.9 million related to Smith's, (iii) $46.9 million related to The Manchester Collection, and (iv) $12.0 million related to Renaissance Center East.

(3)
The carrying value of properties remeasured to fair value during the year ended December 31, 2016 include: (i) $0.1 million related to a parcel at Country Hills Shopping Center and (ii) $0.2 million related to Milford Center.

9. Equity and Capital
ATM
In 2015, the Parent Company entered into an at-the-market equity offering program (“ATM”) through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. No shares have been issued under the ATM and as result $400.0 million of common stock remained available for issuance under the ATM as of June 30, 2017.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company's equity-based compensation plan, the Company withholds shares to satisfy statutory minimum tax withholding obligations. During the six months ended June 30, 2017 and 2016, the Company withheld 0.1 million shares.

Dividends and Distributions
During the three months ended June 30, 2017 and 2016, the Company declared common stock dividends and OP unit distributions of $0.260 per share/unit and $0.245 per share/unit, respectively. As of June 30, 2017 and December 31, 2016, the Company had declared but unpaid common stock dividends and OP unit distributions of $80.7 million and $80.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
During the six months ended June 30, 2017, the Company exchanged 0.4 million shares of the Company's common stock for an equal number of outstanding OP Units held by certain members of the Parent Company's current and former management. As of June 30, 2017, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100.0% of the outstanding OP Units.

Preferred Stock
During the six months ended June 30, 2017, the Company redeemed all 125 shares of BPG Sub Series A Redeemable Preferred Stock for $10,000 per share.

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

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, with each tranche subject to separate performance-based, market-based and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to service-based vesting conditions. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.6 million and 0.8 million for the six months ended June 30, 2017 and year ended December 31, 2016, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted under the Plan, fair value is based on the Company grant date stock price. For the market-based RSUs granted during the six months ended June 30, 2017 and year ended December 31, 2016, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 22.0% to 23.0% and 23.5% to 26.5%, respectively; (ii) a weighted average risk-free interest rate of 1.20% to 1.41% and 1.0%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 4.0% to 4.6% and 3.8%, respectively.

During the three months ended June 30, 2017 and 2016, the Company recognized $2.8 million and $6.2 million of equity compensation expense, respectively. During the six months ended June 30, 2017, the Company recognized $5.0 million of equity compensation expense. During the six months ended June 30, 2016, the Company recognized $4.6 million of equity compensation expense, which included the reversal of $2.6 million of previously recognized expense as a result of forfeitures and $2.7 million of expense associated with the accelerated issuance of shares, both in connection with the separation of certain Company executives. These amounts are included in General and administrative expense in the Company's unaudited Condensed Consolidated Statements of Operations. As of June 30, 2017, the Company had $16.3 million of total unrecognized compensation expense related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Computation of Basic Earnings Per Share:
Net income	$75,438	$65,470	$147,093	$127,019
Income attributable to non-controlling interests	—	(1,014)	(76)	(2,086)
Non-forfeitable dividends on unvested restricted shares	(10)	(9)	(21)	(17)
Preferred stock dividends	(39)	—	(39)	—
Net income attributable to the Company’s common stockholders for basic earnings per share	$75,389	$64,447	$146,957	$124,916

Weighted average shares outstanding - basic	304,914	299,872	304,743	299,526

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.25	$0.21	$0.48	$0.42

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for basic earnings per share	$75,389	$64,447	$146,957	$124,916
Allocation of net income to dilutive convertible non-controlling interests	—	—	76	2,086
Net income attributable to the Company’s common stockholders for diluted earnings per share	$75,389	$64,447	$147,033	$127,002

Weighted average shares outstanding - basic	304,914	299,872	304,743	299,526
Effect of dilutive securities:
Conversion of OP Units	—	—	157	5,009
Equity awards	201	332	225	326
Weighted average shares outstanding - diluted	305,115	300,204	305,125	304,861

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.25	$0.21	$0.48	$0.42

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$75,438	$65,470	$147,093	$127,019
Non-forfeitable dividends on unvested restricted shares	(10)	(9)	(21)	(17)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$75,428	$65,461	$147,072	$127,002

Weighted average common units outstanding - basic	304,914	304,588	304,900	304,535

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income	$0.25	$0.21	$0.48	$0.42

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$75,428	$65,461	$147,072	$127,002

Weighted average common units outstanding - basic	304,914	304,588	304,900	304,535
Effect of dilutive securities:
Equity awards	201	332	225	326
Weighted average common units outstanding - diluted	305,115	304,920	305,125	304,861

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income	$0.25	$0.21	$0.48	$0.42

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

Prior to the Company’s February 8, 2016 announcement, the Company voluntarily reported these matters to the SEC.  As a result, the SEC and the United States Attorney's Office for the Southern District of New York are conducting investigations of certain aspects of the Company’s financial reporting and accounting for prior periods and the Company is cooperating fully.

During the three months ended June 30, 2017, the Company entered into a preliminary agreement to settle the putative securities class action complaint filed in March 2016 by the Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds related to the previously disclosed review conducted by the Company’s Audit Committee for $28.0 million. The settlement amount is within the coverage amount of the Company’s applicable insurance policies. There can be no assurance that a final settlement agreement will be reached or that any such settlement will be approved by the Court. Based on current information, the Company accrued $28.0 million as of June 30, 2017 with respect to the settlement agreement. This amount is included in Accounts payable, accrued expenses and other liabilities in the Company's unaudited Condensed Consolidated Balance Sheets. Because the settlement amount is within the coverage amount of the Company’s applicable insurance policies, we have accrued a receivable of $28.0 million as of June 30, 2017. This amount is included in Accounts receivable, net in the Company's unaudited Condensed Consolidated Balance Sheets.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers that it operates and enters into office leases for administrative space. During the three months ended June 30, 2017 and 2016, the Company recognized rent expense associated with these leases of $1.8 million and $2.7 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized rent expense associated with these leases of $3.7 million and $4.6 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2017 (remaining six months)	$3,672
2018	6,918
2019	6,760
2020	6,766
2021	6,947
Thereafter	77,976
Total minimum annual rental commitments	$109,039

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

Pursuant to the employment agreement dated April 12, 2016 between the Company and James Taylor, the Company’s chief executive officer, the Company was contingently obligated to purchase Mr. Taylor’s former residence for an amount equal to the appraised value of the residence as of a date within 120 days of the execution of the employment agreement.  Based upon the contingency being triggered in May 2017, the Company purchased the residence on July 5, 2017 for said appraised value of $4.4 million. The Company intends to sell the residence.

As of June 30, 2017 and December 31, 2016, there were no material receivables from or payables to related parties.

15.    Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2017 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2017 through the date the financial statements were issued other than the following:

•
On July 28, 2017, the Operating Partnership entered into a new $300.0 million variable rate unsecured term loan facility. The term loan facility has a seven-year term maturing on July 26, 2024, with no available extension options, and will bear interest at an effective interest rate of Libor plus 190 basis points (based on the Operating Partnership’s current credit ratings). Proceeds from the term loan facility were used to prepay $300.0 million of the Company’s Unsecured Credit Facility maturing July 31, 2018.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein to refer to each of BPG and the Operating Partnership, collectively. We believe we own and operate the second largest open air retail portfolio by gross leasable area ("GLA") in the United States, comprised primarily of community and neighborhood shopping centers. As of June 30, 2017, we owned interests in 507 shopping centers (the “Portfolio”) with approximately 85 million square feet of GLA, including 506 wholly owned shopping centers and one shopping center held through an unconsolidated joint venture. In addition, we have one land parcel currently under development. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements for our taxable year ended December 31, 2016 and expects to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to BPG’s stockholders through consistent, sustainable growth in cash flow. We seek to achieve this through proactive management, accretive reinvestment in our existing Portfolio of high-quality open air shopping centers, and disciplined capital recycling activity focused on maximizing asset value and achieving critical mass in attractive retail submarkets. Our key strategies to achieve growth in cash flow include capitalizing on below-market expiring leases, achieving occupancy increases, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth.

We believe the following set of core competencies position us to achieve our key strategies:

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

The amount of rental income and expense reimbursements we receive is primarily dependent on our ability to maintain or increase rental rates and on our ability to renew expiring leases and/or lease available space. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics surrounding our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rent and expense reimbursements; and (7) in the case of percentage rent, the sales volume of our tenants.

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

Portfolio and Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Occupancy
Billed	89.9%	90.6%	89.9%	90.6%
Leased	92.0%	92.8%	92.0%	92.8%
Executed leases
New leases
Leases executed	162	209	314	378
GLA executed	0.8 million	0.9 million	1.6 million	1.8 million
Renewal leases
Leases executed	275	258	486	491
GLA executed	1.1 million	1.2 million	2.1 million	2.1 million
Option leases
Leases executed	74	87	147	182
GLA executed	1.0 million	1.5 million	1.9 million	3.3 million
Total
Leases executed	511	554	947	1,051
GLA executed	2.9 million	3.6 million	5.6 million	7.2 million
New and renewal lease statistics
New leases
Average ABR per square foot	$16.51	$15.76	$15.49	$15.33
Average ABR per square foot increase (1)	36.1%	24.7%	36.4%	29.2%
Average tenant improvements per square foot	$21.48	$19.52	$22.64	$20.47
Average leasing commissions per square foot	$3.91	$3.86	$3.76	$3.23
New and renewal leases
Average ABR per square foot	$16.65	$15.68	$15.90	$15.74
Average ABR per square foot increase (1)	16.8%	15.6%	16.6%	15.8%
Average tenant improvements per square foot	$10.50	$8.73	$11.09	$9.55
Average leasing commissions per square foot	$1.72	$1.74	$1.68	$1.54

Acquisition Activity

•
During the six months ended June 30, 2017, we acquired one shopping center, one building, two outparcel buildings and two outparcels for an aggregate purchase price, including transaction costs, of $111.8 million.

Disposition Activity

•	During the six months ended June 30, 2017, we disposed of six shopping centers and two outparcel buildings for net proceeds of $107.1 million resulting in a gain of $29.0 million.

Results of Operations
The results of operations discussion is combined for the Parent Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Revenues (in thousands)

	Three Months Ended June 30,
	2017	2016	$ Change
Revenues
Rental income	$253,777	$245,575	$8,202
Expense reimbursements	67,039	61,763	5,276
Other revenues	2,002	2,719	(717)
Total revenues	$322,818	$310,057	$12,761

Rental income
The increase in rental income for the three months ended June 30, 2017, of $8.2 million, as compared to the corresponding period in 2016, was primarily due to (i) a $5.0 million increase in base rent; (ii) a $3.2 million increase in straight-line rent; and (iii) a $1.8 million increase in lease settlement income; partially offset by (iv) a $1.5 million decrease in above and below market lease accretion. The base rent increase was driven primarily by contractual rent increases as well as positive rent spreads of 13.5% during the six months ended June 30, 2017 and 12.0% in 2016 for new and renewal leases and option exercises.

Expense reimbursements
The increase in expense reimbursements for the three months ended June 30, 2017 of $5.3 million, as compared to the corresponding period in 2016, was primarily due to an increase in reimbursable real estate tax expenses and operating expenses.

Other revenues
The decrease in other revenues for the three months ended June 30, 2017 of $0.7 million, as compared to the corresponding period in 2016, was primarily due to a decrease of $0.4 million in percentage rents and a decrease of $0.3 million in property management fees.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2017	2016	$ Change
Operating expenses
Operating costs	$33,025	$31,415	$1,610
Real estate taxes	44,064	38,683	5,381
Depreciation and amortization	96,870	95,818	1,052
Provision for doubtful accounts	1,757	1,621	136
Impairment of real estate assets	10,632	—	10,632
General and administrative	23,248	27,198	(3,950)
Total operating expenses	$209,596	$194,735	$14,861

Operating costs
The increase in operating costs for the three months ended June 30, 2017 of $1.6 million, as compared to the corresponding period in 2016, was primarily due to an increase in snow removal costs and repair and maintenance costs.

Real estate taxes
The increase in real estate taxes for the three months ended June 30, 2017 of $5.4 million, as compared to the corresponding period in 2016, was primarily due to increased tax rates and assessments from several jurisdictions during 2017 and real estate tax reconciliations and the processing of refunds during 2016.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended June 30, 2017 of $1.1 million, as compared to the corresponding period in 2016, was primarily due to an increase in depreciation and amortization of assets associated with tenant move-outs.

Provision for doubtful accounts
Provision for doubtful accounts remained generally consistent for the three months ended June 30, 2017 as compared to the corresponding period in 2016.

Impairment of real estate assets
During the three months ended June 30, 2017, aggregate impairment of $10.6 million was recognized on two operating properties. The two properties have a carrying value of $58.9 million as of June 30, 2017.

General and administrative
The decrease in general and administrative costs for the three months ended June 30, 2017 of $4.0 million, as compared to the corresponding period in 2016, was primarily due to severance expenses and accelerated equity based compensation expenses associated with the separation of former executives of the Company in 2016, partially offset by increased non-routine legal expenses.

During the three months ended June 30, 2017 and 2016, construction compensation costs of $1.8 million and $1.6 million, respectively, were capitalized to building and improvements and leasing compensation costs of $3.5 million and $3.7 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2017	2016	$ Change
Other income (expense)
Dividends and interest	$85	$319	$(234)
Interest expense	(57,443)	(56,184)	(1,259)
Gain on sale of real estate assets	20,173	7,782	12,391
Gain (loss) on extinguishment of debt, net	(78)	93	(171)
Other	(684)	(1,981)	1,297
Total other income (expense)	$(37,947)	$(49,971)	$12,024

Dividends and interest
The decrease in dividend and interest for the three months ended June 30, 2017 as compared to the corresponding period in 2016, was primarily due to interest income recognized in connection with a tax refund in 2016.

Interest expense
The increase in interest expense for the three months ended June 30, 2017 of $1.3 million, as compared to the corresponding period in 2016, was primarily due to (i) a decrease in debt premium amortization, net of discounts, partially offset by (ii) the refinancing of debt obligations at lower rates and (iii) a decrease in debt obligations.

Gain on the sale of real estate assets
During the three months ended June 30, 2017, we disposed of three shopping centers and two outparcel buildings for net proceeds of $73.0 million resulting in a gain of $20.2 million. During the three months ended June 30, 2016, we disposed of two shopping centers and one outparcel building for net proceeds of $20.5 million resulting in a gain of $7.8 million.

Gain (loss) on extinguishment of debt, net
During the three months ended June 30, 2017, we repaid $283.3 million of secured loans and $100.0 million of an unsecured term loan under our $2.75 billion senior unsecured credit facility (the "Unsecured Credit Facility"), resulting in a $0.1 million loss on extinguishment of debt, net. During the three months ended June 30, 2016, we repaid $168.4 million of secured loans, resulting in a $0.1 million gain on extinguishment of debt.

Other
The decrease in other expense, net for the three months ended June 30, 2017 as compared to the corresponding period in 2016, was primarily due to a decrease in shareholder equity offering expenses, a decrease in tenant and employee settlement expenses and a decrease in transaction expenses as a result of adopting accounting standard update 2017-01.

Equity in Income of Unconsolidated Joint Venture (in thousands)

	Three Months Ended June 30,
	2017	2016	$ Change
Equity in income of unconsolidated joint venture	$163	$119	$44

Equity in income of unconsolidated joint venture
The increase in equity in income of unconsolidated joint venture for the three months ended June 30, 2017 of less than $0.1 million, as compared to the corresponding period in 2016, was primarily due to lower interest expense as a result of the 2016 payoff of a secured loan on our joint venture property.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Revenues (in thousands)

	Six Months Ended June 30,
	2017	2016	$ Change
Revenues
Rental income	$503,398	$496,721	$6,677
Expense reimbursements	140,229	131,475	8,754
Other revenues	4,997	4,965	32
Total revenues	$648,624	$633,161	$15,463

Rental income
The increase in rental income for the six months ended June 30, 2017, of $6.7 million, as compared to the corresponding period in 2016, was primarily due to (i) a $9.6 million increase in base rent; and (ii) a $5.6 million increase in straight-line rent; partially offset by (iii) a $4.7 million decrease in above and below market lease accretion; and (iv) a $3.1 million decrease in lease settlement income. The base rent increase was driven primarily by contractual rent increases as well as positive rent spreads of 13.5% during the six months ended June 30, 2017 and 12.0% in 2016 for new and renewal leases and option exercises.

Expense reimbursements
The increase in expense reimbursements for the six months ended June 30, 2017 of $8.8 million, as compared to the corresponding period in 2016, was primarily due to an increase in reimbursable real estate tax expenses and operating expenses.

Other revenues
Other revenues remained generally consistent for the six months ended June 30, 2017 as compared to the corresponding period in 2016.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2017	2016	$ Change
Operating expenses
Operating costs	$70,450	$66,466	$3,984
Real estate taxes	90,531	83,074	7,457
Depreciation and amortization	190,801	196,297	(5,496)
Provision for doubtful accounts	2,807	4,361	(1,554)
Impairment of real estate assets	16,318	—	16,318
General and administrative	44,205	47,922	(3,717)
Total operating expenses	$415,112	$398,120	$16,992

Operating costs
The increase in operating costs for the six months ended June 30, 2017 of $4.0 million, as compared to the corresponding period in 2016, was primarily due to an increase in snow removal costs and repair and maintenance costs.

Real estate taxes
The increase in real estate taxes for the six months ended June 30, 2017 of $7.5 million, as compared to the corresponding period in 2016, was primarily due to increased tax rates and assessments from several jurisdictions during 2017 and real estate tax reconciliations and the processing of refunds during 2016.

Depreciation and amortization
The decrease in depreciation and amortization for the six months ended June 30, 2017 of $5.5 million, as compared to the corresponding period in 2016, was primarily due to the continued decrease in acquired in-place lease intangibles with remaining net book value.

Provision for doubtful accounts
The decrease in the provision for doubtful accounts for the six months ended June 30, 2017 of $1.6 million, as compared to the corresponding period in 2016, was primarily due to increased recoveries of previously written-off receivables.

Impairment of real estate assets
During the six months ended June 30, 2017, aggregate impairment of $16.3 million was recognized on four operating properties. The four properties have a carrying value of $68.5 million as of June 30, 2017.

General and administrative
The decrease in general and administrative costs for the six months ended June 30, 2017 of $3.7 million, as compared to the corresponding period in 2016, was primarily due to severance expenses associated with the separation of former executives of the Company in 2016, partially offset by increased non-routine legal expenses.

During the six months ended June 30, 2017 and 2016, construction compensation costs of $3.9 million and $3.1 million, respectively, were capitalized to building and improvements and leasing compensation costs of $7.1 million and $7.8 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2017	2016	$ Change
Other income (expense)
Dividends and interest	$158	$392	$(234)
Interest expense	(113,174)	(113,627)	453
Gain on sale of real estate assets	28,978	7,782	21,196
Gain (loss) on extinguishment of debt, net	(1,340)	93	(1,433)
Other	(1,391)	(2,888)	1,497
Total other income (expense)	$(86,769)	$(108,248)	$21,479

Dividends and interest
The decrease in dividend and interest for the six months ended June 30, 2017 as compared to the corresponding period in 2016, was primarily due to interest income recognized in connection with a tax refund in 2016.

Interest expense
The decrease in interest expense for the six months ended June 30, 2017 of $0.5 million, as compared to the corresponding period in 2016, was primarily due to (i) the refinancing of debt obligations at lower rates and (ii) a decrease in debt obligations, partially offset by (iii) a decrease in debt premium amortization, net of discounts.

Gain on the sale of real estate assets
During the six months ended June 30, 2017, we disposed of six shopping centers and two outparcel buildings for net proceeds of $107.1 million resulting in a gain of $29.0 million. During the six months ended June 30, 2016, we disposed of two shopping centers and one outparcel building for net proceeds of $20.5 million resulting in a gain of $7.8 million.

Gain (loss) on extinguishment of debt, net
During the six months ended June 30, 2017, we repaid $283.3 million of secured loans and $490.0 million of an unsecured term loan under our Unsecured Credit Facility, resulting in a $1.3 million loss on extinguishment of debt, net. During the six months ended June 30, 2016, we repaid $168.4 million of secured loans, resulting in a $0.1 million gain on extinguishment of debt.

Other
The decrease in other expense, net for the three months ended June 30, 2017 as compared to the corresponding period in 2016, was primarily due to a decrease in shareholder equity offering expenses, a decrease in tenant and employee settlement expenses and a decrease in transaction expenses as a result of adopting accounting standard update 2017-01.

Equity in Income of Unconsolidated Joint Venture (in thousands)

	Six Months Ended June 30,
	2017	2016	$ Change
Equity in income of unconsolidated joint venture	$350	$226	$124

Equity in income of unconsolidated joint venture
The increase in equity in income of unconsolidated joint venture for the six months ended June 30, 2017 of $0.1 million, as compared to the corresponding period in 2016, was primarily due to lower interest expense as a result of the 2016 payoff of a secured loan on our joint venture property.

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

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	dispositions;

•	available borrowings under our existing Unsecured Credit Facility;

•	issuance of long-term debt; and

•	issuance of equity securities.
Uses

•	recurring maintenance capital expenditures;

•	leasing related capital expenditures;

•	anchor space repositioning, redevelopment and development expenditures;

•	debt maturities and repayment requirements;

•	dividend/distribution payments; and

•	acquisitions.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have a $1.25 billion revolving credit facility (the "Revolving Facility"), under which we had $1.25 billion of undrawn capacity as of June 30, 2017. In addition, we believe we have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity and common equity, including through our at-the-market equity offering program. We currently have investment grade credit ratings from all three major credit rating agencies. We intend to continue to enhance our financial and operating flexibility through laddering and extending the duration of our debt, and further expanding our unencumbered asset base.

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

In June 2017, the Operating Partnership issued $500.0 million aggregate principal amount of 3.65% Senior Notes due 2024 (the “2024 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Unsecured Credit Facility and for general corporate purposes.  The 2024 Notes bear interest at a rate of 3.65% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2017. The 2024 Notes will mature on June 15, 2024.

During July 2017, the Operating Partnership entered into a new $300.0 million variable rate unsecured term loan facility. The term loan facility has a seven-year term maturing on July 26, 2024, with no available extension options, and will bear interest at an effective interest rate of Libor plus 190 basis points (based on the Operating Partnership’s current credit ratings). Proceeds from the term loan facility were used to prepay $300.0 million of the Company’s Unsecured Credit Facility maturing July 31, 2018.

During the six months ended June 30, 2017, the Company repaid $490.0 million of an unsecured term loan under our Unsecured Credit Facility and $283.3 million of secured loans, resulting in a $1.3 million net loss on extinguishment of debt. These repayments were funded primarily with proceeds from the issuance of the 2027 Notes and 2024 Notes.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital and operating fundamentals.  We generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for reinvestment in our Portfolio, debt reduction, acquisitions of new properties, other investments as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the six months ended June 30, 2017 and 2016 were $158.9 million and $149.5 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.26 per common share in April 2017 for the second quarter of 2017. The dividend was paid on July 17, 2017 to shareholders of record on July 6, 2017. Our Board of Directors declared a quarterly cash dividend of $0.26 per common share in July 2017 for the third quarter of 2017. The dividend is payable on October 16, 2017 to shareholders of record on October 5, 2017.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities	$282,187	$276,186
Cash flows used in investing activities	$(78,859)	$(68,757)
Cash flows used in financing activities	$(183,553)	$(156,286)

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities	$282,187	$276,186
Cash flows used in investing activities	$(78,857)	$(68,746)
Cash flows used in financing activities	$(183,552)	$(156,311)

Cash, cash equivalents and restricted cash for BPG and the Operating Partnership were $122.6 million and $162.1 million as of June 30, 2017 and 2016, respectively.

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses and interest expense.

During the six months ended June 30, 2017, the Company’s net cash flow provided by operating activities increased $6.0 million as compared to the corresponding period in 2016. The increase is primarily due to (i) an increase in net operating income, (ii) a decrease in cash outflows for interest expense, and (iii) a decrease in cash outflows for general and administrative expense due to 2016 expenses associated with the Audit Committee review and 2016 expenses associated with the transition of certain executives, partially offset by (iv) a decrease in working capital and (v) a decrease in lease settlement income.

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

During the six months ended June 30, 2017, the Company’s net cash flow used in investing activities increased $10.1 million as compared to the corresponding period in 2016. The increase was primarily due to (i) an increase of $111.8 million in acquisitions of real estate assets, partially offset by (ii) an increase of $86.6 million in proceeds from sales of real estate assets, (iii) a decrease of $8.7 million in improvements to and investments in real estate assets and (iv) an increase of $6.4 million from the proceeds of marketable securities, net of purchases.

Improvements to and investments in real estate assets
During the six months ended June 30, 2017 and 2016, the Company expended $74.9 million and $83.6 million, respectively, on improvements to and investments in real estate assets, which included recurring and leasing-related capital expenditures, as well as costs related to anchor space repositioning, redevelopment, outparcel development and new development projects.

Recurring capital expenditures represent costs to fund major replacements and betterments to our properties. Recurring capital expenditures per square foot for the six months ended June 30, 2017 and 2016, were $0.07 and $0.05, respectively.

Leasing related capital expenditures represent tenant specific costs incurred to lease space including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing anchor space repositioning, redevelopment and development opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio.

As of June 30, 2017, in-process anchor space repositioning, redevelopment and development projects are as follows (dollars in thousands):

	As of June 30, 2017
	Total Projects	Anticipated Cost	Cost Incurred
Anchor space repositioning	21	$44,000	$10,950
Redevelopment	12	165,400	71,111
Outparcel development	6	10,300	3,861
New development	1	37,800	9,615
Total	40	$257,500	$95,537

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for available properties and may acquire shopping centers when we believe strategic opportunities exist, particularly where we can enhance our concentration in attractive retail submarkets and the long-term growth rate of our asset base. During the six months ended June 30, 2017, we acquired one shopping center, one building, two outparcel buildings and two outparcels for an aggregate purchase price, including transaction costs, of $111.8 million.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our Portfolio. During the six months ended June 30, 2017, we disposed of six shopping centers and two outparcel buildings for net proceeds of $107.1 million.

Financing Activities
Net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity securities, as well as principal and other payments associated with our outstanding indebtedness.

During the six months ended June 30, 2017, the Company’s net cash used in financing activities increased $27.3 million as compared to the corresponding period in 2016. The increase was primarily due to a $14.2 million increase in debt repayments, net of borrowings and a net increase of $10.3 million in distributions to common stock holders, partners and non-controlling interests.

Contractual Obligations
Our contractual obligations relate to our debt, including secured loans, unsecured notes payable and unsecured credit facilities with maturities ranging from one year to 13 years, in addition to non-cancelable operating leases pertaining to shopping centers where we are the lessee and to our corporate offices.

The following table summarizes our debt maturities (excluding extension options, debt premiums and discounts and deferred financing costs), interest payment obligations and obligations under non-cancelable operating leases as of June 30, 2017.

Contractual Obligations	Payment due by period
(in thousands)	2017 (Remaining six months)	2018	2019	2020	2021	Thereafter	Total
Debt (1)	$18,191	$529,476	$620,126	$766,577	$686,225	$3,225,453	$5,846,048
Interest payments (2)	86,978	166,924	148,286	131,271	80,754	234,120	848,333
Operating leases	3,672	6,918	6,760	6,766	6,947	77,976	109,039
Total	$108,841	$703,318	$775,172	$904,614	$773,926	$3,537,549	$6,803,420

(1)	Debt includes scheduled principal amortization and scheduled maturities for secured loans, unsecured notes payable and unsecured credit facilities.

(2)
As of June 30, 2017, we incur variable rate interest on a (i) $510.0 million term loan, (ii) a $500.0 million term loan under our Unsecured Credit Facility; and (iii) $600.0 million term loan under our Term Loan. Interest payments for these variable rate loans are presented using rates as of June 30, 2017. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures.” in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

Funds From Operations
NAREIT FFO is a supplemental non-GAAP performance measure utilized to evaluate the operational performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties, and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties, (iv) impairment of operating properties and real estate equity investments, and (v) after adjustments for joint ventures calculated to reflect funds from operations on the same basis.

We present NAREIT FFO as we consider it an important supplemental measure of our operational and financial performance. We believe NAREIT FFO assists investors in analyzing our comparative operational and financial performance because, by excluding gains and losses related to dispositions of previously depreciated operating properties, real estate-related depreciation and amortization of continuing operations, impairment of operating properties and real estate equity investments, extraordinary items, and after adjustments for joint ventures calculated to reflect FFO on the same basis, investors can compare the operational performance of a company’s real estate between periods.

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

Our reconciliation of Brixmor Property Group Inc.’s net income to NAREIT FFO for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$75,438	$65,470	$147,093	$127,019
Gain on disposition of operating properties	(20,173)	(7,782)	(28,978)	(7,782)
Depreciation and amortization-real estate related-continuing operations	95,939	95,040	188,941	194,725
Depreciation and amortization-real estate related-unconsolidated joint venture	39	20	56	45
Impairment of operating properties	10,632	—	16,318	—
NAREIT FFO	161,875	152,748	323,430	314,007
NAREIT FFO per share/OP Unit - diluted	$0.53	$0.50	$1.06	$1.03
Weighted average shares/OP Units outstanding - basic and diluted (1)	305,115	304,920	305,125	304,861

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

Same Property Net Operating Income
Same Property Net Operating Income ("NOI") is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods excluding properties under development), as total property revenues (base rent, ancillary and other, expense reimbursements, and percentage rents) less direct property operating expenses (operating costs, real estate taxes and provision for doubtful accounts). Same Property NOI includes the Company’s unconsolidated joint venture at pro rata share. Same property NOI excludes corporate level income (including management, transaction, and other fees), lease termination fees, straight-line rental income, amortization of above- and below-market rent and tenant inducements, straight-line ground rent expense, and income / expense associated with the Company's captive insurance company.

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

Comparison of the Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2016

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change

Number of properties	504	504	—	504	504	—
Percent billed	89.9%	90.5%	(0.6%)	89.9%	90.5%	(0.6%)
Percent leased	92.0%	92.7%	(0.7%)	92.0%	92.7%	(0.7%)

Revenues
Base rent	$229,811	$224,172	$5,639	$458,903	$447,865	$11,038
Ancillary and other	3,889	3,910	(21)	7,505	7,662	(157)
Expense reimbursements	65,848	60,684	5,164	137,927	129,254	8,673
Percentage rents	1,958	2,310	(352)	4,854	4,246	608
	301,506	291,076	10,430	609,189	589,027	20,162
Operating expenses
Operating costs	(32,158)	(30,131)	(2,027)	(69,113)	(64,644)	(4,469)
Real estate taxes	(43,273)	(37,977)	(5,296)	(88,954)	(81,652)	(7,302)
Provision for doubtful accounts	(1,751)	(1,587)	(164)	(2,721)	(4,268)	1,547
	(77,182)	(69,695)	(7,487)	(160,788)	(150,564)	(10,224)
Same property NOI	$224,324	$221,381	$2,943	$448,401	$438,463	$9,938

NOI margin	74.4%	76.1%		73.6%	74.4%
Expense recovery ratio	87.3%	89.1%		87.3%	88.4%

The following table provides a reconciliation of Net income attributable to common stockholders to Same Property NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$75,399	$64,456	$146,978	$124,933
Adjustments:
Non-same property NOI	(3,402)	(4,419)	(6,989)	(8,882)
Lease termination fees	(2,575)	(766)	(3,241)	(6,363)
Straight-line rental income, net	(6,835)	(3,659)	(12,085)	(6,519)
Amortization of above- and below-market rent and tenant inducements, net	(7,016)	(8,857)	(14,470)	(19,661)
Fee income	(56)	(343)	(137)	(638)
Straight-line ground rent expense	32	901	73	897
Depreciation and amortization	96,870	95,818	190,801	196,297
Impairment of real estate assets	10,632	—	16,318	—
General and administrative	23,248	27,198	44,205	47,922
Total other expense	37,947	49,971	86,769	108,248
Pro rata share of same property NOI of unconsolidated joint venture	204	186	414	369
Equity in income of unconsolidated joint venture	(163)	(119)	(350)	(226)
Net income attributable to non-controlling interests	—	1,014	76	2,086
Preferred stock dividends	39	—	39	—
Same property NOI(1)	$224,324	$221,381	$448,401	$438,463

(1)	Includes unconsolidated joint venture, Montecito Marketplace, at pro rata share.

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Sixth Supplemental Indenture, dated June 5, 2017, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/5/2017	4.2
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: July 31, 2017	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 31, 2017	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2017	By:	/s/Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: July 31, 2017	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 31, 2017	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2017	By:	/s/Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)