Form 10-Q
period 2017-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2017-10-30
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 1, 2017, Brixmor Property Group Inc. had 304,937,144 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) which owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of September 30, 2017, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2017	December 31, 2016
Assets
Real estate
Land	$1,985,781	$2,006,655
Buildings and improvements	8,944,738	9,002,403
	10,930,519	11,009,058
Accumulated depreciation and amortization	(2,320,090)	(2,167,054)
Real estate, net	8,610,429	8,842,004

Investments in and advances to unconsolidated joint venture	—	7,921
Cash and cash equivalents	29,978	51,402
Restricted cash	112,040	51,467
Marketable securities	28,840	25,573
Receivables, net of allowance for doubtful accounts of $16,177 and $16,756	219,873	178,216
Deferred charges and prepaid expenses, net	143,140	122,787
Other assets	51,920	40,315
Total assets	$9,196,220	$9,319,685

Liabilities
Debt obligations, net	$5,713,688	$5,838,889
Accounts payable, accrued expenses and other liabilities	561,191	553,636
Total liabilities	6,274,879	6,392,525

Commitments and contingencies (Note 13)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 304,937,144 and 304,343,141 shares outstanding	3,049	3,043
Additional paid-in capital	3,333,696	3,324,874
Accumulated other comprehensive income	20,054	21,519
Distributions in excess of net income	(435,458)	(426,552)
Total stockholders’ equity	2,921,341	2,922,884
Non-controlling interests	—	4,276
Total equity	2,921,341	2,927,160
Total liabilities and equity	$9,196,220	$9,319,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$246,578	$247,859	$749,976	$744,580
Expense reimbursements	66,489	69,469	206,718	200,944
Other revenues	1,429	1,249	6,426	6,214
Total revenues	314,496	318,577	963,120	951,738

Operating expenses
Operating costs	30,505	31,041	100,955	97,507
Real estate taxes	45,076	47,812	135,607	130,886
Depreciation and amortization	94,239	98,337	285,040	294,634
Provision for doubtful accounts	1,216	2,218	4,023	6,579
Impairment of real estate assets	11,065	1,971	27,383	1,971
General and administrative	22,838	21,787	67,043	69,709
Total operating expenses	204,939	203,166	620,051	601,286

Other income (expense)
Dividends and interest	76	89	234	481
Interest expense	(57,410)	(57,855)	(170,584)	(171,482)
Gain on sale of real estate assets	25,942	2,450	54,920	10,232
Gain (loss) on extinguishment of debt, net	1,828	(1,042)	488	(949)
Other	(1,200)	(1,370)	(2,591)	(4,258)
Total other expense	(30,764)	(57,728)	(117,533)	(165,976)

Income before equity in income of unconsolidated joint venture	78,793	57,683	225,536	184,476
Equity in income of unconsolidated joint venture	31	122	381	348
Gain on disposition of unconsolidated joint venture interest	4,556	—	4,556	—

Net income	83,380	57,805	230,473	184,824

Net income attributable to non-controlling interests	—	(313)	(76)	(2,399)

Net income attributable to Brixmor Property Group Inc.	83,380	57,492	230,397	182,425
Preferred stock dividends	—	—	(39)	—
Net income attributable to common stockholders	$83,380	$57,492	$230,358	$182,425
Per common share:
Net income attributable to common stockholders:
Basic	$0.27	$0.19	$0.76	$0.61
Diluted	$0.27	$0.19	$0.75	$0.61
Weighted average shares:
Basic	304,936	303,013	304,810	300,697
Diluted	305,176	303,521	305,175	301,146
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$83,380	$57,805	230,473	184,824
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(962)	1,321	(1,434)	2,413
Change in unrealized gain (loss) on marketable securities	(11)	(54)	(31)	81
Total other comprehensive income (loss)	(973)	1,267	(1,465)	2,494
Comprehensive income	82,407	59,072	229,008	187,318
Comprehensive income attributable to non-controlling interests	—	(313)	(76)	(2,399)
Comprehensive income attributable to common stockholders	$82,407	$58,759	$228,932	$184,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2016	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302
Common stock dividends ($0.735 per common share)	—	—	—	—	(221,828)	—	(221,828)
Distributions to non-controlling interests	—	—	—	—	—	(2,304)	(2,304)
Equity based compensation expense	—	—	7,954	—	—	87	8,041
Issuance of common stock and OP Units	207	2	(1,395)	—	—	1,604	211
Other comprehensive income	—	—	—	2,494	—	—	2,494
Conversion of Operating Partnership units into common stock	4,976	50	47,876	—	—	(47,926)	—
Shared-based awards retained for taxes	—	—	(3,206)	—	—	—	(3,206)
Net income	—	—	—	—	182,425	2,399	184,824
Ending balance, September 30, 2016	304,321	$3,043	$3,321,475	$(15)	$(440,348)	$4,379	$2,888,534

Beginning balance, January 1, 2017	304,343	$3,043	$3,324,874	$21,519	$(426,552)	$4,276	$2,927,160
Common stock dividends ($0.78 per common share)	—	—	—	—	(238,662)	—	(238,662)
Equity based compensation expense	—	—	7,835	—	—	3	7,838
Preferred stock redemptions/dividends	—	—	—	—	(641)	(648)	(1,289)
Issuance of common stock and OP Units	191	6	—	—	—	(6)	—
Other comprehensive loss	—	—	—	(1,465)	—	—	(1,465)
Conversion of Operating Partnership units into common stock	403	—	3,701	—	—	(3,701)	—
Shared-based awards retained for taxes	—	—	(2,714)	—	—	—	(2,714)
Net income	—	—	—	—	230,397	76	230,473
Ending balance, September 30, 2017	304,937	$3,049	$3,333,696	$20,054	$(435,458)	$—	$2,921,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$230,473	$184,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285,040	294,634
Debt premium and discount amortization	(4,371)	(10,630)
Deferred financing cost amortization	5,283	5,827
Above- and below-market lease intangible amortization	(23,012)	(29,471)
Provisions for impairment	27,383	1,971
Gain on disposition of operating properties	(54,920)	(10,232)
Gain on disposition of unconsolidated joint venture interest	(4,556)	—
Equity based compensation	7,838	8,041
Other	1,836	797
(Gain) loss on extinguishment of debt, net	(494)	937
Changes in operating assets and liabilities:
Receivables	(15,675)	4,042
Deferred charges and prepaid expenses	(41,760)	(33,101)
Other assets	(3,753)	350
Accounts payable, accrued expenses and other liabilities	11,801	3,202
Net cash provided by operating activities	421,113	421,191

Investing activities:
Improvements to and investments in real estate assets	(140,036)	(135,868)
Acquisitions of real estate assets	(111,790)	(6,733)
Proceeds from sales of real estate assets	228,680	31,068
Proceeds from sale of unconsolidated joint venture interest	12,369	—
Purchase of marketable securities	(23,998)	(35,172)
Proceeds from sale of marketable securities	20,640	31,622
Net cash used in investing activities	(14,135)	(115,083)

Financing activities:
Repayment of debt obligations and financing liabilities	(396,356)	(865,918)
Repayment of borrowings under unsecured revolving credit facility	(548,000)	(805,000)
Proceeds from borrowings under unsecured revolving credit facility	426,000	481,000
Proceeds from unsecured term loan and notes	1,193,916	1,094,648
Repayment of borrowings under unsecured term loan	(790,000)	—
Deferred financing costs	(11,179)	(17,698)
Distributions to common stockholders	(238,106)	(220,627)
Distributions to non-controlling interests	(1,390)	(3,492)
Repurchase of common shares in conjunction with equity award plans	(2,714)	(3,206)
Net cash used in financing activities	(367,829)	(340,293)

Change in cash, cash equivalents and restricted cash	39,149	(34,185)
Cash, cash equivalents and restricted cash at beginning of period	102,869	110,990
Cash, cash equivalents and restricted cash at end of period	$142,018	$76,805

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$29,978	$31,143
Restricted cash	112,040	45,662
Cash, cash equivalents and restricted cash at end of period	$142,018	$76,805

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,268 and $1,918	$176,524	$183,505
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2017	December 31, 2016
Assets
Real estate
Land	$1,985,781	$2,006,655
Buildings and improvements	8,944,738	9,002,403
	10,930,519	11,009,058
Accumulated depreciation and amortization	(2,320,090)	(2,167,054)
Real estate, net	8,610,429	8,842,004

Investments in and advances to unconsolidated joint venture	—	7,921
Cash and cash equivalents	29,948	51,368
Restricted cash	112,040	51,467
Marketable securities	28,622	25,356
Receivables, net of allowance for doubtful accounts of $16,177 and $16,756	219,873	178,216
Deferred charges and prepaid expenses, net	143,140	122,787
Other assets	51,920	40,315
Total assets	$9,195,972	$9,319,434

Liabilities
Debt obligations, net	$5,713,688	$5,838,889
Accounts payable, accrued expenses and other liabilities	561,191	553,636
Total liabilities	6,274,879	6,392,525

Commitments and contingencies (Note 13)

Capital
Partnership common units; 304,937,144 and 304,720,842 units issued and outstanding	2,901,026	2,905,378
Accumulated other comprehensive income	20,067	21,531
Total capital	2,921,093	2,926,909
Total liabilities and capital	$9,195,972	$9,319,434
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per unit data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$246,578	$247,859	$749,976	$744,580
Expense reimbursements	66,489	69,469	206,718	200,944
Other revenues	1,429	1,249	6,426	6,214
Total revenues	314,496	318,577	963,120	951,738

Operating expenses
Operating costs	30,505	31,041	100,955	97,507
Real estate taxes	45,076	47,812	135,607	130,886
Depreciation and amortization	94,239	98,337	285,040	294,634
Provision for doubtful accounts	1,216	2,218	4,023	6,579
Impairment of real estate assets	11,065	1,971	27,383	1,971
General and administrative	22,838	21,787	67,043	69,709
Total operating expenses	204,939	203,166	620,051	601,286

Other income (expense)
Dividends and interest	76	89	234	481
Interest expense	(57,410)	(57,855)	(170,584)	(171,482)
Gain on sale of real estate assets	25,942	2,450	54,920	10,232
Gain (loss) on extinguishment of debt, net	1,828	(1,042)	488	(949)
Other	(1,200)	(1,370)	(2,591)	(4,258)
Total other expense	(30,764)	(57,728)	(117,533)	(165,976)

Income before equity in income of unconsolidated joint venture	78,793	57,683	225,536	184,476
Equity in income of unconsolidated joint venture	31	122	381	348
Gain on disposition of unconsolidated joint venture interest	4,556	—	4,556	—

Net income attributable to Brixmor Operating Partnership LP	$83,380	$57,805	$230,473	$184,824
Per common unit:
Net income attributable to partnership common units:
Basic	$0.27	$0.19	$0.76	$0.61
Diluted	$0.27	$0.19	$0.76	$0.61
Weighted average number of partnership common units:
Basic	304,936	304,659	304,914	304,577
Diluted	305,176	305,167	305,175	305,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Brixmor Operating Partnership LP	$83,380	$57,805	$230,473	$184,824
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(962)	1,321	(1,434)	2,413
Change in unrealized gain (loss) on marketable securities	(10)	(54)	(30)	76
Total other comprehensive income (loss)	(972)	1,267	(1,464)	2,489
Comprehensive income attributable to Brixmor Operating Partnership LP	$82,408	$59,072	$229,009	$187,313
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2016	$2,922,565	$(2,495)	$2,920,070
Distributions to partners	(224,148)	—	(224,148)
Equity based compensation expense	8,041	—	8,041
Other comprehensive income	—	2,489	2,489
Issuance of OP Units	211	—	211
Share-based awards retained for taxes	(3,206)	—	(3,206)
Net income attributable to Brixmor Operating Partnership LP	184,824	—	184,824
Ending balance, September 30, 2016	$2,888,287	$(6)	$2,888,281

Beginning balance, January 1, 2017	$2,905,378	$21,531	$2,926,909
Distributions to partners	(239,949)	—	(239,949)
Equity based compensation expense	7,838	—	7,838
Other comprehensive loss	—	(1,464)	(1,464)
Share-based awards retained for taxes	(2,714)	—	(2,714)
Net income attributable to Brixmor Operating Partnership LP	230,473	—	230,473
Ending balance, September 30, 2017	$2,901,026	$20,067	$2,921,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$230,473	$184,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285,040	294,634
Debt premium and discount amortization	(4,371)	(10,630)
Deferred financing cost amortization	5,283	5,827
Above- and below-market lease intangible amortization	(23,012)	(29,471)
Provisions for impairment	27,383	1,971
Gain on disposition of operating properties	(54,920)	(10,232)
Gain on disposition of unconsolidated joint venture interest	(4,556)	—
Equity based compensation	7,838	8,041
Other	1,836	797
(Gain) loss on extinguishment of debt, net	(494)	937
Changes in operating assets and liabilities:
Receivables	(15,675)	4,042
Deferred charges and prepaid expenses	(41,760)	(33,101)
Other assets	(3,753)	350
Accounts payable, accrued expenses and other liabilities	11,801	3,202
Net cash provided by operating activities	421,113	421,191

Investing activities:
Improvements to and investments in real estate assets	(140,036)	(135,868)
Acquisitions of real estate assets	(111,790)	(6,733)
Proceeds from sales of real estate assets	228,680	31,068
Proceeds from sale of unconsolidated joint venture interest	12,369	—
Purchase of marketable securities	(23,995)	(35,163)
Proceeds from sale of marketable securities	20,640	31,622
Net cash used in investing activities	(14,132)	(115,074)

Financing activities:
Repayment of debt obligations and financing liabilities	(396,356)	(865,918)
Repayment of borrowings under unsecured revolving credit facility	(548,000)	(805,000)
Proceeds from borrowings under unsecured revolving credit facility	426,000	481,000
Proceeds from unsecured term loan and notes	1,193,916	1,094,648
Repayment of borrowings under unsecured term loan	(790,000)	—
Deferred financing costs	(11,179)	(17,698)
Partner distributions	(242,209)	(227,348)
Net cash used in financing activities	(367,828)	(340,316)

Change in cash, cash equivalents and restricted cash	39,153	(34,199)
Cash, cash equivalents and restricted cash at beginning of period	102,835	110,968
Cash, cash equivalents and restricted cash at end of period	$141,988	$76,769

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$29,948	$31,107
Restricted cash	112,040	45,662
Cash, cash equivalents and restricted cash at end of period	$141,988	$76,769

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,268 and $1,918	$176,524	$183,505
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates one of the largest open air retail portfolios by gross leasable area ("GLA") in the United States, comprised primarily of community and neighborhood shopping centers. As of September 30, 2017, the Company's portfolio was comprised of 498 wholly owned shopping centers totaling approximately 84 million square feet of gross leasable area (the “Portfolio”). In addition, the Company has one land parcel currently under development. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization associated with the asset group.

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

The Company has analyzed the tax position taken on income tax returns for the open 2013 through 2017 tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2017 and December 31, 2016.

New Accounting Pronouncements
In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12 "Derivatives and Hedging (Topic 815)." ASU 2017-12 amends guidance to more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The standard is effective on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2017-12 to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718)." ASU 2017-09 clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805)." ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will result in many real estate transactions being classified as an asset acquisition and transaction costs being capitalized.  The standard is effective on January 1, 2018, with early adoption permitted. ASU 2017-01 was early adopted by the Company on

January 1, 2017. As a result of adopting ASU 2017-01 the Company has begun capitalizing transaction costs associated with the acquisition of real estate assets. During the three months ended September 30, 2017, the Company did not capitalize any transaction costs. During the nine months ended September 30, 2017, the Company capitalized $0.4 million of transaction costs. The Company determined that these amounts did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230)." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard is effective on January 1, 2018, with early adoption permitted. ASU 2016-18 was early adopted by the Company on January 1, 2017. As a result of adopting ASU 2016-18 the Company now presents the unaudited Condensed Consolidated Statement of Cash Flows inclusive of restricted cash balances and also provides a reconciliation to the cash and cash equivalents and restricted cash amounts presented on the unaudited Condensed Consolidated Balance Sheets. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)." ASU 2016-15 provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees. The standard is effective on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)." ASU 2016-09 sets out amendments to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The new standard became effective for the Company on January 1, 2017. As a result of adopting ASU 2016-09 the Company has elected to account for share-based award forfeitures on an actual basis as opposed to the use of an estimated forfeiture rate. The Company determined these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The Company will continue to evaluate the effect the adoption of ASU 2016-02 will have on the unaudited Condensed Consolidated Financial Statements of the Company. However, the Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its unaudited Condensed Consolidated Balance Sheets at fair value upon adoption. In addition, direct internal leasing overhead costs will continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized will be expensed under ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The pronouncement allows either a full or modified retrospective method of adoption and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption is permitted for reporting periods beginning after December 15, 2016. A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the recently issued leasing guidance discussed above. The Company continues to evaluate the effect the adoption of ASU 2014-09 will have on the Company’s other sources of revenue. These include reimbursement amounts the Company receives from tenants for operating expenses such as real estate taxes, insurance and other common area expenses. However, the Company currently does not believe the adoption of ASU 2014-09 will significantly affect the timing of the recognition of the Company’s reimbursement revenue.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the nine months ended September 30, 2017, the Company acquired the following for an aggregate purchase price, including transaction costs, of (dollars in thousands):

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
The aggregate purchase price of the properties acquired during the nine months ended September 30, 2017, has been allocated as follows:

Nine Months Ended September 30, 2017
Assets
Land	$19,240
Buildings	75,286
Building and tenant improvements	9,177
Above market rents	2,381
In-place leases	8,608
Total assets	114,692

Liabilities
Accounts payable, accrued expenses and other liabilities (below market leases)	2,902
Total liabilities	2,902
Net Assets Acquired	$111,790

In addition, during the nine months ended September 30, 2016, the Company acquired two land parcels and one outparcel building for an aggregate purchase price of $1.2 million. These amounts are included in Improvements to and investments in real estate assets on the Company’s unaudited Condensed Consolidated Statement of Cash Flows.

3.    Dispositions and Assets Held for Sale
During the three months ended September 30, 2017, the Company disposed of eight wholly owned shopping centers for net proceeds of $121.4 million resulting in a gain of $25.9 million and impairment of $0.4 million. During the nine months ended September 30, 2017, the Company disposed of 14 wholly owned shopping centers and two outparcel buildings for net proceeds of $228.7 million resulting in a gain of $54.9 million and impairment of $0.4 million. During the three and nine months ended September 30, 2017, the Company disposed of its unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million. The Company had one property held for sale as of September 30, 2017 with a carrying value of $8.2 million.

During the three months ended September 30, 2016, the Company disposed of two shopping centers for net proceeds of $10.6 million resulting in a gain of $2.5 million. During the nine months ended September 30, 2016, the Company disposed of four shopping centers and one outparcel building for net proceeds of $31.1 million resulting in a gain of $10.2 million and an impairment of less than $0.1 million. The Company had two properties held for sale as of September 30, 2016 with a carrying value of $24.1 million. In connection with these properties becoming held for sale, the Company recognized a $2.0 million impairment to reduce the carrying value of one of the properties to its estimated net realizable value. The impairment charge was based upon the sales price in the signed contract with the third party buyer, adjusted to reflect associated disposition costs.

There were no discontinued operations for the three and nine months ended September 30, 2017 and 2016 as none of the dispositions represented a strategic shift in the Company's business that would qualify as discontinued operations.

4.    Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2017	December 31, 2016
Land	$1,985,781	$2,006,655
Buildings and improvements:
Buildings and tenant improvements	8,143,978	8,165,672
Lease intangibles (1)	800,760	836,731
	10,930,519	11,009,058
Accumulated depreciation and amortization (2)	(2,320,090)	(2,167,054)
Total	$8,610,429	$8,842,004

(1)
At September 30, 2017 and December 31, 2016, Lease intangibles consisted of $723.2 million and $758.0 million, respectively, of in-place leases and $77.6 million and $78.7 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(2)
At September 30, 2017 and December 31, 2016, Accumulated depreciation and amortization included $630.0 million and $632.8 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, at September 30, 2017 and December 31, 2016, the Company had intangible liabilities relating to below-market leases of $468.6 million and $485.2 million, respectively, and accumulated accretion of $277.2 million and $261.7 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets.

Net above and below market lease intangible accretion income for the three months ended September 30, 2017 and 2016 was $7.6 million and $9.4 million, respectively. Net above and below market lease intangible accretion income for the nine months ended September 30, 2017 and 2016 was $23.0 million and $29.5 million, respectively. These amounts are included in Rental income in the Company's unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2017 and 2016 was $10.8 million and $14.5 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2017 and 2016 was $36.3 million and $47.7 million, respectively. These amounts are included in Depreciation and amortization in the Company's unaudited Condensed Consolidated Statements of Operations. The estimated net accretion (income) and amortization expense associated with the Company’s above and below market leases and in-place leases for the next five years are as follows:

Year ending December 31,	Above- and below-market lease accretion (income), net	In-place lease amortization expense
2017 (remaining three months)	$(6,590)	$9,642
2018	(24,797)	33,291
2019	(20,882)	26,284
2020	(17,036)	19,611
2021	(14,066)	14,151

5.    Impairments
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value. The Company recognized the following impairments during the three months ended September 30, 2017:

Three Months Ended September 30, 2017
Property Name	Location	GLA	Impairment Charge
Lexington Road Plaza(1)	Versailles, KY	197,668	$6,393
Shops at Seneca Mall(1)	Liverpool, NY	231,024	1,507
Remount Village Shopping Center(1)	North Charleston, SC	60,238	599
Fashion Square(1)	Orange Park, FL	36,029	2,125
Renaissance Center East(1)(2)	Las Vegas, NV	144,216	52
The Shoppes at North Ridgeville(1)(2)	North Ridgeville, OH	59,852	389
		729,027	$11,065

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company's capital recycling program.

(2)	The Company disposed of this property during the three months ended September 30, 2017.

The Company recognized the following impairments during the nine months ended September 30, 2017:

Nine Months Ended September 30, 2017
Property Name	Location	GLA	Impairment Charge
The Plaza at Salmon Run(1)	Watertown, NY	68,761	$3,486
Smith's(1)	Socorro, NM	48,000	2,200
The Manchester Collection(1)	Manchester, CT	342,247	9,026
Renaissance Center East(1)(2)	Las Vegas, NV	144,216	1,658
Lexington Road Plaza(1)	Versailles, KY	197,668	6,393
Shops at Seneca Mall(1)	Liverpool, NY	231,024	1,507
Remount Village Shopping Center(1)	North Charleston, SC	60,238	599
Fashion Square(1)	Orange Park, FL	36,029	2,125
The Shoppes at North Ridgeville(1)(2)	North Ridgeville, OH	59,852	389
		1,188,035	$27,383

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company's capital recycling program.

(2)	The Company disposed of this property during the nine months ended September 30, 2017.

The Company recognized the following impairments during the three and nine months ended September 30, 2016:

Three and Nine Months Ended September 30, 2016
Property Name	Location	GLA	Impairment Charge
Inwood Forest(1)	Houston, TX	77,553	$52
Plymouth Plaza(2)	Plymouth Meeting, PA	30,013	1,990
Other	-	N/A	(71)
		107,566	$1,971

(1)	The Company disposed of this property during the three and nine months ended September 30, 2016.

(2)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company's capital recycling program.

The Company can provide no assurance that material impairment charges with respect to its Portfolio will not occur in future periods. See Note 8 for additional information regarding the fair value of impairments taken on operating properties.

6.    Financial Instruments - Derivatives and Hedging
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the three and nine months ended September 30, 2017, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2016, the Company entered into nine forward starting interest rate swap agreements (the “Swaps”) with an effective date of November 1, 2016 and an aggregate notional value of $1.4 billion to partially hedge the variable cash flows associated with variable LIBOR based interest rate debt.

Detail of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2017 and December 31, 2016 is as follows:

	Number of Instruments		Notional Amount
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Interest Rate Swaps	9	9	$1,400,000	$1,400,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of September 30, 2017 and December 31, 2016, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2017	December 31, 2016
Gross derivative assets	$20,171	$21,605
Gross derivative liabilities	—	—
Net derivative assets	$20,171	$21,605

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

The effective portion of the Company's interest rate swaps that was recognized in the Company’s unaudited Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Change in unrealized gain (loss) on interest rate swaps	$132	$79	$(532)	$(1,704)
Amortization of interest rate swaps to interest expense	(1,094)	1,242	(902)	4,117
Change in unrealized gain (loss) on interest rate swaps, net	$(962)	$1,321	$(1,434)	$2,413

The Company estimates that $7.0 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2017 and 2016.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2017 and December 31, 2016, the Company did not have any non-designated hedges.

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

7.    Debt Obligations
As of September 30, 2017 and December 31, 2016, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2017	December 31, 2016	Stated Interest Rates (7)	Scheduled Maturity Date
Secured loans
Secured loans(1)(2)	$915,936	$1,312,292	4.40% - 7.89%	2017 – 2024
Net unamortized premium	16,803	25,189
Net unamortized debt issuance cost	(150)	(387)
Total secured loans, net	$932,589	$1,337,094

Notes payable
Unsecured notes(3)	$3,218,453	$2,318,453	3.25% - 7.97%	2022 - 2029
Net unamortized discount	(13,965)	(9,097)
Net unamortized debt issuance cost	(23,306)	(17,402)
Total notes payable, net	$3,181,182	$2,291,954

Unsecured Credit Facility and Term Loan
Unsecured Credit Facility(4)	$710,000	$1,622,000	2.60%	2018 – 2021
Unsecured $600 Million Term Loan(5)	600,000	600,000	2.65%	2019
Unsecured $300 Million Term Loan(6)	300,000	—	3.14%	2024
Net unamortized debt issuance cost	(10,083)	(12,159)
Total Unsecured Credit Facility and Term Loan	$1,599,917	$2,209,841

Total debt obligations, net	$5,713,688	$5,838,889

(1)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of September 30, 2017 of approximately $1.8 billion.

(2)	The weighted average interest rate on the Company’s fixed rate secured loans was 6.16% as of September 30, 2017.

(3)	The weighted average interest rate on the Company’s unsecured notes was 3.81% as of September 30, 2017.

(4)
Effective November 1, 2016, the Company has in place one interest rate swap agreement that converts the variable interest rate on $210.0 million of a term loan under the Company's $2.75 billion senior unsecured credit facility as amended July 25, 2016, (the "Unsecured Credit Facility") to a fixed interest rate of 0.82% (plus a spread of 135 bps) through July 31, 2018, and three interest rate swap agreements that convert the variable interest rate on a $500.0 million term loan under the Unsecured Credit Facility to a fixed interest rate of 1.11% (plus a spread of 135 bps) through July 30, 2021.

(5)
Effective November 1, 2016, the Company has in place two interest rate swap agreements that convert the variable interest rate on $200.0 million of the Company's $600 million term loan as amended July 25, 2016, (the "$600 million Term Loan") to a fixed, combined interest rate of 0.82% (plus a spread of 140 bps) through July 31, 2018, and three interest rate swap agreements that convert the variable interest rate on $400.0 million of the $600 million Term Loan to a fixed interest rate of 0.88% (plus a spread of 140 bps) through March 18, 2019.

(6)
Effective July 28, 2017, the Company has in place one interest rate swap agreement that converts the variable interest rate on $90.0 million of the $300 Million Term Loan (defined below) to a fixed interest rate of 0.82% (plus a spread of 190 bps) through July 31, 2018.

(7)	The stated interest rates are as of September 30, 2017 and do not include the impact of any interest rate swap agreements.

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

In July 2017, the Operating Partnership entered into a $300.0 million variable rate unsecured term loan facility (the "$300 Million Term Loan"). The $300 Million Term Loan has a seven-year term maturing on July 26, 2024, with no available extension options, and bears interest at a rate of LIBOR plus 190 basis points (based on the Operating Partnership’s current credit ratings). Proceeds from the $300 Million Term Loan were used to prepay $300.0 million of an unsecured term loan under the Company's Unsecured Credit Facility maturing July 31, 2018.

During the nine months ended September 30, 2017, the Company repaid $380.3 million of secured loans and $790.0 million of an unsecured term loan under the Company's Unsecured Credit Facility, resulting in a $0.5 million gain on extinguishment of debt, net. These repayments were funded primarily with proceeds from the issuance of the 2027 Notes, 2024 Notes and $300 Million Term Loan. In addition, during the nine months ended September 30, 2017, the Company repaid $122.0 million, net of borrowings on the Revolving Facility.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2017.

Debt Maturities
As of September 30, 2017 and December 31, 2016, the Company had accrued interest of $27.2 million and $34.1 million outstanding, respectively. As of September 30, 2017, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2017 (remaining three months)	$13,165
2018	227,892
2019	618,437
2020	673,217
2021	686,225
Thereafter	3,525,453
Total debt maturities	5,744,389
Net unamortized premiums and discounts	2,838
Net unamortized debt issuance costs	(33,539)
Total debt obligations, net	$5,713,688

8.     Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2017		December 31, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$932,589	$989,296	$1,337,094	$1,410,698
Notes payable	3,181,182	3,231,275	2,291,954	2,302,048
Unsecured Credit Facility and Term Loans	1,599,917	1,611,802	2,209,841	2,223,807
Total debt obligations, net	$5,713,688	$5,832,373	$5,838,889	$5,936,553

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$28,840	$986	$27,854	$—
Interest rate derivatives	$20,171	$—	$20,171	$—

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$25,573	$5,679	$19,894	$—
Interest rate derivatives	$21,605	$—	$21,605	$—

(1)	As of September 30, 2017 and December 31, 2016 marketable securities included $0.1 million of net unrealized losses.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis. The table includes information related to properties remeasured to fair value as a result of impairment testing:

	Fair Value Measurements as of September 30, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Properties(1)(2)	$69,652	$—	$—	$69,652

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Properties(3)	$285	$—	$—	$285

(1)
During the nine months ended September 30, 2017, the Company recognized $15.3 million of impairment based upon offers from third party buyers and $12.1 million of impairment based upon a discounted cash flow analysis. The discounted cash flow analysis included all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and future expectations. The capitalization rates (ranging from 7.0% to 8.5%) and discount rates (ranging from 7.9% to 9.5%) which were utilized in the analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

(2)
The carrying value of properties remeasured to fair value during the nine months ended September 30, 2017 include: (i) $7.8 million related to The Plaza at Salmon Run, (ii) $1.9 million related to Smith's, (iii) $46.9 million related to The Manchester Collection, (iv) $4.7 million related to Lexington Road Plaza, (v) $3.8 million related to Shops at Seneca Mall, (vi) $2.2 million related to Remount Village Shopping Center, and (vii) $2.4 million related to Fashion Square.

(3)
The carrying value of properties remeasured to fair value during the year ended December 31, 2016 include: (i) $0.1 million related to a parcel at Country Hills Shopping Center and (ii) $0.2 million related to Milford Center.

9. Equity and Capital
ATM
In 2015, the Parent Company entered into an at-the-market equity offering program (“ATM”) through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. No shares have been issued under the ATM and as result $400.0 million of common stock remained available for issuance under the ATM as of September 30, 2017.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company's equity-based compensation plan, the Company withholds shares to satisfy statutory minimum tax withholding obligations. During the nine months ended September 30, 2017 and 2016, the Company withheld 0.1 million shares.

Dividends and Distributions
During the three months ended September 30, 2017 and 2016, the Company declared common stock dividends and OP unit distributions of $0.260 per share/unit and $0.245 per share/unit, respectively. As of September 30, 2017 and December 31, 2016, the Company had declared but unpaid common stock dividends and OP unit distributions of $81.1 million and $80.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
During the nine months ended September 30, 2017, the Company exchanged 0.4 million shares of the Company's common stock for an equal number of outstanding OP Units held by certain members of the Parent Company's current and former management. As of September 30, 2017, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100.0% of the outstanding OP Units.

Preferred Stock
During the nine months ended September 30, 2017, the Company redeemed all 125 shares of BPG Sub Series A Redeemable Preferred Stock for $10,000 per share.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, with each tranche subject to separate performance-based, market-based and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect to each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to service-based vesting conditions. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.6 million and 0.8 million for the nine months ended September 30, 2017 and year ended December 31, 2016, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted under the Plan, fair value is based on the Company grant date stock price. For the market-based RSUs granted during the nine months ended September 30, 2017 and year ended December 31, 2016, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 22.0% to 23.0% and 23.5% to 26.5%, respectively; (ii) a weighted average risk-free interest rate of 1.20% to 1.41% and 1.0%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 4.0% to 4.6% and 3.8%, respectively.

During the three months ended September 30, 2017 and 2016, the Company recognized $2.9 million and $3.5 million of equity compensation expense, respectively. During the nine months ended September 30, 2017, the Company recognized $7.8 million of equity compensation expense. During the nine months ended September 30, 2016, the Company recognized $8.0 million of equity compensation expense, which included the reversal of $2.6 million of previously recognized expense as a result of forfeitures and the acceleration of $2.7 million of expense associated with the issuance of shares, both in connection with the separation of certain Company executives. These amounts are included in General and administrative expense in the Company's unaudited Condensed Consolidated Statements of Operations. As of September 30, 2017, the Company had $13.4 million of total unrecognized compensation expense related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Computation of Basic Earnings Per Share:
Net income	$83,380	$57,805	$230,473	$184,824
Income attributable to non-controlling interests	—	(313)	(76)	(2,399)
Non-forfeitable dividends on unvested restricted shares	(10)	(9)	(31)	(26)
Preferred stock dividends	—	—	(39)	—
Net income attributable to the Company’s common stockholders for basic earnings per share	$83,370	$57,483	$230,327	$182,399

Weighted average shares outstanding - basic	304,936	303,013	304,810	300,697

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.27	$0.19	$0.76	$0.61

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for basic earnings per share	$83,370	$57,483	$230,327	$182,399
Allocation of net income to dilutive convertible non-controlling interests	—	—	76	—
Net income attributable to the Company’s common stockholders for diluted earnings per share	$83,370	$57,483	$230,403	$182,399

Weighted average shares outstanding - basic	304,936	303,013	304,810	300,697
Effect of dilutive securities:
Conversion of OP Units	—	—	104	—
Equity awards	240	508	261	449
Weighted average shares outstanding - diluted	305,176	303,521	305,175	301,146

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.27	$0.19	$0.75	$0.61

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$83,380	$57,805	$230,473	$184,824
Non-forfeitable dividends on unvested restricted units	(10)	(9)	(31)	(26)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$83,370	$57,796	$230,442	$184,798

Weighted average common units outstanding - basic	304,936	304,659	304,914	304,577

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income	$0.27	$0.19	$0.76	$0.61

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$83,370	$57,796	$230,442	$184,798

Weighted average common units outstanding - basic	304,936	304,659	304,914	304,577
Effect of dilutive securities:
Equity awards	240	508	261	449
Weighted average common units outstanding - diluted	305,176	305,167	305,175	305,026

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net Income	$0.27	$0.19	$0.76	$0.61

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

The Company entered into a preliminary agreement in May 2017, which was finalized in July 2017, to settle the putative securities class action complaint filed in March 2016 by the Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds related to the previously disclosed review conducted by the Company’s Audit Committee for $28.0 million. The settlement amount is within the coverage amount of the Company’s applicable insurance policies. There can be no assurance that such settlement will be approved by the Court. Based on current information, the Company accrued $28.0 million as of September 30, 2017 with respect to the settlement agreement. This amount is included in Accounts payable, accrued expenses and other liabilities in the Company's unaudited Condensed Consolidated Balance Sheets. Because the settlement amount is within the coverage amount of the Company’s applicable insurance policies, the Company accrued a receivable of $28.0 million as of September 30, 2017. This amount is included in Accounts receivable, net in the Company's unaudited Condensed Consolidated Balance Sheets.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers that it operates and enters into office leases for administrative space. During the three months ended September 30, 2017 and 2016, the Company recognized rent expense associated with these leases of $1.9 million. During the nine months ended September 30, 2017 and 2016, the Company recognized rent expense associated with these leases of $5.6 million and $6.5 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2017 (remaining three months)	$1,828
2018	7,127
2019	7,046
2020	7,060
2021	7,251
Thereafter	79,084
Total minimum annual rental commitments	$109,396

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

Pursuant to the employment agreement dated April 12, 2016 between the Company and James Taylor, the Company’s chief executive officer, the Company was contingently obligated to purchase Mr. Taylor’s former residence for an amount equal to the appraised value of the residence as of a date within 120 days of the execution of the employment agreement.  Based upon the contingency being triggered in May 2017, the Company purchased the residence on July 5, 2017 for the appraised value of $4.4 million. The Company intends to sell the residence. Based on an August 2017 appraisal, the value of the residence was $3.9 million.

As of September 30, 2017 and December 31, 2016, there were no material receivables from or payables to related parties.

15.    Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2017 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2017 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein to refer to each of BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area ("GLA") in the United States, comprised primarily of community and neighborhood shopping centers. As of September 30, 2017, we owned interests in 498 wholly owned shopping centers (the “Portfolio”) with approximately 84 million square feet of GLA. In addition, we have one land parcel currently under development. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements for our taxable year ended December 31, 2016 and expects to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to BPG’s stockholders through consistent, sustainable growth in cash flow. We seek to achieve this through proactive management of and accretive reinvestment in our existing Portfolio of high-quality open air shopping centers, and disciplined capital recycling program focused on maximizing asset value and achieving critical mass in attractive retail submarkets. Our key strategies to achieve growth in cash flow include capitalizing on below-market expiring leases, achieving occupancy increases, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth.

We believe the following set of competitive advantages positions us to achieve our key strategies:

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

Other Factors That May Influence our Future Results
We derive our revenues primarily from rent and expense reimbursements due to us from tenants under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us under contractual lease obligations for their proportional share of the property’s operating expenses, insurance and real estate taxes and certain capital expenditures related to maintenance of the properties.

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

Portfolio and Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Occupancy
Billed	89.6%	90.6%	89.6%	90.6%
Leased	91.6%	92.6%	91.6%	92.6%
Executed leases
New leases
Leases executed	158	191	472	569
GLA executed	0.7 million	0.8 million	2.3 million	2.6 million
Renewal leases
Leases executed	235	229	721	720
GLA executed	1.4 million	1.2 million	3.5 million	3.3 million
Option leases
Leases executed	93	93	240	275
GLA executed	1.3 million	1.5 million	3.2 million	4.8 million
Total
Leases executed	486	513	1,433	1,564
GLA executed	3.4 million	3.5 million	9.0 million	10.7 million
New and renewal lease statistics
New leases
Average ABR per square foot	$16.89	$15.53	$15.92	$15.40
Average ABR per square foot increase (1)	20.7%	26.2%	30.6%	28.4%
Average tenant improvements per square foot	$23.39	$20.83	$22.87	$20.59
Average leasing commissions per square foot	$4.19	$3.37	$3.90	$3.28
New and renewal leases
Average ABR per square foot	$14.99	$13.40	$15.57	$14.93
Average ABR per square foot increase (1)	12.7%	14.7%	15.2%	15.5%
Average tenant improvements per square foot	$11.76	$8.72	$11.33	$9.26
Average leasing commissions per square foot	$1.52	$1.38	$1.62	$1.48

(1)	Based on comparable leases only.

Acquisition Activity

•
During the nine months ended September 30, 2017, we acquired one shopping center, one building, two outparcel buildings and two outparcels for an aggregate purchase price, including transaction costs, of $111.8 million.

Disposition Activity

•
During the nine months ended September 30, 2017, we disposed of 14 wholly owned shopping centers and two outparcel buildings for net proceeds of $228.7 million resulting in a gain of $54.9 million and impairment of $0.4 million. In addition, during the nine months ended September 30, 2017, we disposed of our unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

Results of Operations
The results of operations discussion is combined for the Parent Company and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Revenues (in thousands)

	Three Months Ended September 30,
	2017	2016	$ Change
Revenues
Rental income	$246,578	$247,859	$(1,281)
Expense reimbursements	66,489	69,469	(2,980)
Other revenues	1,429	1,249	180
Total revenues	$314,496	$318,577	$(4,081)

Rental income
The decrease in rental income for the three months ended September 30, 2017 of $1.3 million, as compared to the corresponding period in 2016, was primarily due to (i) a $2.1 million decrease in above and below market lease accretion, net of tenant inducements; and (ii) a $0.9 million decrease in straight-line rent; partially offset by (iii) a $1.1 million increase in lease settlement income; and (iv) a $0.9 million increase in base rent. The base rent increase was driven primarily by contractual rent increases as well as positive rent spreads of 12.2% during the nine months ended September 30, 2017 and 11.3% in 2016 for new and renewal leases and option exercises, partially offset by a decline in occupancy.

Expense reimbursements
The decrease in expense reimbursements for the three months ended September 30, 2017 of $3.0 million, as compared to the corresponding period in 2016, was primarily due to a decrease in reimbursable real estate tax expenses.

Other revenues
The increase in other revenues for the three months ended September 30, 2017 of $0.2 million, as compared to the corresponding period in 2016, was primarily due to an increase in percentage rent.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2017	2016	$ Change
Operating expenses
Operating costs	$30,505	$31,041	$(536)
Real estate taxes	45,076	47,812	(2,736)
Depreciation and amortization	94,239	98,337	(4,098)
Provision for doubtful accounts	1,216	2,218	(1,002)
Impairment of real estate assets	11,065	1,971	9,094
General and administrative	22,838	21,787	1,051
Total operating expenses	$204,939	$203,166	$1,773

Operating costs
The decrease in operating costs for the three months ended September 30, 2017 of $0.5 million, as compared to the corresponding period in 2016, was primarily due to a decrease in insurance expenses, partially offset by an increase in repair and maintenance costs.

Real estate taxes
The decrease in real estate taxes for the three months ended September 30, 2017 of $2.7 million, as compared to the corresponding period in 2016, was primarily due to real estate tax refunds as a result of appeals during 2016.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended September 30, 2017 of $4.1 million, as compared to the corresponding period in 2016, was primarily due to the continued decrease in acquired in-place lease intangibles with remaining net book value.

Provision for doubtful accounts
The decrease in the provision for doubtful accounts for the three months ended September 30, 2017 of $1.0 million, as compared to the corresponding period in 2016, was primarily due to increased recoveries of previously reserved receivables.

Impairment of real estate assets
During the three months ended September 30, 2017, aggregate impairment of $11.1 million was recognized on two shopping centers as a result of disposition activity and four operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program. During the three months ended September 30, 2016, aggregate impairment of $2.0 million was recognized on one shopping center as a result of disposition activity and one shopping center held for sale.

General and administrative
The increase in general and administrative costs for the three months ended September 30, 2017 of $1.1 million, as compared to the corresponding period in 2016, was primarily due to increased non-routine legal expenses.

During the three months ended September 30, 2017 and 2016, construction compensation costs of $1.8 million and $1.7 million, respectively, were capitalized to building and improvements and leasing compensation costs of $3.5 million and $3.7 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2017	2016	$ Change
Other income (expense)
Dividends and interest	$76	$89	$(13)
Interest expense	(57,410)	(57,855)	445
Gain on sale of real estate assets	25,942	2,450	23,492
Gain (loss) on extinguishment of debt, net	1,828	(1,042)	2,870
Other	(1,200)	(1,370)	170
Total other income (expense)	$(30,764)	$(57,728)	$26,964

Dividends and interest
Dividends and interest remained generally consistent for the three months ended September 30, 2017 as compared to the corresponding period in 2016.

Interest expense
The decrease in interest expense for the three months ended September 30, 2017 of $0.4 million, as compared to the corresponding period in 2016, was primarily due to (i) the refinancing of debt obligations at lower rates and (ii) a decrease in debt obligations, partially offset by (iii) a decrease in debt premium amortization, net of discounts.

Gain on the sale of real estate assets
During the three months ended September 30, 2017, six shopping centers that were disposed for net proceeds of $104.1 million resulted in a gain of $25.9 million. During the three months ended September 30, 2016, one of the shopping centers that was disposed for net proceeds of $5.6 million resulted in a gain of $2.5 million.

Gain (loss) on extinguishment of debt, net
During the three months ended September 30, 2017, we repaid $300.0 million of an unsecured term loan under our $2.75 billion senior unsecured credit facility (the "Unsecured Credit Facility") and $97.0 million of secured loans, resulting in a $1.8 million gain on extinguishment of debt, net. During the three months ended September 30, 2016, we repaid $681.0 million of secured loans, resulting in a $1.4 million gain on extinguishment of debt, net. In addition, we recognized a $2.5 million loss on extinguishment of debt in connection with the execution of the Unsecured Credit Facility.

Other
The decrease in other expense, net for the three months ended September 30, 2017 as compared to the corresponding period in 2016, was primarily due to a decrease in consulting expenses and a decrease in tenant litigation settlement expenses.

Equity in Income of Unconsolidated Joint Venture (in thousands)

	Three Months Ended September 30,
	2017	2016	$ Change
Equity in income of unconsolidated joint venture	$31	$122	$(91)
Gain on disposition of unconsolidated joint venture interest	$4,556	$—	$4,556

Equity in income of unconsolidated joint venture
The decrease in equity in income of unconsolidated joint venture for the three months ended September 30, 2017 of less than $0.1 million, as compared to the corresponding period in 2016, was primarily due to the disposition of our unconsolidated joint venture interest during the three months ended September 30, 2017.

Gain on disposition of unconsolidated joint venture interest
During the three months ended September 30, 2017, we disposed of our unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Revenues (in thousands)

	Nine Months Ended September 30,
	2017	2016	$ Change
Revenues
Rental income	$749,976	$744,580	$5,396
Expense reimbursements	206,718	200,944	5,774
Other revenues	6,426	6,214	212
Total revenues	$963,120	$951,738	$11,382

Rental income
The increase in rental income for the nine months ended September 30, 2017, of $5.4 million, as compared to the corresponding period in 2016, was primarily due to (i) a $10.5 million increase in base rent; and (ii) a $4.7 million increase in straight-line rent; partially offset by (iii) a $7.3 million decrease in above and below market lease accretion, net of tenant inducements; and (iv) a $2.1 million decrease in lease settlement income. The base rent increase was driven primarily by contractual rent increases as well as positive rent spreads of 12.2% during the nine months ended September 30, 2017 and 11.3% in 2016 for new and renewal leases and option exercises, partially offset by a decline in occupancy.

Expense reimbursements
The increase in expense reimbursements for the nine months ended September 30, 2017 of $5.8 million, as compared to the corresponding period in 2016, was primarily due to an increase in reimbursable real estate tax expenses and operating expenses.

Other revenues
Other revenues remained generally consistent for the nine months ended September 30, 2017 as compared to the corresponding period in 2016.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2017	2016	$ Change
Operating expenses
Operating costs	$100,955	$97,507	$3,448
Real estate taxes	135,607	130,886	4,721
Depreciation and amortization	285,040	294,634	(9,594)
Provision for doubtful accounts	4,023	6,579	(2,556)
Impairment of real estate assets	27,383	1,971	25,412
General and administrative	67,043	69,709	(2,666)
Total operating expenses	$620,051	$601,286	$18,765

Operating costs
The increase in operating costs for the nine months ended September 30, 2017 of $3.4 million, as compared to the corresponding period in 2016, was primarily due to an increase in snow removal costs and repair and maintenance costs.

Real estate taxes
The increase in real estate taxes for the nine months ended September 30, 2017 of $4.7 million, as compared to the corresponding period in 2016, was primarily due to increased tax rates and assessments from several jurisdictions during 2017.

Depreciation and amortization
The decrease in depreciation and amortization for the nine months ended September 30, 2017 of $9.6 million, as compared to the corresponding period in 2016, was primarily due to the continued decrease in acquired in-place lease intangibles with remaining net book value.

Provision for doubtful accounts
The decrease in the provision for doubtful accounts for the nine months ended September 30, 2017 of $2.6 million, as compared to the corresponding period in 2016, was primarily due to increased recoveries of previously reserved receivables.

Impairment of real estate assets
During the nine months ended September 30, 2017, aggregate impairment of $27.4 million was recognized on two shopping centers as a result of disposition activity and seven operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program. During the nine months ended September 30, 2016, aggregate impairment of $2.0 million was recognized on one shopping center as a result of disposition activity and one shopping center held for sale.

General and administrative
The decrease in general and administrative costs for the nine months ended September 30, 2017 of $2.7 million, as compared to the corresponding period in 2016, was primarily due to 2016 expenses associated with the Audit Committee review and decreased severance expenses associated with the separation of former executives of the Company in 2016, partially offset by increased non-routine legal expenses.

During the nine months ended September 30, 2017 and 2016, construction compensation costs of $5.8 million and $4.8 million, respectively, were capitalized to building and improvements and leasing compensation costs of $10.6 million and $11.5 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2017	2016	$ Change
Other income (expense)
Dividends and interest	$234	$481	$(247)
Interest expense	(170,584)	(171,482)	898
Gain on sale of real estate assets	54,920	10,232	44,688
Gain (loss) on extinguishment of debt, net	488	(949)	1,437
Other	(2,591)	(4,258)	1,667
Total other income (expense)	$(117,533)	$(165,976)	$48,443

Dividends and interest
The decrease in dividend and interest for the nine months ended September 30, 2017 of $0.2 million, as compared to the corresponding period in 2016, was primarily due to interest income recognized in 2016 in connection with a tax refund.

Interest expense
The decrease in interest expense for the nine months ended September 30, 2017 of $0.9 million, as compared to the corresponding period in 2016, was primarily due to (i) the refinancing of debt obligations at lower rates and (ii) a decrease in debt obligations, partially offset by (iii) a decrease in debt premium amortization, net of discounts.

Gain on the sale of real estate assets
During the nine months ended September 30, 2017, 12 shopping centers and two outparcel buildings that were disposed for net proceeds of $211.4 million resulted in a gain of $54.9 million. During the nine months ended September 30, 2016, three of the shopping centers and one outparcel building that were disposed for net proceeds of $26.2 million resulted in a gain of $10.2 million.

Gain (loss) on extinguishment of debt, net
During the nine months ended September 30, 2017, we repaid $380.3 million of secured loans and $790.0 million of an unsecured term loan under our Unsecured Credit Facility, resulting in a $0.5 million gain on extinguishment of debt, net. During the nine months ended September 30, 2016, we repaid $849.5 million of secured loans, resulting in a $1.5 million gain on extinguishment of debt. In addition, we recognized a $2.5 million loss on extinguishment of debt in connection with the execution of the Unsecured Credit Facility.

Other
The decrease in other expense, net for the nine months ended September 30, 2017 of $1.7 million, as compared to the corresponding period in 2016, was primarily due to a decrease in consulting expenses and a decrease in tenant litigation settlement expenses.

Equity in Income of Unconsolidated Joint Venture (in thousands)

	Nine Months Ended September 30,
	2017	2016	$ Change
Equity in income of unconsolidated joint venture	$381	$348	$33
Gain on disposition of unconsolidated joint venture interest	$4,556	$—	$4,556

Equity in income of unconsolidated joint venture
The increase in equity in income of unconsolidated joint venture for the nine months ended September 30, 2017 of less than $0.1 million, as compared to the corresponding period in 2016, was primarily due to lower interest expense as a result of the 2016 payoff of a secured loan on our joint venture property and the disposition of our unconsolidated joint venture interest during the nine months ended September 30, 2017.

Gain on disposition of unconsolidated joint venture interest
During the nine months ended September 30, 2017, we disposed of our unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

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

Our primary expected sources and uses of capital are as follows:
Sources

•	cash, cash equivalent and restricted cash balances;

•	operating cash flow;

•	dispositions;

•	available borrowings under our existing Unsecured Credit Facility;

•	issuance of long-term debt; and

•	issuance of equity securities.
Uses

•	recurring maintenance capital expenditures;

•	leasing related capital expenditures;

•	anchor space repositioning, redevelopment and development expenditures;

•	debt maturities and repayment requirements;

•	dividend/distribution payments; and

•	acquisitions.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have a $1.25 billion revolving credit facility (the "Revolving Facility"), under which we had $1.25 billion of undrawn capacity as of September 30, 2017. In addition, we believe we have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity and common equity, including through our at-the-market equity offering program. We currently have investment grade credit ratings from all three major credit rating agencies. We intend to continue to enhance our financial and operating flexibility through laddering and extending the duration of our debt, and further expanding our unencumbered asset base.

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

In July 2017, the Operating Partnership entered into a $300.0 million variable rate unsecured term loan facility (the "$300 Million Term Loan"). The term loan facility has a seven-year term maturing on July 26, 2024, with no available extension options, and will bear interest at a rate of LIBOR plus 190 basis points (based on the Operating Partnership’s current credit ratings). Proceeds from the $300 Million Term Loan were used to prepay $300.0 million of an unsecured term loan under the Company’s Unsecured Credit Facility maturing July 31, 2018.

During the nine months ended September 30, 2017, the Company repaid $790.0 million of an unsecured term loan under our Unsecured Credit Facility and $380.3 million of secured loans, resulting in a $0.5 million net gain on extinguishment of debt. These repayments were funded primarily with proceeds from the issuance of the 2027 Notes, 2024 Notes and the $300 Million Term Loan.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital and operating fundamentals.  We generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for reinvestment in our Portfolio, debt reduction, acquisitions of new properties, other investments as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unit holders for the nine months ended September 30, 2017 and 2016 were $238.2 million and $224.1 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.26 per common share in July 2017 for the third quarter of 2017. The dividend was paid on October 16, 2017 to shareholders of record on October 5, 2017. Our Board of Directors declared a quarterly cash dividend of $0.275 per common share in October 2017 for the fourth quarter of 2017. The dividend is payable on January 16, 2018 to shareholders of record on January 4, 2018.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities	$421,113	$421,191
Cash flows used in investing activities	$(14,135)	$(115,083)
Cash flows used in financing activities	$(367,829)	$(340,293)

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities	$421,113	$421,191
Cash flows used in investing activities	$(14,132)	$(115,074)
Cash flows used in financing activities	$(367,828)	$(340,316)

Cash, cash equivalents and restricted cash for BPG and the Operating Partnership were $142.0 million and $76.8 million as of September 30, 2017 and 2016, respectively.

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses and interest expense.

During the nine months ended September 30, 2017, our net cash flow provided by operating activities decreased $0.1 million as compared to the corresponding period in 2016. The decrease is primarily due to (i) a decrease in working capital and (ii) a decrease in lease settlement income, partially offset by (iii) an increase in net operating income, (iv) a decrease in cash outflows for interest expense, and (v) a decrease in cash outflows for general and administrative expense due to decreased severance expense associated with the separation of former executives of the Company in 2016.

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

During the nine months ended September 30, 2017, our net cash flow used in investing activities decreased $100.9 million as compared to the corresponding period in 2016. The decrease was primarily due to (i) an increase of $197.6 million in proceeds from sales of real estate assets, and (ii) an increase of $12.4 million in proceeds from the sale of our unconsolidated joint venture interest, partially offset by (iii) an increase of $105.1 million in acquisitions of real estate assets, and (iv) an increase of $4.2 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2017 and 2016, we expended $140.0 million and $135.9 million, respectively, on improvements to and investments in real estate assets, which included recurring and leasing-related capital expenditures, as well as costs related to anchor space repositioning, redevelopment, outparcel development and new development projects.

Recurring capital expenditures represent costs to fund major replacements and betterments to our properties. Recurring capital expenditures per square foot for the nine months ended September 30, 2017 and 2016, were $0.21 and $0.12, respectively.

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

As of September 30, 2017, in-process anchor space repositioning, redevelopment and development projects are as follows (dollars in thousands):

	As of September 30, 2017
	Total Projects	Anticipated Cost	Cost Incurred
Anchor space repositioning	21	$44,200	$17,035
Redevelopment	14	187,700	79,663
Outparcel development	7	13,724	3,263
New development	1	37,800	19,241
Total	43	$283,424	$119,202

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for available properties and may acquire shopping centers when we believe strategic opportunities exist, particularly where we can enhance our concentration in attractive retail submarkets and the long-term growth rate of our asset base. During the nine months ended September 30, 2017, we acquired one shopping center, one building, two outparcel buildings and two outparcels for an aggregate purchase price, including transaction costs, of $111.8 million.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our Portfolio. During the nine months ended September 30, 2017, we disposed of 14 wholly owned shopping centers and two outparcel buildings for net proceeds of $228.7 million. In addition, during the nine months ended September 30, 2017, we disposed of our sole unconsolidated joint venture interest for net proceeds of $12.4 million.

Financing Activities
Net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity securities, as well as principal and other payments associated with our outstanding indebtedness.

During the nine months ended September 30, 2017, the Company’s net cash used in financing activities increased $27.5 million as compared to the corresponding period in 2016. The increase was primarily due to a $19.2 million increase in debt repayments, net of borrowings and a net increase of $14.9 million in distributions to common stock holders, partners and non-controlling interests, partially offset by decrease of $6.5 million in deferred financing costs.

Contractual Obligations
Our contractual obligations relate to our debt, including secured loans, unsecured notes payable and unsecured credit facilities with maturities ranging from one year to 13 years, in addition to non-cancelable operating leases pertaining to shopping centers where we are the lessee and to our corporate offices.

The following table summarizes our debt maturities (excluding extension options, debt premiums and discounts and deferred financing costs), interest payment obligations and obligations under non-cancelable operating leases as of September 30, 2017.

Contractual Obligations	Payment due by period
(in thousands)	2017 (Remaining three months)	2018	2019	2020	2021	Thereafter	Total
Debt (1)	$13,165	$227,892	$618,437	$673,217	$686,225	$3,525,453	$5,744,389
Interest payments (2)	46,275	215,888	201,428	186,958	139,887	421,233	1,211,669
Operating leases	1,828	7,127	7,046	7,060	7,251	79,084	109,396
Total	$61,268	$450,907	$826,911	$867,235	$833,363	$4,025,770	$7,065,454

(1)	Debt includes scheduled principal amortization and scheduled maturities for secured loans, unsecured notes payable and unsecured credit facilities.

(2)
As of September 30, 2017, we incur variable rate interest on a (i) $210.0 million term loan under our Unsecured Credit Facility; (ii) a $500.0 million term loan under our Unsecured Credit Facility; (iii) a $600.0 million term loan under our $600 Million Term Loan, and (iv) a $300 million term loan under our $300 Million Term Loan. Interest payments for these variable rate loans are presented using rates as of September 30, 2017. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures.” in our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

Our reconciliation of Brixmor Property Group Inc.’s net income to NAREIT FFO for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$83,380	$57,805	$230,473	$184,824
Gain on disposition of operating properties	(25,942)	(2,450)	(54,920)	(10,232)
Gain on disposition of unconsolidated joint venture interest	(4,556)	—	(4,556)	—
Depreciation and amortization-real estate related-continuing operations	93,299	97,570	282,240	292,295
Depreciation and amortization-real estate related-unconsolidated joint venture	—	23	56	68
Impairment of operating properties	11,065	1,971	27,383	1,971
NAREIT FFO	157,246	154,919	480,676	468,926
NAREIT FFO per share/OP Unit - diluted	$0.52	$0.51	$1.58	$1.54
Weighted average shares/OP Units outstanding - basic and diluted (1)	305,176	305,167	305,175	305,026

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

Same Property Net Operating Income
Same Property Net Operating Income ("NOI") is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development), as total property revenues (base rent, ancillary and other, expense reimbursements, and percentage rents) less direct property operating expenses (operating costs, real estate taxes and provision for doubtful accounts). Same property NOI excludes corporate level income (including management, transaction, and other fees), lease termination fees, straight-line rental income, amortization of above- and below-market rent and tenant inducements, straight-line ground rent expense, and income / expense associated with the Company's captive insurance company.

Same Property NOI eliminates disparities in NOI due to the acquisition, disposition or stabilization of development properties during the period presented, and therefore provides a more consistent metric for comparing operating performance. Management uses same property NOI to review operating results for comparative purposes with respect to previous periods and also to evaluate future prospects.

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

Comparison of the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2016

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change

Number of properties	495	495	—	495	495	—
Percent billed	89.6%	90.5%	(0.9%)	89.6%	90.5%	(0.9%)
Percent leased	91.6%	92.5%	(0.9%)	91.6%	92.5%	(0.9%)

Revenues
Base rent	$225,812	$222,902	$2,910	$678,707	$664,849	$13,858
Ancillary and other	4,160	4,386	(226)	11,560	11,978	(418)
Expense reimbursements	64,916	67,497	(2,581)	201,211	195,040	6,171
Percentage rents	1,245	1,032	213	6,009	5,194	815
	296,133	295,817	316	897,487	877,061	20,426
Operating expenses
Operating costs	(30,720)	(30,239)	(481)	(98,903)	(94,018)	(4,885)
Real estate taxes	(43,941)	(46,485)	2,544	(132,039)	(127,404)	(4,635)
Provision for doubtful accounts	(1,169)	(2,052)	883	(3,904)	(6,303)	2,399
	(75,830)	(78,776)	2,946	(234,846)	(227,725)	(7,121)
Same property NOI	$220,303	$217,041	$3,262	$662,641	$649,336	$13,305

NOI margin	74.4%	73.4%		73.8%	74.0%
Expense recovery ratio	86.9%	88.0%		87.1%	88.1%

The following table provides a reconciliation of Net income attributable to common stockholders to Same Property NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to common stockholders	$83,380	$57,492	$230,358	$182,425
Adjustments:
Non-same property NOI	(5,644)	(6,755)	(18,282)	(21,436)
Lease termination fees	(2,235)	(1,174)	(5,476)	(7,537)
Straight-line rental income, net	(2,401)	(3,314)	(14,486)	(9,833)
Amortization of above- and below-market rent and tenant inducements, net	(6,964)	(9,083)	(21,434)	(28,744)
Fee income	(183)	(217)	(320)	(855)
Straight-line ground rent expense	31	78	104	975
Depreciation and amortization	94,239	98,337	285,040	294,634
Impairment of real estate assets	11,065	1,971	27,383	1,971
General and administrative	22,838	21,787	67,043	69,709
Total other expense	30,764	57,728	117,533	165,976
Equity in income of unconsolidated joint venture	(31)	(122)	(381)	(348)
Gain on disposition of unconsolidated joint venture interest	(4,556)	—	(4,556)	—
Net income attributable to non-controlling interests	—	313	76	2,399
Preferred stock dividends	—	—	39	—
Same property NOI	$220,303	$217,041	$662,641	$649,336

Inflation
Over the last several years, inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent increases and requirements for tenants to pay their proportional share of property operating expenses, insurance and real estate taxes, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. This belief is based upon an analysis of relevant market conditions. In addition, with respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and have, and may in the future, enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, the Parent Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6.    Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Term Loan Agreement, dated as of July 28, 2016, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	001-36160	7/31/2017	10.1
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: October 30, 2017	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 30, 2017	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2017	By:	/s/Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: October 30, 2017	By:	/s/James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 30, 2017	By:	/s/Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2017	By:	/s/Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)