Form 10-K
period 2017-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2018-02-12
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Brixmor Property Group Inc. Yes ☑ No ☐ Brixmor Operating Partnership LP Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Brixmor Property Group Inc. $5,429,779,394 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2018, Brixmor Property Group Inc. had 304,704,046 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on May 8, 2018 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2017 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. The terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC, or the General Partner, the sole general partner of the Operating Partnership. As of December 31, 2017, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.

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

i

ii

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional or local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics of our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rent and expense reimbursements; (7) in the case of percentage rents, the sales volume of our tenants; and (8) litigation and governmental investigations discussed under the heading “Legal Matters” in Note 14 – Commitments and Contingencies to our consolidated financial statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

iii

PART I

Item 1.     Business
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein refer to each of BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States, comprised primarily of community and neighborhood shopping centers. As of December 31, 2017, our portfolio consisted of 486 shopping centers (the “Portfolio”) with approximately 83 million square feet of GLA. In addition, we have one land parcel currently under development. Our high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”), and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. Our three largest tenants by annualized base rent are The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc.

As of December 31, 2017, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BRX.”

Because the Operating Partnership is managed by BPG, and BPG conducts substantially all of its operations through the Operating Partnership. BPG’s executive officers are the Operating Partnership’s executive officers, and although, as a partnership, the Operating Partnership does not have a board of directors, we refer to BPG’s board of directors as the Operating Partnership’s board of directors.

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2017.

Number of shopping centers	486
GLA (square feet)	82.8 million
Leased Occupancy	92%
Billed Occupancy	90%
Average annualized base rent (“ABR”) PSF(1)	$13.47
Average Total Rent Spread(2)	12.6%
Average New and Renewal Rent Spread(2)	15.5%
Average New Rent Spread(2)	34.1%
Percent grocery-anchored shopping centers(3)	69%
Percent of ABR in top 50 U.S. MSAs	65%
Average effective age(4)	24 years
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee owned leasehold improvements.
(2)    Based on comparable leases only.

(3)	Based on number of shopping centers.

(4)	Effective age is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.

Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. We seek to achieve this objective through proactive management and accretive reinvestment in our existing Portfolio of high-quality open air shopping centers and through disciplined capital recycling activity focused on maximizing asset value and achieving critical mass in attractive retail submarkets. Our key strategies to achieve growth in cash flow include:

•	Driving internal growth

•	Pursuing value-enhancing reinvestment opportunities

•	Prudently executing on acquisition and disposition activity

•	Maintaining a flexible capital structure positioned for growth

Driving Internal Growth. Our primary drivers of internal growth include (i) below market rents which may be reset to market as leases expire, (ii) occupancy growth, and (iii) embedded contractual rent bumps.  These drivers are supported by strong leasing productivity, which also enables us to improve the credit of our tenancy and the vibrancy and relevance of our Portfolio to retailers and consumers. During 2017, we executed 618 new leases representing approximately 3.2 million square feet and 1,894 total leases representing approximately 11.9 million square feet.

We believe that there is a significant rent mark-to-market opportunity across our portfolio, and we believe that our below market rent profile and resulting low occupancy cost provide us with key competitive advantages in attracting and retaining tenants.  During 2017, we achieved new lease rent spreads of 34.1% and blended new and renewal rent spreads of 15.5% excluding options or 12.6% including options. Looking forward, the weighted average expiring ABR PSF of lease expirations through 2020 is $12.29 compared to an average ABR PSF of $15.44 for new and renewal leases signed during 2017, excluding option exercises.  In addition, 4.3 million square feet of leases for spaces 10,000 square feet or greater expire through 2020, with no remaining options, at an average expiring ABR PSF of $8.61 compared to an average ABR PSF of $12.47 for new leases signed for such spaces in 2017.

We believe there is opportunity for occupancy gains in our Portfolio, especially for spaces below 10,000 square feet as such space will benefit from our continued efforts to improve the quality of our anchor tenancy.  For spaces below 10,000 square feet, leased occupancy was 84.5% at December 31, 2017 and our total leased occupancy was 92.2%, reflecting the impact of retailer bankruptcies experienced during 2017, as well as an increased pipeline of future reinvestment activity.

Over the past two years, we have heightened our focus on achieving higher contractual rent increases over the term of our new and renewal leases, providing for enhanced embedded contractual rent growth across our portfolio. During 2017, our executed new leases reflected an average in-place contractual rent increase over the lease term of 2.1% as compared to 1.7% in 2015.  Additionally, 95% of the executed new leases during 2017 had embedded contractual rent growth provisions, compared with only 78% of the executed new leases during 2015.

Pursuing value-enhancing reinvestment opportunities.  We believe that significant opportunity exists to achieve attractive risk-adjusted returns by investing incremental capital in the repositioning and/or redevelopment of certain assets in our Portfolio. During 2017, we completed 26 repositioning, redevelopment and outparcel development projects, with an average incremental net operating income (“NOI”) yield of approximately 12% and an aggregate cost of approximately $89.6 million. As of December 31, 2017, we had 47 projects in process at an expected average incremental NOI yield of approximately 9% and an aggregate cost of $294.9 million. In addition, we have identified a pipeline of future redevelopment projects aggregating approximately $1.0 billion of potential capital reinvestment and over the next several years we expect to accelerate the pace of reinvestment activity at expected NOI yields that are generally consistent with those which we have recently realized.

Prudently executing on acquisition and disposition activity. We intend to actively pursue acquisition and disposition activity in order to enhance concentrations in attractive retail submarkets and optimize the quality and long-term growth rate of our Portfolio. During 2017, we disposed of $330.8 million of properties, redeploying $190.5 million into acquisitions in markets where we already have a geographic presence. In general, our disposition strategy focuses on selling assets where we believe value has been maximized, where there is future downside risk to cash flow, or where we have limited ability or desire to build critical mass in the submarket, while our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and may allow us to more effectively leverage our operational platform and expertise. Acquisition activity may include acquisitions of other open-air shopping centers, non-owned anchor spaces, and retail buildings and/or outparcels at, or adjacent to, our shopping centers in addition to acquisitions of our common stock, pursuant to a $400.0 million share repurchase authorization announced during 2017.

Maintaining a Flexible Capital Structure Positioned for Growth. We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2017, our revolving credit facility was undrawn, providing $1.25 billion of liquidity. We intend to continue to enhance our financial and operational flexibility through laddering and extending the duration of our debt, and further expanding our unencumbered asset base.

The strategies discussed above are periodically reviewed by our Board of Directors and while it does not have any present intention to amend or revise its strategies, the Board of Directors may do so at any time without a vote of the Company’s shareholders.
Competition
We face considerable competition in the leasing of real estate, which is a highly competitive market. We compete with a number of other companies in leasing space to prospective tenants and in re-leasing space to current tenants upon expiration of their respective leases. We believe that the principal competitive factors in attracting tenants include the quality of the location, co-tenants, physical conditions and the cost of occupancy of our shopping centers. In this regard, we proactively manage and, where and when appropriate, reinvest in and upgrade our shopping centers, with an emphasis on maintaining high occupancy rates with a strong base of nationally and regionally recognized anchor tenants that generate substantial daily traffic. In addition, we believe that the breadth of our national portfolio of shopping centers, the local market knowledge derived from our regional operating teams and the close relationships we have established with certain major national and regional retailers, allow us to maintain a strong competitive position.
Environmental Exposure
We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. For further information regarding our risks related to environmental exposure see “Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs” in Item 1A. “Risk Factors”.
Employees
As of December 31, 2017, we had 464 employees.
Financial Information about Industry Segments
Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish or group our operations on a geographical basis when measuring performance. Accordingly, we have a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of our management, no material part of our and our subsidiaries’ business is dependent upon a single tenant, the loss of any one of which would have a material adverse effect on us, and during 2017 no single tenant or single shopping center accounted for 5% or more of our consolidated revenues.
REIT Qualification
We made a tax election to be treated as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011 and expect to continue to operate so as to qualify as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. See “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items.”

Corporate Headquarters
Brixmor Property Group Inc., a Maryland corporation, was incorporated in Delaware on May 27, 2011, changed its name to Brixmor Property Group Inc. on June 17, 2013 and changed its jurisdiction of incorporation to Maryland on November 4, 2013. The Operating Partnership, a Delaware limited partnership, was formed on May 23, 2011. Our principal executive offices are located at 450 Lexington Avenue, New York, New York 10017, and our telephone number is (212) 869-3000.
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
Our Portfolio is predominantly comprised of community and neighborhood shopping centers. Our performance is, therefore, subject to risks associated with owning and operating these types of real estate assets, including: (1) changes in national, regional and local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates as a result of a decrease in the demand for retail space, including as a result of continuing growth of e-commerce sales; (4) changes in the regional demographics surrounding our properties; (5) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (7) in the case of percentage rents, the sales volume of our tenants; (8) the need to periodically fund costs to repair, renovate and re-lease space; (9) increases in operating costs, including costs for maintenance, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenues or occupancy decrease; (10) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (11) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes. A decline in demand for retail space generally due to these and other factors could adversely affect our financial condition and operating results.

We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to improve our Portfolio and/or to retain and attract tenants, which could adversely affect our financial condition and operating results.
We compete with a number of other landlords for tenants. As of December 31, 2017, leases are scheduled to expire on a total of approximately 8.5% of leased GLA in our Portfolio during 2018. If our tenants decide not to renew or extend their leases upon expiration, we may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. If our tenants decide to renew, rental rates upon renewal may be lower than current rates. In these situations, our financial condition and operating results could be adversely impacted.

We face considerable competition for tenants and the business of retail shoppers.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers and e-commerce, which compete with our Portfolio in attracting retailers and shoppers. In order to maintain our attractiveness to retailers and shoppers, we reinvest in our Portfolio in the form of capital improvements. These investments could adversely impact our liquidity and could adversely impact our earnings, particularly when capital improvement projects, including redevelopments, result in space being unavailable to lease for a certain period of time. If we fail to reinvest in our Portfolio, or maintain its attractiveness to retailers and shoppers, if our reinvestments are not successful, or if retailers or shoppers perceive that shopping at other venues is more convenient, cost-effective or otherwise more compelling, which could adversely affect our financial condition and operating results.

We may be unable to collect balances due from tenants that file for bankruptcy protection which could adversely affect our financial condition and operating results.
We have seen an increase in retailer bankruptcies in recent years, including some current and former tenants. If a tenant files for bankruptcy, we may not be able to collect amounts owed by that party prior to filing for bankruptcy. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. In these situations, we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms, which could adversely affect our financial condition and operating results.

Our performance depends on the financial health of tenants in our Portfolio and our continued ability to collect rent when due. Significant retailer distress across our Portfolio could adversely affect our financial condition and operating results.
Our income is substantially derived from rental income from real property. As a result, our performance depends on the collection of rent from tenants in our Portfolio. Our income would be negatively affected if a significant number of tenants in our Portfolio fail to make rental payments when due or reject leases through bankruptcy. In addition, many of our tenants rely on external sources of financing to operate and grow their businesses, and any disruptions in credit markets could adversely affect our tenants’ ability to obtain debt financing at favorable rates or at all. If our tenants are unable to secure financing necessary to continue to operate or expand their businesses, they may be unable to meet their rent obligations or enter into new leases or renew leases with us, or be forced to declare bankruptcy and reject their leases with us, which could adversely affect our financial condition and operating results.

In certain circumstances, a tenant may have a right to terminate its lease. In addition, under certain lease agreements, lease terminations by an anchor tenant or a failure by an anchor tenant to occupy the premises could also result in lease terminations or reductions in rent paid by other tenants in such shopping centers. In these situations, we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms. The loss of rental revenues from a significant number of tenants and difficulty replacing such tenants could adversely affect our financial condition and operating results.

Our expenses may remain constant or increase, even if income from our Portfolio decreases, which could adversely affect our financial condition and operating results.
Costs associated with our business, such as real estate and personal property taxes, insurance, utilities, mortgage payments, corporate expenses and maintenance, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances causing our revenues to decrease. If we are unable to lower our operating costs when our revenues decline, our financial condition and operating results could be adversely affected. In addition, inflation could result in higher operating costs for us and our tenants and, to the extent we are unable to pass along those cost increases to our tenants, could adversely affect our financial condition and operating results.

We intend to continue to sell non-strategic shopping centers. However, real estate property investments are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms.
Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. Furthermore, we may be required to expend funds to correct defects or to make capital improvements before a property can be sold and we cannot assure that we will have funds available to make such capital improvements; and therefore, we may be unable to sell a property or may not be able to sell a property on favorable terms. In addition, the ability to sell assets in our Portfolio may also be restricted by certain covenants in our debt agreements and the credit agreement governing our senior unsecured credit facility agreement, as amended July 25, 2016, (the “Unsecured Credit Facility”). As a result, we may be unable to realize our investment objectives through dispositions, which could adversely affect our financial condition and operating results.

Our real estate assets may be subject to impairment charges.
We periodically assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted property cash flows are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there is impairment in the value of our real estate assets and other investments. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is recorded.

We face competition in pursuing acquisition opportunities that could limit our ability to grow and/or increase the cost of such acquisitions, and we may not be able to generate expected returns or successfully integrate these new properties into our existing operations.
We continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully integrate, operate or re-develop them is subject to a number of risks. We may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including from other REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price. We may also abandon acquisition activities after expending significant resources to pursue such opportunities. Once we acquire new properties, these properties may not yield expected returns for a number of reasons, including: (1) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (2) inability to successfully integrate new properties into existing operations; and (3) exposure to fluctuations in the general economy due to the significant time lag between signing definitive documentation to acquire and the closing of the acquisition of a new property. If any of these events occur, the cost of the acquisition may exceed, or the expected returns may not achieve, initial estimates, which may result in lower returns or losses from such investments.

Current and future redevelopment projects may not yield expected returns.
We are active in the redevelopment of our properties, and these redevelopment activities are subject to a number of risks, including: (1) abandonment of redevelopment after expending resources to pursue such opportunities; (2) construction delays; (3) cost overruns, including construction costs that exceed original estimates; (4) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (5)  changes to zoning or land use laws or the delays or failures to obtain necessary zoning, occupancy, land use and other governmental permits; and (6) exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects. If any of these events occur, overall project costs may significantly exceed initial cost estimates, which may result in lower returns or losses from such investments.

We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2017, we had approximately $5.7 billion aggregate principal amount of indebtedness outstanding, including $0.9 billion of secured loans, excluding the impact of unamortized premiums. Our leverage could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (2) increase our vulnerability to an economic downturn; (3) limit our ability to withstand competitive pressures; and (4) reduce our flexibility to respond to changing business and economic conditions. In addition, non-compliance with the terms of our debt agreements could result in (1) the acceleration of a significant amount of debt;

(2) in the case of secured debt, result in the loss of specific assets due to foreclosure; and (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all. Any of these outcomes could adversely affect our business, financial condition, operating results, cash flows or the per share trading price of our common stock.

Our cash flows and operating results could be adversely affected by required debt service payments and other risks related to our debt financing.
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) debt service obligations reduce funds available for distributions to our stockholders; (3) required debt payments are not reduced if the economic performance of any property or the Portfolio as a whole declines; (4) we may not be able to refinance existing indebtedness as necessary or the terms of such refinancing may be less favorable to us than the terms of the existing debt; (5) a default on our indebtedness could result in acceleration of a significant amount of debt; and (6) in the case of secured debt, the loss of specific assets due to foreclosure. During 2018, we have $185.0 million of unsecured loans scheduled to mature and we have $18.1 million of scheduled mortgage amortization payments. We currently intend to fund the scheduled maturities and amortization payments with operating cash and borrowings on our Unsecured Credit Facility. Any of these risks could adversely affect our financial condition, operating results or cash flows.

Our variable rate indebtedness subjects us to interest rate risk, and an increase in our debt service obligations may adversely affect our cash flows and operating results.
Borrowings under our Unsecured Credit Facility, unsecured $600.0 million term loan agreement, as amended on July 25, 2016 (the “$600 Million Term Loan”), and unsecured $300.0 million term loan agreement, as entered into on July 28, 2017 (the “$300 Million Term Loan”) bear interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps on $1.4 billion of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap agreements, a 100 basis point increase in interest rates would result in a $1.9 million increase in annual interest expense.

We may be unable to obtain additional capital through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and operating results.
We cannot assure that we will be able to access the capital markets to obtain additional debt or equity financing or that we will be able to obtain capital on terms favorable to us. Our access to external capital depends upon a number of factors, including general market conditions, our current and potential future earnings, the market’s perception of our growth potential, cash distributions and the market price of our common stock. Our inability to obtain financing on favorable terms could result in: (1) a negative effect on our ability to operate, maintain or reinvest in our Portfolio; (2) an inability to acquire new properties; (3) an inability to repay or refinance our indebtedness on or before maturity; or (4) the need to dispose of some of our assets on terms which may be unfavorable to us.

Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms.
Our credit worthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit rating can affect our ability to access debt capital, as well as the terms of certain existing and future debt financing we obtain. Since we depend on debt financing to fund our business, an adverse change in our credit rating, including changes in our credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could adversely affect our financial condition and operating results.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.
Our debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on the ability to incur secured and unsecured debt. In addition, certain of our mortgages contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage or dispose of the property, to enter into new leases or materially modify certain existing leases at the property, or to redevelop the property. These covenants may limit our operational flexibility and disposition activities. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default under our indebtedness, which could result in the acceleration of certain indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay or refinance such indebtedness on favorable terms, or at all, which could adversely affect our financial condition and operating results.

Legal proceedings related to the Audit Committee review may result in significant costs and expenses and divert resources from our operations and therefore could have a material adverse effect on our business, financial condition, operating results or cash flows.
As discussed under the heading “Legal Matters” in Note 14 – Commitments and Contingencies to our consolidated financial statements in this report, the Company is engaged in legal matters related to the Audit Committee review. As a result of these and possible future legal proceedings related to the Audit Committee review, we may incur significant professional fees and other costs, damages and fines, some of which may be in excess of our insurance coverage or not be covered by our insurance coverage. In addition, the SEC and the Department of Justice could impose other sanctions against us or our directors and officers, including injunctions, a cease and desist order and other equitable remedies. Our Board of Directors, management and employees may also expend a substantial amount of time on these legal proceedings and investigations, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy. Any of these events could have a material adverse effect on our business, financial condition, operating results or cash flows.

An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties.
We carry comprehensive liability, fire, extended coverage, business interruption and acts of terrorism insurance with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from hurricanes, tornadoes, floods, earthquakes, terrorism or wars, which may be uninsurable, or not economically justifiable based on the cost of insuring against such losses. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of the capital invested in, and anticipated revenue from, one or more of the properties, which could adversely affect our financial condition and operating results.

Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs.
We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may be or become liable for the costs of removal or remediation of certain hazardous substances released on or in our property or disposed of by us or our tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is the case with many community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gasoline retailing facilities and these prior or current uses could potentially increase our environmental liability exposure. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to lease such property, to borrow using such property as collateral, or to dispose of such property.

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

Further information relating to recognition of remediation obligations in accordance with GAAP is discussed under the heading “Environmental matters” in Note 14 – Commitments and Contingencies to our consolidated financial statements in this report.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.
All of the properties in our Portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the United States government or an award of damages to private litigants, or both. We are continuing to assess our Portfolio to determine our compliance with the current requirements of the ADA. We are required to comply with the ADA within the common areas of our Portfolio and we may not be able to pass on to our tenants the costs necessary to remediate any common area ADA issues. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our financial condition and operating results. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Portfolio. As a result, we may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements. The resulting expenditures and restrictions could adversely affect our financial condition, operating results or cash flows.

We and our tenants face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and operate and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent mandatory password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee that such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and affect our business operations, damage our reputation, and result in significant litigation and remediation costs. Similarly, our tenants rely extensively on computer systems to process transactions and manage their businesses and thus are also at risk from and may be impacted by cybersecurity attacks. An interruption in the business operations of our tenants or in their reputation resulting from a cybersecurity attack could indirectly impact our business operations. As of December 31, 2017, we have not had any material incidences involving cybersecurity attacks.

We are highly dependent upon senior management, and failure to attract and retain key members of senior management could have a material adverse effect on us.
We are highly dependent on the performance and continued efforts of our senior management team. Our future success is dependent on our ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage our operations effectively could have a material adverse effect on our business, financial condition, operating results or cash flows.

Risks Related to Our Organization and Structure
BPG’s board of directors may change significant corporate policies without stockholder approval.
BPG’s investment, financing and dividend policies and our policies with respect to all other business activities, including strategy and operations, will be determined by BPG’s board of directors. These policies may be amended or revised at any time and from time to time at the discretion of BPG’s board of directors without a vote of our stockholders. BPG’s charter also provides that BPG’s board of directors may revoke or otherwise terminate our REIT election without approval of BPG’s stockholders, if it determines that it is no longer in BPG’s best interests to attempt to qualify, or to continue to qualify, as a REIT. In addition, BPG’s board of directors may change BPG’s policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies or the termination of BPG’s REIT election could have an adverse effect on our financial condition, our operating results, our cash flow, the per share trading price of BPG’s common stock and our ability to satisfy our debt service obligations and to pay dividends to BPG’s stockholders.

BPG’s board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.
BPG’s charter permits its board of directors to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and establish the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, BPG’s board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging an unsolicited acquisition of us or change of our control in which holders of some or a majority of BPG’s outstanding common stock might receive a premium for their shares over the then current market price of our common stock.

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

BPG’s charter authorizes BPG and BPG’s bylaws require BPG to indemnify each of BPG’s directors or officers who is or is threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former director or officer of BPG. In addition, BPG may be obligated to pay or reimburse the expenses incurred by BPG’s present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, BPG and BPG’s stockholders may have more limited rights to recover money damages from BPG’s directors and officers than might otherwise exist absent these provisions in BPG’s charter and bylaws or that might exist with other companies, which could limit the recourse of stockholders in the event of actions that are not in BPG’s best interests.

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

BPG’s charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in their capacity as our director. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, operating results, cash flows and the per share trading price of our common stock.

Risks Related to our REIT Status and Certain Other Tax Items
If BPG does not maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability.
BPG expects to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, BPG could fail to meet various compliance requirements, which could jeopardize its REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for BPG to qualify as a REIT. H.R. 1, the tax reform legislation signed into law on December 22, 2017 and which generally takes effect for taxable years beginning on or after January 1, 2018, makes fundamental changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders.

If BPG fails to qualify as a REIT in any tax year and BPG is not entitled to relief under applicable statutory provisions:

•
BPG would be taxed as a non-REIT “C” corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on its taxable income at normal corporate income tax rates, which would reduce BPG’s cash available for distribution to stockholders; and

•	BPG would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

Complying with REIT requirements may force BPG to liquidate or restructure otherwise attractive investments or forego otherwise attractive investment opportunities.
In order to qualify as a REIT, BPG must also ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash equivalents, government securities and qualified REIT real estate assets. BPG’s investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless (1) such issuer is a REIT, (2) BPG and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code, or (3) for purposes of the 10% value limitation only, the securities satisfy certain requirements and are not considered “securities” for this test. The total value of all of BPG’s investments in taxable REIT subsidiaries cannot exceed 25% (20% effective for taxable years beginning after December 31, 2017) of the value of BPG’s total assets. In addition, no more than 5% of the value of BPG’s assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of the value of BPG’s total assets may be represented by debt instruments issued by “publicly offered REITs” (as defined under the Code) that are “nonqualified” (e.g., not secured by real property or interests in real property). If BPG fails to comply with these requirements, BPG must dispose of a portion of its assets within 30 days after the end of the calendar quarter in order to avoid losing its REIT status and suffering adverse tax consequences. As a result, BPG may be required to liquidate from its portfolio, or contribute to a taxable REIT subsidiaries (“TRSs”), otherwise attractive investments in order to maintain its qualification as a REIT. These actions could have the effect of reducing BPG’s income and amounts available for distribution to its stockholders. BPG may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the income or asset diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder BPG’s ability to operate solely on the basis of maximizing profits.

From time to time, BPG’s cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT. If BPG does not have other funds available in these situations, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales, in order to satisfy our REIT distribution requirements. These options could adversely affect BPG’s financial condition, operating results or cash flows.

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.”  Prohibited transactions generally include sales of assets, other than foreclosure property, that constitute inventory or other property held for sale to customers in the ordinary course of business.  This 100% tax could affect BPG’s decisions to sell property if it believes such sales could be treated as a prohibited transaction.  However, BPG would not be subject to this tax if it were to sell assets through its TRS.

Complying with REIT requirements may limit BPG’s ability to hedge effectively and may cause BPG to incur tax liabilities.
The REIT provisions of the Code substantially limit BPG’s ability to hedge its liabilities. Any income from a hedging transaction BPG enters into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, or manage the risk of certain currency fluctuations, if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that BPG must satisfy in order to maintain its qualification as a REIT. To the extent that BPG enters into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, BPG intends to limit its use of hedging techniques that are not clearly identified under applicable Treasury Regulations or implement those hedges through a domestic TRS. This could increase the cost of BPG’s hedging activities because its TRS would be subject to tax on gains or it could expose BPG to greater risks than BPG would otherwise want to bear.

BPG’s charter does not permit any person to own more than 9.8% of BPG’s outstanding common stock or of BPG’s outstanding stock of all classes or series, and attempts to acquire BPG’s common stock or BPG’s stock of all other classes or series in excess of these limits would not be effective without an exemption from these limits by BPG’s board of directors.
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

The ownership limit may have the effect of precluding a change in control of BPG by a third party, even if such change in control would be in the best interests of BPG’s stockholders or would result in BPG’s stockholders receiving a premium for their shares over the then current market price of our common stock (and even if such change in control would not reasonably jeopardize BPG’s REIT status). The exemptions to the ownership limit granted to date may limit BPG’s board of directors’ power to increase the ownership limit or grant further exemptions in the future.

Failure to qualify as a domestically-controlled REIT could subject BPG’s non-U.S. stockholders to adverse U.S. federal income tax consequences.
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

BPG may choose to make distributions in BPG’s own stock, in which case stockholders may be required to pay income taxes without receiving any cash dividends.
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
The maximum tax rate applicable to qualified dividend income payable by non-REIT “C” corporations to certain non-corporate U.S. stockholders has been reduced by legislation to 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For non-corporate U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. This does not adversely affect the taxation of REITs; however, the more favorable rates applicable to non-REIT “C” corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including BPG.

Tax laws and related interpretations may change at any time, and any such legislative or other actions could have a negative effect on BPG.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. BPG cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify BPG’s tax treatment and, therefore, may adversely affect taxation of BPG or BPG’s stockholders. In particular, H.R. 1 makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (both non-REIT “C” corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact BPG and BPG’s stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

Risks Related to Ownership of BPG’s Common Stock
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels and, as a result, we may use borrowed funds to make distributions or we may be unable to make distributions in the future.
If cash available for distributions decreases in future periods, our inability to make expected distributions could result in a decrease in the market price of BPG’s common stock. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” All distributions will be made at the discretion of BPG’s board of directors and will depend on our earnings, our financial condition, maintenance of BPG’s REIT qualification and other factors as BPG’s board of directors may deem relevant from time to time. We may not be able to make distributions in the future or we may need to fund a portion or all of the distribution with borrowed funds. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding BPG’s common stock, BPG’s share price and trading volume may decline.
The trading market for BPG’s shares is influenced by the research and reports that securities or industry analysts publish about us or our business. Events that could adversely affect BPG’s share price and trading volume include: (1) BPG’s operating results being below the expectations of securities and industry analysts and investors; (2) downgrades or inaccurate or unfavorable research about BPG’s business published by analysts; or (3) the termination of research coverage or the failure by analysts to regularly publish reports on us, which may cause us to lose visibility in the financial markets. A less liquid market for BPG’s shares may also impair our ability to raise additional equity capital by issuing shares and may impair our ability to acquire additional properties or other businesses by using BPG’s shares as consideration.

The market price of BPG’s common stock could be adversely affected by market conditions and by our actual and expected future earnings and level of distributions.
The stock market in general, and the NYSE and REIT markets in particular experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of BPG’s common stock to demand a higher distribution rate or seek alternative investments. The market value of equity securities is also based upon the market’s perception of the growth potential and current and potential future cash distributions of a security, whether from operations, sales or refinancings, and, for REITs, is secondarily based upon the real estate market value of the underlying assets. Our failure to meet the market’s expectations with regard to future earnings and distributions would likely adversely affect the market price of BPG’s common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2017, our Portfolio consisted of 486 shopping centers with approximately 83 million square feet of GLA. In addition, we have one land parcel currently under development. Our high quality national Portfolio is primarily located within established trade areas in the top 50 MSAs, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. Our three largest tenants by annualized base rent are The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc.

The following table summarizes the top 20 tenants by ABR in our Portfolio as of December 31, 2017 (dollars in thousands):

Retailer	Owned Leases	Leased GLA	Percent of Total Portfolio GLA	Leased ABR	Percent of Portfolio Leased ABR	ABR PSF
The TJX Companies, Inc.	90	2,805,560	3.4%	$29,966	3.2%	$10.68
The Kroger Co.	65	4,258,570	5.1%	29,890	3.1%	7.02
Dollar Tree Stores, Inc.	155	1,766,751	2.1%	18,372	1.9%	10.40
Publix Super Markets, Inc.	37	1,676,247	2.0%	15,723	1.7%	9.38
Wal-Mart Stores, Inc.	25	3,085,756	3.7%	13,613	1.4%	4.41
Ahold Delhaize	24	1,294,441	1.6%	13,095	1.4%	10.12
Burlington Stores, Inc.	23	1,572,515	1.9%	12,883	1.4%	8.19
Albertsons Companies, Inc.	21	1,194,862	1.4%	12,758	1.3%	10.68
Ross Stores, Inc	35	958,511	1.2%	10,555	1.1%	11.01
Bed Bath & Beyond, Inc.	33	809,213	1.0%	10,411	1.1%	12.87
Big Lots, Inc.	44	1,454,514	1.8%	9,394	1.0%	6.46
PetSmart, Inc.	29	646,099	0.8%	9,390	1.0%	14.53
L.A Fitness International, LLC	13	552,515	0.7%	8,689	0.9%	15.73
PETCO Animal Supplies, Inc.	37	491,801	0.6%	8,302	0.9%	16.88
Best Buy Co., Inc.	15	613,462	0.7%	8,262	0.9%	13.47
Office Depot, Inc.	32	700,208	0.8%	7,814	0.8%	11.16
Party City Holdco Inc.	35	510,998	0.6%	7,452	0.8%	14.58
DICK’S Sporting Goods, Inc.	14	539,639	0.7%	7,430	0.8%	13.77
Staples, Inc.	27	562,443	0.7%	7,022	0.7%	12.48
The Michaels Companies, Inc.	26	581,254	0.7%	6,841	0.7%	11.77
TOP 20 RETAILERS	780	26,075,359	31.5%	$247,862	26.1%	$9.51

The following table summarizes the geographic diversity of our Portfolio by state as of December 31, 2017 (dollars in thousands, expect per square foot information):

								Percent of
		Number of		Percent	Percent			Number of	Percent	Percent
	State	Properties	GLA	Billed	Leased	ABR	ABR PSF(1)	Properties	of GLA	of ABR
1	Texas	65	9,510,391	90.1%	92.2%	$110,084	$13.36	13.4%	11.5%	11.6%
2	Florida	55	8,772,427	88.8%	90.7%	106,280	13.86	11.3%	10.6%	11.2%
3	California	32	6,121,721	94.6%	97.4%	103,347	18.73	6.6%	7.4%	10.9%
4	Pennsylvania	34	5,837,674	93.8%	94.5%	67,760	14.71	7.0%	7.0%	7.1%
5	New York	28	3,559,268	92.0%	93.7%	60,817	18.72	5.8%	4.3%	6.4%
6	Illinois	22	4,709,788	81.7%	85.4%	48,143	12.58	4.5%	5.7%	5.1%
7	Georgia	35	4,856,395	89.5%	91.2%	45,817	10.62	7.2%	5.9%	4.8%
8	New Jersey	18	3,089,307	89.9%	92.8%	42,963	15.89	3.7%	3.7%	4.5%
9	North Carolina	20	4,241,985	92.6%	93.2%	42,210	11.43	4.1%	5.1%	4.4%
10	Ohio	21	4,088,047	93.1%	94.0%	40,546	11.99	4.3%	4.9%	4.3%
11	Michigan	19	3,902,104	90.2%	91.1%	37,742	13.22	3.9%	4.7%	4.0%
12	Connecticut	13	2,162,501	93.5%	95.1%	30,065	15.66	2.7%	2.6%	3.2%
13	Tennessee	15	3,062,513	91.1%	92.7%	29,688	11.03	3.1%	3.7%	3.1%
14	Massachusetts	11	1,871,739	93.1%	95.7%	21,722	15.41	2.3%	2.3%	2.3%
15	Colorado	6	1,473,147	87.0%	90.8%	19,293	14.49	1.2%	1.8%	2.0%
16	Kentucky	9	2,074,205	94.0%	94.9%	18,721	10.45	1.9%	2.5%	2.0%
17	Indiana	12	1,877,402	83.3%	88.7%	15,908	10.86	2.5%	2.3%	1.7%
18	Minnesota	9	1,362,713	88.7%	91.3%	15,443	13.10	1.9%	1.6%	1.6%
19	Virginia	10	1,392,586	90.9%	91.0%	14,342	11.92	2.1%	1.7%	1.5%
20	South Carolina	7	1,307,923	90.1%	91.4%	14,172	12.11	1.4%	1.6%	1.5%
21	New Hampshire	5	772,770	89.9%	90.1%	7,764	13.89	1.0%	0.9%	0.8%
22	Missouri	6	865,816	88.6%	92.2%	6,782	8.67	1.2%	1.0%	0.7%
23	Maryland	4	468,667	98.3%	98.3%	6,660	14.46	0.8%	0.6%	0.7%
24	Wisconsin	4	704,098	90.7%	91.6%	6,656	10.76	0.8%	0.9%	0.7%
25	Alabama	3	888,284	64.9%	69.9%	5,169	8.61	0.6%	1.1%	0.5%
26	Iowa	4	723,408	94.3%	94.3%	4,312	6.42	0.8%	0.9%	0.5%
27	Louisiana	4	619,143	79.6%	80.7%	3,432	7.48	0.8%	0.7%	0.4%
28	Nevada	1	278,411	100.0%	100.0%	3,269	11.89	0.2%	0.3%	0.3%
29	Arizona	2	288,110	92.1%	92.1%	3,204	12.08	0.4%	0.3%	0.3%
30	Kansas	2	370,239	92.6%	93.2%	3,178	11.85	0.4%	0.4%	0.3%
31	Mississippi	2	333,275	88.6%	88.6%	3,077	10.91	0.4%	0.4%	0.3%
32	Delaware	1	191,974	98.3%	98.3%	2,238	11.86	0.2%	0.2%	0.2%
33	West Virginia	2	251,500	98.0%	98.0%	2,103	8.53	0.4%	0.3%	0.2%
34	Vermont	1	224,514	98.6%	98.6%	1,973	8.92	0.2%	0.3%	0.2%
35	Maine	1	287,513	90.0%	90.0%	1,872	20.69	0.2%	0.3%	0.2%
36	Oklahoma	1	186,851	100.0%	100.0%	1,850	9.90	0.2%	0.2%	0.2%
37	New Mexico	2	83,800	100.0%	100.0%	966	11.53	0.4%	0.1%	0.1%

TOTAL(2)		486	82,812,209	90.3%	92.2%	$949,568	$13.47	100.0%	100.0%	100.0%
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee owned leasehold improvements.
(2)     Individual values may not add up to totals due to rounding.

The following table summarizes certain information for our Portfolio by unit size as of December 31, 2017 (dollars in thousands, expect per square foot information):

	Number of Units	GLA	Percent Billed	Percent Leased	Percent of Vacant GLA	ABR	ABR PSF(1)
≥ 35,000 SF	551	33,701,794	95.7%	96.4%	18.5%	$264,145	$9.49
20,000 – 34,999 SF	549	14,426,956	91.5%	95.3%	10.5%	139,778	10.38
10,000 – 19,999 SF	726	9,898,302	90.2%	92.5%	11.5%	118,542	13.27
5,000 – 9,999 SF	1,336	9,223,650	83.6%	85.6%	20.5%	128,292	16.96
< 5,000 SF	7,456	15,561,507	81.8%	83.8%	39.0%	298,811	23.59
TOTAL	10,618	82,812,209	90.3%	92.2%	100.0%	$949,568	$13.47

TOTAL ≥ 10,000 SF	1,826	58,027,052	93.7%	95.5%	40.5%	$522,465	$10.40
TOTAL < 10,000 SF	8,792	24,785,157	82.4%	84.5%	59.5%	427,103	21.11
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee owned leasehold improvements.

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next ten calendar years and thereafter, assuming no exercise of renewal options over the lease term and including the GLA of lessee owned leasehold improvements, as of December 31, 2017:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR PSF	ABR PSF at Expiration
M-M	398	1,066,381	1.4%	1.8%	$16.47	$16.47
2018	1,332	6,456,408	8.5%	9.1%	13.32	13.32
2019	1,473	10,799,806	14.1%	13.3%	11.66	11.72
2020	1,444	11,589,173	15.2%	14.3%	11.71	11.88
2021	1,167	10,099,929	13.2%	12.6%	11.87	12.14
2022	1,120	9,589,499	12.6%	12.7%	12.61	13.02
2023	561	5,776,001	7.6%	7.4%	12.14	13.05
2024	349	4,266,022	5.6%	5.2%	11.51	12.44
2025	286	3,271,952	4.3%	4.6%	13.46	14.62
2026	303	3,226,586	4.2%	4.9%	14.48	15.85
2027	342	3,453,920	4.5%	5.0%	13.83	15.79
2028+	366	6,745,145	8.8%	9.0%	12.73	14.81

More specific information with respect to each of our property interests is set forth in Exhibit 99.1, which is incorporated herein by reference.

Leases
Our anchor tenants generally have leases with original terms ranging from 10 to 20 years. Such leases frequently contain renewal options for one or more additional periods. Smaller tenants typically have leases with original terms ranging from five to 10 years, which may or may not contain renewal options. Leases in our Portfolio generally provide for the payment of fixed monthly rent. Leases may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level. Leases typically contain contractual increases in base rent over both the primary terms and renewal periods. Our leases generally include tenant reimbursements of common area expenses, insurance and real estate taxes. Utilities are generally paid by tenants either through separate meters or reimbursement.

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

We also maintain commercial liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our Portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage, industry practice, and the nature of the shopping centers in our Portfolio. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. In the opinion of our management, all of the properties in our Portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as losses from war. See “Risk Factors – Risks Related to Our Portfolio and Our Business – An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in our Portfolio.”

Item 3.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 14 – Commitments and Contingencies to our consolidated financial statements in this report is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth for the years ended December 31, 2017 and 2016 the high and low sales prices for each quarter of BPG’s common stock, which trades on the New York Stock Exchange under the trading symbol “BRX,” and the quarterly declared dividend per share of common stock:

	Stock Price
Period	High	Low	Cash Dividends Declared
2017:
First Quarter	$25.34	$20.66	$0.260
Second Quarter	22.02	17.35	0.260
Third Quarter	20.59	17.47	0.260
Fourth Quarter	19.30	17.23	0.275
2016:
First Quarter	$26.98	$19.91	$0.245
Second Quarter	27.35	24.50	0.245
Third Quarter	29.14	26.39	0.245
Fourth Quarter	27.49	23.38	0.260

As of February 1, 2018, the number of holders of record of BPG’s common stock was 329.  This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

BPG’s future distributions will be at the sole discretion of BPG’s Board of Directors. When determining the amount of future distributions, we expect that BPG’s Board of Directors will consider, among other factors; (1) the amount of cash recently and expected to be generated from our operating activities; (2) the amount of cash required for capital expenditures and leasing; (3) the amount of cash required for debt repayments, redevelopment, selective acquisitions of new properties and share repurchases; (4) the amount of cash required to be distributed to maintain BPG’s status as a REIT and to reduce any income and excise taxes that BPG otherwise would be required to pay; (5) any limitations on our distributions contained in our financing agreements, including, without limitation, in our Unsecured Credit Facility; (6) the sufficiency of legally-available assets; and (7) our ability to continue to access additional sources of capital.

To the extent BPG is prevented by provisions of our financing arrangements or otherwise from distributing 100% of BPG’s REIT taxable income or otherwise does not distribute 100% of BPG’s REIT taxable income, BPG will be subject to income tax, and potentially excise tax, on the retained amounts. If our operations do not generate sufficient cash flow to allow BPG to satisfy the REIT distribution requirements, we may be required to fund distributions with working capital, borrowed funds, asset sales or may be required to reduce such distributions. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Item 1A. “Risk Factors.”

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as ordinary dividend income or capital gain income.  Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as capital gain from the sale of common shares.  For the taxable year ended December 31, 2017, 86.4% of the Company’s distributions to shareholders constituted taxable ordinary income and 13.6% constituted a return of capital.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from October 30, 2013 through December 31, 2017, the cumulative total stockholder return on BPG’s common stock with the cumulative total return of the S&P 500 Index and the FTSE NAREIT Equity Shopping Centers Index. Equity real estate investment trusts are defined as those which derive more than 75% of their income from equity investments in real estate assets. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*

Among Brixmor Property Group Inc., the S&P 500 Index
and the FTSE NAREIT Equity Shopping Center Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
10/30/13
12/13
12/14
12/15
12/16
12/17
Brixmor Property Group Inc.
S&P 500
FTSE NAREIT Equity Shopping Center

*$100 invested on 10/30/13 in stock or 10/31/13 index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2017.

Issuer Purchases of Equity Securities
On December 5, 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of shares of the Company’s common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the year ended December 31, 2017, the Company repurchased 326,958 shares of common stock under the program at an average price per share of $17.96 for a total of approximately $5.9 million.

Period 2017	Total Number of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Repurchased (in millions)
October	—	$—	N/A
November	—	—	N/A
December	326,958	17.96	$394.1
Total	326,958	$17.96

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

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues
Rental income	$997,089	$998,118	$984,548	$960,715	$887,466
Expense reimbursements	278,636	270,548	276,032	268,035	242,803
Other revenues	7,455	7,106	5,400	7,849	16,135
Total revenues	1,283,180	1,275,772	1,265,980	1,236,599	1,146,404

Operating expenses
Operating costs	136,092	133,429	129,477	129,148	116,522
Real estate taxes	179,097	174,487	180,911	179,504	168,468
Depreciation and amortization	375,028	387,302	417,935	441,630	438,547
Provision for doubtful accounts	5,323	9,182	9,540	11,537	10,899
Impairment of real estate assets	40,104	5,154	1,005	—	1,531
General and administrative	92,247	92,248	98,454	80,175	121,082
Total operating expenses	827,891	801,802	837,322	841,994	857,049

Other income (expense)
Dividends and interest	365	542	315	602	832
Interest expense	(226,660)	(226,671)	(245,012)	(262,812)	(343,193)
Gain on sale of real estate assets and acquisition of joint venture interest	68,847	35,613	11,744	378	2,223
Gain (loss) on extinguishment of debt, net	498	(832)	1,720	(13,761)	(20,028)
Other	(2,907)	(4,957)	(348)	(8,431)	(11,014)
Total other expense	(159,857)	(196,305)	(231,581)	(284,024)	(371,180)

Income (loss) before equity in income of unconsolidated joint ventures	295,432	277,665	197,077	110,581	(81,825)
Equity in income of unconsolidated joint ventures	381	477	459	370	1,167
Gain on disposition of unconsolidated joint venture interests	4,556	—	—	1,820	—
Income (loss) from continuing operations	300,369	278,142	197,536	112,771	(80,658)

Discontinued operations
Income from discontinued operations	—	—	—	4,909	3,505
Gain on disposition of operating properties	—	—	—	15,171	3,392
Impairment of real estate held for sale	—	—	—	—	(45,122)
Income (loss) from discontinued operations	—	—	—	20,080	(38,225)

Net income (loss)	300,369	278,142	197,536	132,851	(118,883)

Net (income) loss attributable to non-controlling interests	(76)	(2,514)	(3,816)	(43,849)	25,349

Net income (loss) attributable to Brixmor Property Group Inc.	300,293	275,628	193,720	89,002	(93,534)

Preferred stock dividends	(39)	(150)	(150)	(150)	(162)
Net income (loss) attributable to common stockholders	$300,254	$275,478	$193,570	$88,852	$(93,696)
Per common share:
Income (loss) from continuing operations:
Basic	$0.98	$0.91	$0.65	$0.36	$(0.33)
Diluted	$0.98	$0.91	$0.65	$0.36	$(0.33)
Net income (loss) attributable to common stockholders:
Basic	$0.98	$0.91	$0.65	$0.36	$(0.50)
Diluted	$0.98	$0.91	$0.65	$0.36	$(0.50)
Weighted average shares:
Basic	304,834	301,601	298,004	243,390	188,993
Diluted	305,281	305,060	305,017	244,588	188,993
Cash dividends declared per common share	$1.055	$0.995	$0.92	$0.825	$0.127

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
Balance sheet data as of the end of each year	2017	2016	2015	2014	2013
Real estate, net	$8,560,421	$8,842,004	$9,052,165	$9,253,015	$9,647,558
Total assets	$9,153,926	$9,319,685	$9,498,007	$9,681,913	$10,143,487
Debt obligations, net(1)	$5,676,238	$5,838,889	$5,974,266	$6,022,508	$5,952,860
Total liabilities	$6,245,578	$6,392,525	$6,577,705	$6,701,610	$6,837,500
Redeemable non-controlling interests	$—	$—	$—	$—	$21,467
Total equity	$2,908,348	$2,927,160	$2,920,302	$2,980,303	$3,284,520
(1) Debt includes secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount and unamortized debt issuance costs.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues
Rental income	$997,089	$998,118	$984,548	$960,715	$887,466
Expense reimbursements	278,636	270,548	276,032	268,035	242,803
Other revenues	7,455	7,106	5,400	7,849	16,135
Total revenues	1,283,180	1,275,772	1,265,980	1,236,599	1,146,404

Operating expenses
Operating costs	136,092	133,429	129,477	129,148	116,522
Real estate taxes	179,097	174,487	180,911	179,504	168,468
Depreciation and amortization	375,028	387,302	417,935	441,630	438,547
Provision for doubtful accounts	5,323	9,182	9,540	11,537	10,899
Impairment of real estate assets	40,104	5,154	1,005	—	1,531
General and administrative	92,247	92,248	98,454	80,175	121,078
Total operating expenses	827,891	801,802	837,322	841,994	857,045

Other income (expense)
Dividends and interest	365	542	315	602	825
Interest expense	(226,660)	(226,671)	(245,012)	(262,812)	(343,193)
Gain on sale of real estate assets and acquisition of joint venture interest	68,847	35,613	11,744	378	2,223
Gain (loss) on extinguishment of debt, net	498	(832)	1,720	(13,761)	(20,028)
Other	(2,907)	(4,957)	(348)	(8,431)	(11,005)
Total other expense	(159,857)	(196,305)	(231,581)	(284,024)	(371,178)

Income (loss) before equity in income of unconsolidated joint ventures	295,432	277,665	197,077	110,581	(81,819)
Equity in income of unconsolidated joint ventures	381	477	459	370	1,167
Gain on disposition of unconsolidated joint venture interests	4,556	—	—	1,820	—
Income (loss) from continuing operations	300,369	278,142	197,536	112,771	(80,652)

Discontinued operations
Income from discontinued operations	—	—	—	4,909	3,505
Gain on disposition of operating properties	—	—	—	15,171	3,392
Impairment on real estate held for sale	—	—	—	—	(45,122)
Income (loss) from discontinued operations	—	—	—	20,080	(38,225)

Net income (loss)	300,369	278,142	197,536	132,851	(118,877)

Net income attributable to non-controlling interests	—	—	—	(1,181)	(1,355)

Net income (loss) attributable to Brixmor Operating Partnership LP	$300,369	$278,142	$197,536	$131,670	$(120,232)
Net income (loss) attributable to:
Series A interest	$—	$—	$—	$21,014	$3,451
Partnership common units	300,369	278,142	197,536	110,656	(123,683)
Net income (loss) attributable to Brixmor Operating Partnership LP	$300,369	$278,142	$197,536	$131,670	$(120,232)
Per common unit:
Income (loss) from continuing operations:
Basic	$0.98	$0.91	$0.65	$0.36	$(0.33)
Diluted	$0.98	$0.91	$0.65	$0.36	$(0.33)
Net income (loss) attributable to partnership common units:
Basic	$0.98	$0.91	$0.65	$0.36	$(0.50)
Diluted	$0.98	$0.91	$0.65	$0.36	$(0.50)
Weighted average number of partnership common units:
Basic	304,913	304,600	303,992	302,540	250,109
Diluted	305,281	305,059	305,017	303,738	250,109

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
Balance sheet data as of the end of each year	2017	2016	2015	2014	2013
Real estate, net	$8,560,421	$8,842,004	$9,052,165	$9,253,015	$9,647,558
Total assets	$9,153,677	$9,319,434	$9,497,775	$9,681,566	$10,142,381
Debt obligations, net(1)	$5,676,238	$5,838,889	$5,974,266	$6,022,508	$5,952,860
Total liabilities	$6,245,578	$6,392,525	$6,577,705	$6,701,610	$6,837,490
Redeemable non-controlling interests	$—	$—	$—	$—	$21,467
Total capital	$2,908,099	$2,926,909	$2,920,070	$2,979,956	$3,283,424
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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein refer to each of BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States, comprised primarily of community and neighborhood shopping centers. As of December 31, 2017, our portfolio consisted of 486 shopping centers (the “Portfolio”) with approximately 83 million square feet of GLA. In addition, we have one land parcel currently under development. Our high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”), and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. Our three largest tenants by annualized base rent are The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, and has maintained such requirements through our taxable year ended December 31, 2017, and expects to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. We seek to achieve this objective through proactive management and accretive reinvestment in our existing Portfolio of high-quality open air shopping centers and through disciplined capital recycling activity focused on maximizing asset value and achieving critical mass in attractive retail submarkets. Our key strategies to achieve growth in cash flow include driving internal growth, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth.

We believe the following set of competitive advantages positions us to successfully execute on our key strategies:

•
Expansive Retailer Relationships – We believe that the scale of our asset base and our nationwide footprint, represent a competitive advantage in supporting the growth objectives of the nation’s largest retailers. We believe that we are one of the largest landlords by GLA to TJX Companies and Kroger, as well as a key landlord to most major grocers and major retail category leaders. We believe that our strong relationships with leading retailers afford us insight into their strategies and priority access to their expansion plans.

•
Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia and San Diego, as well as 11 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical market intelligence and to benefit from the regional and local expertise of our workforce.

•
Experienced Management – Senior members of our management team are seasoned real estate operators with public company leadership experience.  Our management team has deep industry knowledge and extensive, well-established relationships with retailers, brokers and vendors through many years of transactional experience, as well as significant expertise in executing value-enhancing reinvestment opportunities.

Other Factors That May Influence our Future Results
We derive our revenues primarily from rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us under contractual lease obligations for their proportional share of a property’s operating costs, insurance and real estate taxes and certain capital expenditures related to maintenance of the properties.

The amount of revenue we receive is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases and/or lease available space. Factors that could affect our rental income include: (1) changes in national, regional or local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics of our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rent and expense reimbursements; and (7) in the case of percentage rents, the sales volume of our tenants.

Our operating costs represent property-related costs, such as repairs and maintenance, landscaping, snow removal, utilities, property insurance, security, ground rent related to properties for which we are the lessee and various other property related costs. Increases in our operating costs, to the extent they are not offset by revenue increases, may impact our overall performance. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”

Leasing Highlights
As of December 31, 2017, billed and leased occupancy was 90.3% and 92.2%, respectively, as compared to 90.7% and 92.8%, respectively, as of December 31, 2016. In addition, the following table summarizes our executed leasing activity for the years ended December 31, 2017 and 2016 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Year Ended December 31, 2017
	Leases	GLA	New ABR PSF	Rent Spread(1)	Tenant Improvements and Allowances PSF(2)	Third Party Leasing Commissions PSF
New, renewal and option leases	1,894	11,898,523	$14.48	12.6%	$7.34	$1.10
New and renewal leases	1,605	8,129,836	15.44	15.5%	10.73	1.61
New leases	618	3,195,154	16.00	34.1%	22.26	3.97
Renewal leases	987	4,934,682	15.08	9.8%	3.27	0.08
Option leases	289	3,768,687	12.41	7.2%	0.02	—

For the Year Ended December 31, 2016
	Leases	GLA	New ABR PSF	Rent Spread(1)	Tenant Improvements and Allowances PSF(2)	Third Party Leasing Commissions PSF
New, renewal and option leases	2,017	13,683,327	$12.90	12.0%	$5.39	$0.85
New and renewal leases	1,665	7,879,398	14.82	16.5%	9.36	1.48
New leases	697	3,385,418	15.07	31.3%	19.71	3.35
Renewal leases	968	4,493,980	14.63	11.5%	1.57	0.07
Option leases	352	5,803,929	10.30	6.0%	0.01	—

(1)	Based on comparable leases only.

(2)	Includes tenant specific landlord work.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee owned leasehold improvements.

Acquisition Activity

•	During the year ended December 31, 2017, we acquired four shopping centers, one building, two outparcel buildings and two outparcels for $190.5 million.

•	During the year ended December 31, 2016, we acquired one shopping center, one building, two land parcels and one outparcel building for $48.0 million.

Disposition Activity

•
During the year ended December 31, 2017, we disposed of 29 wholly owned shopping centers and two outparcel buildings for net proceeds of $330.8 million resulting in an aggregate gain of $68.7 million and aggregate impairment of $22.9 million. In addition, during the year ended December 31, 2017, we disposed of our unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

•
During the year ended December 31, 2016, we disposed of six shopping centers, one office building and one outparcel building for net proceeds of $102.9 million resulting in an aggregate gain of $35.6 million and aggregate impairment of $2.0 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
Revenues (in thousands)

	Year Ended December 31,
	2017	2016	$ Change
Revenues
Rental income	$997,089	$998,118	$(1,029)
Expense reimbursements	278,636	270,548	8,088
Other revenues	7,455	7,106	349
Total revenues	$1,283,180	$1,275,772	$7,408
Rental income
The decrease in rental income for the year ended December 31, 2017, of $1.0 million, as compared to the corresponding period in 2016, was primarily due to (i) a $9.3 million decrease in above and below market lease accretion and tenant inducements, net; and (ii) a $6.4 million decrease in lease settlement income; partially offset by (iii) a $10.5 million increase in base rent; and (iv) a $4.0 million increase in straight-line rent. The base rent increase was driven primarily by contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 12.6% and 12.0% during the years ended December 31, 2017 and 2016, respectively, partially offset by a decline in occupancy.

Expense reimbursements
The increase in expense reimbursements for the year ended December 31, 2017 of $8.1 million, as compared to the corresponding period in 2016, was primarily due to an increase in reimbursable real estate taxes and operating costs.

Other revenues
Other revenues remained generally consistent for the year ended December 31, 2017 as compared to the corresponding period in 2016.

Operating Expenses (in thousands)

	Year Ended December 31,
	2017	2016	$ Change
Operating expenses
Operating costs	$136,092	$133,429	$2,663
Real estate taxes	179,097	174,487	4,610
Depreciation and amortization	375,028	387,302	(12,274)
Provision for doubtful accounts	5,323	9,182	(3,859)
Impairment of real estate assets	40,104	5,154	34,950
General and administrative	92,247	92,248	(1)
Total operating expenses	$827,891	$801,802	$26,089

Operating costs
The increase in operating costs for the year ended December 31, 2017 of $2.7 million, as compared to the corresponding period in 2016, was primarily due to an increase in repair and maintenance costs.

Real estate taxes
The increase in real estate taxes for the year ended December 31, 2017 of $4.6 million, as compared to the corresponding period in 2016, was primarily due to increased tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the year ended December 31, 2017 of $12.3 million, as compared to the corresponding period in 2016, was primarily due to the continued decrease in acquired in-place lease intangibles.

Provision for doubtful accounts
The decrease in the provision for doubtful accounts for the year ended December 31, 2017 of $3.9 million, as compared to the corresponding period in 2016, was primarily due to increased recoveries of previously reserved receivables and overall strength in collection efforts.

Impairment of real estate assets
During the year ended December 31, 2017, aggregate impairment of $40.1 million was recognized on 11 shopping centers as a result of disposition activity and five operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program. During the year ended December 31, 2016, aggregate impairment of $5.2 million was recognized on one shopping center and one office building as a result of disposition activity and two operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program.

General and administrative
General and administrative costs remained generally consistent for the year ended December 31, 2017 as compared to the corresponding period in 2016, with decreased severance expenses associated with the separation of former executives of the Company in 2016, partially offset by increased payroll expenses.

During the year ended December 31, 2017 and 2016, construction compensation costs of $8.1 million and $6.6 million, respectively, were capitalized to building and improvements and leasing compensation costs of $14.2 million and $14.5 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2017	2016	$ Change
Other income (expense)
Dividends and interest	$365	$542	$(177)
Interest expense	(226,660)	(226,671)	11
Gain on sale of real estate assets	68,847	35,613	33,234
Gain (loss) on extinguishment of debt, net	498	(832)	1,330
Other	(2,907)	(4,957)	2,050
Total other expense	$(159,857)	$(196,305)	$36,448

Dividends and interest
The decrease in dividend and interest for the year ended December 31, 2017 of $0.2 million, as compared to the corresponding period in 2016, was primarily due to interest income recognized in 2016 in connection with a tax refund.

Interest expense
Interest expense remained generally consistent for the year ended December 31, 2017 as compared to the corresponding period in 2016. Debt obligations refinanced at lower rates and decreased debt obligations during 2017 were partially offset by a decrease in debt premium amortization, net of discounts.

Gain (loss) on the sale of real estate assets
During the year ended December 31, 2017, 18 of the shopping centers and the two outparcel buildings that were disposed for net proceeds of $283.7 million resulted in an aggregate gain of $68.7 million. During the year ended December 31, 2016, five of the shopping centers and the one outparcel building that were disposed for net proceeds of $93.8 million resulted in an aggregate gain of $35.6 million.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2017, we repaid $389.1 million of secured loans and $815.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended July 25, 2016, (the “Unsecured Credit Facility”), resulting in a $0.5 million gain on extinguishment of debt, net. During the year ended December 31, 2016, we repaid $892.4 million of secured loans, resulting in a $1.7 million gain on extinguishment of debt. In addition, we recognized a $2.5 million loss on extinguishment of debt in connection with the execution of the Unsecured Credit Facility.

Other
The decrease in other expense, net for the year ended December 31, 2017 of $2.1 million, as compared to the corresponding period in 2016, was primarily due to a decrease in shareholder equity offering expenses and a decrease in tenant litigation settlement expenses.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Year Ended December 31,
	2017	2016	$ Change
Equity in income of unconsolidated joint venture	$381	$477	$(96)
Gain on disposition of unconsolidated joint venture interest	4,556	—	4,556

Equity in income of unconsolidated joint venture
The decrease in equity in income of unconsolidated joint venture for the year ended December 31, 2017 of $0.1 million, as compared to the corresponding period in 2016, was primarily due to the disposition of our unconsolidated joint venture interest during the year ended December 31, 2017.

Gain on disposition of unconsolidated joint venture interest
During the year ended December 31, 2017, we disposed of our unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Revenues (in thousands)

	Year Ended December 31,
	2016	2015	$ Change
Revenues
Rental income	$998,118	$984,548	$13,570
Expense reimbursements	270,548	276,032	(5,484)
Other revenues	7,106	5,400	1,706
Total revenues	$1,275,772	$1,265,980	$9,792

Rental income
The increase in rental income for the year ended December 31, 2016 of $13.6 million, as compared to the corresponding period in 2015, was primarily due to (i) a $20.2 million increase in base rent and (ii) a $9.4 million increase in lease settlement income primarily from a former bankrupt tenant, partially offset by (iii) a $10.0 million decrease in accretion income from above and below market lease intangibles, (iv) a $3.2 million decrease in straight-line rent and (v) a $0.9 million increase in amortization of tenant inducements. The base rent increase was driven primarily by contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 12.0% and 14.9% for the years ended December 31, 2016 and 2015, respectively.

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

Depreciation and amortization
The decrease in depreciation and amortization for the year ended December 31, 2016 of $30.6 million, as compared to the corresponding period in 2015, was primarily due to the continued decrease in acquired in-place lease intangibles.

Provision for doubtful accounts
The decrease in provision for doubtful accounts for the year ended December 31, 2016 of $0.4 million, as compared to the corresponding period in 2015, was primarily due to an increase in recoveries of amounts previously written off.

Impairment of real estate assets
During the year ended December 31, 2016, aggregate impairment of $5.2 million was recognized on one shopping center and one office building as a result of disposition activity and two operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program. During the year ended December 31, 2015, aggregate impairment of $1.0 million was recognized on one shopping center and one outparcel as a result of disposition activity in connection with our capital recycling program.

General and administrative
The decrease in general and administrative expenses for the year ended December 31, 2016 of $6.2 million, as compared to the corresponding period in 2015, was primarily due to (i) $9.9 million of expense associated with the vesting of certain pre-IPO equity awards in 2015 and (ii) a decrease in corporate office rent, partially offset by (iii) increased expenses associated with the Audit Committee review and (iv) 2016 severance expenses associated with former executives of BPG as well as expenses associated with the interim and new executive team.

During the years ended December 31, 2016 and 2015, construction compensation costs of $6.6 million and $6.3 million, respectively, were capitalized to building and improvements and leasing compensation costs of $14.5 million and $15.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

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

Interest expense
The decrease in interest expense for the year ended December 31, 2016 of $18.3 million, as compared to the corresponding period in 2015, was primarily due to the 2016 and 2015 secured loan and unsecured note repayments of $2.0 billion with a weighted-average interest rate of 5.70%, partially offset by the issuance of $2.3 billion of senior unsecured notes with a weighted average interest rate of 3.80%. The balance on the $1.25 billion revolving facility component of the Unsecured Credit Facility decreased by $397.5 million during 2015 and 2016 from a balance of $519.5 million on January 1, 2015 to $122.0 million at December 31, 2016.

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

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2016, we repaid $892.4 million of secured loans, resulting in a $1.7 million gain on extinguishment of debt. In addition, we recognized a $2.5 million loss on extinguishment of debt in connection with the execution of the Unsecured Credit Facility. During the year ended December 31, 2015, we repaid $868.9 million of secured loans and $225.0 million of unsecured notes, resulting in a $1.7 million gain on extinguishment of debt, net.

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

Liquidity and Capital Resources
We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant and other capital improvements, stockholder distributions to maintain our qualification as a REIT and other obligations associated with conducting our business.

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing Unsecured Credit Facility;

•	issuance of long-term debt;

•	dispositions; and

•	issuance of equity securities.
Uses

•	recurring maintenance capital expenditures;

•	leasing related capital expenditures;

•	anchor space repositioning, redevelopment and development projects;

•	debt maturities and repayment requirements;

•	acquisitions;

•	dividend/distribution payments; and

•	repurchase of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2017, our revolving credit facility was undrawn providing for $1.25 billion of liquidity. We intend to continue to enhance our financial and operational flexibility through laddering and extending the duration of our debt, and further expanding our unencumbered asset base.

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

In July 2017, the Operating Partnership entered into a $300.0 million variable rate unsecured term loan facility (the “$300 Million Term Loan”). The term loan facility has a seven-year term maturing on July 26, 2024, with no available extension options, and will bear interest at a rate of LIBOR plus 190 basis points (based on the Operating Partnership’s current credit ratings). Proceeds from the $300 Million Term Loan were used to prepay $300.0 million of an unsecured term loan under the Company’s Unsecured Credit Facility maturing July 31, 2018.

During the year ended December 31, 2017, we repaid a total of $815.0 million of unsecured term loan debt under our Unsecured Credit Facility and $389.1 million of secured loans, resulting in a $0.5 million gain on extinguishment of debt, net. These repayments were funded primarily with proceeds from the issuance of the 2027 Notes and 2024 Notes and the execution of the $300 Million Term Loan.

In December 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of the Company’s common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the year ended December 31, 2017, the Company repurchased approximately 0.3 million shares of common stock under the program at an average price per share of $17.96 for a total of approximately $5.9 million.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital and operating fundamentals among other things.  We generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for reinvestment in our Portfolio, debt reduction, acquisitions of new properties, share repurchases, other investments as suitable opportunities arise, and such other factors as the Board of Directors considers appropriate. Cash dividends paid to common stockholders and OP Unitholders for the year ended December 31, 2017 and 2016 were $317.5 million and $298.8 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.275 per common share in October 2017 for the fourth quarter of 2017. The dividend was paid on January 16, 2018 to shareholders of record on January 4, 2018. Our Board of Directors declared a quarterly cash dividend of $0.275 per common share in February 2018 for the first quarter of 2018. The dividend is payable on April 16, 2018 to shareholders of record on April 5, 2018.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by operating activities	$551,941	$567,467	$523,998
Cash flows used in investing activities	(52,874)	(141,881)	(190,743)
Cash flows used in financing activities	(491,159)	(433,707)	(336,024)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by operating activities	$551,941	$567,467	$523,998
Cash flows used in investing activities	(52,872)	(141,873)	(190,740)
Cash flows used in financing activities	(491,157)	(433,727)	(335,904)

Cash, cash equivalents and restricted cash for BPG were $110.8 million and $102.9 million as of December 31, 2017 and 2016, respectively. Cash, cash equivalents and restricted cash for the Operating Partnership were $110.7 million and $102.8 million as of December 31, 2017 and 2016, respectively.

Operating Activities
Net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses and interest.

During the year ended December 31, 2017, our net cash flow provided by operating activities decreased $15.5 million as compared to the corresponding period in 2016. The decrease is primarily due to (i) a decrease in net working capital, (ii) a decrease in lease settlement income, and (iii) an increase in cash outflows for general and administrative expense, partially offset by (iv) an increase in net operating income and (v) a decrease in cash outflows for interest expense.

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

During the year ended December 31, 2017, our net cash flow used in investing activities decreased $89.0 million as compared to the corresponding period in 2016. The decrease was primarily due to (i) an increase of $240.2 million in proceeds from sales of real estate assets and unconsolidated joint venture interest, partially offset by (ii) an increase of $143.7 million in acquisitions of real estate assets, and (iii) an increase of $10.4 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the year ended December 31, 2017 and 2016, we expended $202.9 million and $192.4 million, respectively, on improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing anchor space repositioning, redevelopment and development opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of December 31, 2017, we had 47 projects in process with an aggregate anticipated cost of $294.9 million, of which $112.1 million has been incurred to date.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for available properties and may acquire shopping centers when we believe strategic opportunities exist, particularly where we can enhance our concentration in attractive retail submarkets and the long-term growth rate of our Portfolio. During the year ended December 31, 2017, we acquired four shopping centers, one building, two outparcel buildings and two outparcels for an aggregate purchase price, including transaction costs, of $190.5 million.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our Portfolio. During the year ended December 31, 2017, we disposed of 29 wholly owned shopping centers and two outparcel buildings for net proceeds of $330.8 million. In addition, during the year ended December 31, 2017, we disposed of our sole unconsolidated joint venture interest for net proceeds of $12.4 million.

Financing Activities
Net cash flow used in financing activities is impacted by the nature, timing and extent of issuances of debt and equity securities, as well as principal and other payments associated with our outstanding indebtedness.

During the year ended December 31, 2017, our net cash used in financing activities increased $57.5 million as compared to the corresponding period in 2016. The increase was primarily due to (i) a $38.8 million increase in debt repayments, net of borrowings, (ii) an increase of $19.2 million in distributions to common stock holders, partners and non-controlling interests, and (iii) an increase of $5.9 million in repurchases of common stock, partially offset by (iv) a decrease of $6.5 million in deferred financing costs.

Contractual Obligations
Our contractual obligations relate to our debt, including secured loans, unsecured notes payable and unsecured credit facilities, with maturities ranging from one year to 12 years, in addition to non-cancelable operating leases pertaining to shopping centers where we are the lessee and to our corporate offices.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding extension options) as of December 31, 2017:

Contractual Obligations (in thousands)	Payment due by period
	2018	2019	2020	2021	2022	Thereafter	Total
Debt(1)	$203,118	$618,679	$672,695	$686,225	$500,000	$3,025,453	$5,706,170
Interest payments(2)	215,686	201,526	187,060	140,010	131,991	289,559	1,165,832
Operating leases	7,092	7,010	7,027	7,231	7,215	71,860	107,435
Total	$425,896	$827,215	$866,782	$833,466	$639,206	$3,386,872	$6,979,437

(1)	Debt includes scheduled principal amortization and maturities for secured loans, unsecured credit facilities and unsecured notes payable.

(2)
As of December 31, 2017, we incur variable rate interest on (i) $185.0 million of a term loan under our Unsecured Credit Facility; (ii) a $500.0 million term loan under our Unsecured Credit Facility; (iii) a $600.0 million term loan under our $600 Million Term Loan, and (iv) a $300 million term loan under our $300 Million Term Loan. Additionally, we have in-place nine interest rate swap agreements with an aggregate notional value of $1.4 billion, which effectively convert a portion of the variable interest payments to fixed interest payments. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures.” Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2017.

Non-GAAP Disclosures
We present the non-GAAP performance measures set forth below. These measures should not be considered as alternatives to, or more meaningful than, net income (presented in accordance with GAAP) or other GAAP financial measures, as an indicator of financial performance and are not alternatives to, or more meaningful than, cash flow from operating activities (presented in accordance with GAAP) as a measure of liquidity. Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental financial results to those presented in accordance with GAAP. Our computation of these non-GAAP measures may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to similarly titled measures presented by such other REITs. Investors are cautioned that items excluded from these non-GAAP measures are relevant to understanding and addressing financial performance.

Funds From Operations
NAREIT FFO is a supplemental non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) presented in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties, and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties, (iv) impairment of operating properties and real estate equity investments, and (v) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

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

Our reconciliation of BPG’s net income to NAREIT FFO for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income	$300,369	$278,142	$197,536
Gain on disposition of operating properties	(68,847)	(35,613)	(11,744)
Gain on disposition of unconsolidated joint venture interest	(4,556)	—	—
Depreciation and amortization-real estate related-continuing operations	371,255	384,187	413,470
Depreciation and amortization-real estate related-unconsolidated joint venture	56	88	85
Impairment of operating properties	40,104	5,154	807
NAREIT FFO	$638,381	$631,958	$600,154
NAREIT FFO per share/OP Unit – diluted	$2.09	$2.07	$1.97
Weighted average shares/OP Units outstanding – basic and diluted(1)	305,281	305,059	305,023

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

Same Property Net Operating Income
Same Property Net Operating Income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development), as total property revenues (base rent, ancillary and other, expense reimbursements, and percentage rents) less direct property operating expenses (operating costs, real estate taxes and provision for doubtful accounts). Same property NOI excludes corporate level income (including management, transaction, and other fees), lease termination fees, straight-line rental income, amortization of above- and below-market rent and tenant inducements, straight-line ground rent expense, and income / expense associated with the Company’s captive insurance company.

We believe Same Property NOI assists investors in analyzing our comparative operating and financial performance because it eliminates disparities in NOI due to the acquisition, disposition or stabilization of development properties during the period presented, and therefore provides a more consistent metric for comparing the operating performance of a company’s real estate between periods.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Change

Number of properties	479	479	—
Percent billed	90.3%	90.7%	(0.4%)
Percent leased	92.2%	92.9%	(0.7%)

Revenues
Base rent	$895,447	$877,117	$18,330
Ancillary and other	15,804	15,599	205
Expense reimbursements	268,690	259,261	9,429
Percentage rents	7,023	5,711	1,312
	1,186,964	1,157,688	29,276
Operating expenses
Operating costs	(134,172)	(128,027)	(6,145)
Real estate taxes	(172,644)	(167,796)	(4,848)
Provision for doubtful accounts	(4,809)	(8,780)	3,971
	(311,625)	(304,603)	(7,022)
Same property NOI	$875,339	$853,085	$22,254

NOI margin	73.7%	73.7%
Expense recovery ratio	87.6%	87.6%

The following table provides a reconciliation of Net income attributable to common stockholders to Same Property NOI for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016
Net income attributable to common stockholders	$300,254	$275,478
Adjustments:
Non-same property NOI	(34,705)	(41,320)
Lease termination fees	(6,542)	(12,920)
Straight-line rental income, net	(18,451)	(14,444)
Amortization of above- and below-market rent and tenant inducements, net	(27,445)	(36,719)
Fee income	(320)	(1,221)
Straight-line ground rent expense	134	1,035
Depreciation and amortization	375,028	387,302
Impairment of real estate assets	40,104	5,154
General and administrative	92,247	92,248
Total other expense	159,857	196,305
Equity in income of unconsolidated joint venture	(381)	(477)
Gain on disposition of unconsolidated joint venture interest	(4,556)	—
Net income attributable to non-controlling interests	76	2,514
Preferred stock dividends	39	150
Same property NOI	$875,339	$853,085

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

Revenue Recognition and Receivables
Rental revenue is recognized on a straight-line basis over the terms of the related leases.  The cumulative difference between rental revenue recognized in the Company’s Consolidated Statements of Operations and contractual payment terms is recorded as deferred rent and presented on the accompanying Consolidated Balance Sheets within Receivables, net.

The Company commences recognizing rental revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee.  These percentage rents are recognized upon the achievement of certain pre-determined sales levels. Leases also typically provide for reimbursement of common area expenses, real estate taxes and other operating expenses by the lessee and are recognized in the period the applicable expenditures are incurred.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by the Company with the applicable property are met.

The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes its receivables and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Real Estate
Real estate assets are recorded in the Company’s Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt based on an evaluation of available information. Based on these estimates, the estimated fair value is allocated to the acquired assets and assumed liabilities.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In allocating fair value to identifiable intangible assets and liabilities of an acquired operating property, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease.

In determining the value of in-place leases and tenant relationships, management evaluates the specific characteristics of each lease and the Company’s overall relationship with each tenant. Factors considered include, but are not limited to: the nature of the existing relationship with a tenant, the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include property operating costs, insurance, real estate taxes and estimates of lost rentals at market rates. Costs to execute similar leases include leasing commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. The values assigned to in-place leases and tenant relationships are amortized to Depreciation and amortization expense over the remaining term of each lease.

Certain real estate assets are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building and building and land improvements	20 – 40 years
Furniture, fixtures, and equipment	5 – 10 years
Tenant improvements	The shorter of the term of the related lease or useful life

Costs to fund major replacements and betterments, which extend the life of the asset, are capitalized and depreciated over their respective useful lives, while costs for ordinary repairs and maintenance activities are expensed to Operating costs as incurred.

When a real estate asset is identified by management as held-for-sale, the Company discontinues depreciation and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, a loss is recognized to reflect the estimated fair value. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.

On a periodic basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including trends and prospects and the effects of demand, competition and other economic factors. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value.

In situations in which a lease or leases with a tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization associated with the asset group.

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

Inflation
Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including requirements for tenants to pay their share of operating costs, including common area expenses, real estate taxes and insurance, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. In addition, with respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to fund operations and capital expenditures. Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest spreads available.

With regard to variable rate financing, we assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

We may use derivative financial instruments to hedge exposures to changes in interest rates. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of the financial instrument that results from a change in interest rates. The market risk associated with derivative instruments is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value derivative contract is positive, the counterparty owes us, which creates credit risk to us. The credit risk associated with derivative instruments is managed by entering into transactions with highly-rated counterparties.

As of December 31, 2017, we had $1.6 billion of outstanding variable rate borrowings under our Unsecured Credit Facility, $600 Million Term Loan and $300 Million Term Loan which bore interest at a rate equal to LIBOR plus a spread of 1.35%, 1.40% and 1.90%, respectively. We have interest rate swap agreements on $1.4 billion of our variable rate borrowings, which effectively convert the base rate on the borrowings from variable to fixed. If market rates of interest on our variable rate debt increased by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.9 million (after taking into account the impact of the $1.4 billion of interest rate swap agreements). If market rates of interest on our variable rate debt decreased by 100 basis points, the decrease in annual interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.9 million (after taking into account the impact of the $1.4 billion of interest rate swap agreements).

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2017. The table has limited predictive value as average interest rates for variable rate debt included in the table represent rates that existed as of December 31, 2017 and are subject to change. Further, the table below incorporates only those exposures that exist as of December 31, 2017 and does not consider exposures or positions that may have arisen or expired after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Secured Debt
Fixed rate	$18,118	$18,679	$672,695	$186,225	$—	$7,000	$902,717	$963,702
Weighted average interest rate(1)	6.16%	6.16%	6.17%	4.40%	4.40%	4.40%

Unsecured Debt
Fixed rate	$—	$—	$—	$—	$500,000	$2,718,453	$3,218,453	$3,224,877
Weighted average interest rate(1)	3.81%	3.81%	3.81%	3.81%	3.79%	3.79%

Variable rate(2) (3)	$185,000	$600,000	$—	$500,000	$—	$300,000	$1,585,000	$1,586,206
Weighted average interest rate(1)	2.50%	2.68%	2.68%	3.05%	3.05%	3.05%

(1)	Weighted average interest rates are on the debt balances as of the end of each year and assumes repayment of debt on its scheduled maturity date.

(2)	Our variable rate debt is based on a credit rating grid. The credit rating grid and all-in-rate on outstanding variable rate debt as of December 31, 2017 is as follows:

				Credit Spread Grid
	As of December 31, 2017			LIBOR Rate Loans		Base Rate Loans
Variable Rate Debt	LIBOR Rate	Credit Spread	All-in-Rate	Credit Spread	Facility Fee	Credit Spread	Facility Fee
Unsecured Credit Facility (term loans)	1.38%	1.35%	2.73%	0.90% – 1.75%	N/A	0.00% – 0.75%	N/A
Unsecured Credit Facility (Revolving Facility)	1.50%	1.20%	2.70%	0.88% – 1.55%	0.13% – 0.30%	0.00% – 0.55%	0.13% – 0.30%
$600 Million Term Loan	1.38%	1.40%	2.78%	0.95% – 1.95%	N/A	0.00% – 0.95%	N/A
$300 Million Term Loan	1.36%	1.90%	3.26%	1.50% – 2.45%	N/A	0.50% – 1.45%	N/A

(3)
The Company has in place nine interest rate swaps agreements that convert the variable interest rates on portions of our variable rate debt to fixed rates. The balances subject to interest rates swaps as of December 31, 2017 are as follows (dollars in thousands):

	As of December 31, 2017
Variable Rate Debt	Amount	Weighted Average Fixed LIBOR Rate	Credit Spread	Swapped All-in-Rate
Unsecured Credit Facility (term loans)	$685,000	1.03%	1.35%	2.38%
$600 Million Term Loan	$600,000	0.86%	1.40%	2.26%
$300 Million Term Loan	$115,000	0.82%	1.90%	2.72%

Item 8.    Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting
BPG’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of BPG’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. BPG’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of BPG’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of BPG are being made only in accordance with authorizations of management and directors of BPG; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on BPG’s financial statements.

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

Under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2017.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Operating Partnership’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting
The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Operating Partnership’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Operating Partnership’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Operating Partnership’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Operating Partnership are being made only in accordance with authorizations of management and directors of the Operating Partnership; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the Operating Partnership’s financial statements.

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

Under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the

Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2017.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 8, 2018 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2017 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 8, 2018 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2017 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 8, 2018 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2017 fiscal year covered by this Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 8, 2018 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2017 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 8, 2018 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2017 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

(b) Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of February 28, 2017	8-K	001-36160	3/3/2017	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Special Limited Partner, and the other limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.1
3.5	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, and the limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.2
3.6	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 11, 2014	8-K	001-36160	3/14/2014	10.1
3.7	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 28, 2014	8-K	001-36160	4/3/2014	10.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee.	8-K	001-36160	1/21/2015	4.2
4.3	Second Supplemental Indenture, dated August 10, 2015, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	00-36160	8/10/2015	4.2
4.4	Third Supplemental Indenture, dated June 13, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	00-36160	6/13/2016	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.5	Fourth Supplemental Indenture, dated August 24, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	00-36160	8/24/2016	4.2
4.6	Fifth Supplemental Indenture, dated March 8, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	00-36160	3/8/2017	4.2
4.7	Sixth Supplemental Indenture, dated June 5, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee.	8-K	00-36160	6/5/2017	4.2
4.8	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.9	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.10	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.11	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	8/23/2013	4.4
4.12	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.1
4.13	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.14	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
10.1	Term Loan Agreement, dated March 18, 2014, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	8-K	001-36160	3/18/2014	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.2	Amendment No. 1 to Term Loan Agreement, dated as of February 5, 2015, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36160	2/9/2015	10.2
10.3
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
		S-11	333-190002	8/23/2013	10.9
10.4	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP New Garden SC Owner, LLC, et al.)	S-11	333-190002	8/23/2013	10.10
10.5	Senior Mezzanine Loan Agreement, dated as of July 28, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.11
10.6	Senior Mezzanine Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.12
10.7	Omnibus Amendment to the Mezzanine Loan Documents, dated as of September 1, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.13
10.8	Loan Agreement, dated as of July 28, 2010, by and between Centro NP Roosevelt Mall Owner, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.14

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.9	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP Roosevelt Mall Owner, LLC)	S-11	333-190002	8/23/2013	10.15
10.10*	2013 Omnibus Incentive Plan	S-11	333-190002	9/23/2013	10.18
10.11*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.12*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.13*	Form of Brixmor Property Group Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/4/2013	10.26
10.14*	Form of Director Restricted Stock Award Agreement	S-11	333-190002	10/4/2013	10.30
10.15*	Form of Restricted Stock Unit Agreement	10-Q	001-36160	4/26/2016	10.6
10.16*	Employment Agreement, dated April 12, 2016 by and between Brixmor Property Group Inc. and James M. Taylor	10-Q	001-36160	7/25/2016	10.1
10.17*	Employment Agreement, dated April 26, 2016, by and between Brixmor Property Group Inc. and Angela Aman	10-Q	001-36160	7/25/2016	10.2
10.18*	Employment Agreement, dated May 11, 2016 by and between Brixmor Property Group Inc. and Mark T. Horgan	10-K	001-36160	2/13/2017	10.22
10.19*	Employment Agreement, dated December 5, 2014 by and between Brixmor Property Group Inc. and Brian T. Finnegan	10-K	001-36160	2/13/2017	10.23
10.20	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-36160	7/25/2016	10.5
10.21	Amendment No. 2 to Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	001-36160	7/25/2016	10.6
10.22	Term Loan Agreement, dated as of July 28, 2017, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.	8-K	001-36160	7/31/2017	10.1
12.1	Computation of Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Property List	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

BRIXMOR PROPERTY GROUP INC.

Date: February 12, 2018	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 12, 2018	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2018	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 12, 2018	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: February 12, 2018	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 12, 2018	By:	/s/ John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Date: February 12, 2018	By:	/s/ Michael Berman
Michael Berman
Director

Date: February 12, 2018	By:	/s/ Sheryl M. Crosland
Sheryl M. Crosland
Director

Date: February 12, 2018	By:	/s/ Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 12, 2018	By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 12, 2018	By:	/s/ William D. Rahm
William D. Rahm
Director

Date: February 12, 2018	By:	/s/ Gabrielle Sulzberger
Gabrielle Sulzberger
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Brixmor Property Group Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 12, 2018

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 12, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and Board of Directors of Brixmor Operating Partnership LP and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 12, 2018

We have served as the Operating Partnership’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2017, of the Operating Partnership and our report dated February 12, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 12, 2018

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2017	December 31, 2016
Assets
Real estate
Land	$1,984,309	$2,006,655
Buildings and improvements	8,937,182	9,002,403
	10,921,491	11,009,058
Accumulated depreciation and amortization	(2,361,070)	(2,167,054)
Real estate, net	8,560,421	8,842,004

Investments in and advances to unconsolidated joint venture	—	7,921
Cash and cash equivalents	56,938	51,402
Restricted cash	53,839	51,467
Marketable securities	28,006	25,573
Receivables, net of allowance for doubtful accounts of $17,205 and $16,756	232,111	178,216
Deferred charges and prepaid expenses, net	147,508	122,787
Other assets	75,103	40,315
Total assets	$9,153,926	$9,319,685

Liabilities
Debt obligations, net	$5,676,238	$5,838,889
Accounts payable, accrued expenses and other liabilities	569,340	553,636
Total liabilities	6,245,578	6,392,525

Commitments and contingencies (Note 14)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 304,947,144 and 304,343,141 shares issued and 304,620,186 and 304,343,141 shares outstanding	3,046	3,043
Additional paid-in capital	3,330,466	3,324,874
Accumulated other comprehensive income	24,211	21,519
Distributions in excess of net income	(449,375)	(426,552)
Total stockholders’ equity	2,908,348	2,922,884
Non-controlling interests	—	4,276
Total equity	2,908,348	2,927,160
Total liabilities and equity	$9,153,926	$9,319,685
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2017	2016	2015
Revenues
Rental income	$997,089	$998,118	$984,548
Expense reimbursements	278,636	270,548	276,032
Other revenues	7,455	7,106	5,400
Total revenues	1,283,180	1,275,772	1,265,980

Operating expenses
Operating costs	136,092	133,429	129,477
Real estate taxes	179,097	174,487	180,911
Depreciation and amortization	375,028	387,302	417,935
Provision for doubtful accounts	5,323	9,182	9,540
Impairment of real estate assets	40,104	5,154	1,005
General and administrative	92,247	92,248	98,454
Total operating expenses	827,891	801,802	837,322

Other income (expense)
Dividends and interest	365	542	315
Interest expense	(226,660)	(226,671)	(245,012)
Gain on sale of real estate assets	68,847	35,613	11,744
Gain (loss) on extinguishment of debt, net	498	(832)	1,720
Other	(2,907)	(4,957)	(348)
Total other expense	(159,857)	(196,305)	(231,581)

Income before equity in income of unconsolidated joint venture	295,432	277,665	197,077
Equity in income of unconsolidated joint venture	381	477	459
Gain on disposition of unconsolidated joint venture interest	4,556	—	—

Net income	300,369	278,142	197,536

Net income attributable to non-controlling interests	(76)	(2,514)	(3,816)

Net income attributable to Brixmor Property Group Inc.	300,293	275,628	193,720
Preferred stock dividends	(39)	(150)	(150)
Net income attributable to common stockholders	$300,254	$275,478	$193,570
Per common share:
Net income attributable to common stockholders:
Basic	$0.98	$0.91	$0.65
Diluted	$0.98	$0.91	$0.65
Weighted average shares:
Basic	304,834	301,601	298,004
Diluted	305,281	305,060	305,017
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Net income	$300,369	$278,142	$197,536
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	2,815	24,042	1,986
Change in unrealized loss on marketable securities	(123)	(14)	(60)
Total other comprehensive income	2,692	24,028	1,926
Comprehensive income	303,061	302,170	199,462
Comprehensive income attributable to non-controlling interests	(76)	(2,514)	(3,816)
Comprehensive income attributable to common stockholders	$302,985	$299,656	$195,646
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2015	296,552	$2,966	$3,223,941	$(4,435)	$(318,762)	$76,593	$2,980,303

Common stock dividends ($0.92 per common share)	—	—	—	—	(275,903)	—	(275,903)
Distributions to non-controlling interests	—	—	—	—	—	(5,843)	(5,843)
Equity based compensation expense	—	—	22,841	—	—	490	23,331
Preferred stock dividends	—	—	—	—	—	(150)	(150)
Issuance of common stock and OP Units	67	—	(743)	—	—	765	22
Other comprehensive income	—	—	—	1,926	—	—	1,926
Share-based awards retained for taxes	—	—	(920)	—	—	—	(920)
Conversion of Operating Partnership units into common stock	2,519	25	25,127	—	—	(25,152)	—
Net income	—	—	—	—	193,720	3,816	197,536
Ending balance, December 31, 2015	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302

Common stock dividends ($0.995 per common share)	—	—	—	—	(301,235)	—	(301,235)
Distributions to non-controlling interests	—	—	—	—	—	(2,403)	(2,403)
Equity based compensation expense	—	—	11,478	—	—	91	11,569
Preferred stock dividends	—	—	—	—	—	(150)	(150)
Issuance of common stock and OP Units	229	2	(1,395)	—	—	1,604	211
Other comprehensive income	—	—	—	24,028	—	—	24,028
Conversion of Operating Partnership units into common stock	4,976	50	47,849	—	—	(47,899)	—
Shared-based awards retained for taxes	—	—	(3,304)	—	—	—	(3,304)
Net income	—	—	—	—	275,628	2,514	278,142
Ending balance, December 31, 2016	304,343	$3,043	$3,324,874	$21,519	$(426,552)	$4,276	$2,927,160

Common stock dividends ($1.055 per common share)	—	—	—	—	(322,475)	—	(322,475)
Equity based compensation expense	—	—	10,474	—	—	3	10,477
Preferred stock dividends	—	—	—	—	(641)	(648)	(1,289)
Other comprehensive income	—	—	—	2,692	—	—	2,692
Issuance of Common Stock and OP units	201	6	—	—	—	(6)	—
Repurchases of common stock	(327)	(3)	(5,869)	—	—	—	(5,872)
Share-based awards retained for taxes	—	—	(2,714)	—	—	—	(2,714)
Conversion of Operating Partnership units into common stock	403	—	3,701	—	—	(3,701)	—
Net income	—	—	—	—	300,293	76	300,369
Ending balance, December 31, 2017	304,620	$3,046	$3,330,466	$24,211	$(449,375)	$—	$2,908,348

The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$300,369	$278,142	$197,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375,028	387,302	417,935
Debt premium and discount amortization	(5,323)	(12,436)	(18,065)
Deferred financing cost amortization	6,971	7,708	8,302
Above- and below-market lease intangible amortization	(29,634)	(37,730)	(47,757)
Provisions for impairment	40,104	5,154	1,005
Gain on disposition of operating properties	(68,847)	(35,613)	(11,744)
Gain on disposition of unconsolidated joint venture interest	(4,556)	—	—
Equity based compensation	10,477	11,569	23,331
Other	2,511	1,121	358
(Gain) loss on extinguishment of debt, net	(505)	814	(5,306)
Changes in operating assets and liabilities:
Receivables	(26,458)	1,566	1,829
Deferred charges and prepaid expenses	(53,316)	(33,819)	(40,460)
Other assets	(3,575)	(644)	(43)
Accounts payable, accrued expenses and other liabilities	8,695	(5,667)	(2,923)
Net cash provided by operating activities	551,941	567,467	523,998

Investing activities:
Improvements to and investments in real estate assets	(202,873)	(192,428)	(189,934)
Acquisitions of real estate assets	(190,487)	(46,833)	(52,208)
Proceeds from sales of real estate assets	330,757	102,904	54,236
Contributions to unconsolidated joint venture	—	(2,846)	—
Proceeds from sale of unconsolidated joint venture interest	12,369	—	—
Purchase of marketable securities	(28,263)	(46,325)	(24,278)
Proceeds from sale of marketable securities	25,623	43,647	21,441
Net cash used in investing activities	(52,874)	(141,881)	(190,743)

Financing activities:
Repayment of debt obligations and financing liabilities	(409,575)	(914,471)	(1,122,118)
Repayment of borrowings under unsecured revolving credit facility	(603,000)	(840,000)	(1,118,475)
Proceeds from borrowings under unsecured revolving credit facility	481,000	546,000	1,015,000
Proceeds from unsecured term loans and notes	1,193,916	1,094,648	1,195,821
Repayment of borrowings under unsecured term loan	(815,000)	—	—
Deferred financing costs	(11,135)	(17,639)	(10,834)
Distributions to common stockholders	(317,389)	(295,205)	(268,281)
Distributions to non-controlling interests	(1,390)	(3,736)	(26,314)
Repurchase of common shares	(5,872)	—	—
Repurchase of common shares in conjunction with equity award plans	(2,714)	(3,304)	(823)
Net cash used in financing activities	(491,159)	(433,707)	(336,024)

Net change in cash, cash equivalents and restricted cash	7,908	(8,121)	(2,769)
Cash, cash equivalents and restricted cash at beginning of period	102,869	110,990	113,759
Cash, cash equivalents and restricted cash at end of period	$110,777	$102,869	$110,990

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$56,938	$51,402	$69,528
Restricted cash	53,839	51,467	41,462
Cash, cash equivalents and restricted cash at end of period	$110,777	$102,869	$110,990

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,945, $2,870 and $2,749	$223,198	$228,378	$244,067
State and local taxes paid	2,199	2,067	2,278
Supplemental non-cash investing and/or financing activities:
Assumed mortgage debt through acquisition	—	—	7,000
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)
	December 31, 2017	December 31, 2016
Assets
Real estate
Land	$1,984,309	$2,006,655
Buildings and improvements	8,937,182	9,002,403
	10,921,491	11,009,058
Accumulated depreciation and amortization	(2,361,070)	(2,167,054)
Real estate, net	8,560,421	8,842,004

Investments in and advances to unconsolidated joint ventures	—	7,921
Cash and cash equivalents	56,908	51,368
Restricted cash	53,839	51,467
Marketable securities	27,787	25,356
Receivables, net of allowance for doubtful accounts of $17,205 and $16,756	232,111	178,216
Deferred charges and prepaid expenses, net	147,508	122,787
Other assets	75,103	40,315
Total assets	$9,153,677	$9,319,434

Liabilities
Debt obligations, net	$5,676,238	$5,838,889
Accounts payable, accrued expenses and other liabilities	569,340	553,636
Total liabilities	6,245,578	6,392,525

Commitments and contingencies (Notes 14)	—	—

Capital
Partnership common units; 304,947,144 and 304,720,842 units issued and 304,620,186 and 304,720,842 units outstanding	2,883,875	2,905,378
Accumulated other comprehensive income	24,224	21,531
Total capital	2,908,099	2,926,909
Total liabilities and capital	$9,153,677	$9,319,434
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2017	2016	2015
Revenues
Rental income	$997,089	$998,118	$984,548
Expense reimbursements	278,636	270,548	276,032
Other revenues	7,455	7,106	5,400
Total revenues	1,283,180	1,275,772	1,265,980

Operating expenses
Operating costs	136,092	133,429	129,477
Real estate taxes	179,097	174,487	180,911
Depreciation and amortization	375,028	387,302	417,935
Provision for doubtful accounts	5,323	9,182	9,540
Impairment of real estate assets	40,104	5,154	1,005
General and administrative	92,247	92,248	98,454
Total operating expenses	827,891	801,802	837,322

Other income (expense)
Dividends and interest	365	542	315
Interest expense	(226,660)	(226,671)	(245,012)
Gain on sale of real estate assets	68,847	35,613	11,744
Gain (loss) on extinguishment of debt, net	498	(832)	1,720
Other	(2,907)	(4,957)	(348)
Total other expense	(159,857)	(196,305)	(231,581)

Income before equity in income of unconsolidated joint venture	295,432	277,665	197,077
Equity in income of unconsolidated joint venture	381	477	459
Gain on disposition of unconsolidated joint venture interest	4,556	—	—

Net income attributable to Brixmor Operating Partnership LP	$300,369	$278,142	$197,536

Per common unit:
Net income attributable to partnership common units:
Basic	$0.98	$0.91	$0.65
Diluted	$0.98	$0.91	$0.65
Weighted average number of partnership common units:
Basic	304,913	304,600	303,992
Diluted	305,281	305,059	305,017
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Net income attributable to Brixmor Operating Partnership LP	$300,369	$278,142	$197,536
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	2,815	24,042	1,986
Change in unrealized gain (loss) on marketable securities	(122)	(16)	(56)
Total other comprehensive income	2,693	24,026	1,930
Comprehensive income attributable to Brixmor Operating Partnership LP	$303,062	$302,168	$199,466
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2015	$2,984,381	$(4,425)	$2,979,956
Distributions to partners	(281,785)	—	(281,785)
Equity based compensation expense	23,331	—	23,331
Other comprehensive income	—	1,930	1,930
Issuance of OP Units	22	—	22
Share-based awards retained for taxes	(920)	—	(920)
Net income attributable to Brixmor Operating Partnership LP	197,536	—	197,536
Ending balance, December 31, 2015	$2,922,565	$(2,495)	$2,920,070

Distributions to partners	(303,805)	—	(303,805)
Equity based compensation expense	11,569	—	11,569
Other comprehensive income	—	24,026	24,026
Issuance of OP Units	211	—	211
Share-based awards retained for taxes	(3,304)	—	(3,304)
Net income attributable to Brixmor Operating Partnership LP	278,142	—	278,142
Ending balance, December 31, 2016	$2,905,378	$21,531	$2,926,909

Distributions to partners	(323,763)	—	(323,763)
Equity based compensation expense	10,477	—	10,477
Other comprehensive income	—	2,693	2,693
Repurchases of OP Units	(5,872)	—	(5,872)
Share-based awards retained for taxes	(2,714)	—	(2,714)
Net income attributable to Brixmor Operating Partnership LP	300,369	—	300,369
Ending balance, December 31, 2017	$2,883,875	$24,224	$2,908,099
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$300,369	$278,142	$197,536
Adjustments to reconcile net income attributable to Brixmor Operating Partnership LP to net cash provided by operating activities:
Depreciation and amortization	375,028	387,302	417,935
Debt premium and discount amortization	(5,323)	(12,436)	(18,065)
Deferred financing cost amortization	6,971	7,708	8,302
Above- and below-market lease intangible amortization	(29,634)	(37,730)	(47,757)
Provisions for impairment	40,104	5,154	1,005
Gain on disposition of operating properties	(68,847)	(35,613)	(11,744)
Gain on disposition of unconsolidated joint venture interest	(4,556)	—	—
Equity based compensation	10,477	11,569	23,331
Other	2,511	1,121	358
(Gain) loss on extinguishment of debt, net	(505)	814	(5,306)
Changes in operating assets and liabilities:
Receivables	(26,458)	1,566	1,829
Deferred charges and prepaid expenses	(53,316)	(33,819)	(40,460)
Other assets	(3,575)	(644)	(43)
Accounts payable, accrued expenses and other liabilities	8,695	(5,667)	(2,923)
Net cash provided by operating activities	551,941	567,467	523,998

Investing activities:
Improvements to and investments in real estate assets	(202,873)	(192,428)	(189,934)
Acquisitions of real estate assets	(190,487)	(46,833)	(52,208)
Proceeds from sales of real estate assets	330,757	102,904	54,236
Contributions to unconsolidated joint venture	—	(2,846)	—
Proceeds from sale of unconsolidated joint venture interest	12,369	—	—
Purchase of marketable securities	(28,261)	(46,317)	(24,275)
Proceeds from sale of marketable securities	25,623	43,647	21,441
Net cash used in investing activities	(52,872)	(141,873)	(190,740)

Financing activities:
Repayment of debt obligations and financing liabilities	(409,575)	(914,471)	(1,122,118)
Repayment of borrowings under unsecured revolving credit facility	(603,000)	(840,000)	(1,118,475)
Proceeds from borrowings under unsecured revolving credit facility	481,000	546,000	1,015,000
Proceeds from unsecured term loan and notes	1,193,916	1,094,648	1,195,821
Repayment of borrowings under unsecured term loan	(815,000)	—	—
Deferred financing costs	(11,135)	(17,639)	(10,834)
Partner distributions	(327,363)	(302,265)	(275,428)
Distributions to non-controlling interests	—	—	(19,870)
Net cash used in financing activities	(491,157)	(433,727)	(335,904)

Net change in cash, cash equivalents and restricted cash	7,912	(8,133)	(2,646)
Cash, cash equivalents and restricted cash at beginning of period	102,835	110,968	113,614
Cash, cash equivalents and restricted cash at end of period	$110,747	$102,835	$110,968

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$56,908	$51,368	$69,506
Restricted cash	53,839	51,467	41,462
Cash, cash equivalents and restricted cash at end of period	$110,747	$102,835	$110,968

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,945, $2,870 and $2,749	$223,198	$228,378	$244,067
State and local taxes paid	2,199	2,067	2,278
Supplemental non-cash investing and/or financing activities:
Assumed mortgage debt through acquisition	—	—	7,000
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States, comprised primarily of community and neighborhood shopping centers. As of December 31, 2017, the Company’s portfolio was comprised of 486 shopping centers totaling approximately 83 million square feet of gross leasable area (the “Portfolio”). In addition, the Company has one land parcel currently under development. The Company’s high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2017 and 2016 and the consolidated results of its operations and cash flows for the years ended December 31, 2017, 2016 and 2015. The Company has determined that it is preferable to present underwriter fees associated with the Company’s issuance of unsecured senior notes in the line item Deferred financing costs as opposed to deducting the amount of the fees within the line item Proceeds from unsecured term loans and notes within financing activities in the accompanying Consolidated Statements of Cash Flows.  In connection with this revised presentation, certain prior year balances have been adjusted to conform to the current year presentation described above.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls.  If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company has evaluated the Operating Partnership and has determined it is not a VIE as of December 31, 2017.

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to impairment of real estate, recovery of receivables and depreciable lives. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as new information becomes known. Actual results could differ from these estimates.

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

Real Estate
Real estate assets are recognized in the Company’s Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt based on an evaluation of available information. Based on these estimates, the estimated fair value is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

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

In determining the value of in-place leases and tenant relationships, management evaluates the specific characteristics of each lease and the Company’s overall relationship with each tenant. Factors considered include, but are not limited to: the nature of the existing relationship with a tenant, the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include property operating costs, insurance, real estate taxes and estimates of lost rentals at market rates. Costs to execute similar leases include leasing commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of a property. The values assigned to in-place leases and tenant relationships are amortized to Depreciation and amortization expense over the remaining term of each lease.

Certain real estate assets are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Building and building and land improvements	20 – 40 years
Furniture, fixtures, and equipment	5 – 10 years
Tenant improvements	The shorter of the term of the related lease or useful life

Costs to fund major replacements and betterments, which extend the life of the asset, are capitalized and depreciated over their respective useful lives, while costs for ordinary repairs and maintenance activities are expensed as incurred.

When a real estate asset is identified by management as held-for-sale, the Company discontinues depreciation and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, a loss is recognized to reflect the estimated fair value. Properties classified as real estate held-for-sale generally represent properties that are under contract for sale and are expected to close within 12 months.

On a periodic basis, management assesses whether there are indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including trends and prospects and the effects of demand, competition and other economic factors. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value.

In situations in which a lease or leases with a tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization associated with the asset group.

Real Estate Under Development and Redevelopment
Certain costs are capitalized related to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved. Additionally, the Company capitalizes interest costs related to development and redevelopment activities. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Additionally, the Company makes estimates as to the probability of certain development and redevelopment projects being completed. If the Company determines the development or redevelopment is no longer probable of completion, the Company expenses all capitalized costs which are not recoverable.

Investments in and Advances to Unconsolidated Joint Ventures
The Company accounted for its investment in the unconsolidated joint venture using the equity method of accounting as the Company exercised significant influence over, but did not control this entity. This investment was initially recorded at cost and was subsequently adjusted for cash contributions and distributions. Earnings for the investment were recognized in accordance with the terms of the underlying agreement. Intercompany fees and gains on transactions with the unconsolidated joint venture were eliminated to the extent of the Company’s ownership interest.

On a periodic basis, management assessed whether there were indicators, including the property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s investment in the unconsolidated joint venture may have been impaired. An investment’s value was impaired only if management’s estimate of the fair value of the Company’s investment was less than its carrying value and such difference was deemed to be other-than-temporary. To the extent impairment had occurred, a loss was recognized for the excess of its carrying amount over its fair value.

Deferred Leasing and Financing Costs
Costs incurred in executing tenant leases (including internal leasing costs) and long-term financing are amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. Costs incurred in executing tenant leases which are capitalized include a portion of salaries, lease incentives and the related costs of personnel directly involved in successful leasing efforts. Costs incurred in executing long-term financing which are capitalized include bank and legal fees. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, in the Company’s Consolidated Statements of Operations and within Operating activities on the Company’s Consolidated Statements of Cash Flows.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s marketable securities may be impaired. A marketable security is impaired if the fair value of the security is less than its carrying value and the difference is determined to be other-than-temporary. To the extent impairment has occurred, a loss is recognized for the excess of the carrying value over its fair value.

At December 31, 2017 and 2016, the fair value of the Company’s marketable securities portfolio approximated its cost basis.

Derivative Financial Instruments
Derivatives, including certain derivatives embedded in other contracts, are measured at fair value and are recognized in the Company’s Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the necessary criteria.

Revenue Recognition and Receivables
Rental revenue is recognized on a straight-line basis over the terms of the related leases.  The cumulative difference between rental revenue recognized in the Company’s Consolidated Statements of Operations and contractual payment terms is recorded as deferred rent and presented on the accompanying Consolidated Balance Sheets within Receivables, net.

The Company commences recognizing rental revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee.  These percentage rents are recognized upon the achievement of certain pre-determined sales levels. Leases also typically provide for reimbursement of common area expenses, real estate taxes and other operating expenses by the lessee and are recognized in the period the applicable expenditures are incurred.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by the Company with the applicable property are met.

The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes its receivables and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of its allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

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

On April 3, 2017, BPG Sub’s status as a REIT terminated when BPG Sub became a disregarded subsidiary of the Parent Company for U.S. federal income tax purposes. Prior to its termination of REIT status, BPG Sub had also elected to qualify as a REIT under the Code and was subject to the same tax requirements and tax treatment as the Parent Company.

As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. The Parent Company conducts substantially all of its operations through the Operating Partnership which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes on our taxable income do not materially impact the Consolidated Financial Statements of the Company.

If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal taxes at regular corporate rates (including any applicable alternative minimum tax for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Parent Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income.

The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”), and the Company may in the future elect to treat newly formed and/or existing subsidiaries as TRSs. A TRS may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to certain limitations under the Code. A TRS is subject to U.S. federal and state income taxes. Income taxes related to the Company’s TRSs do not materially impact the Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2017 and 2016. Open tax years generally range from 2014 through 2017, but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s Consolidated Statements of Operations.

New Accounting Pronouncements
In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815).” ASU 2017-12 amends guidance to more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The standard is effective on January 1, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2017-12 to have a material impact on the Consolidated Financial Statements of the Company.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718).” ASU 2017-09 clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on the Consolidated Financial Statements of the Company.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance will result in many real estate transactions being classified as an asset acquisition and transaction costs being capitalized.  The standard is effective on January 1, 2018, with early adoption permitted. ASU 2017-01 was early adopted by the Company on January 1, 2017. As a result of adopting ASU 2017-01 the Company has begun capitalizing transaction costs associated with the acquisition of real estate assets. During the year ended December 31, 2017, the Company capitalized $0.9 million of transaction costs. The Company determined that these amounts did not have a material impact on the Consolidated Financial Statements of the Company.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230).” ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard is effective on January 1, 2018, with early adoption permitted. ASU 2016-18 was early adopted by the Company on January 1, 2017. As a result of adopting ASU 2016-18 the Company now presents the Consolidated Statement of Cash Flows inclusive of restricted cash balances and also provides a reconciliation to the cash and cash equivalents and restricted cash amounts presented on the Consolidated Balance Sheets. The Company determined that these changes did not have a material impact on the Consolidated Financial Statements of the Company.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” ASU 2016-15 provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees. The standard is effective on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on the Consolidated Financial Statements of the Company.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” ASU 2016-09 sets out amendments to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The new standard became effective for the Company on January 1, 2017. As a result of adopting ASU 2016-09 the Company has elected to account for share-based award forfeitures on an actual basis as opposed to the use of an estimated forfeiture rate. The Company determined that these changes did not have a material impact on the Consolidated Financial Statements of the Company.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The pronouncement requires a modified retrospective method of adoption and is effective on January 1, 2019, with early adoption permitted. The Company will continue to evaluate the effect the adoption of ASU 2016-02 will have on the Consolidated Financial Statements of the Company. However, the Company currently believes that the adoption of ASU 2016-02 will not have a material impact for operating leases where it is a lessor and will continue to record revenues from rental properties for its operating leases on a straight-line basis. However, for leases where the Company is a lessee, primarily for the Company’s ground leases and administrative office leases, the Company will be required to record a lease liability and a right of use asset on its Consolidated Balance Sheets at fair value upon adoption. In addition, direct internal leasing overhead costs will continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized will be expensed under ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The pronouncement allows either a full or modified retrospective method of adoption and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early adoption was permitted for reporting periods beginning after December 15, 2016. A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the recently issued leasing guidance discussed above. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 will not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants and other customers. The majority of its revenue is out of the scope of ASU 2014-09. The Company will continue to follow the guidance under Accounting Standard Codification (“ASC”) 840 until the guidance within ASU 2016-02 is effective for the Company on January 1, 2019.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the year ended December 31, 2017, the Company acquired the following assets, in separate transactions (dollars in thousands):

Description(1)	Location	Month Acquired	GLA	Aggregate purchase price
Outparcel building adjacent to Annex of Arlington	Arlington Heights, IL	Feb-17	5,760	$1,006
Outparcel adjacent to Northeast Plaza	Atlanta, GA	Feb-17	N/A	1,537
Arborland Center	Ann Arbor, MI	Mar-17	403,536	102,268
Building adjacent to Preston Park	Plano, TX	Apr-17	31,080	4,015
Outparcel building adjacent to Cobblestone Village	St. Augustine, FL	May-17	4,403	1,306
Outparcel adjacent to Wynnewood Village	Dallas, TX	May-17	N/A	1,658
Venice Village Shoppes	Venice, FL	Nov-17	175,054	33,486
Upland Town Square	Upland, CA	Nov-17	100,350	31,859
Plaza By The Sea	San Clemente, CA	Dec-17	49,089	13,352
			769,272	$190,487

(1)	No debt was assumed related to any of the listed acquisitions.

During the year ended December 31, 2016, the Company acquired the following assets, in separate transactions (dollars in thousands):

Description(1)	Location	Month Acquired	GLA	Aggregate purchase price
Building at Rose Pavilion	Pleasanton, CA	Sept-16	28,530	$6,733
Felicita Town Center	Escondido, CA	Dec-16	126,502	40,100
			155,032	$46,833

(1)	No debt was assumed related to any of the listed acquisitions.

The aggregate purchase price of the properties acquired during the years ended December 31, 2017 and 2016, respectively, has been allocated as follows:

	Year Ended December 31,
Assets	2017	2016
Land	$45,055	$14,059
Buildings	117,347	29,277
Building and tenant improvements	17,415	2,749
Above market leases(1)	3,051	652
In-place leases(2)	13,044	2,608
Total assets	195,912	49,345

Liabilities
Below market leases(3)	4,103	2,512
Other liabilities	1,322	—
Total liabilities	5,425	2,512
Net assets acquired	$190,487	$46,833

(1)
The weighted average amortization period at the time of acquisition for above market leases related to properties acquired during the years ended December 31, 2017 and 2016 was 5.5 years and 4.5 years, respectively.

(2)
The weighted average amortization period at the time of acquisition for in-place leases related to properties acquired during the years ended December 31, 2017 and 2016 was 7.5 years and 6.3 years, respectively.

(3)
The weighted average amortization period at the time of acquisition for below market leases related to properties acquired during the years ended December 31, 2017 and 2016 was 16.3 years and 11.9 years, respectively.

In addition, the Company acquired two land parcels and one outparcel building adjacent to existing Company owned shopping centers for an aggregate purchase price of $1.2 million in connection with its repositioning activities at those centers during the year ended December 31, 2016. This amount is included in Improvements to and investments in real estate assets on the Company’s Consolidated Statement of Cash Flows.

During the year ended December 31, 2017, the Company incurred transaction costs of $1.4 million, of which $0.9 million was capitalized and included in Buildings and tenant improvements on the Company’s Consolidated Balance Sheets and $0.5 million was included in Other on the Company’s Consolidated Statements of Operations. During the years ended December 31, 2016 and 2015, the Company incurred transaction costs of $0.5 million and $2.3 million, respectively. These amounts are included in Other on the Company’s Consolidated Statements of Operations.

3. Dispositions and Assets Held for Sale
During the year ended December 31, 2017, the Company disposed of 29 wholly owned shopping centers and two outparcel buildings for net proceeds of $330.8 million resulting in a gain of $68.7 million and impairment of $22.9 million. In addition, during the year ended December 31, 2017, the Company disposed of its unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million. The Company had one property held for sale as of December 31, 2017 with a carrying value of $27.1 million, which is included in Other assets on the Company’s Consolidated Balance Sheets.

During the year ended December 31, 2016, the Company disposed of six shopping centers, one office building and one outparcel building for net proceeds of $102.9 million resulting in a gain of $35.6 million and impairment of $2.0 million. The Company had no properties classified as held for sale as of December 31, 2016.

For purposes of measuring provisions for impairments, fair value was determined based on contracts with buyers or purchase offers from potential buyers, adjusted to reflect associated transaction costs. The Company believes the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs to the overall fair value measures, including forecasted revenues and expenses based upon market conditions and future expectations, the Company determined that such fair value measurements were classified within Level 3 of the fair value hierarchy. For additional information regarding impairments taken by the Company, please see Note 5 and Note 8.

There were no discontinued operations for the years ended December 31, 2017, 2016 and 2015 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2017	December 31, 2016
Land	$1,984,309	$2,006,655
Buildings and improvements:
Buildings and tenant improvements(1)	8,145,085	8,165,672
Lease intangibles(2)	792,097	836,731
	10,921,491	11,009,058
Accumulated depreciation and amortization(3)	(2,361,070)	(2,167,054)
Total	$8,560,421	$8,842,004

(1)
At December 31, 2017 and 2016, Buildings and tenant improvements included accrued amounts of $22.8 million and $10.5 million, respectively, related to construction in progress, net of any anticipated insurance proceeds.

(2)
At December 31, 2017 and 2016, Lease intangibles consisted of $715.1 million and $758.0 million, respectively, of in-place leases and $77.0 million and $78.7 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(3)	At December 31, 2017 and 2016, Accumulated depreciation and amortization included $629.1 million and $632.8 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, at December 31, 2017 and 2016, the Company had intangible liabilities relating to below-market leases of $463.3 million and $485.2 million, respectively, and accumulated accretion of $281.5 million and $261.7 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the years ended December 31, 2017, 2016 and 2015 was $29.6 million, $37.7 million and $47.8 million, respectively. These amounts are included in Rental income in the Company’s Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2017, 2016 and 2015 was $46.2 million, $60.0 million and $88.1 million, respectively. These amounts are included in Depreciation and amortization in the Company’s Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization, and in-place leases amortization expense, for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place leases amortization expense
2018	$(24,568)	$34,062
2019	(20,737)	26,939
2020	(16,924)	19,956
2021	(13,985)	14,382
2022	(11,741)	10,898

5. Impairments
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value. The Company recognized the following impairments during the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, 2017
Property Name(1)	Location	GLA	Impairment Charge
The Plaza at Salmon Run	Watertown, NY	68,761	$3,486
Smith’s	Socorro, NM	48,000	2,200
The Manchester Collection	Manchester, CT	342,247	9,026
Renaissance Center East(2)	Las Vegas, NV	144,216	1,658
Lexington Road Plaza(2)	Versailles, KY	197,668	6,393
Shops at Seneca Mall(2)	Liverpool, NY	231,024	2,226
Remount Village Shopping Center(2)	North Charleston, SC	60,238	921
Fashion Square	Orange Park, FL	36,029	2,125
The Shoppes at North Ridgeville(2)	North Ridgeville, OH	59,852	389
Milford Center(2)	Milford, CT	25,056	45
Highland Commons(2)	Glasgow, KY	130,466	2,499
The Vineyards(2)	Eastlake, OH	144,820	3,008
Salisbury Marketplace(2)	Salisbury, NC	79,732	1,544
Austin Town Center(2)	Austin, MN	110,680	1,853
Parkway Pointe(2)	Springfield, IL	38,737	2,373
Crossroads Centre	Fairview Heights, IL	242,752	358
		1,960,278	$40,104

Year Ended December 31, 2016
Property Name(1)	Location	GLA	Impairment Charge
Inwood Forest(3)	Houston, TX	77,553	$52
Plymouth Plaza(3)	Plymouth Meeting, PA	30,013	1,997
Parcel at Country Hills Shopping Center	Torrance, CA	3,500	550
Milford Center(2)	Milford, CT	25,056	2,626
Other	–	N/A	(71)
		136,122	$5,154

Year Ended December 31, 2015
Property Name(1)	Location	GLA	Impairment Charge
Parkwest Crossing(4)	Durham – Chapel Hill, NC	85,602	$807
Land Parcel(4)	Omaha – Council Bluffs, NE-IA	N/A	198
		85,602	$1,005

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2017.

(3)	The Company disposed of this property during the year ended December 31, 2016.

(4)	The Company disposed of this property during the year ended December 31, 2015.

The Company can provide no assurance that material impairment charges with respect to its Portfolio will not occur in future periods. See Note 3 for additional information regarding impairment charges taken in connection with the Company’s dispositions. See Note 8 for additional information regarding the fair value of impairments taken on operating properties.

6. Financial Instruments – Derivatives and Hedging
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements that result in the receipt and/or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without changing the underlying notional amount. During the year ended December 31, 2017, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2016, the Company entered into nine forward starting interest rate swap agreements (“Swaps”) with an effective date of November 1, 2016 and an aggregate notional value of $1.4 billion to partially hedge the variable cash flows associated with variable LIBOR based interest rate debt.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2017 and 2016 is as follows:

	Number of Instruments		Notional Amount
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest Rate Swaps	9	9	$1,400,000	$1,400,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of December 31, 2017 and 2016, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2017	December 31, 2016
Gross derivative assets	$24,420	$21,605
Gross derivative liabilities	—	—
Net derivative assets	$24,420	$21,605

The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recognized in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2017	2016	2015
Change in unrealized gain (loss) on interest rate swaps	$4,976	$19,081	$(7,612)
Amortization (accretion) of interest rate swaps to interest expense	(2,161)	4,961	9,598
Change in unrealized gain (loss) on interest rate swaps, net	$2,815	$24,042	$1,986

The Company estimates that $9.6 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2017, 2016 and 2015.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2017 and 2016, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of December 31, 2017 and 2016, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2017	December 31, 2016	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loans
Secured loans(2)(3)	$902,717	$1,312,292	4.40% – 7.89%	2018 – 2024
Net unamortized premium	15,321	25,189
Net unamortized debt issuance costs	(93)	(387)
Total secured loans, net	$917,945	$1,337,094

Notes payable
Unsecured notes(4)	$3,218,453	$2,318,453	3.25% – 7.97%	2022 – 2029
Net unamortized discount	(13,485)	(9,097)
Net unamortized debt issuance costs	(22,476)	(17,402)
Total notes payable, net	$3,182,492	$2,291,954

Unsecured Credit Facility and term loans
Unsecured Credit Facility(5)	$685,000	$1,622,000	2.73%	2018 – 2021
Unsecured $600 Million Term Loan(6)	600,000	600,000	2.78%	2019
Unsecured $300 Million Term Loan(7)	300,000	—	3.26%	2024
Net unamortized debt issuance costs	(9,199)	(12,159)
Total Unsecured Credit Facility and term loans	$1,575,801	$2,209,841

Total debt obligations, net	$5,676,238	$5,838,889

(1)	The stated interest rates are as of December 31, 2017 and do not include the impact of the Company’s interest rate swap agreements (described below).

(2)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of December 31, 2017 of approximately $1.7 billion.

(3)	The weighted average stated interest rate on the Company’s fixed rate secured loans was 6.16% as of December 31, 2017.

(4)	The weighted average stated interest rate on the Company’s unsecured notes was 3.81% as of December 31, 2017.

(5)
Effective November 1, 2016, the Company has in place an interest rate swap agreement that converts the variable interest rate on $185.0 million of a term loan under the Company’s senior unsecured credit facility agreement, as amended July 25, 2016, (the “Unsecured Credit Facility”) to a fixed interest rate of 0.82% (plus a spread of 135 bps) through July 31, 2018, and three interest rate swap agreements that convert the variable interest rate on a $500.0 million term loan under the Unsecured Credit Facility to a fixed, combined interest rate of 1.11% (plus a spread of 135 bps) through July 30, 2021.

(6)
Effective November 1, 2016, the Company has in place two interest rate swap agreements that convert the variable interest rate on $200.0 million of the Company’s $600 million term loan agreement, as amended July 25, 2016, (the “$600 Million Term Loan”) to a fixed, combined interest rate of 0.82% (plus a spread of 140 bps) through July 31, 2018, and three interest rate swap agreements that convert the variable interest rate on $400.0 million of the $600 Million Term Loan to a fixed, combined interest rate of 0.88% (plus a spread of 140 bps) through March 18, 2019.

(7)
Effective July 28, 2017, the Company has in place an interest rate swap agreement that converts the variable interest rate on $115.0 million of the $300 Million Term Loan (defined below) to a fixed, combined interest rate of 0.82% (plus a spread of 190 bps) through July 31, 2018.

2017 Debt Transactions
In March 2017, the Operating Partnership issued $400.0 million aggregate principal amount of 3.90% Senior Notes due 2027 (the “2027 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company’s Unsecured Credit Facility, and for general corporate purposes.  The 2027 Notes bear interest at a rate of 3.90% per annum, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2017. The 2027 Notes will mature on March 15, 2027. The 2027 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2027 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2027 Notes.  If the 2027 Notes are redeemed on or after December 15, 2026 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2027 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

In June 2017, the Operating Partnership issued $500.0 million aggregate principal amount of 3.65% Senior Notes due 2024 (the “2024 Notes”), the proceeds of which were utilized to repay outstanding indebtedness, including borrowings under the Company’s Unsecured Credit Facility, and for general corporate purposes.  The 2024 Notes bear interest at a rate of 3.65% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2017. The 2024 Notes will mature on June 15, 2024. The 2024 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may redeem the 2024 Notes at any time in whole or from time to time in part at the applicable make-whole redemption price specified in the Indenture with respect to the 2024 Notes.  If the 2024 Notes are redeemed on or after April 15, 2024 (two months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2024 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

In July 2017, the Operating Partnership entered into a $300.0 million variable rate unsecured term loan facility (the “$300 Million Term Loan”). The $300 Million Term Loan has a seven-year term maturing on July 26, 2024, with no available extension options, and bears interest at a rate of LIBOR plus 190 basis points (based on the Operating Partnership’s current credit ratings). Proceeds from the $300 Million Term Loan were used to prepay $300.0 million of an unsecured term loan under the Company’s Unsecured Credit Facility maturing July 31, 2018.

During the year ended December 31, 2017, the Company repaid at total of $815.0 million of unsecured term loan debt under the Company’s Unsecured Credit Facility and $389.1 million of secured loans, resulting in a $0.5 million gain on extinguishment of debt, net. These repayments were funded primarily with proceeds from the issuance of the 2027 Notes and 2024 Notes and the execution of the $300 Million Term Loan. In addition, during the year ended December 31, 2017, the Company repaid $122.0 million, net of borrowings on the Revolving Facility.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2017.

Debt Maturities
As of December 31, 2017 and 2016, the Company had accrued interest of $35.9 million and $34.1 million outstanding, respectively. As of December 31, 2017, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2018	$203,118
2019	618,679
2020	672,695
2021	686,225
2022	500,000
Thereafter	3,025,453
Total debt maturities	5,706,170
Net unamortized premiums and discounts	1,836
Net unamortized debt issuance costs	(31,768)
Total debt obligations, net	$5,676,238
As of the date the financial statements were issued, the Company’s scheduled debt maturities for the next 12 months are comprised of an unsecured term loan under the Company’s Unsecured Credit Facility and a non-recourse secured loan. The Company has sufficient capacity under the Unsecured Credit Facility to satisfy these scheduled debt maturities.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2017		December 31, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$917,945	$963,702	$1,337,094	$1,410,698
Notes payable	3,182,492	3,224,877	2,291,954	2,302,048
Unsecured Credit Facility and term loans	1,575,801	1,586,206	2,209,841	2,223,807
Total debt obligations, net	$5,676,238	$5,774,785	$5,838,889	$5,936,553

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

The valuation methodology used to estimate the fair value of the Company’s debt obligations is based on a discounted cash flow analysis, with assumptions that include credit spreads, estimated property values, loan amounts and debt maturities. Based on these inputs, the Company has determined that the valuations of its debt obligations are classified within Level 3 of the fair value hierarchy. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

Recurring Fair Value
The Company’s marketable securities and interest rate derivatives are measured and recognized at fair value on a recurring basis. The fair value of marketable securities is based primarily on publicly traded market values in active markets and is classified within Level 1 or 2 of the fair value hierarchy. See Note 6 for fair value information regarding the Company’s interest rate derivatives.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$28,006	$725	$27,281	$—
Interest rate derivatives	$24,420	$—	$24,420	$—

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$25,573	$5,679	$19,894	$—
Interest rate derivatives	$21,605	$—	$21,605	$—

(1)	As of December 31, 2017 and 2016, marketable securities included $0.2 million and $0.1 million of net unrealized losses, respectively.

Non-Recurring Fair Value
On a non-recurring basis, the Company evaluates the carrying value of its properties when events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value is determined by purchase price offers, market comparable data, third party appraisals or by discounted cash flow analysis. These cash flows are comprised of unobservable inputs which include forecasted rental revenue and expenses based upon market conditions and future expectations. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis. The table includes information related to properties remeasured to fair value as a result of impairment testing:

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Properties(1)(2)	$73,303	$—	$—	$73,303

	Fair Value Measurements as of December 31, 2016
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Properties(3)	$135	$—	$—	$135

(1)
During the year ended December 31, 2017, the Company recognized $28.0 million of impairment based upon offers from third party buyers and $12.1 million of impairment based upon discounted cash flow analysis. The capitalization rates (ranging from 7.0% to 8.5%) and discount rates (ranging from 7.9% to 9.5%) which were utilized in the analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

(2)
The carrying value of properties remeasured to fair value during the year ended December 31, 2017 include: (i) $7.8 million related to The Plaza at Salmon Run, (ii) $1.9 million related to Smith’s, (iii) $46.9 million related to The Manchester Collection, (iv) $2.4 million related to Fashion Square, and (v) $14.3 million related to Crossroads Centre.

(3)	The carrying value of a parcel at Country Hills Shopping Center was remeasured to fair value during the year ended December 31, 2016.

9. Revenue Recognition
Future minimum annual base rents as of December 31, 2017 to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. Future minimum annual base rents also do not include payments which may be received under certain leases for percentage rent or the reimbursement of operating expenses such as real estate taxes, insurance and other common area expenses.

Year ending December 31,
2018	$886,593
2019	778,828
2020	652,304
2021	531,335
2022	412,230
Thereafter	1,442,980
The Company recognized $7.1 million, $5.9 million and $3.6 million of rental income based on percentage rent for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, the estimated allowance associated with Company’s outstanding rent receivables, included in Receivables, net of allowance for doubtful accounts in the Company’s Consolidated Balance Sheets was $12.1 million and $13.2 million, respectively. In addition, as of December 31, 2017 and 2016, receivables associated with the effects of recognizing rental income on a straight-line basis were $113.9 million and $98.1 million, respectively net of the estimated allowance of $5.1 million and $3.5 million, respectively.

10. Equity and Capital
ATM
In 2015, the Parent Company entered into an at-the-market equity offering program (“ATM”) through which the Parent Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. No shares have been issued under the ATM, and as a result, $400.0 million of common stock remained available for issuance under the ATM as of December 31, 2017. The ATM is scheduled to expire on June 8, 2018, unless extended by the Parent Company and the sales agents.

Share Repurchase Program
On December 5, 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of the Company’s common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the year ended December 31, 2017, the Company repurchased approximately 0.3 million shares of common stock under the program at an average price per share of $17.96 for a total of approximately $5.9 million.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy statutory minimum tax withholding obligations. During the years ended December 31, 2017 and 2016, the Company withheld 0.1 million shares.

Dividends and Distributions
Because Brixmor Property Group, Inc. is a holding company and has no material assets other than its ownership of BPG Sub and no material operations other than those conducted by BPG Sub, distributions are funded as follows:

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

During the years ended December 31, 2017, 2016 and 2015, the Company declared common stock dividends and OP Unit distributions of $1.055 per share/unit, $0.995 per share/unit and $0.92 per share/unit, respectively. As of December 31, 2017 and December 31, 2016, the Company had declared but unpaid common stock dividends and OP Unit distributions of $85.6 million and $80.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Non-controlling interests
As of December 31, 2017, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100.0% of the outstanding OP Units. During the years ended December 31, 2017 and 2016, the Company exchanged 0.4 million shares and 4.8 million shares, respectively, of the Company’s common stock for an equal number of outstanding OP Units held by Blackstone and certain members of the Parent Company’s current and former management.

During the years ended December 31, 2016, and 2015, Blackstone completed multiple secondary offerings of the Parent Company’s common stock. In connection with these offerings, during the years ended December 31, 2016, and 2015, the Company incurred $0.9 million and $0.5 million, respectively, of expenses which are included in Other on the Company’s Consolidated Statements of Operations.

Preferred Stock
During the year ended December 31, 2017, the Company redeemed all 125 shares of BPG Sub Series A Redeemable Preferred Stock for the stated liquidation preference of $10,000 per share plus accrued but unpaid dividends.

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

During the years ended December 31, 2017 and 2016, the Company granted RSUs to certain employees. During the year ended December 31, 2015, the Company granted RSUs to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, with each tranche subject to separate performance-based, market-based and service-based vesting conditions. Each award contains a threshold, target, and maximum number of units in respect of each tranche. The number of units actually earned for each tranche is determined based on performance during a specified performance period, and the earned units are then further subject to service-based vesting conditions. The aggregate number of RSUs and LTIP Units granted, assuming that the target level of performance is achieved, was 0.6 million, 0.8 million and 0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs and LTIP Units granted under the Plan, fair value is based on the Company grant date stock price. For the market-based RSUs and LTIP Units granted during the years ended December 31, 2017 and 2016, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 22.0% to 23.0% and 23.5% to 26.5%, respectively; (ii) a weighted average risk-free interest rate of 1.2% to 1.41% and 1.0%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 4.0% to 4.6% and 3.8%, respectively.

Information with respect to RSUs and LTIP Units for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,821	$29,641
Vested	(1,341)	(19,828)
Granted	735	16,766
Forfeited	(43)	(930)
Outstanding, December 31, 2015	1,172	25,649
Vested	(519)	(12,550)
Granted	881	18,842
Forfeited	(519)	(8,861)
Outstanding, December 31, 2016	1,015	23,080
Vested	(343)	(7,614)
Granted	633	12,762
Forfeited	(69)	(1,254)
Outstanding, December 31, 2017	1,236	$26,974

During the year ended December 31, 2017 the Company recognized $10.5 million of equity compensation expense. During the year ended December 31, 2016, the Company recognized $11.6 million of equity compensation expense, which included the reversal of $2.6 million of previously recognized expense as a result of forfeitures and the acceleration of $2.7 million of expense associated with the issuance of shares, both in connection with the separation of certain Company executives. During the year ended December 31, 2015, the Company recognized $23.3 million of equity compensation expense, which included $9.9 million of expense associated with the vesting of awards issued prior to the IPO as a result of it becoming probable that the Company’s pre-IPO owners would receive a 15% internal rate of return on their investment. These amounts are included in General and administrative expense in the Company’s Consolidated Statements of Operations. As of December 31, 2017, the Company had $11.0 million of total unrecognized compensation expense related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Computation of Basic Earnings Per Share:
Net income	$300,369	$278,142	$197,536
Net income attributable to non-controlling interests	(76)	(2,514)	(3,816)
Non-forfeitable dividends on unvested restricted shares	(37)	(40)	(23)
Preferred stock dividends	(39)	(150)	(150)
Net income attributable to the Company’s common stockholders for basic earnings per share	$300,217	$275,438	$193,547

Weighted average number shares outstanding – basic	304,834	301,601	298,004

Basic Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.98	$0.91	$0.65

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for basic earnings per share	$300,217	$275,438	$193,547
Allocation of net income to dilutive convertible non-controlling interests	76	2,514	3,816
Net income attributable to the Company’s common stockholders for diluted earnings per share	$300,293	$277,952	$197,363

Weighted average shares outstanding – basic	304,834	301,601	298,004
Effect of dilutive securities:
Conversion of OP Units	79	3,000	5,988
Equity awards	368	459	1,025
Weighted average shares outstanding – diluted	305,281	305,060	305,017

Diluted Earnings Per Share Attributable to the Company’s Common Stockholders:
Net income	$0.98	$0.91	$0.65

13. Earnings per Unit
Basic earnings per unit is calculated by dividing net income attributable to the Operating Partnership’s common unitholders, including any participating securities, by the weighted average number of partnership common units outstanding for the period. Certain restricted units issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have rights to receive non-forfeitable dividends. Fully-diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Operating Partnership’s common units.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$300,369	$278,142	$197,536
Non-forfeitable dividends on unvested restricted units	(37)	(40)	(23)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$300,332	$278,102	$197,513

Weighted average number common units outstanding – basic	304,913	304,600	303,992

Basic Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net income	$0.98	$0.91	$0.65

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$300,332	$278,102	$197,513

Weighted average common units outstanding – basic	304,913	304,600	303,992
Effect of dilutive securities:
Equity awards	368	459	1,025
Weighted average common units outstanding – diluted	305,281	305,059	305,017

Diluted Earnings Per Unit Attributable to the Operating Partnership’s Common Units:
Net income	$0.98	$0.91	$0.65

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

On February 8, 2016, the Company issued a press release and filed a Form 8-K reporting the completion of a review by the Audit Committee of the Company’s Board of Directors that began after the Company received information in late December 2015 through its established compliance processes. The Audit Committee review led the Board of Directors to conclude that specific Company accounting and financial reporting personnel, in certain instances, were smoothing income items, both up and down, between reporting periods in an effort to achieve consistent quarterly same property net operating income growth.

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

Prior to the Company’s February 8, 2016 announcement, the Company voluntarily reported these matters to the SEC.  As a result, the SEC and the United States Attorney’s Office for the Southern District of New York are conducting investigations of certain aspects of the Company’s financial reporting and accounting for prior periods and the Company is cooperating fully.

On December 13, 2017, the United States District Court for the Southern District of New York granted final approval of the settlement of the previously disclosed putative securities class action complaint filed in March 2016 by the Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds related to the review conducted by the Audit Committee of the Company. Pursuant to the approved settlement, without any admission of liability, the Company will pay $28 million to settle the claims. This amount is within the coverage amount of the Company’s applicable insurance policies. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the class action litigation. Certain institutional investors elected to opt out of the settlement and will not be bound by the release or receive any settlement proceeds. The Company expects that the resolution of any future related claims asserted by such opt-outs will also be within the coverage amount of the Company’s applicable insurance policies.

Based on current information, the Company accrued $28.0 million as of December 31, 2017 with respect to the settlement agreement. This amount is included in Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Because the settlement amount is within the coverage amount of the Company’s applicable insurance policies, the Company accrued a receivable of $28.0 million as of December 31, 2017. This amount is included in Accounts receivable, net in the Company’s Consolidated Balance Sheets.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers that it operates and enters into office leases for administrative space. During the years ended December 31, 2017, 2016 and 2015, the Company recognized rent expense associated with these leases of $7.5 million, $8.3 million and $9.4 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2018	$7,092
2019	7,010
2020	7,027
2021	7,231
2022	7,215
Thereafter	71,860
Total minimum annual rental commitments	$107,435

Insurance captive
The Company has a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for the Company’s Portfolio. The Company formed Incap as part of its overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company has capitalized Incap in accordance with the applicable regulatory requirements. Incap established annual premiums based on projections derived from the past loss experience of the Company’s properties. An actuarial analysis is performed to estimate future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by tenants pursuant to specific lease terms.

Activity in the reserve for losses for the years ended December 31, 2017 and 2016 is summarized as follows (in thousands):

	Year End December 31,
	2017	2016

Balance at the beginning of the year	$15,045	$14,393

Incurred related to:
Current year	4,205	4,625
Prior years	(3,157)	(828)
Total incurred	1,048	3,797

Paid related to:
Current year	(299)	(171)
Prior years	(2,499)	(2,974)
Total paid	(2,798)	(3,145)

Balance at the end of the year	$13,295	$15,045

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

15. Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Code. To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to its stockholders. It is management’s intention to adhere to these requirements and maintain the Parent Company’s REIT status.

As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. The Parent Company conducts substantially all of its operations through the Operating Partnership which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes on our taxable income do not materially impact the Consolidated Financial Statements of the Company.

If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal taxes at regular corporate rates (including any applicable alternative minimum tax for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Parent Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through a TRS are subject to U.S. federal, state and local income taxes.

The Company incurred income and non-income taxes of $2.4 million, $3.3 million and $4.1 million for the years ended December 31, 2017, 2016 and 2015. In addition, during the year ended December 31, 2015, the Company recognized $4.7 million of income related to net adjustments to pre-IPO tax reserves and receivables. These amounts are included in Other on the Company’s Consolidated Statements of Operations.

16. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its and/or its related parties’ real estate assets.

Pursuant to the employment agreement dated April 12, 2016 between the Company and James M. Taylor, the Company’s chief executive officer, the Company was contingently obligated to purchase Mr. Taylor’s former residence for an amount equal to the appraised value of the residence as of a date within 120 days of the execution of the employment agreement.  Based upon the contingency being triggered in May 2017, the Company purchased the residence on July 5, 2017 for the appraised value of $4.4 million. The Company intends to sell the residence. Based on an August 2017 appraisal, the value of the residence was $3.9 million.

As of December 31, 2017 and 2016, there were no material receivables from or payables to related parties.

17. Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2017, 2016 and 2015, the Company’s expense for the Savings Plan was approximately $1.2 million, $1.2 million and $1.2 million, respectively. These amounts are included in General and administrative in the Company’s Consolidated Statements of Operations.

18. Supplemental Financial Information (unaudited)
The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2017 and 2016 and has been derived from the accompanying consolidated financial statements (in thousands except per share and per unit data):

Brixmor Property Group Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017
Total revenues	$325,806	$322,818	$314,496	$320,060

Net income attributable to common stockholders	$71,579	$75,399	$83,380	$69,896

Net income attributable to common stockholders per share:
Basic(1)	$0.23	$0.25	$0.27	$0.23
Diluted(1)	$0.23	$0.25	$0.27	$0.23

Year Ended December 31, 2016
Total revenues	$323,104	$310,057	$318,577	$324,034

Net income attributable to common stockholders	$60,477	$64,456	$57,492	$93,053

Net income attributable to common stockholders per share:
Basic(1)	$0.20	$0.21	$0.19	$0.31
Diluted(1)	$0.20	$0.21	$0.19	$0.31

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the years ended December 31, 2017 and 2016 due to rounding.

Brixmor Operating Partnership LP

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017
Total revenues	$325,806	$322,818	$314,496	$320,060

Net income attributable to partnership common units	$71,655	$75,438	$83,380	$69,896

Net income attributable to common unitholders per unit:
Basic(1)	$0.23	$0.25	$0.27	$0.23
Diluted(1)	$0.23	$0.25	$0.27	$0.23

Year Ended December 31, 2016
Total revenues	$323,104	$310,057	$318,577	$324,034

Net income attributable to partnership common units	$61,549	$65,470	$57,805	$93,318

Net income attributable to common unitholders per unit:
Basic(1)	$0.20	$0.21	$0.19	$0.31
Diluted(1)	$0.20	$0.21	$0.19	$0.31

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the years ended December 31, 2017 and 2016 due to rounding.

19. Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2017 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2017 through the date the financial statements were issued.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged / (Credited) to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period

Allowance for doubtful accounts:

Year ended December 31, 2017	$16,756	$5,323	$(4,874)	$17,205
Year ended December 31, 2016	$16,587	$9,182	$(9,013)	$16,756
Year ended December 31, 2015	$14,070	$9,540	$(7,023)	$16,587

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Winchester Plaza	Huntsville, AL	$—	$2,634	$12,105	$434	$2,634	$12,539	$15,173	$(2,105)	2006	Oct-13	40 years
Springdale	Mobile, AL	—	7,460	33,085	4,452	7,460	37,537	44,997	(12,155)	2004	Jun-11	40 years
Payton Park	Sylacauga, AL	(9,372)	1,830	14,335	435	1,830	14,770	16,600	(5,222)	1995	Jun-11	40 years
Glendale Galleria	Glendale, AZ	—	4,070	6,894	9,127	4,070	16,021	20,091	(2,608)	1991	Jun-11	40 years
Northmall Centre	Tucson, AZ	—	3,140	17,966	1,816	3,140	19,782	22,922	(5,173)	1996	Jun-11	40 years
Applegate Ranch Shopping Center	Atwater, CA	—	4,033	25,510	1,519	4,033	27,029	31,062	(5,790)	2006	Oct-13	40 years
Bakersfield Plaza	Bakersfield, CA	—	4,000	24,929	10,482	4,502	34,909	39,411	(9,950)	1970	Jun-11	40 years
Carmen Plaza	Camarillo, CA	—	5,410	19,522	952	5,410	20,474	25,884	(5,900)	2000	Jun-11	40 years
Plaza Rio Vista	Cathedral, CA	—	2,465	12,575	100	2,465	12,675	15,140	(2,218)	2005	Oct-13	40 years
Clovis Commons	Clovis, CA	—	12,943	38,688	1,120	12,943	39,808	52,751	(8,961)	2004	Oct-13	40 years
Cudahy Plaza	Cudahy, CA	—	4,490	13,111	1,384	4,778	14,207	18,985	(3,597)	1994	Jun-11	40 years
University Mall	Davis, CA	—	4,270	18,056	1,502	4,270	19,558	23,828	(5,238)	1964	Jun-11	40 years
Felicita Plaza	Escondido, CA	—	4,280	12,434	947	4,280	13,381	17,661	(3,690)	2001	Jun-11	40 years
Felicita Town Center	Escondido, CA	—	11,231	31,381	214	11,231	31,595	42,826	(1,888)	1987	Dec-16	40 years
Arbor - Broadway Faire	Fresno, CA	(9,540)	5,940	33,885	2,295	5,940	36,180	42,120	(10,208)	1995	Jun-11	40 years
Lompoc Center	Lompoc, CA	—	4,670	15,965	1,975	4,670	17,940	22,610	(6,893)	1960	Jun-11	40 years
Briggsmore Plaza	Modesto, CA	—	2,140	11,224	2,787	2,140	14,011	16,151	(3,628)	1998	Jun-11	40 years
Montebello Plaza	Montebello, CA	—	13,360	32,554	6,943	13,360	39,497	52,857	(11,197)	1974	Jun-11	40 years
California Oaks Center	Murrieta, CA	—	5,180	13,666	5,605	5,180	19,271	24,451	(3,399)	1990	Jun-11	40 years
Esplanade Shopping Center	Oxnard, CA	—	6,630	60,377	15,922	16,229	66,700	82,929	(15,495)	2002	Jun-11	40 years
Pacoima Center	Pacoima, CA	—	7,050	15,932	672	7,050	16,604	23,654	(6,530)	1995	Jun-11	40 years
Paradise Plaza	Paradise, CA	—	1,820	8,711	933	1,820	9,644	11,464	(3,670)	1997	Jun-11	40 years
Metro 580	Pleasanton, CA	—	10,500	19,243	1,661	10,500	20,904	31,404	(5,815)	1996	Jun-11	40 years
Rose Pavilion	Pleasanton, CA	—	19,619	60,325	8,494	19,619	68,819	88,438	(13,159)	2018	Jun-11	40 years
Puente Hills Town Center	Rowland Heights, CA	—	15,670	39,159	3,930	15,670	43,089	58,759	(10,039)	1984	Jun-11	40 years
San Bernardino Center	San Bernardino, CA	—	2,510	9,537	191	2,510	9,728	12,238	(4,979)	2003	Jun-11	40 years
Ocean View Plaza	San Clemente, CA	—	15,750	29,826	1,527	15,750	31,353	47,103	(7,773)	1990	Jun-11	40 years
Plaza By The Sea	San Clemente, CA	—	9,607	5,461	44	9,607	5,505	15,112	(32)	1976	Dec-17	40 years
Village at Mira Mesa	San Diego, CA	—	14,870	70,974	5,480	14,870	76,454	91,324	(16,213)	2018	Jun-11	40 years
San Dimas Plaza	San Dimas, CA	—	11,490	20,570	7,505	15,100	24,465	39,565	(5,477)	1986	Jun-11	40 years
Bristol Plaza	Santa Ana, CA	—	9,110	21,169	2,975	9,722	23,532	33,254	(5,664)	2003	Jun-11	40 years
Gateway Plaza	Santa Fe Springs, CA	—	9,980	30,135	1,185	9,980	31,320	41,300	(8,612)	2002	Jun-11	40 years
Santa Paula Center	Santa Paula, CA	—	3,520	17,896	1,071	3,520	18,967	22,487	(6,229)	1995	Jun-11	40 years
Vail Ranch Center	Temecula, CA	—	3,750	22,137	1,553	3,750	23,690	27,440	(6,883)	2003	Jun-11	40 years
Country Hills Shopping Center	Torrance, CA	—	3,630	8,683	(217)	3,630	8,466	12,096	(2,031)	1977	Jun-11	40 years
Upland Town Square	Upland, CA	—	9,051	23,171	33	9,051	23,204	32,255	(230)	1994	Nov-17	40 years
Gateway Plaza - Vallejo	Vallejo, CA	—	11,880	72,127	17,706	12,946	88,767	101,713	(21,694)	2018	Jun-11	40 years
Arvada Plaza	Arvada, CO	—	1,160	7,378	430	1,160	7,808	8,968	(3,360)	1994	Jun-11	40 years
Arapahoe Crossings	Aurora, CO	—	13,676	54,851	8,687	13,676	63,538	77,214	(11,776)	1996	Jul-13	40 years
Aurora Plaza	Aurora, CO	—	3,910	9,146	1,735	3,910	10,881	14,791	(5,235)	1996	Jun-11	40 years
Villa Monaco	Denver, CO	—	3,090	6,282	3,357	3,090	9,639	12,729	(2,258)	1978	Jun-11	40 years
Superior Marketplace	Superior, CO	(16,387)	7,090	35,654	3,838	7,090	39,492	46,582	(9,773)	1997	Jun-11	40 years
Westminster City Center	Westminster, CO	—	6,040	42,944	9,468	6,040	52,412	58,452	(12,215)	1996	Jun-11	40 years
Freshwater - Stateline Plaza	Enfield, CT	—	3,350	30,149	1,662	3,350	31,811	35,161	(9,455)	2004	Jun-11	40 years
The Shoppes at Fox Run	Glastonbury, CT	—	3,550	22,693	2,986	3,600	25,629	29,229	(6,488)	1974	Jun-11	40 years
Groton Square	Groton, CT	—	2,730	28,034	1,552	2,730	29,586	32,316	(8,342)	1987	Jun-11	40 years
Parkway Plaza	Hamden, CT	—	4,100	7,709	137	4,100	7,846	11,946	(2,555)	2006	Jun-11	40 years
The Manchester Collection	Manchester, CT	—	9,180	51,850	(3,900)	9,180	47,950	57,130	(12,283)	2001	Jun-11	40 years
Chamberlain Plaza	Meriden, CT	(2,981)	1,260	4,480	774	1,260	5,254	6,514	(1,919)	2004	Jun-11	40 years
Turnpike Plaza	Newington, CT	—	3,920	23,847	20	3,920	23,867	27,787	(6,849)	2004	Jun-11	40 years
North Haven Crossing	North Haven, CT	(9,948)	5,430	15,959	1,459	5,430	17,418	22,848	(4,461)	1993	Jun-11	40 years
Christmas Tree Plaza	Orange, CT	(569)	4,870	14,844	925	4,870	15,769	20,639	(4,836)	1996	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Stratford Square	Stratford, CT	—	5,970	11,758	6,865	5,970	18,623	24,593	(3,948)	1984	Jun-11	40 years
Torrington Plaza	Torrington, CT	—	2,180	12,967	3,284	2,180	16,251	18,431	(4,184)	1994	Jun-11	40 years
Waterbury Plaza	Waterbury, CT	(15,554)	5,030	17,366	1,650	5,030	19,016	24,046	(6,074)	2000	Jun-11	40 years
Waterford Commons	Waterford, CT	(23,979)	4,990	45,070	4,089	4,990	49,159	54,149	(12,947)	2004	Jun-11	40 years
North Dover Center	Dover, DE	—	3,100	19,938	2,062	3,100	22,000	25,100	(6,571)	1989	Jun-11	40 years
Brooksville Square	Brooksville, FL	—	4,140	12,095	2,119	4,140	14,214	18,354	(4,558)	1987	Jun-11	40 years
Coastal Way - Coastal Landing	Brooksville, FL	(26,831)	8,840	33,020	4,181	8,840	37,201	46,041	(11,148)	2008	Jun-11	40 years
Midpoint Center	Cape Coral, FL	—	4,251	13,184	131	4,251	13,315	17,566	(2,611)	2002	Oct-13	40 years
Clearwater Mall	Clearwater, FL	(46,906)	15,300	53,002	2,528	15,300	55,530	70,830	(12,494)	1973	Jun-11	40 years
Coconut Creek Plaza	Coconut Creek, FL	(10,190)	7,400	24,799	3,858	7,400	28,657	36,057	(6,522)	2005	Jun-11	40 years
Century Plaza Shopping Center	Deerfield Beach, FL	—	3,050	8,043	1,420	3,050	9,463	12,513	(2,647)	2006	Jun-11	40 years
Northgate Shopping Center	DeLand, FL	—	3,500	10,902	1,128	3,500	12,030	15,530	(4,047)	1993	Jun-11	40 years
Sun Plaza	Ft. Walton Beach, FL	—	4,480	12,629	517	4,480	13,146	17,626	(4,681)	2004	Jun-11	40 years
Normandy Square	Jacksonville, FL	—	1,930	5,384	698	1,930	6,082	8,012	(2,458)	1996	Jun-11	40 years
Regency Park Shopping Center	Jacksonville, FL	(11,646)	6,240	14,222	1,116	6,240	15,338	21,578	(4,614)	1985	Jun-11	40 years
The Shoppes at Southside	Jacksonville, FL	—	6,720	18,597	125	6,720	18,722	25,442	(5,017)	2004	Jun-11	40 years
Ventura Downs	Kissimmee, FL	(3,967)	3,580	8,130	296	3,580	8,426	12,006	(2,660)	2018	Jun-11	40 years
Marketplace at Wycliffe	Lake Worth, FL	—	7,930	13,500	1,612	7,930	15,112	23,042	(2,925)	2002	Jun-11	40 years
Venetian Isle Shopping Ctr	Lighthouse Point, FL	—	8,270	14,805	1,553	8,270	16,358	24,628	(4,548)	1992	Jun-11	40 years
Marco Town Center	Marco Island, FL	—	7,235	26,539	604	7,235	27,143	34,378	(4,533)	1998	Oct-13	40 years
Mall at 163rd Street	Miami, FL	—	9,450	34,892	2,955	9,450	37,847	47,297	(9,094)	2007	Jun-11	40 years
Miami Gardens	Miami, FL	—	8,876	17,567	608	8,876	18,175	27,051	(6,717)	1996	Jun-11	40 years
Freedom Square	Naples, FL	—	4,735	15,116	1,004	4,735	16,120	20,855	(5,191)	1995	Jun-11	40 years
Naples Plaza	Naples, FL	—	9,200	20,513	10,038	9,200	30,551	39,751	(7,641)	2013	Jun-11	40 years
Park Shore Plaza	Naples, FL	—	4,750	13,821	18,782	7,245	30,108	37,353	(4,956)	2018	Jun-11	40 years
Chelsea Place	New Port Richey, FL	—	3,303	9,821	419	3,303	10,240	13,543	(2,456)	1992	Oct-13	40 years
Southgate Center	New Port Richey, FL	—	6,730	14,286	4,056	6,730	18,342	25,072	(5,503)	1966	Jun-11	40 years
Presidential Plaza West	North Lauderdale, FL	—	2,070	5,430	562	2,070	5,992	8,062	(1,437)	2006	Jun-11	40 years
Fashion Square	Orange Park, FL	—	1,770	3,557	(1,679)	1,770	1,878	3,648	(1,302)	1996	Jun-11	40 years
Colonial Marketplace	Orlando, FL	(14,236)	4,230	19,813	2,562	4,230	22,375	26,605	(5,674)	1986	Jun-11	40 years
Conway Crossing	Orlando, FL	—	3,163	12,181	782	3,163	12,963	16,126	(2,710)	2002	Oct-13	40 years
Hunter's Creek Plaza	Orlando, FL	—	3,589	5,891	894	3,589	6,785	10,374	(1,320)	1998	Oct-13	40 years
Pointe Orlando	Orlando, FL	—	6,120	55,051	24,283	6,120	79,334	85,454	(17,100)	1997	Jun-11	40 years
Martin Downs Town Center	Palm City, FL	—	1,660	9,749	147	1,660	9,896	11,556	(1,609)	1996	Oct-13	40 years
Martin Downs Village Center	Palm City, FL	—	5,319	28,399	1,456	5,319	29,855	35,174	(5,367)	1987	Jun-11	40 years
23rd Street Station	Panama City, FL	(5,092)	3,120	9,016	1,017	3,120	10,033	13,153	(2,729)	1995	Jun-11	40 years
Panama City Square	Panama City, FL	—	5,690	14,874	3,144	5,690	18,018	23,708	(4,760)	1989	Jun-11	40 years
Pensacola Square	Pensacola, FL	—	2,630	9,716	1,624	2,630	11,340	13,970	(3,866)	1995	Jun-11	40 years
East Port Plaza	Port St. Lucie, FL	—	4,099	22,325	283	4,099	22,608	26,707	(4,529)	1991	Oct-13	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	—	3,450	6,242	667	3,450	6,909	10,359	(2,231)	1990	Jun-11	40 years
Lake St. Charles	Riverview, FL	—	2,801	6,909	67	2,801	6,976	9,777	(1,180)	1999	Oct-13	40 years
Cobblestone Village	Royal Palm Beach, FL	—	2,700	4,974	597	2,700	5,571	8,271	(1,142)	2005	Jun-11	40 years
Beneva Village Shoppes	Sarasota, FL	—	3,489	17,369	1,648	3,489	19,017	22,506	(3,581)	2018	Oct-13	40 years
Sarasota Village	Sarasota, FL	—	5,190	12,476	3,598	5,190	16,074	21,264	(3,978)	1972	Jun-11	40 years
Atlantic Plaza	Satellite Beach, FL	(5,378)	2,630	10,959	1,007	2,630	11,966	14,596	(3,001)	2008	Jun-11	40 years
Seminole Plaza	Seminole, FL	(4,243)	3,870	7,934	2,083	3,870	10,017	13,887	(1,814)	1964	Jun-11	40 years
Cobblestone Village	St. Augustine, FL	(25,918)	7,710	33,352	2,511	7,710	35,863	43,573	(9,177)	2003	Jun-11	40 years
Dolphin Village	St. Pete Beach, FL	—	9,882	15,835	848	9,882	16,683	26,565	(3,280)	1990	Oct-13	40 years
Bay Pointe Plaza	St. Petersburg, FL	—	4,025	11,745	7,939	4,025	19,684	23,709	(2,159)	2016	Oct-13	40 years
Rutland Plaza	St. Petersburg, FL	(6,682)	3,880	8,143	982	3,880	9,125	13,005	(2,888)	2002	Jun-11	40 years
Skyway Plaza	St. Petersburg, FL	—	2,200	7,178	84	2,200	7,262	9,462	(2,817)	2002	Jun-11	40 years
Tyrone Gardens	St. Petersburg, FL	—	5,690	9,807	1,422	5,690	11,229	16,919	(3,704)	1998	Jun-11	40 years
Downtown Publix	Stuart, FL	(10,684)	1,770	12,630	986	1,770	13,616	15,386	(3,421)	2000	Jun-11	40 years
Sunrise Town Center	Sunrise, FL	—	7,856	9,601	679	7,856	10,280	18,136	(3,605)	1989	Oct-13	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Carrollwood Center	Tampa, FL	—	3,749	14,818	851	3,749	15,669	19,418	(3,550)	2002	Oct-13	40 years
Ross Plaza	Tampa, FL	—	2,808	11,847	688	2,808	12,535	15,343	(2,586)	1996	Oct-13	40 years
Shoppes at Tarpon	Tarpon Springs, FL	—	7,800	13,765	3,792	7,800	17,557	25,357	(5,194)	2003	Jun-11	40 years
Venice Plaza	Venice, FL	—	3,245	14,504	359	3,245	14,863	18,108	(2,194)	1999	Oct-13	40 years
Venice Shopping Center	Venice, FL	—	2,555	6,847	461	2,555	7,308	9,863	(1,535)	2000	Oct-13	40 years
Venice Village Shoppes	Venice, FL	—	7,157	26,773	48	7,157	26,821	33,978	(283)	1989	Nov-17	40 years
Governors Towne Square	Acworth, GA	—	2,605	14,037	126	2,605	14,163	16,768	(2,521)	2005	Oct-13	40 years
Albany Plaza	Albany, GA	(2,738)	1,840	3,072	286	1,840	3,358	5,198	(1,055)	1995	Jun-11	40 years
Mansell Crossing	Alpharetta, GA	—	19,840	33,230	5,764	19,840	38,994	58,834	(10,059)	1993	Jun-11	40 years
Perlis Plaza	Americus, GA	—	1,170	4,743	704	1,170	5,447	6,617	(2,071)	1972	Jun-11	40 years
Northeast Plaza	Atlanta, GA	(19,493)	6,907	37,718	1,518	6,907	39,236	46,143	(9,901)	1952	Jun-11	40 years
Augusta West Plaza	Augusta, GA	(3,219)	1,070	8,208	538	1,070	8,746	9,816	(4,094)	2006	Jun-11	40 years
Sweetwater Village	Austell, GA	—	1,080	3,052	796	1,080	3,848	4,928	(1,344)	1985	Jun-11	40 years
Vineyards at Chateau Elan	Braselton, GA	—	2,202	14,512	461	2,202	14,973	17,175	(2,643)	2002	Oct-13	40 years
Cedar Plaza	Cedartown, GA	—	1,550	4,342	96	1,550	4,438	5,988	(1,650)	1994	Jun-11	40 years
Conyers Plaza	Conyers, GA	—	3,870	11,741	1,645	3,870	13,386	17,256	(4,284)	2001	Jun-11	40 years
Cordele Square	Cordele, GA	—	2,050	5,540	563	2,050	6,103	8,153	(2,466)	2002	Jun-11	40 years
Covington Gallery	Covington, GA	(4,214)	3,280	8,416	691	3,280	9,107	12,387	(2,906)	1991	Jun-11	40 years
Salem Road Station	Covington, GA	—	670	11,395	336	670	11,731	12,401	(2,441)	2000	Oct-13	40 years
Keith Bridge Commons	Cumming, GA	—	1,501	14,868	268	1,601	15,036	16,637	(3,451)	2002	Oct-13	40 years
Northside	Dalton, GA	—	1,320	3,950	836	1,320	4,786	6,106	(1,811)	2001	Jun-11	40 years
Cosby Station	Douglasville, GA	(5,282)	2,650	6,582	507	2,650	7,089	9,739	(2,012)	1994	Jun-11	40 years
Park Plaza	Douglasville, GA	—	1,470	2,505	1,196	1,470	3,701	5,171	(685)	1986	Jun-11	40 years
Dublin Village	Dublin, GA	—	1,876	8,961	212	1,876	9,173	11,049	(2,388)	2005	Oct-13	40 years
Westgate	Dublin, GA	—	1,450	3,991	439	1,450	4,430	5,880	(1,497)	2004	Jun-11	40 years
Venture Pointe	Duluth, GA	—	2,460	7,933	5,556	2,460	13,489	15,949	(4,480)	1995	Jun-11	40 years
Banks Station	Fayetteville, GA	(4,423)	3,490	12,254	1,441	3,490	13,695	17,185	(5,066)	2006	Jun-11	40 years
Barrett Place	Kennesaw, GA	—	6,990	13,953	1,373	6,990	15,326	22,316	(5,230)	1992	Jun-11	40 years
Shops of Huntcrest	Lawrenceville, GA	—	2,093	17,790	555	2,093	18,345	20,438	(3,044)	2003	Oct-13	40 years
Mableton Walk	Mableton, GA	—	1,645	9,384	974	1,645	10,358	12,003	(2,651)	1994	Jun-11	40 years
The Village at Mableton	Mableton, GA	—	2,040	6,443	2,387	2,040	8,830	10,870	(3,117)	1959	Jun-11	40 years
Marshalls at Eastlake	Marietta, GA	—	2,650	2,667	1,002	2,650	3,669	6,319	(1,038)	1982	Jun-11	40 years
New Chastain Corners	Marietta, GA	—	3,090	8,071	975	3,090	9,046	12,136	(2,759)	2004	Jun-11	40 years
Pavilions at Eastlake	Marietta, GA	—	4,770	12,085	1,919	4,770	14,004	18,774	(4,950)	1996	Jun-11	40 years
Creekwood Village	Rex, GA	—	1,400	4,752	327	1,400	5,079	6,479	(1,770)	1990	Jun-11	40 years
Shops of Riverdale	Riverdale, GA	—	640	2,109	209	640	2,318	2,958	(518)	1995	Jun-11	40 years
Holcomb Bridge Crossing	Roswell, GA	—	1,170	5,418	596	1,170	6,014	7,184	(2,738)	1988	Jun-11	40 years
Victory Square	Savannah, GA	—	6,080	14,651	344	6,080	14,995	21,075	(3,677)	2007	Jun-11	40 years
Stockbridge Village	Stockbridge, GA	—	6,210	16,418	3,525	6,210	19,943	26,153	(6,314)	2008	Jun-11	40 years
Stone Mountain Festival	Stone Mountain, GA	(7,755)	5,740	16,730	1,538	5,740	18,268	24,008	(6,796)	2006	Jun-11	40 years
Wilmington Island	Wilmington Island, GA	—	2,630	7,894	1,089	2,630	8,983	11,613	(1,957)	1985	Oct-13	40 years
Kimberly West Shopping Center	Davenport, IA	—	1,710	6,329	604	1,710	6,933	8,643	(2,447)	1987	Jun-11	40 years
Haymarket Mall	Des Moines, IA	(3,846)	2,320	9,604	523	2,320	10,127	12,447	(3,890)	1979	Jun-11	40 years
Haymarket Square	Des Moines, IA	(6,481)	3,360	9,192	4,327	3,360	13,519	16,879	(3,613)	1979	Jun-11	40 years
Warren Plaza	Dubuque, IA	—	1,740	6,155	387	1,740	6,542	8,282	(1,257)	1993	Jun-11	40 years
Annex of Arlington	Arlington Heights, IL	—	3,769	15,006	10,929	4,373	25,331	29,704	(5,602)	1999	Jun-11	40 years
Ridge Plaza	Arlington Heights, IL	—	3,720	10,168	4,741	3,720	14,909	18,629	(5,523)	2000	Jun-11	40 years
Bartonville Square	Bartonville, IL	—	480	3,580	149	480	3,729	4,209	(1,417)	2001	Jun-11	40 years
Festival Center	Bradley, IL	(658)	390	2,211	37	390	2,248	2,638	(798)	2006	Jun-11	40 years
Southfield Plaza	Bridgeview, IL	(13,350)	5,880	18,251	1,550	5,880	19,801	25,681	(7,009)	2006	Jun-11	40 years
Commons of Chicago Ridge	Chicago Ridge, IL	—	4,310	39,027	4,892	4,310	43,919	48,229	(12,315)	1998	Jun-11	40 years
Rivercrest Shopping Center	Crestwood, IL	—	7,010	39,886	15,608	11,010	51,494	62,504	(14,164)	1992	Jun-11	40 years
The Commons of Crystal Lake	Crystal Lake, IL	—	3,660	31,770	3,889	3,660	35,659	39,319	(8,804)	1987	Jun-11	40 years
Elk Grove Town Center	Elk Grove Village, IL	—	3,730	19,113	970	3,730	20,083	23,813	(5,710)	1998	Jun-11	40 years
Crossroads Centre	Fairview Heights, IL	—	3,230	8,928	6,379	3,230	15,307	18,537	(4,660)	1975	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Freeport Plaza	Freeport, IL	—	660	5,614	80	660	5,694	6,354	(2,675)	2000	Jun-11	40 years
Westview Center	Hanover Park, IL	—	6,130	27,797	6,222	6,130	34,019	40,149	(8,047)	1989	Jun-11	40 years
The Quentin Collection	Kildeer, IL	(20,743)	5,780	26,232	1,610	5,780	27,842	33,622	(7,083)	2006	Jun-11	40 years
Butterfield Square	Libertyville, IL	—	3,430	13,306	2,796	3,430	16,102	19,532	(4,205)	1997	Jun-11	40 years
High Point Centre	Lombard, IL	—	7,510	19,134	1,887	7,510	21,021	28,531	(4,672)	2018	Jun-11	40 years
Long Meadow Commons	Mundelein, IL	—	4,700	11,447	1,703	4,700	13,150	17,850	(4,917)	1997	Jun-11	40 years
Westridge Court	Naperville, IL	—	10,560	66,986	12,870	10,560	79,856	90,416	(17,702)	1992	Jun-11	40 years
Sterling Bazaar	Peoria, IL	—	2,050	6,581	469	2,050	7,050	9,100	(2,754)	1992	Jun-11	40 years
Rollins Crossing	Round Lake Beach, IL	—	3,040	23,180	1,317	3,040	24,497	27,537	(7,361)	1998	Jun-11	40 years
Twin Oaks Shopping Center	Silvis, IL	—	1,300	6,896	141	1,300	7,037	8,337	(2,113)	1991	Jun-11	40 years
Sangamon Center North	Springfield, IL	—	2,350	9,420	851	2,350	10,271	12,621	(3,873)	1996	Jun-11	40 years
Tinley Park Plaza	Tinley Park, IL	(17,869)	12,250	20,639	4,669	12,250	25,308	37,558	(5,539)	1973	Jun-11	40 years
Meridian Village	Carmel, IN	—	2,089	7,231	2,215	2,089	9,446	11,535	(2,684)	1990	Jun-11	40 years
Columbus Center	Columbus, IN	(9,372)	1,480	13,913	2,598	1,480	16,511	17,991	(4,180)	1964	Jun-11	40 years
Elkhart Plaza West	Elkhart, IN	—	770	6,326	232	770	6,558	7,328	(2,050)	1997	Jun-11	40 years
Apple Glen Crossing	Fort Wayne, IN	—	2,550	19,742	752	2,550	20,494	23,044	(5,481)	2002	Jun-11	40 years
Market Centre	Goshen, IN	—	1,765	14,231	4,032	1,765	18,263	20,028	(5,276)	1994	Jun-11	40 years
Marwood Plaza	Indianapolis, IN	—	1,720	5,479	960	1,720	6,439	8,159	(1,664)	1992	Jun-11	40 years
Westlane Shopping Center	Indianapolis, IN	—	870	2,603	1,048	870	3,651	4,521	(1,170)	1968	Jun-11	40 years
Valley View Plaza	Marion, IN	(1,053)	440	3,020	162	440	3,182	3,622	(853)	1997	Jun-11	40 years
Bittersweet Plaza	Mishawaka, IN	—	840	6,677	527	840	7,204	8,044	(1,969)	2000	Jun-11	40 years
Lincoln Plaza	New Haven, IN	—	780	6,277	809	780	7,086	7,866	(1,948)	1968	Jun-11	40 years
Speedway Super Center	Speedway, IN	—	8,410	48,942	6,937	8,410	55,879	64,289	(13,474)	2018	Jun-11	40 years
Sagamore Park Centre	West Lafayette, IN	—	2,390	10,865	1,874	2,390	12,739	15,129	(3,959)	2018	Jun-11	40 years
Westchester Square	Lenexa, KS	—	3,250	13,982	2,439	3,250	16,421	19,671	(4,345)	1987	Jun-11	40 years
West Loop Shopping Center	Manhattan, KS	—	2,800	10,299	6,263	2,800	16,562	19,362	(4,303)	2013	Jun-11	40 years
North Dixie Plaza	Elizabethtown, KY	—	2,370	4,521	454	2,370	4,975	7,345	(1,029)	1992	Jun-11	40 years
Florence Plaza - Florence Square	Florence, KY	—	9,380	46,030	18,620	11,013	63,017	74,030	(14,987)	2014	Jun-11	40 years
Jeffersontown Commons	Jeffersontown, KY	—	3,920	14,437	952	3,920	15,389	19,309	(5,459)	1959	Jun-11	40 years
Mist Lake Plaza	Lexington, KY	—	4,200	10,452	979	4,200	11,431	15,631	(3,488)	1993	Jun-11	40 years
London Marketplace	London, KY	—	1,400	10,293	334	1,400	10,627	12,027	(3,930)	1994	Jun-11	40 years
Eastgate Shopping Center	Louisville, KY	—	4,300	13,515	2,316	4,300	15,831	20,131	(5,244)	2002	Jun-11	40 years
Plainview Village	Louisville, KY	—	2,600	9,709	1,301	2,600	11,010	13,610	(3,004)	1997	Jun-11	40 years
Stony Brook I & II	Louisville, KY	—	3,650	17,554	1,653	3,650	19,207	22,857	(5,124)	1988	Jun-11	40 years
Towne Square North	Owensboro, KY	(4,210)	2,230	9,037	444	2,230	9,481	11,711	(3,681)	1988	Jun-11	40 years
Karam Shopping Center	Lafayette, LA	(1,944)	410	2,955	446	410	3,401	3,811	(1,315)	1970	Jun-11	40 years
Iberia Plaza	New Iberia, LA	—	2,590	5,728	1,281	2,590	7,009	9,599	(3,075)	1992	Jun-11	40 years
Lagniappe Village	New Iberia, LA	—	3,170	11,023	1,097	3,170	12,120	15,290	(5,502)	2010	Jun-11	40 years
The Pines Shopping Center	Pineville, LA	(3,438)	3,080	7,035	133	3,080	7,168	10,248	(1,609)	1991	Jun-11	40 years
Points West Plaza	Brockton, MA	(7,397)	2,200	10,492	1,226	2,200	11,718	13,918	(4,105)	1960	Jun-11	40 years
Burlington Square I, II & III	Burlington, MA	—	4,690	12,717	1,832	4,690	14,549	19,239	(3,679)	1992	Jun-11	40 years
Chicopee Marketplace	Chicopee, MA	—	3,470	24,980	1,293	3,470	26,273	29,743	(6,469)	2005	Jun-11	40 years
Holyoke Shopping Center	Holyoke, MA	—	3,110	11,903	817	3,110	12,720	15,830	(4,135)	2000	Jun-11	40 years
WaterTower Plaza	Leominster, MA	—	10,400	39,499	2,534	10,400	42,033	52,433	(12,442)	2000	Jun-11	40 years
Lunenberg Crossing	Lunenburg, MA	(2,041)	930	1,668	901	930	2,569	3,499	(392)	1994	Jun-11	40 years
Lynn Marketplace	Lynn, MA	—	3,100	5,615	2,178	3,100	7,793	10,893	(1,964)	1968	Jun-11	40 years
Webster Square Shopping Center	Marshfield, MA	—	5,532	27,223	203	5,532	27,426	32,958	(3,288)	2005	Jun-15	40 years
Berkshire Crossing	Pittsfield, MA	—	5,210	38,733	2,551	5,210	41,284	46,494	(12,164)	1994	Jun-11	40 years
Westgate Plaza	Westfield, MA	—	2,250	9,669	970	2,250	10,639	12,889	(3,515)	1996	Jun-11	40 years
Perkins Farm Marketplace	Worcester, MA	—	2,150	16,766	2,632	2,150	19,398	21,548	(6,027)	1967	Jun-11	40 years
South Plaza Shopping Center	California, MD	—	2,174	23,209	109	2,174	23,318	25,492	(4,005)	2005	Oct-13	40 years
Campus Village Shoppes	College Park, MD	—	1,660	4,980	647	1,660	5,627	7,287	(1,226)	1986	Jun-11	40 years
Fox Run	Prince Frederick, MD	—	3,560	31,086	2,430	3,560	33,516	37,076	(9,803)	1997	Jun-11	40 years
Liberty Plaza	Randallstown, MD	—	782	6,134	2,306	782	8,440	9,222	(1,936)	1962	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Pine Tree Shopping Center	Portland, ME	—	2,860	18,988	1,494	2,860	20,482	23,342	(7,590)	1958	Jun-11	40 years
Arborland Center	Ann Arbor, MI	—	14,184	90,938	283	14,184	91,221	105,405	(4,850)	2000	Mar-17	40 years
Maple Village	Ann Arbor, MI	—	3,200	15,895	19,199	3,200	35,094	38,294	(4,690)	2018	Jun-11	40 years
Grand Crossing	Brighton, MI	(2,692)	1,780	7,487	2,059	1,780	9,546	11,326	(2,954)	2005	Jun-11	40 years
Farmington Crossroads	Farmington, MI	—	1,620	4,340	1,939	1,620	6,279	7,899	(1,855)	1986	Jun-11	40 years
Silver Pointe Shopping Center	Fenton, MI	(2,590)	3,840	12,258	1,298	3,840	13,556	17,396	(4,822)	1996	Jun-11	40 years
Cascade East	Grand Rapids, MI	—	1,280	4,802	1,317	1,280	6,119	7,399	(2,277)	1983	Jun-11	40 years
Delta Center	Lansing, MI	(5,185)	1,580	9,394	1,853	1,580	11,247	12,827	(4,425)	1985	Jun-11	40 years
Lakes Crossing	Muskegon, MI	—	1,440	13,457	2,277	1,440	15,734	17,174	(4,509)	2008	Jun-11	40 years
Redford Plaza	Redford, MI	—	7,510	18,348	3,178	7,510	21,526	29,036	(7,410)	1992	Jun-11	40 years
Hampton Village Centre	Rochester Hills, MI	—	5,370	47,612	10,002	5,370	57,614	62,984	(16,418)	2004	Jun-11	40 years
Fashion Corners	Saginaw, MI	—	1,940	17,703	644	1,940	18,347	20,287	(5,700)	2004	Jun-11	40 years
Green Acres	Saginaw, MI	—	2,170	8,225	4,402	2,170	12,627	14,797	(4,120)	2018	Jun-11	40 years
Southfield Plaza	Southfield, MI	—	1,320	3,608	2,166	1,320	5,774	7,094	(1,867)	1970	Jun-11	40 years
18 Ryan	Sterling Heights, MI	(5,503)	3,160	8,794	366	3,160	9,160	12,320	(2,143)	1997	Jun-11	40 years
Delco Plaza	Sterling Heights, MI	(3,624)	2,860	6,682	1,263	2,860	7,945	10,805	(3,524)	1996	Jun-11	40 years
Grand Traverse Crossing	Traverse City, MI	—	3,100	31,047	1,947	3,100	32,994	36,094	(8,550)	1996	Jun-11	40 years
West Ridge	Westland, MI	—	1,800	5,244	4,571	1,800	9,815	11,615	(2,209)	1989	Jun-11	40 years
Roundtree Place	Ypsilanti, MI	—	3,520	8,249	6,603	3,520	14,852	18,372	(3,262)	1992	Jun-11	40 years
Washtenaw Fountain Plaza	Ypsilanti, MI	—	2,030	6,890	701	2,030	7,591	9,621	(2,997)	2005	Jun-11	40 years
Southport Centre I - VI	Apple Valley, MN	—	4,602	18,375	505	4,602	18,880	23,482	(4,375)	1985	Jun-11	40 years
Burning Tree Plaza	Duluth, MN	—	4,790	15,761	616	4,790	16,377	21,167	(4,693)	1987	Jun-11	40 years
Elk Park Center	Elk River, MN	—	3,770	18,255	1,027	3,770	19,282	23,052	(6,144)	1999	Jun-11	40 years
Westwind Plaza	Minnetonka, MN	—	2,630	11,452	904	2,630	12,356	14,986	(2,976)	2007	Jun-11	40 years
Richfield Hub	Richfield, MN	—	7,748	18,517	1,591	7,748	20,108	27,856	(4,552)	1952	Jun-11	40 years
Roseville Center	Roseville , MN	—	1,620	8,364	145	1,620	8,509	10,129	(2,189)	2000	Jun-11	40 years
Marketplace @ 42	Savage, MN	—	5,150	11,489	4,807	5,150	16,296	21,446	(2,823)	1999	Jun-11	40 years
Sun Ray Shopping Center	St. Paul, MN	—	5,250	20,617	2,692	5,250	23,309	28,559	(6,827)	1958	Jun-11	40 years
White Bear Hills Shopping Center	White Bear Lake, MN	—	1,790	6,157	252	1,790	6,409	8,199	(2,621)	1996	Jun-11	40 years
Ellisville Square	Ellisville, MO	—	2,130	2,907	9,368	2,130	12,275	14,405	(2,029)	1989	Jun-11	40 years
Clocktower Place	Florissant, MO	—	3,590	8,395	2,730	3,590	11,125	14,715	(3,350)	1987	Jun-11	40 years
Hub Shopping Center	Independence, MO	—	850	7,600	345	850	7,945	8,795	(3,331)	1995	Jun-11	40 years
Watts Mill Plaza	Kansas City, MO	—	2,610	13,282	1,291	2,610	14,573	17,183	(3,726)	1997	Jun-11	40 years
Liberty Corners	Liberty, MO	—	2,530	8,567	2,242	2,530	10,809	13,339	(3,790)	1987	Jun-11	40 years
Maplewood Square	Maplewood, MO	—	1,450	4,494	425	1,450	4,919	6,369	(1,764)	1998	Jun-11	40 years
Clinton Crossing	Clinton, MS	(4,048)	2,760	9,216	706	2,760	9,922	12,682	(2,778)	1990	Jun-11	40 years
County Line Plaza	Jackson, MS	—	2,820	23,157	6,607	2,820	29,764	32,584	(6,249)	1997	Jun-11	40 years
Devonshire Place	Cary, NC	(4,671)	940	3,674	5,526	940	9,200	10,140	(2,241)	1996	Jun-11	40 years
McMullen Creek Market	Charlotte, NC	—	10,590	22,874	4,406	10,590	27,280	37,870	(6,573)	1988	Jun-11	40 years
The Commons at Chancellor Park	Charlotte, NC	—	5,240	19,587	2,262	5,240	21,849	27,089	(6,140)	1994	Jun-11	40 years
Macon Plaza	Franklin, NC	—	770	3,783	195	770	3,978	4,748	(1,687)	2001	Jun-11	40 years
Garner Towne Square	Garner, NC	—	6,233	23,097	1,523	6,233	24,620	30,853	(5,223)	1997	Oct-13	40 years
Franklin Square	Gastonia, NC	—	7,060	27,871	2,746	7,060	30,617	37,677	(7,774)	1989	Jun-11	40 years
Wendover Place	Greensboro, NC	—	15,990	39,032	2,865	15,990	41,897	57,887	(14,127)	2000	Jun-11	40 years
University Commons	Greenville, NC	—	5,350	26,023	3,976	5,350	29,999	35,349	(8,157)	1996	Jun-11	40 years
Valley Crossing	Hickory, NC	—	2,130	5,884	8,826	2,130	14,710	16,840	(3,987)	2014	Jun-11	40 years
Kinston Pointe	Kinston, NC	—	2,180	8,479	337	2,180	8,816	10,996	(3,886)	2001	Jun-11	40 years
Magnolia Plaza	Morganton, NC	—	730	3,059	211	730	3,270	4,000	(599)	1990	Jun-11	40 years
Roxboro Square	Roxboro, NC	—	1,550	8,935	305	1,550	9,240	10,790	(3,273)	2005	Jun-11	40 years
Innes Street Market	Salisbury, NC	—	12,180	27,275	766	12,180	28,041	40,221	(11,037)	2002	Jun-11	40 years
Crossroads	Statesville, NC	—	6,220	15,098	1,320	6,220	16,418	22,638	(4,488)	1997	Jun-11	40 years
Anson Station	Wadesboro, NC	(1,229)	910	3,895	267	910	4,162	5,072	(1,876)	1988	Jun-11	40 years
New Centre Market	Wilmington, NC	—	5,730	14,673	2,595	5,730	17,268	22,998	(3,507)	1998	Jun-11	40 years
University Commons	Wilmington, NC	—	6,910	26,445	1,946	6,910	28,391	35,301	(7,992)	2007	Jun-11	40 years
Whitaker Square	Winston Salem, NC	—	2,923	11,824	887	2,923	12,711	15,634	(2,432)	1996	Oct-13	40 years
Parkway Plaza	Winston-Salem, NC	—	6,910	17,009	1,414	6,910	18,423	25,333	(5,950)	2005	Jun-11	40 years
Stratford Commons	Winston-Salem, NC	—	2,770	9,402	268	2,770	9,670	12,440	(2,873)	1995	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Bedford Grove	Bedford, NH	—	3,400	17,627	3,650	3,400	21,277	24,677	(6,132)	1989	Jun-11	40 years
Capitol Shopping Center	Concord, NH	—	2,160	11,361	1,290	2,160	12,651	14,811	(4,655)	2001	Jun-11	40 years
Willow Springs Plaza	Nashua , NH	(13,739)	3,490	19,290	1,195	3,490	20,485	23,975	(5,384)	1990	Jun-11	40 years
Seacoast Shopping Center	Seabrook , NH	(4,634)	2,230	7,956	819	2,230	8,775	11,005	(1,459)	1991	Jun-11	40 years
Tri-City Plaza	Somersworth, NH	—	1,900	9,682	4,985	1,900	14,667	16,567	(4,138)	1990	Jun-11	40 years
Laurel Square	Brick, NJ	(9,072)	5,400	19,256	1,454	5,400	20,710	26,110	(5,113)	2003	Jun-11	40 years
the Shoppes at Cinnaminson	Cinnaminson, NJ	—	6,030	45,126	3,639	6,030	48,765	54,795	(11,746)	2010	Jun-11	40 years
Acme Clark	Clark, NJ	(4,155)	2,630	8,351	28	2,630	8,379	11,009	(2,391)	2007	Jun-11	40 years
Collegetown Shopping Center	Glassboro, NJ	—	1,560	15,512	7,856	1,560	23,368	24,928	(7,250)	1966	Jun-11	40 years
Hamilton Plaza	Hamilton, NJ	(2,555)	1,580	8,573	3,459	1,580	12,032	13,612	(2,749)	1972	Jun-11	40 years
Bennetts Mills Plaza	Jackson, NJ	(12,144)	3,130	16,922	509	3,130	17,431	20,561	(4,237)	2002	Jun-11	40 years
Lakewood Plaza	Lakewood, NJ	—	5,090	25,781	842	5,090	26,623	31,713	(7,650)	1966	Jun-11	40 years
Marlton Crossing	Marlton, NJ	—	5,950	45,186	11,103	5,950	56,289	62,239	(15,394)	2018	Jun-11	40 years
Middletown Plaza	Middletown, NJ	(16,534)	5,060	40,870	2,482	5,060	43,352	48,412	(10,034)	2001	Jun-11	40 years
Larchmont Centre	Mount Laurel, NJ	(7,000)	4,421	14,787	133	4,421	14,920	19,341	(1,872)	1985	Jun-15	40 years
Old Bridge Gateway	Old Bridge, NJ	—	7,200	36,889	3,931	7,200	40,820	48,020	(10,422)	1995	Jun-11	40 years
Morris Hills Shopping Center	Parsippany, NJ	—	3,970	28,892	5,401	3,970	34,293	38,263	(7,393)	1994	Jun-11	40 years
Rio Grande Plaza	Rio Grande, NJ	—	1,660	11,840	1,071	1,660	12,911	14,571	(3,407)	1997	Jun-11	40 years
Ocean Heights Plaza	Somers Point, NJ	—	6,110	34,462	1,868	6,110	36,330	42,440	(7,575)	2006	Jun-11	40 years
Springfield Place	Springfield, NJ	—	1,150	4,310	2,070	1,773	5,757	7,530	(1,257)	1965	Jun-11	40 years
Tinton Falls Plaza	Tinton Falls, NJ	—	3,080	11,550	548	3,080	12,098	15,178	(3,303)	2006	Jun-11	40 years
Cross Keys Commons	Turnersville, NJ	—	5,840	32,004	4,681	5,840	36,685	42,525	(8,588)	1989	Jun-11	40 years
Dover Park Plaza	Yardville, NJ	—	1,030	7,280	733	1,030	8,013	9,043	(1,803)	2005	Jun-11	40 years
St Francis Plaza	Santa Fe, NM	—	1,110	4,843	—	1,110	4,843	5,953	(1,171)	1993	Jun-11	40 years
Smith's	Socorro, NM	(1,331)	600	5,312	(2,061)	600	3,251	3,851	(2,074)	1976	Jun-11	40 years
Parkway Plaza	Carle Place, NY	—	5,790	19,234	2,615	5,790	21,849	27,639	(4,498)	1993	Jun-11	40 years
Erie Canal Centre	Dewitt, NY	(2,283)	1,080	3,957	14,940	1,080	18,897	19,977	(1,759)	2018	Jun-11	40 years
Unity Plaza	East Fishkill, NY	(5,414)	2,100	13,935	134	2,100	14,069	16,169	(3,067)	2005	Jun-11	40 years
Suffolk Plaza	East Setauket, NY	—	2,780	9,937	758	2,780	10,695	13,475	(2,032)	1998	Jun-11	40 years
Three Village Shopping Center	East Setauket, NY	—	5,310	15,704	322	5,310	16,026	21,336	(3,744)	1991	Jun-11	40 years
Stewart Plaza	Garden City, NY	—	6,040	20,987	1,478	6,040	22,465	28,505	(6,460)	1990	Jun-11	40 years
Dalewood I, II & III Shopping Center	Hartsdale, NY	—	6,900	56,902	2,874	6,900	59,776	66,676	(11,454)	1972	Jun-11	40 years
Cayuga Mall	Ithaca, NY	(6,873)	1,180	9,104	3,652	1,180	12,756	13,936	(3,570)	1969	Jun-11	40 years
Kings Park Plaza	Kings Park, NY	—	4,790	11,100	2,128	4,790	13,228	18,018	(3,021)	1985	Jun-11	40 years
Village Square Shopping Center	Larchmont, NY	—	1,320	4,808	883	1,320	5,691	7,011	(1,025)	1981	Jun-11	40 years
Falcaro's Plaza	Lawrence, NY	—	3,410	8,822	1,829	3,410	10,651	14,061	(1,927)	1972	Jun-11	40 years
Mamaroneck Centre	Mamaroneck, NY	—	1,460	765	4,203	2,198	4,230	6,428	(210)	2018	Jun-11	40 years
Sunshine Square	Medford, NY	—	7,350	23,359	1,906	7,350	25,265	32,615	(6,130)	2007	Jun-11	40 years
Wallkill Plaza	Middletown, NY	—	1,360	7,814	3,027	1,360	10,841	12,201	(4,114)	1986	Jun-11	40 years
Monroe Plaza	Monroe, NY	(8,054)	1,840	16,111	573	1,840	16,684	18,524	(5,094)	1985	Jun-11	40 years
Rockland Plaza	Nanuet, NY	(28,385)	10,700	59,163	9,021	11,097	67,787	78,884	(13,438)	2006	Jun-11	40 years
North Ridge Shopping Center	New Rochelle, NY	—	4,910	9,253	966	4,910	10,219	15,129	(2,080)	1971	Jun-11	40 years
Nesconset Shopping Center	Port Jefferson Station, NY	—	5,510	20,215	3,122	5,510	23,337	28,847	(5,775)	1961	Jun-11	40 years
Roanoke Plaza	Riverhead, NY	—	5,050	15,110	1,436	5,050	16,546	21,596	(4,419)	2002	Jun-11	40 years
Rockville Centre	Rockville Centre, NY	—	3,590	6,935	140	3,590	7,075	10,665	(1,766)	1975	Jun-11	40 years
Mohawk Acres Plaza	Rome, NY	(4,574)	1,720	13,408	1,024	1,720	14,432	16,152	(4,200)	2005	Jun-11	40 years
College Plaza	Selden, NY	—	6,330	11,494	15,608	6,865	26,567	33,432	(6,457)	2013	Jun-11	40 years
Campus Plaza	Vestal, NY	—	1,170	16,075	633	1,170	16,708	17,878	(5,551)	2003	Jun-11	40 years
Parkway Plaza	Vestal, NY	—	2,168	18,651	1,577	2,168	20,228	22,396	(7,267)	1995	Jun-11	40 years
Shoppes at Vestal	Vestal, NY	—	1,340	14,730	72	1,340	14,802	16,142	(2,942)	2000	Jun-11	40 years
Town Square Mall	Vestal, NY	—	2,520	40,790	5,198	2,520	45,988	48,508	(12,003)	1991	Jun-11	40 years
The Plaza at Salmon Run	Watertown, NY	—	1,420	12,243	(3,102)	1,420	9,141	10,561	(3,112)	1993	Jun-11	40 years
Highridge Plaza	Yonkers, NY	—	6,020	16,388	2,562	6,020	18,950	24,970	(3,695)	1977	Jun-11	40 years
Brunswick Town Center	Brunswick, OH	(10,459)	2,930	18,531	656	2,930	19,187	22,117	(4,184)	2004	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
30th Street Plaza	Canton, OH	—	1,950	14,383	676	1,950	15,059	17,009	(4,704)	1999	Jun-11	40 years
Brentwood Plaza	Cincinnati, OH	—	5,090	19,703	2,336	5,090	22,039	27,129	(5,831)	2004	Jun-11	40 years
Delhi Shopping Center	Cincinnati, OH	—	3,690	7,897	1,804	3,690	9,701	13,391	(2,986)	1973	Jun-11	40 years
Harpers Station	Cincinnati, OH	—	3,110	25,054	6,739	3,987	30,916	34,903	(7,683)	1994	Jun-11	40 years
Western Hills Plaza	Cincinnati, OH	—	8,690	27,598	655	8,690	28,253	36,943	(9,106)	1954	Jun-11	40 years
Western Village	Cincinnati, OH	—	3,370	12,423	602	3,420	12,975	16,395	(3,598)	2005	Jun-11	40 years
Crown Point	Columbus, OH	—	2,120	14,518	1,579	2,120	16,097	18,217	(4,648)	1980	Jun-11	40 years
Greentree Shopping Center	Columbus, OH	(4,858)	1,920	12,024	277	1,920	12,301	14,221	(3,983)	2005	Jun-11	40 years
Brandt Pike Place	Dayton, OH	—	616	1,694	16	616	1,710	2,326	(621)	2008	Jun-11	40 years
South Towne Centre	Dayton, OH	(14,573)	4,990	42,539	6,534	4,990	49,073	54,063	(13,966)	1972	Jun-11	40 years
Southland Shopping Center	Middleburg Heights, OH	(34,996)	5,940	54,258	7,598	5,940	61,856	67,796	(18,190)	1951	Jun-11	40 years
The Shoppes at North Olmsted	North Olmsted, OH	—	510	3,987	16	510	4,003	4,513	(1,193)	2002	Jun-11	40 years
Surrey Square	Norwood, OH	(5,062)	3,900	17,865	1,784	3,900	19,649	23,549	(5,893)	2010	Jun-11	40 years
Market Place	Piqua, OH	—	390	3,993	1,257	390	5,250	5,640	(2,096)	1972	Jun-11	40 years
Brice Park	Reynoldsburg, OH	—	2,820	12,075	1,227	2,820	13,302	16,122	(3,711)	1989	Jun-11	40 years
Streetsboro Crossing	Streetsboro, OH	—	640	5,716	728	640	6,444	7,084	(2,129)	2002	Jun-11	40 years
Miracle Mile Shopping Plaza	Toledo, OH	(4,291)	1,510	15,374	2,153	1,510	17,527	19,037	(5,791)	1955	Jun-11	40 years
Southland Shopping Plaza	Toledo, OH	—	2,440	10,390	1,972	2,440	12,362	14,802	(3,909)	1988	Jun-11	40 years
Wadsworth Crossings	Wadsworth, OH	—	7,004	13,375	2,085	7,004	15,460	22,464	(3,656)	2005	Oct-13	40 years
Northgate Plaza	Westerville, OH	—	300	1,204	340	300	1,544	1,844	(519)	2008	Jun-11	40 years
Marketplace	Tulsa, OK	—	5,040	12,401	2,869	5,040	15,270	20,310	(5,035)	1992	Jun-11	40 years
Village West	Allentown, PA	—	4,180	23,200	1,480	4,180	24,680	28,860	(6,402)	1999	Jun-11	40 years
Park Hills Plaza	Altoona, PA	—	4,390	22,521	1,994	4,390	24,515	28,905	(7,348)	1985	Jun-11	40 years
Bensalem Square	Bensalem, PA	—	1,800	5,826	149	1,800	5,975	7,775	(1,797)	1986	Jun-11	40 years
Bethel Park Shopping Center	Bethel Park, PA	(9,358)	3,060	18,299	1,865	3,060	20,164	23,224	(6,999)	1965	Jun-11	40 years
Bethlehem Square	Bethlehem, PA	—	8,830	36,724	1,746	8,830	38,470	47,300	(11,138)	1994	Jun-11	40 years
Lehigh Shopping Center	Bethlehem, PA	—	6,980	32,744	3,344	6,980	36,088	43,068	(12,601)	1955	Jun-11	40 years
Bristol Park	Bristol, PA	—	3,180	20,972	1,463	3,180	22,435	25,615	(7,300)	1993	Jun-11	40 years
Chalfont Village Shopping Center	Chalfont, PA	—	1,040	3,714	(82)	1,040	3,632	4,672	(914)	1989	Jun-11	40 years
New Britain Village Square	Chalfont, PA	—	4,250	24,130	1,619	4,250	25,749	29,999	(5,974)	1989	Jun-11	40 years
Collegeville Shopping Center	Collegeville, PA	—	3,410	6,564	3,798	3,410	10,362	13,772	(2,168)	2018	Jun-11	40 years
Whitemarsh Shopping Center	Conshohocken, PA	—	3,410	11,607	537	3,410	12,144	15,554	(3,053)	2002	Jun-11	40 years
Valley Fair	Devon, PA	—	1,810	8,128	1,468	1,810	9,596	11,406	(3,984)	2001	Jun-11	40 years
Dickson City Crossings	Dickson City, PA	—	3,780	30,213	1,670	4,800	30,863	35,663	(9,650)	1997	Jun-11	40 years
Dillsburg Shopping Center	Dillsburg, PA	—	1,670	15,799	1,433	1,670	17,232	18,902	(4,935)	1994	Jun-11	40 years
Barn Plaza	Doylestown, PA	—	8,780	28,452	2,078	8,780	30,530	39,310	(9,281)	2002	Jun-11	40 years
Pilgrim Gardens	Drexel Hill, PA	—	2,090	4,890	4,526	2,090	9,416	11,506	(2,541)	1955	Jun-11	40 years
Mount Carmel Plaza	Glenside, PA	—	380	839	69	380	908	1,288	(228)	1975	Jun-11	40 years
Kline Plaza	Harrisburg, PA	—	2,300	12,834	1,534	2,300	14,368	16,668	(6,697)	1952	Jun-11	40 years
New Garden Center	Kennett Square, PA	(2,019)	2,240	6,752	1,684	2,240	8,436	10,676	(2,567)	1979	Jun-11	40 years
Stone Mill Plaza	Lancaster, PA	—	2,490	12,445	477	2,490	12,922	15,412	(4,060)	2008	Jun-11	40 years
Woodbourne Square	Langhorne, PA	—	1,640	4,081	454	1,640	4,535	6,175	(1,087)	1984	Jun-11	40 years
North Penn Market Place	Lansdale, PA	—	3,060	5,008	1,191	3,060	6,199	9,259	(1,453)	1977	Jun-11	40 years
New Holland Shopping Center	New Holland, PA	—	890	3,340	545	890	3,885	4,775	(1,426)	1995	Jun-11	40 years
Village at Newtown	Newtown, PA	—	7,690	36,534	7,289	7,690	43,823	51,513	(8,529)	1989	Jun-11	40 years
Cherry Square	Northampton, PA	—	950	6,804	131	950	6,935	7,885	(2,655)	1989	Jun-11	40 years
Ivyridge	Philadelphia, PA	(13,054)	7,100	18,292	1,749	7,100	20,041	27,141	(3,925)	1963	Jun-11	40 years
Roosevelt Mall	Philadelphia, PA	(46,536)	8,820	87,603	5,658	8,820	93,261	102,081	(23,831)	1964	Jun-11	40 years
Shoppes at Valley Forge	Phoenixville, PA	—	2,010	12,590	595	2,010	13,185	15,195	(4,798)	2003	Jun-11	40 years
County Line Plaza	Souderton, PA	—	910	7,608	2,077	910	9,685	10,595	(3,628)	1971	Jun-11	40 years
69th Street Plaza	Upper Darby, PA	—	640	4,362	81	640	4,443	5,083	(1,441)	1994	Jun-11	40 years
Warminster Towne Center	Warminster, PA	—	4,310	35,284	1,503	4,310	36,787	41,097	(9,255)	1997	Jun-11	40 years
Shops at Prospect	West Hempfield, PA	—	760	6,454	487	760	6,941	7,701	(2,058)	1994	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Whitehall Square	Whitehall, PA	—	4,350	31,016	1,606	4,350	32,622	36,972	(8,503)	2006	Jun-11	40 years
Wilkes-Barre Township Marketplace	Wilkes-Barre , PA	—	2,180	16,636	2,066	2,180	18,702	20,882	(5,992)	2004	Jun-11	40 years
Belfair Towne Village	Bluffton, SC	—	4,265	31,129	1,073	4,265	32,202	36,467	(5,563)	2006	Jun-11	40 years
Milestone Plaza	Greenville, SC	—	2,563	15,506	2,309	2,563	17,815	20,378	(2,670)	1995	Oct-13	40 years
Circle Center	Hilton Head, SC	—	3,010	5,773	428	3,010	6,201	9,211	(2,034)	2000	Jun-11	40 years
Island Plaza	James Island, SC	—	2,940	8,805	1,790	2,940	10,595	13,535	(4,080)	1994	Jun-11	40 years
Festival Centre	North Charleston, SC	—	3,630	8,449	5,879	3,630	14,328	17,958	(4,341)	1987	Jun-11	40 years
Fairview Corners I & II	Simpsonville, SC	—	2,370	16,672	1,981	2,370	18,653	21,023	(4,941)	2003	Jun-11	40 years
Hillcrest Market Place	Spartanburg, SC	—	4,190	34,172	5,250	4,190	39,422	43,612	(11,423)	1965	Jun-11	40 years
Shoppes at Hickory Hollow	Antioch, TN	—	3,650	10,206	603	3,650	10,809	14,459	(3,664)	1986	Jun-11	40 years
East Ridge Crossing	Chattanooga , TN	(3,305)	1,230	4,007	179	1,230	4,186	5,416	(1,533)	1999	Jun-11	40 years
Watson Glen Shopping Center	Franklin, TN	—	5,220	13,451	2,382	5,220	15,833	21,053	(5,147)	1988	Jun-11	40 years
Williamson Square	Franklin, TN	—	7,730	22,403	6,606	7,730	29,009	36,739	(10,704)	1988	Jun-11	40 years
Greensboro Village	Gallatin, TN	—	1,503	13,369	280	1,503	13,649	15,152	(2,518)	2005	Oct-13	40 years
Greeneville Commons	Greeneville, TN	—	2,880	13,074	548	2,880	13,622	16,502	(5,606)	2002	Jun-11	40 years
Oakwood Commons	Hermitage, TN	—	6,840	17,835	3,369	6,840	21,204	28,044	(7,243)	1989	Jun-11	40 years
Kimball Crossing	Kimball, TN	—	1,860	18,473	993	1,860	19,466	21,326	(9,466)	2007	Jun-11	40 years
Kingston Overlook	Knoxville, TN	(5,574)	2,060	5,499	1,743	2,060	7,242	9,302	(2,087)	1996	Jun-11	40 years
Farrar Place	Manchester, TN	(1,083)	470	2,760	432	470	3,192	3,662	(1,287)	1989	Jun-11	40 years
The Commons at Wolfcreek	Memphis, TN	—	22,530	50,197	20,404	23,239	69,892	93,131	(16,222)	2014	Jun-11	40 years
Georgetown Square	Murfreesboro, TN	(5,709)	3,250	7,405	2,011	3,716	8,950	12,666	(2,595)	2003	Jun-11	40 years
Nashboro Village	Nashville, TN	—	2,243	11,564	205	2,243	11,769	14,012	(2,497)	1998	Oct-13	40 years
Commerce Central	Tullahoma, TN	(6,558)	1,240	12,143	365	1,240	12,508	13,748	(5,004)	1995	Jun-11	40 years
Merchant's Central	Winchester, TN	—	1,480	11,904	425	1,480	12,329	13,809	(4,216)	1997	Jun-11	40 years
Palm Plaza	Aransas, TX	(1,214)	680	2,218	552	680	2,770	3,450	(927)	2002	Jun-11	40 years
Bardin Place Center	Arlington, TX	—	10,690	30,907	2,040	10,690	32,947	43,637	(7,861)	1993	Jun-11	40 years
Parmer Crossing	Austin, TX	(4,898)	3,730	10,065	1,425	3,730	11,490	15,220	(3,316)	1989	Jun-11	40 years
Baytown Shopping Center	Baytown, TX	(3,643)	3,410	6,465	592	3,410	7,057	10,467	(2,812)	1987	Jun-11	40 years
Cedar Bellaire	Bellaire, TX	(2,107)	2,760	4,179	84	2,760	4,263	7,023	(1,036)	1994	Jun-11	40 years
El Camino	Bellaire, TX	(1,579)	1,320	3,632	274	1,320	3,906	5,226	(1,521)	2008	Jun-11	40 years
Bryan Square	Bryan, TX	(1,229)	820	2,358	110	820	2,468	3,288	(1,006)	2008	Jun-11	40 years
Townshire	Bryan, TX	—	1,790	6,356	661	1,790	7,017	8,807	(2,650)	2002	Jun-11	40 years
Plantation Plaza	Clute, TX	—	1,090	7,207	115	1,090	7,322	8,412	(3,208)	1997	Jun-11	40 years
Central Station	College Station, TX	(11,121)	4,340	21,179	2,325	4,340	23,504	27,844	(6,075)	1976	Jun-11	40 years
Rock Prairie Crossing	College Station, TX	—	2,401	13,436	95	2,401	13,531	15,932	(4,736)	2002	Jun-11	40 years
Carmel Village	Corpus Christi, TX	(1,990)	1,900	4,198	701	1,900	4,899	6,799	(1,369)	1993	Jun-11	40 years
Five Points	Corpus Christi, TX	—	2,760	16,464	12,066	2,760	28,530	31,290	(7,164)	1985	Jun-11	40 years
Claremont Village	Dallas, TX	(1,619)	1,700	2,953	154	1,700	3,107	4,807	(1,864)	1976	Jun-11	40 years
Jeff Davis	Dallas, TX	(2,065)	1,390	2,937	259	1,390	3,196	4,586	(1,025)	1975	Jun-11	40 years
Stevens Park Village	Dallas, TX	(1,756)	1,270	2,350	1,382	1,270	3,732	5,002	(1,309)	1974	Jun-11	40 years
Webb Royal Plaza	Dallas, TX	(3,198)	2,470	4,666	1,810	2,470	6,476	8,946	(2,026)	1961	Jun-11	40 years
Wynnewood Village	Dallas, TX	(11,910)	16,427	40,688	4,216	16,427	44,904	61,331	(12,602)	2006	Jun-11	40 years
Parktown	Deer Park, TX	(3,512)	2,790	6,930	862	2,790	7,792	10,582	(3,614)	1999	Jun-11	40 years
Kenworthy Crossing	El Paso, TX	—	2,370	5,396	369	2,370	5,765	8,135	(1,726)	2003	Jun-11	40 years
Preston Ridge	Frisco, TX	—	25,820	122,667	13,436	25,820	136,103	161,923	(32,844)	2018	Jun-11	40 years
Forest Hills Village	Ft. Worth, TX	(1,457)	1,220	2,779	139	1,220	2,918	4,138	(1,233)	1968	Jun-11	40 years
Ridglea Plaza	Ft. Worth, TX	(6,275)	2,770	16,033	342	2,770	16,375	19,145	(5,524)	1990	Jun-11	40 years
Trinity Commons	Ft. Worth, TX	—	5,780	26,015	2,103	5,780	28,118	33,898	(9,349)	1998	Jun-11	40 years
Village Plaza	Garland, TX	(3,239)	3,230	6,529	984	3,230	7,513	10,743	(2,298)	2002	Jun-11	40 years
North Hills Village	Haltom City, TX	(453)	940	2,378	114	940	2,492	3,432	(955)	1998	Jun-11	40 years
Highland Village Town Center	Highland Village, TX	(3,562)	3,370	5,269	482	3,370	5,751	9,121	(1,235)	1996	Jun-11	40 years
Bay Forest	Houston, TX	(2,868)	1,500	6,541	87	1,500	6,628	8,128	(2,246)	2004	Jun-11	40 years
Beltway South	Houston, TX	—	3,340	9,666	473	3,340	10,139	13,479	(3,164)	1998	Jun-11	40 years
Braes Heights	Houston, TX	(4,916)	1,700	14,971	1,505	1,700	16,476	18,176	(3,805)	2018	Jun-11	40 years
Braes Link	Houston, TX	—	850	6,479	175	850	6,654	7,504	(1,381)	1999	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Braes Oaks Center	Houston, TX	(1,317)	1,310	3,743	594	1,310	4,337	5,647	(1,030)	1992	Jun-11	40 years
Braesgate	Houston, TX	—	1,570	2,723	118	1,570	2,841	4,411	(1,501)	1997	Jun-11	40 years
Broadway	Houston, TX	(2,429)	1,720	5,362	997	1,720	6,359	8,079	(1,954)	2006	Jun-11	40 years
Clear Lake Camino South	Houston, TX	(4,939)	3,320	11,916	872	3,320	12,788	16,108	(3,466)	1964	Jun-11	40 years
Hearthstone Corners	Houston, TX	—	5,240	13,586	1,023	5,240	14,609	19,849	(5,556)	1998	Jun-11	40 years
Jester Village	Houston, TX	—	1,380	4,411	326	1,380	4,737	6,117	(1,114)	1988	Jun-11	40 years
Jones Plaza	Houston, TX	—	2,110	9,561	1,919	2,110	11,480	13,590	(1,906)	2000	Jun-11	40 years
Jones Square	Houston, TX	—	3,210	10,614	237	3,210	10,851	14,061	(3,557)	1999	Jun-11	40 years
Maplewood	Houston, TX	(2,634)	1,790	5,438	314	1,790	5,752	7,542	(2,096)	2004	Jun-11	40 years
Merchants Park	Houston, TX	(12,349)	6,580	31,453	2,890	6,580	34,343	40,923	(9,812)	2009	Jun-11	40 years
Northgate	Houston, TX	(936)	740	1,320	223	740	1,543	2,283	(615)	1972	Jun-11	40 years
Northshore	Houston, TX	(9,969)	5,970	21,998	3,005	5,970	25,003	30,973	(6,793)	2001	Jun-11	40 years
Northtown Plaza	Houston, TX	(7,489)	4,990	17,014	1,977	4,990	18,991	23,981	(4,486)	1960	Jun-11	40 years
Northwood Plaza	Houston, TX	—	2,730	10,023	1,107	2,730	11,130	13,860	(3,817)	1972	Jun-11	40 years
Orange Grove	Houston, TX	—	3,670	15,444	1,487	3,670	16,931	20,601	(5,913)	2005	Jun-11	40 years
Pinemont Shopping Center	Houston, TX	—	1,673	4,563	3	1,673	4,566	6,239	(2,227)	1999	Jun-11	40 years
Royal Oaks Village	Houston, TX	—	4,620	29,379	752	4,620	30,131	34,751	(7,617)	2001	Jun-11	40 years
Tanglewilde Center	Houston, TX	(2,915)	1,620	7,088	378	1,620	7,466	9,086	(2,353)	1998	Jun-11	40 years
Westheimer Commons	Houston, TX	—	5,160	11,529	4,287	5,160	15,816	20,976	(5,141)	1984	Jun-11	40 years
Fry Road Crossing	Katy, TX	—	6,030	19,659	1,121	6,030	20,780	26,810	(6,887)	2005	Jun-11	40 years
Washington Square	Kaufman, TX	(891)	880	1,930	791	880	2,721	3,601	(842)	1978	Jun-11	40 years
Jefferson Park	Mount Pleasant, TX	(2,226)	870	4,919	1,516	870	6,435	7,305	(2,184)	2001	Jun-11	40 years
Winwood Town Center	Odessa, TX	—	2,850	27,507	2,533	2,850	30,040	32,890	(9,367)	2002	Jun-11	40 years
Crossroads Centre - Pasadena	Pasadena, TX	(7,786)	4,660	10,870	521	4,660	11,391	16,051	(4,081)	1997	Jun-11	40 years
Spencer Square	Pasadena, TX	(11,330)	5,360	19,356	991	5,360	20,347	25,707	(6,411)	1998	Jun-11	40 years
Pearland Plaza	Pearland, TX	—	3,020	8,431	1,356	3,020	9,787	12,807	(3,010)	1995	Jun-11	40 years
Market Plaza	Plano, TX	(7,257)	6,380	19,762	1,085	6,380	20,847	27,227	(6,409)	2002	Jun-11	40 years
Preston Park Village	Plano, TX	—	8,506	79,829	3,144	8,506	82,973	91,479	(13,404)	1985	Oct-13	40 years
Northshore Plaza	Portland, TX	—	3,510	7,979	884	3,510	8,863	12,373	(3,981)	2000	Jun-11	40 years
Klein Square	Spring, TX	(3,219)	1,220	6,715	835	1,220	7,550	8,770	(1,921)	1999	Jun-11	40 years
Keegan's Meadow	Stafford, TX	—	3,300	9,671	1,279	3,300	10,950	14,250	(3,200)	1999	Jun-11	40 years
Texas City Bay	Texas City, TX	(5,999)	3,780	15,360	760	3,780	16,120	19,900	(4,329)	2005	Jun-11	40 years
Windvale Center	The Woodlands, TX	(4,295)	3,460	9,282	574	3,460	9,856	13,316	(2,689)	2002	Jun-11	40 years
The Centre at Navarro	Victoria, TX	(3,356)	1,490	6,389	335	1,490	6,724	8,214	(1,110)	2005	Jun-11	40 years
Spradlin Farm	Christiansburg, VA	—	3,860	22,355	1,969	3,860	24,324	28,184	(6,676)	2000	Jun-11	40 years
Culpeper Town Square	Culpeper, VA	—	3,200	9,061	1,147	3,200	10,208	13,408	(4,148)	1999	Jun-11	40 years
Hanover Square	Mechanicsville, VA	—	3,540	14,621	1,882	3,540	16,503	20,043	(3,633)	1991	Jun-11	40 years
Tuckernuck Square	Richmond, VA	—	2,400	9,294	1,426	2,400	10,720	13,120	(2,417)	1981	Jun-11	40 years
Cave Spring Corners	Roanoke, VA	—	3,060	11,178	646	3,060	11,824	14,884	(4,256)	2005	Jun-11	40 years
Hunting Hills	Roanoke, VA	—	1,150	7,406	2,248	1,150	9,654	10,804	(2,648)	1989	Jun-11	40 years
Valley Commons	Salem , VA	(2,074)	220	1,041	130	220	1,171	1,391	(237)	1988	Jun-11	40 years
Lake Drive Plaza	Vinton, VA	(7,437)	2,330	12,336	1,110	2,330	13,446	15,776	(4,753)	2008	Jun-11	40 years
Hilltop Plaza	Virginia Beach, VA	—	5,154	21,305	2,470	5,154	23,775	28,929	(6,535)	2010	Jun-11	40 years
Ridgeview Centre	Wise, VA	(3,906)	2,080	8,044	2,225	2,080	10,269	12,349	(2,751)	1990	Jun-11	40 years
Rutland Plaza	Rutland, VT	—	2,130	20,904	454	2,130	21,358	23,488	(6,054)	1997	Jun-11	40 years
Spring Mall	Greenfield, WI	—	2,540	15,864	594	2,540	16,458	18,998	(3,902)	2003	Jun-11	40 years
Mequon Pavilions	Mequon, WI	—	7,520	28,244	5,206	7,520	33,450	40,970	(8,241)	1967	Jun-11	40 years
Moorland Square Shopping Ctr	New Berlin, WI	—	2,080	9,050	1,015	2,080	10,065	12,145	(3,240)	1990	Jun-11	40 years
Paradise Pavilion	West Bend, WI	—	1,510	15,536	965	1,510	16,501	18,011	(5,845)	2000	Jun-11	40 years
Moundsville Plaza	Moundsville, WV	—	1,650	10,103	1,221	1,650	11,324	12,974	(4,238)	2004	Jun-11	40 years
Grand Central Plaza	Parkersburg, WV	—	670	5,704	242	670	5,946	6,616	(1,658)	1986	Jun-11	40 years
Remaining portfolio	Various	—	5,385	—	24,228	5,805	23,808	29,613	(364)
		$(902,717)	$1,953,915	$7,863,216	$1,104,360	$1,984,309	$8,937,182	$10,921,491	$(2,361,070)
(1) Year constructed is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.
The aggregate cost for Federal income tax purposes was approximately $11.9 billion at December 31, 2017.

	Year Ending December 31,
	2017	2016	2015
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of period	$11,009,058	$10,932,850	$10,802,249
Acquisitions and improvements	408,570	236,590	252,242
Real estate held for sale	(34,169)	—	—
Impairment of real estate	(27,300)	(3,176)	—
Cost of property sold	(358,972)	(88,585)	(51,264)
Write-off of assets no longer in service	(75,696)	(68,621)	(70,377)
Balance at end of period	$10,921,491	$11,009,058	$10,932,850

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of period	$2,167,054	$1,880,685	$1,549,234
Depreciation expense	342,035	361,723	396,380
Property sold	(87,169)	(19,733)	(7,034)
Write-off of assets no longer in service	(60,850)	(55,621)	(57,895)
Balance at end of period	$2,361,070	$2,167,054	$1,880,685