Form 10-Q
period 2018-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2018-04-30
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 1, 2018, Brixmor Property Group Inc. had 302,826,470 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of March 31, 2018, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.

The Company believes combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report:

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

i

ii

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2017, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional or local economic climates; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) changes in market rental rates; (4) changes in the regional demographics of our properties; (5) competition from other available properties and the attractiveness of properties in our Portfolio to our tenants; (6) the financial stability of tenants, including the ability of tenants to pay rent and expense reimbursements; (7) in the case of percentage rents, the sales volume of our tenants; and (8) litigation and governmental investigations discussed under the heading “Legal Matters” in Note 13 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2018	December 31, 2017
Assets
Real estate
Land	$1,962,364	$1,984,309
Buildings and improvements	8,896,102	8,937,182
	10,858,466	10,921,491
Accumulated depreciation and amortization	(2,405,579)	(2,361,070)
Real estate, net	8,452,887	8,560,421

Cash and cash equivalents	27,332	56,938
Restricted cash	65,437	53,839
Marketable securities	27,063	28,006
Receivables, net of allowance for doubtful accounts of $17,498 and $17,205	219,312	232,111
Deferred charges and prepaid expenses, net	145,421	147,508
Other assets	50,406	75,103
Total assets	$8,987,858	$9,153,926

Liabilities
Debt obligations, net	$5,622,111	$5,676,238
Accounts payable, accrued expenses and other liabilities	504,171	569,340
Total liabilities	6,126,282	6,245,578

Commitments and contingencies (Note 13)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,075,180 and 304,947,144 shares issued and 302,826,470 and 304,620,186 shares outstanding	3,028	3,046
Additional paid-in capital	3,301,482	3,330,466
Accumulated other comprehensive income	28,898	24,211
Distributions in excess of net income	(471,832)	(449,375)
Total equity	2,861,576	2,908,348
Total liabilities and equity	$8,987,858	$9,153,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$243,345	$249,621
Expense reimbursements	70,878	73,190
Other revenues	2,952	2,995
Total revenues	317,175	325,806

Operating expenses
Operating costs	35,490	37,425
Real estate taxes	45,725	46,467
Depreciation and amortization	90,383	93,931
Provision for doubtful accounts	2,415	1,050
Impairment of real estate assets	15,902	5,686
General and administrative	22,426	20,957
Total operating expenses	212,341	205,516

Other income (expense)
Dividends and interest	96	73
Interest expense	(55,171)	(55,731)
Gain on sale of real estate assets	11,448	8,805
Loss on extinguishment of debt	(132)	(1,262)
Other	(53)	(707)
Total other expense	(43,812)	(48,822)

Income before equity in income of unconsolidated joint venture	61,022	71,468
Equity in income of unconsolidated joint venture	—	187

Net income	61,022	71,655
Net income attributable to non-controlling interests	—	(76)

Net income attributable to common stockholders	$61,022	$71,579
Per common share:
Net income attributable to common stockholders:
Basic	$0.20	$0.23
Diluted	$0.20	$0.23
Weighted average shares:
Basic	304,158	304,569
Diluted	304,278	304,795
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2018	2017
Net income	$61,022	$71,655
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	4,773	2,619
Change in unrealized gain (loss) on marketable securities	(86)	1
Total other comprehensive income	4,687	2,620
Comprehensive income	65,709	74,275
Comprehensive income attributable to non-controlling interests	—	(76)
Comprehensive income attributable to common stockholders	$65,709	$74,199
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2017	304,343	$3,043	$3,324,874	$21,519	$(426,552)	$4,276	$2,927,160
Common stock dividends ($0.26 per common share)	—	—	—	—	(79,480)	—	(79,480)
Equity based compensation expense	—	—	2,123	—	—	3	2,126
Other comprehensive income	—	—	—	2,620	—	—	2,620
Issuance of common stock and OP Units	147	6	—	—	—	(6)	—
Conversion of OP Units into common stock	403	—	3,701	—	—	(3,701)	—
Share-based awards retained for taxes	—	—	(2,464)	—	—	—	(2,464)
Net income	—	—	—	—	71,579	76	71,655
Ending balance, March 31, 2017	304,893	$3,049	$3,328,234	$24,139	$(434,453)	$648	$2,921,617

Beginning balance, January 1, 2018	304,620	$3,046	$3,330,466	$24,211	$(449,375)	$—	$2,908,348
Common stock dividends ($0.275 per common share)	—	—	—	—	(83,479)	—	(83,479)
Equity based compensation expense	—	—	2,484	—	—	—	2,484
Other comprehensive income	—	—	—	4,687	—	—	4,687
Issuance of common stock and OP Units	128	1	—	—	—	—	1
Repurchases of common stock	(1,922)	(19)	(29,746)	—	—	—	(29,765)
Share-based awards retained for taxes	—	—	(1,722)	—	—	—	(1,722)
Net income	—	—	—	—	61,022	—	61,022
Ending balance, March 31, 2018	302,826	$3,028	$3,301,482	$28,898	$(471,832)	$—	$2,861,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$61,022	$71,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,383	93,931
Debt premium and discount amortization	(952)	(1,684)
Deferred financing cost amortization	1,682	1,800
Above- and below-market lease intangible amortization	(6,824)	(7,796)
Provisions for impairment	15,902	5,686
Gain on disposition of operating properties	(11,448)	(8,805)
Equity based compensation	2,484	2,126
Other	824	344
Loss on extinguishment of debt	132	1,262
Changes in operating assets and liabilities:
Receivables	12,171	(3,593)
Deferred charges and prepaid expenses	(5,309)	(12,321)
Other assets	40	(274)
Accounts payable, accrued expenses and other liabilities	(35,657)	(34,181)
Net cash provided by operating activities	124,450	108,150

Investing activities:
Improvements to and investments in real estate assets	(76,803)	(39,260)
Acquisitions of real estate assets	—	(104,811)
Proceeds from sales of real estate assets	104,198	34,091
Purchase of marketable securities	(3,655)	(7,502)
Proceeds from sale of marketable securities	4,496	8,335
Net cash provided by (used in) investing activities	28,236	(109,147)

Financing activities:
Repayment of secured debt obligations	(4,858)	(5,961)
Repayment of borrowings under unsecured revolving credit facility	—	(57,000)
Proceeds from borrowings under unsecured revolving credit facility	—	145,000
Proceeds from unsecured notes	—	396,036
Repayment of borrowings under unsecured term loan	(50,000)	(390,000)
Deferred financing costs	(184)	(3,508)
Distributions to common stockholders	(84,165)	(79,493)
Distributions to non-controlling interests	—	(101)
Repurchases of common shares	(29,765)	—
Repurchases of common shares in conjunction with equity award plans	(1,722)	(2,463)
Net cash provided by (used in) financing activities	(170,694)	2,510

Net change in cash, cash equivalents and restricted cash	(18,008)	1,513
Cash, cash equivalents and restricted cash at beginning of period	110,777	102,869
Cash, cash equivalents and restricted cash at end of period	$92,769	$104,382

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$27,332	$59,883
Restricted cash	65,437	44,499
Cash, cash equivalents and restricted cash at end of period	$92,769	$104,382

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $654 and $946	$63,646	$66,815
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2018	December 31, 2017
Assets
Real estate
Land	$1,962,364	$1,984,309
Buildings and improvements	8,896,102	8,937,182
	10,858,466	10,921,491
Accumulated depreciation and amortization	(2,405,579)	(2,361,070)
Real estate, net	8,452,887	8,560,421

Cash and cash equivalents	27,303	56,908
Restricted cash	65,437	53,839
Marketable securities	26,844	27,787
Receivables, net of allowance for doubtful accounts of $17,498 and $17,205	219,312	232,111
Deferred charges and prepaid expenses, net	145,421	147,508
Other assets	50,406	75,103
Total assets	$8,987,610	$9,153,677

Liabilities
Debt obligations, net	$5,622,111	$5,676,238
Accounts payable, accrued expenses and other liabilities	504,171	569,340
Total liabilities	6,126,282	6,245,578

Commitments and contingencies (Note 13)

Capital
Partnership common units; 305,075,180 and 304,947,144 units issued and 302,826,470 and 304,620,186 units outstanding	2,832,416	2,883,875
Accumulated other comprehensive income	28,912	24,224
Total capital	2,861,328	2,908,099
Total liabilities and capital	$8,987,610	$9,153,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$243,345	$249,621
Expense reimbursements	70,878	73,190
Other revenues	2,952	2,995
Total revenues	317,175	325,806

Operating expenses
Operating costs	35,490	37,425
Real estate taxes	45,725	46,467
Depreciation and amortization	90,383	93,931
Provision for doubtful accounts	2,415	1,050
Impairment of real estate assets	15,902	5,686
General and administrative	22,426	20,957
Total operating expenses	212,341	205,516

Other income (expense)
Dividends and interest	96	73
Interest expense	(55,171)	(55,731)
Gain on sale of real estate assets	11,448	8,805
Loss on extinguishment of debt	(132)	(1,262)
Other	(53)	(707)
Total other expense	(43,812)	(48,822)

Income before equity in income of unconsolidated joint venture	61,022	71,468
Equity in income of unconsolidated joint venture	—	187

Net income attributable to Brixmor Operating Partnership LP	$61,022	$71,655

Per common unit:
Net income attributable to partnership common units:
Basic	$0.20	$0.23
Diluted	$0.20	$0.23
Weighted average number of partnership common units:
Basic	304,158	304,888
Diluted	304,278	305,114
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2018	2017
Net income attributable to Brixmor Operating Partnership LP	$61,022	$71,655
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	4,773	2,619
Change in unrealized gain (loss) on marketable securities	(85)	2
Total other comprehensive income	4,688	2,621
Comprehensive income attributable to Brixmor Operating Partnership LP	$65,710	$74,276
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income	Total
Beginning balance, January 1, 2017	$2,905,378	$21,531	$2,926,909
Distributions to partners	(79,476)	—	(79,476)
Equity based compensation expense	2,126	—	2,126
Other comprehensive income	—	2,621	2,621
Share-based awards retained for taxes	(2,464)	—	(2,464)
Net income attributable to Brixmor Operating Partnership LP	71,655	—	71,655
Ending balance, March 31, 2017	$2,897,219	$24,152	$2,921,371

Beginning balance, January 1, 2018	$2,883,875	$24,224	$2,908,099
Distributions to partners	(83,479)	—	(83,479)
Equity based compensation expense	2,484	—	2,484
Other comprehensive income	—	4,688	4,688
Issuance of OP Units	1	—	1
Repurchases of OP Units	(29,765)	—	(29,765)
Share-based awards retained for taxes	(1,722)	—	(1,722)
Net income attributable to Brixmor Operating Partnership LP	61,022	—	61,022
Ending balance, March 31, 2018	$2,832,416	$28,912	$2,861,328
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$61,022	$71,655
Adjustments to reconcile net income attributable to Brixmor Operating Partnership LP to net cash provided by operating activities:
Depreciation and amortization	90,383	93,931
Debt premium and discount amortization	(952)	(1,684)
Deferred financing cost amortization	1,682	1,800
Above- and below-market lease intangible amortization	(6,824)	(7,796)
Provisions for impairment	15,902	5,686
Gain on disposition of operating properties	(11,448)	(8,805)
Equity based compensation	2,484	2,126
Other	824	344
Loss on extinguishment of debt	132	1,262
Changes in operating assets and liabilities:
Receivables	12,171	(3,593)
Deferred charges and prepaid expenses	(5,309)	(12,321)
Other assets	40	(274)
Accounts payable, accrued expenses and other liabilities	(35,657)	(34,181)
Net cash provided by operating activities	124,450	108,150

Investing activities:
Improvements to and investments in real estate assets	(76,803)	(39,260)
Acquisitions of real estate assets	—	(104,811)
Proceeds from sales of real estate assets	104,198	34,091
Purchase of marketable securities	(3,654)	(7,502)
Proceeds from sale of marketable securities	4,496	8,335
Net cash provided by (used in) investing activities	28,237	(109,147)

Financing activities:
Repayment of secured debt obligations	(4,858)	(5,961)
Repayment of borrowings under unsecured revolving credit facility	—	(57,000)
Proceeds from borrowings under unsecured revolving credit facility	—	145,000
Proceeds from unsecured notes	—	396,036
Repayment of borrowings under unsecured term loan	(50,000)	(390,000)
Deferred financing costs	(184)	(3,508)
Partner distributions	(115,652)	(82,054)
Net cash provided by (used in) financing activities	(170,694)	2,513

Net change in cash, cash equivalents and restricted cash	(18,007)	1,516
Cash, cash equivalents and restricted cash at beginning of period	110,747	102,834
Cash, cash equivalents and restricted cash at end of period	$92,740	$104,350

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$27,303	$59,851
Restricted cash	65,437	44,499
Cash, cash equivalents and restricted cash at end of period	$92,740	$104,350

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $654 and $946	$63,646	$66,815
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2018, the Company’s portfolio was comprised of 480 shopping centers totaling approximately 82 million square feet of gross leasable area (the “Portfolio”). In addition, the Company has one land parcel currently under development. The Company’s high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The Company has determined that it is preferable to present underwriter fees associated with the Company’s issuance of unsecured senior notes in the line item Deferred financing costs as opposed to deducting the amount of the fees within the line item Proceeds from unsecured notes. These line items are both within financing activities in the accompanying unaudited Condensed Consolidated Statements of Cash Flows.  In connection with this revised presentation, certain prior period balances have been adjusted to conform to the current period presentation described above. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2017 and accompanying notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2018.

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

Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. It is management’s intention to adhere to these requirements and maintain the Parent Company’s REIT status.

As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. The Parent Company conducts substantially all of its operations through the Operating Partnership which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes on the Company's taxable income do not materially impact the unaudited Condensed Consolidated Financial Statements of the Company.

If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal taxes at regular corporate rates (including any applicable alternative minimum tax for tax years beginning before December 31, 2017) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Parent Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income.

The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”), and the Company may in the future elect to treat newly formed and/or existing subsidiaries as TRSs. A TRS may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to certain limitations under the Code. A TRS is subject to U.S. federal and state income taxes. Income taxes related to the Company’s TRSs do not materially impact the unaudited Condensed Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2018 and December 31, 2017. Open tax years generally range from 2014 through 2017, but may vary by jurisdiction and issue.

New Accounting Pronouncements
In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815).” ASU 2017-12 amends guidance to more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. ASU 2017-12 was early adopted by the Company on January 1, 2018. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718).” ASU 2017-09 clarifies guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard became effective for the Company on January 1, 2018. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance.” ASU 2017-05 focuses on recognizing gains and losses from the transfer of nonfinancial assets with noncustomers. It provides guidance as to the definition of an “in substance nonfinancial asset,” and provides guidance for sales of real estate, including partial sales. The standard became effective for the Company on January 1, 2018 in conjunction with ASU 2014-09 and the Company applied the same transition method as ASU 2014-09. The Company did not record any cumulative adjustment in connection with the adoption of the new pronouncement. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230).” ASU 2016-15 provides classification guidance for certain cash receipts and cash payments including payment of debt extinguishment costs, settlement of zero-coupon debt instruments, insurance claim payments and distributions from equity method investees. The standard became effective for the Company on January 1, 2018. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The pronouncement allows either a full or modified retrospective method of adoption.  The standard became effective for the Company on January 1, 2018 and the Company elected the modified retrospective approach of adoption, which requires a cumulative adjustment as of the date of the adoption, if applicable. The Company did not record any such cumulative adjustment in connection with the adoption of the new pronouncement. Substantially all of the Company’s tenant-related revenue is recognized pursuant to lease agreements and is out of the scope of ASU 2014-09 and falls instead under ASU 2016-02, which is discussed above and will not be effective until January 1, 2019. As a result, the Company determined that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants and other customers.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2018, the Company did not acquire any real estate assets.

During the three months ended March 31, 2017, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price
Outparcel building adjacent to Annex of Arlington	Arlington Heights, IL	Feb-17	5,760	$1,006
Outparcel adjacent to Northeast Plaza	Atlanta, GA	Feb-17	N/A	1,537
Arborland Center	Ann Arbor, MI	Mar-17	403,536	102,268
			409,296	$104,811

(1)	No debt was assumed related to any of the listed acquisitions.

The aggregate purchase price of the properties acquired during the three months ended March 31, 2017 has been allocated as follows:

Three Months Ended March 31, 2017
Assets
Land	$16,130
Buildings	72,543
Building and tenant improvements	8,352
Above-market leases(1)	2,381
In-place leases(1)	8,259
Total assets	107,665

Liabilities
Below-market leases(1)	2,854
Other liabilities	—
Total liabilities	2,854
Net assets acquired	$104,811

(1)
The weighted average amortization period at the time of acquisition for above-market leases, in-place leases and below-market leases related to properties acquired during the three months ended March 31, 2017 was 5.0 years, 6.6 years and 16.9 years, respectively.

During the three months ended March 31, 2018, the Company incurred transaction costs of less than $0.1 million, which were included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2017, the Company incurred transaction costs of $0.3 million, which were capitalized and included in Buildings and tenant improvements on the Company’s unaudited Condensed Consolidated Balance Sheets.

3. Dispositions and Assets Held for Sale
During the three months ended March 31, 2018, the Company disposed of six shopping centers and one outparcel for net proceeds of $104.2 million resulting in a gain of $11.4 million and impairment of $0.2 million. The Company had no properties held for sale as of March 31, 2018.

During the three months ended March 31, 2017, the Company disposed of three shopping centers for net proceeds of $34.1 million resulting in a gain of $8.8 million. The Company had no properties held for sale as of March 31, 2017.

There were no discontinued operations for the three months ended March 31, 2018 and 2017 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2018	December 31, 2017
Land	$1,962,364	$1,984,309
Buildings and improvements:
Buildings and tenant improvements(1)	8,121,758	8,145,085
Lease intangibles(2)	774,344	792,097
	10,858,466	10,921,491
Accumulated depreciation and amortization(3)	(2,405,579)	(2,361,070)
Total	$8,452,887	$8,560,421

(1)
As of March 31, 2018 and December 31, 2017, Buildings and tenant improvements included accrued amounts of $20.3 million and $22.8 million, respectively, related to construction in progress, net of any anticipated insurance proceeds.

(2)
As of March 31, 2018 and December 31, 2017, Lease intangibles consisted of $700.0 million and $715.1 million, respectively, of in-place leases and $74.4 million and $77.0 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(3)
As of March 31, 2018 and December 31, 2017, Accumulated depreciation and amortization included $623.1 million and $629.1 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of March 31, 2018 and December 31, 2017, the Company had intangible liabilities relating to below-market leases of $455.8 million and $463.3 million, respectively, and accumulated accretion of $284.3 million and $281.5 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization expense for the three months ended March 31, 2018 and 2017 was $6.8 million and $7.8 million, respectively. These amounts are included in Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2018 and 2017 was $9.3 million and $12.1 million, respectively. These amounts are included in Depreciation and amortization in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense, for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2018 (remaining nine months)	$(17,909)	$24,663
2019	(20,384)	26,802
2020	(16,624)	19,840
2021	(13,782)	14,295
2022	(11,539)	10,811

5. Impairments
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value. The Company recognized the following impairments during the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Property Name(1)	Location	GLA	Impairment Charge
Crossroads Centre(2)	Fairview Heights, IL	242,752	$204
Roundtree Place	Ypsilanti, MI	246,620	3,772
Pensacola Square	Pensacola, FL	142,767	1,345
Southland Shopping Plaza	Toledo, OH	285,278	6,942
Skyway Plaza	St. Petersburg, FL	110,799	3,639
		1,028,216	$15,902

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the three months ended March 31, 2018.

The Company recognized the following impairments during the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Property Name(1)	Location	GLA	Impairment Charge
The Plaza at Salmon Run	Watertown, NY	68,761	$3,486
Smith’s	Socorro, NM	48,000	2,200
		116,761	$5,686

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

The Company can provide no assurance that material impairment charges with respect to its Portfolio will not occur in future periods. See Note 3 for additional information regarding impairment charges taken in connection with the Company’s dispositions. See Note 8 for additional information regarding the fair value of operating properties which have been impaired.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based interest rate debt. During the three months ended March 31, 2018, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2018 and December 31, 2017 is as follows:

	Number of Instruments		Notional Amount
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest Rate Swaps	9	9	$1,400,000	$1,400,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of March 31, 2018 and December 31, 2017, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2018	December 31, 2017
Gross derivative assets	$29,193	$24,420
Gross derivative liabilities	—	—
Net derivative assets	$29,193	$24,420

The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recognized in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2018	2017
Change in unrealized gain on interest rate swaps	$7,234	$2,157
Amortization (accretion) of interest rate swaps to interest expense	(2,461)	462
Change in unrealized gain on interest rate swaps, net	$4,773	$2,619

The Company estimates that $12.1 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2018 or 2017.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2018 and December 31, 2017, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of March 31, 2018 and December 31, 2017, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2018	December 31, 2017	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loans
Secured loans(2)(3)	$897,859	$902,717	4.40% – 7.89%	2018 – 2024
Net unamortized premium	13,888	15,321
Net unamortized debt issuance costs	(82)	(93)
Total secured loans, net	911,665	917,945

Notes payable
Unsecured notes(4)	3,218,453	3,218,453	3.25% – 7.97%	2022 – 2029
Net unamortized discount	(13,004)	(13,485)
Net unamortized debt issuance costs	(21,678)	(22,476)
Total notes payable, net	3,183,771	3,182,492

Unsecured Credit Facility and term loans
Unsecured Credit Facility(5)	635,000	685,000	3.04%	2018 – 2021
Unsecured $600 Million Term Loan(6)	600,000	600,000	3.09%	2019
Unsecured $300 Million Term Loan(7)	300,000	300,000	3.56%	2024
Net unamortized debt issuance costs	(8,325)	(9,199)
Total Unsecured Credit Facility and term loans	1,526,675	1,575,801

Total debt obligations, net	$5,622,111	$5,676,238

(1)	The stated interest rates are as of March 31, 2018 and do not include the impact of the Company’s interest rate swap agreements (described below).

(2)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of March 31, 2018 of approximately $1.7 billion.

(3)	The weighted average stated interest rate on the Company’s secured loans was 6.16% as of March 31, 2018.

(4)	The weighted average stated interest rate on the Company’s unsecured notes was 3.81% as of March 31, 2018.

(5)
Effective November 1, 2016, the Company has in place one interest rate swap agreement that converts the variable interest rate on a $135.0 million term loan under the Company’s senior unsecured credit facility agreement, as amended July 25, 2016, (the “Unsecured Credit Facility”) to a fixed interest rate of 0.82% (plus a spread of 135 bps) through July 31, 2018, and three interest rate swap agreements that convert the variable interest rate on a $500.0 million term loan under the Unsecured Credit Facility to a fixed, combined interest rate of 1.11% (plus a spread of 135 bps) through July 30, 2021.

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

(7)
Effective July 28, 2017, the Company has in place one interest rate swap agreement that converts the variable interest rate on $165.0 million of the Company's $300 million term loan agreement, as entered into July 28, 2017, (the "$300 Million Term Loan") to a fixed, combined interest rate of 0.82% (plus a spread of 190 bps) through July 31, 2018.

2018 Debt Transactions
During the three months ended March 31, 2018, the Company repaid a total of $50.0 million of unsecured term loan debt under the Company’s Unsecured Credit Facility, resulting in a $0.1 million loss on extinguishment of debt. These repayments were funded primarily with disposition proceeds.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2018.

Debt Maturities
As of March 31, 2018 and December 31, 2017, the Company had accrued interest of $26.7 million and $35.9 million outstanding, respectively. As of March 31, 2018, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2018 (remaining nine months)	$148,260
2019	618,679
2020	672,695
2021	686,225
2022	500,000
Thereafter	3,025,453
Total debt maturities	5,651,312
Net unamortized premiums and discounts	884
Net unamortized debt issuance costs	(30,085)
Total debt obligations, net	$5,622,111

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2018		December 31, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$911,665	$946,503	$917,945	$963,702
Notes payable	3,183,771	3,154,654	3,182,492	3,224,877
Unsecured Credit Facility and term loans	1,526,675	1,536,230	1,575,801	1,586,206
Total debt obligations, net	$5,622,111	$5,637,387	$5,676,238	$5,774,785

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

The valuation methodology used to estimate the fair value of the Company’s debt obligations is based on a discounted cash flow analysis, with assumptions that include credit spreads, estimated property values, loan amounts and maturity dates. Based on these inputs, the Company has determined that the valuations of its debt obligations are classified within Level 3 of the fair value hierarchy. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

Recurring Fair Value
The Company’s marketable securities and interest rate derivatives are measured and recognized at fair value on a recurring basis. The valuations of the Company’s marketable securities are based primarily on publicly traded market values in active markets and are classified within Level 1 or 2 of the fair value hierarchy. See Note 6 for fair value information regarding the Company’s interest rate derivatives.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$27,063	$1,216	$25,847	$—
Interest rate derivatives	$29,193	$—	$29,193	$—

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$28,006	$725	$27,281	$—
Interest rate derivatives	$24,420	$—	$24,420	$—

(1)	As of March 31, 2018 and December 31, 2017, marketable securities included $0.3 million and $0.2 million of net unrealized losses, respectively.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the three months ended March 31, 2018 and during the year ended December 31, 2017, excluding the properties sold prior to March 31, 2018 and December 31, 2017, respectively:

	Fair Value Measurements as of March 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of real estate assets
Assets:
Properties(1)(2)	$27,477	$—	$—	$27,477	$15,698

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of real estate assets
Assets:
Properties(3)(4)	$73,303	$—	$—	$73,303	$17,195

(1)	Excludes properties disposed of prior to March 31, 2018.

(2)
The carrying value of properties remeasured to fair value during the three months ended March 31, 2018 include: (i) $11.3 million related to Roundtree Place, (ii) $8.8 million related to Pensacola Square, and (iii) $4.5 million related to Southland Shopping Center based upon offers from third party buyers, and (iv) $2.9 million related to Skyway Plaza based upon a discounted cash flow analysis. The capitalization rate of 9.3% and discount rate of 10.4% which were utilized in the analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

(3)	Excludes properties disposed of prior to December 31, 2017.

(4)
The carrying value of properties remeasured to fair value during the year ended December 31, 2017 include: (i) $46.9 million related to The Manchester Collection, (ii) $2.4 million related to Fashion Square, and (iii) $14.3 million related to Crossroads Centre based upon offers from third party buyers, and (iv) $7.8 million related to The Plaza at Salmon Run and (v) $1.9 million related to Smith’s based upon a discounted cash flow analysis. The capitalization rates (ranging from 7.0% to 8.5%) and discount rates (ranging from 7.9% to 9.5%) which were utilized in the analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

9. Equity and Capital
Share Repurchase Program
In December 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of the Company’s common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended March 31, 2018, the Company repurchased approximately 1.9 million shares of common stock under the program at an average price per share of $15.47 for a total of approximately $29.7 million. The Company incurred commissions of less than $0.1 million in conjunction with the program for the three months ended March 31, 2018.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy statutory minimum tax withholding obligations. During the three months ended March 31, 2018 and 2017, the Company withheld 0.1 million shares.

Dividends and Distributions
During the three months ended March 31, 2018 and 2017, the Company declared common stock dividends and OP Unit distributions of $0.275 per share/unit and $0.260 per share/unit, respectively. As of March 31, 2018 and December 31, 2017, the Company had declared but unpaid common stock dividends and OP Unit distributions of $84.9 million and $85.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
As of March 31, 2018, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100.0% of the outstanding OP Units. During the three months ended March 31, 2017, the Company exchanged 0.4 million shares of the Company’s common stock for an equal number of outstanding OP Units held by certain members of the Parent Company's current and former management.

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

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based vesting conditions, which contain a threshold, target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.7 million and 0.6 million for the three months ended March 31, 2018 and year ended December 31, 2017, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted under the Plan, fair value is based on the Company grant date stock price. For the market-based RSUs granted during the three months ended March 31, 2018 and year ended December 31, 2017, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 29.0% to 32.0% and 22.0% to 23.0%, respectively; (ii) a weighted average risk-free interest rate of 2.43% to 2.53% and 1.20% to 1.41%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.6% and 4.0% to 4.6%, respectively.

During the three months ended March 31, 2018 and 2017, the Company recognized $2.5 million and $2.1 million of equity compensation expense. These amounts are included in General and administrative expense in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2018, the Company had $20.5 million of total unrecognized compensation expense related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.5 years.

11.     Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. Certain restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shareholders have rights to receive non-forfeitable dividends. Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Company's common stock.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Computation of Basic Earnings Per Share:
Net income	$61,022	$71,655
Net income attributable to non-controlling interests	—	(76)
Non-forfeitable dividends on unvested restricted shares	(56)	(10)
Net income attributable to the Company’s common stockholders for basic earnings per share	$60,966	$71,569

Weighted average number shares outstanding – basic	304,158	304,569

Basic earnings per share attributable to the Company’s common stockholders:
Net income	$0.20	$0.23

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$60,966	$71,569

Weighted average shares outstanding – basic	304,158	304,569
Effect of dilutive securities:
Equity awards	120	226
Weighted average shares outstanding – diluted(1)	304,278	304,795

Diluted earnings per share attributable to the Company’s common stockholders:
Net income	$0.20	$0.23

(1)	For the three months ended March 31, 2017, the weighted average number of vested OP Units outstanding was 0.3 million and was not dilutive.

12. Earnings per Unit
Basic earnings per unit is calculated by dividing net income attributable to the Operating Partnership’s common unitholders, including any participating securities, by the weighted average number of partnership common units outstanding for the period. Certain restricted units issued pursuant to the Company’s share-based compensation program are considered participating securities, as such unitholders have rights to receive non-forfeitable dividends. Fully-diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Operating Partnership’s common units.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2018	2017
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$61,022	$71,655
Non-forfeitable dividends on unvested restricted units	(56)	(10)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$60,966	$71,645

Weighted average number common units outstanding – basic	304,158	304,888

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income	$0.20	$0.23

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$60,966	$71,645

Weighted average common units outstanding – basic	304,158	304,888
Effect of dilutive securities:
Equity awards	120	226
Weighted average common units outstanding – diluted	304,278	305,114

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income	$0.20	$0.23

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

On December 13, 2017, the United States District Court for the Southern District of New York granted final approval of the settlement of the previously disclosed putative securities class action complaint filed in March 2016 by the Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds related to the review conducted by the Audit Committee of the Board of Directors. Pursuant to the approved settlement, without any admission of liability, the Company will pay $28.0 million to settle the claims. This amount is within the coverage amount of the Company’s applicable insurance policies and has been funded into escrow by the insurance carriers. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the class action litigation. Certain institutional investors elected to opt out of the settlement and will not be bound by the release or receive any settlement proceeds. The Company expects that the resolution of any future related claims asserted by such opt-outs will also be within the coverage amount of the Company’s applicable insurance policies. During the three months ended March 31, 2018, $8.5 million of the settlement amount was released from escrow per the court approved settlement agreement for the payment of plaintiff’s legal fees. The remaining settlement balance of $19.5 million remains in escrow pending final class distribution.

As of March 31, 2018, the $19.5 million amount is included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets. Because the settlement amount is within the coverage amount of the Company’s applicable insurance policies, the Company accrued a receivable of $19.5 million as of March 31, 2018. This amount is included in Accounts receivable, net in the Company’s unaudited Condensed Consolidated Balance Sheets.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers that it operates and enters into office leases for administrative space. During the three months ended March 31, 2018 and 2017, the Company recognized rent expense associated with these leases of $1.8 million and $1.9 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2018 (remaining nine months)	$5,446
2019	7,225
2020	7,244
2021	7,453
2022	7,521
Thereafter	72,621
Total minimum annual rental commitments	$107,510

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

As of March 31, 2018 and December 31, 2017, there were no material receivables from or payables to related parties.

15. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2018 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2018 through the date the financial statements were issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto. Historical results and percentage relationships set forth in the unaudited Condensed Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, “we,” “us,” and “our” as used herein refer to each of BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States, comprised primarily of community and neighborhood shopping centers. As of March 31, 2018, our portfolio consisted of 480 shopping centers (the “Portfolio”) with approximately 82 million square feet of GLA. In addition, we have one land parcel currently under development. Our high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”), and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of March 31, 2018, our three largest tenants by annualized base rent are The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2017, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth.

We believe the following set of competitive advantages positions us to successfully execute on our key strategies:

•
Expansive Retailer Relationships – We believe that the scale of our asset base and our nationwide footprint represent competitive advantages in supporting the growth objectives of the nation’s largest retailers. We believe that we are one of the largest landlords by GLA to TJX Companies and Kroger, as well as a key landlord to most major grocers and major retail category leaders. We believe that our strong relationships with leading retailers afford us insight into their strategies and priority access to their expansion plans.

•
Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia and San Diego, as well as 11 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence and to benefit from the regional and local expertise of our workforce.

•
Experienced Management – Senior members of our management team are seasoned real estate operators with extensive public company leadership experience.  Our management team has deep industry knowledge and well-established relationships with retailers, brokers and vendors through many years of transactional experience, as well as significant expertise in executing value-enhancing reinvestment opportunities.

Other Factors That May Influence our Future Results
We derive our revenues primarily from rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us under contractual lease obligations for their proportional share of a property’s operating costs, insurance and real estate taxes and certain capital expenditures related to the maintenance of the properties.

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

Our operating costs represent property-related costs, such as repairs and maintenance, landscaping, snow removal, utilities, property insurance, security, ground rent related to properties for which we are the lessee and various other property related costs. Increases in our operating costs, to the extent they are not offset by revenue increases, may impact our overall performance. For a further discussion of these and other factors that could impact our future results, see Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Leasing Highlights
As of March 31, 2018, billed and leased occupancy was 89.8% and 92.1%, respectively, as compared to 90.4% and 92.5%, respectively, as of March 31, 2017. In addition, the following table summarizes our executed leasing activity for the three months ended March 31, 2018 and 2017 (dollars in thousands, except for per square foot (“PSF”) amounts):

Three Months Ended March 31, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	440	2,745,080	$14.43	$8.90	$1.63	14.5%
New and renewal leases	395	2,046,088	15.19	11.94	2.19	16.7%
New leases	151	1,042,526	14.47	21.11	4.29	36.7%
Renewal leases	244	1,003,562	15.94	2.40	—	8.4%
Option leases	45	698,992	12.19	—	—	8.5%

Three Months Ended March 31, 2017
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	436	2,664,063	$14.47	$8.13	$1.14	13.4%
New and renewal leases	363	1,851,999	15.14	11.68	1.64	16.4%
New leases	152	803,958	14.48	23.78	3.61	36.7%
Renewal leases	211	1,048,041	15.65	2.39	0.14	9.6%
Option leases	73	812,064	12.94	0.04	—	7.7%

(1)	Includes tenant specific landlord work.

(2)	Based on comparable leases only.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee owned leasehold improvements.

Acquisition Activity

•	During the three months ended March 31, 2018, we did not acquire any real estate assets.

•	During the three months ended March 31, 2017, we acquired one shopping center, one outparcel building and one outparcel for an aggregate purchase price of $104.8 million.

Disposition Activity

•
During the three months ended March 31, 2018, we disposed of six shopping centers and one outparcel for net proceeds of $104.2 million resulting in an aggregate gain of $11.4 million and aggregate impairment of $0.2 million.

•	During the three months ended March 31, 2017, we disposed of three shopping centers for net proceeds of $34.1 million resulting in an aggregate gain of $8.8 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
Revenues (in thousands)

	Three Months Ended March 31,
	2018	2017	$ Change
Revenues
Rental income	$243,345	$249,621	$(6,276)
Expense reimbursements	70,878	73,190	(2,312)
Other revenues	2,952	2,995	(43)
Total revenues	$317,175	$325,806	$(8,631)

Rental income
The decrease in rental income for the three months ended March 31, 2018 of $6.3 million, as compared to the corresponding period in 2017, was primarily due to (i) a $3.9 million decrease in base rent; (ii) a $2.2 million decrease in straight-line rent; and (iii) a $1.4 million decrease in amortization of above- and below-market leases and tenant inducements, net; partially offset by (iv) a $0.9 million increase in lease termination fees; and (v) a $0.3 million increase in ancillary and other income. The decrease in base rent is due to a $6.8 million decrease in base rent due to net disposition activity, partially offset by a $2.9 million increase in base rent for the remaining portfolio. The increase in base rent for the remaining portfolio was driven primarily by contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 14.5% and 12.6% during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, partially offset by a decline in billed occupancy.

Expense reimbursements
The decrease in expense reimbursements for the three months ended March 31, 2018 of $2.3 million, as compared to the corresponding period in 2017, was primarily due to a $0.9 million decrease in expense reimbursements due to net disposition activity and a $1.4 million decrease in expense reimbursements for the remaining portfolio. The decrease in expense reimbursements for the remaining portfolio was driven primarily by lower operating costs and reimbursable real estate taxes.

Other revenues
Other revenues remained generally consistent for the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2018	2017	$ Change
Operating expenses
Operating costs	$35,490	$37,425	$(1,935)
Real estate taxes	45,725	46,467	(742)
Depreciation and amortization	90,383	93,931	(3,548)
Provision for doubtful accounts	2,415	1,050	1,365
Impairment of real estate assets	15,902	5,686	10,216
General and administrative	22,426	20,957	1,469
Total operating expenses	$212,341	$205,516	$6,825

Operating costs
The decrease in operating costs for the three months ended March 31, 2018 of $1.9 million, as compared to the corresponding period in 2017, was primarily due to a $1.6 million decrease in operating costs due to net disposition activity and a decrease in repair and maintenance costs for the remaining portfolio.

Real estate taxes
The decrease in real estate taxes for the three months ended March 31, 2018 of $0.7 million, as compared to the corresponding period in 2017, was primarily due to a $0.5 million decrease in real estate taxes due to net disposition activity and favorable appeals, partially offset by increased tax rates and assessments from several jurisdictions for the remaining portfolio.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended March 31, 2018 of $3.5 million, as compared to the corresponding period in 2017, was primarily due to the continued decrease in acquired in-place lease intangibles.

Provision for doubtful accounts
The increase in the provision for doubtful accounts for the three months ended March 31, 2018 of $1.4 million, as compared to the corresponding period in 2017, was primarily due to increased reserves for certain tenants during the three months ended March 31, 2018 and higher recoveries of previously reserved receivables during the three months ended March 31, 2017.

Impairment of real estate assets
During the three months ended March 31, 2018, aggregate impairment of $15.9 million was recognized on one shopping center as a result of disposition activity and four operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program. During the three months ended March 31, 2017, aggregate impairment of $5.7 million was recognized on two operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended March 31, 2018 of $1.5 million, as compared to the corresponding period in 2017, was primarily due to increased payroll expenses.

During the three months ended March 31, 2018 and 2017, construction compensation costs of $2.2 million and $2.1 million, respectively, were capitalized to building and improvements and leasing compensation costs of $3.6 million and $3.6 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2018	2017	$ Change
Other income (expense)
Dividends and interest	$96	$73	$23
Interest expense	(55,171)	(55,731)	560
Gain on sale of real estate assets	11,448	8,805	2,643
Loss on extinguishment of debt	(132)	(1,262)	1,130
Other	(53)	(707)	654
Total other expense	$(43,812)	$(48,822)	$5,010

Dividends and interest
Dividends and interest remained generally consistent for the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Interest expense
The decrease in interest expense for the three months ended March 31, 2018 of $0.6 million, as compared to the corresponding period in 2017, was primarily due to (i) debt obligations refinanced at lower rates; and (ii) lower overall debt obligations; partially offset by (iii) a decrease in debt premium amortization, net of discounts.

Gain on sale of real estate assets
During the three months ended March 31, 2018, five of the shopping centers that were disposed for net proceeds of $89.7 million resulted in an aggregate gain of $11.4 million. During the three months ended March 31, 2017, the three shopping centers that were disposed for net proceeds of $34.1 million resulted in an aggregate gain of $8.8 million.

Loss on extinguishment of debt
During the three months ended March 31, 2018, we repaid $50.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended July 25, 2016, (the “Unsecured Credit Facility”), resulting in a $0.1 million loss on extinguishment of debt. During the three months ended March 31, 2017, we repaid $390.0 million of an unsecured term loan under the Unsecured Credit Facility, resulting in a $1.3 million loss on extinguishment of debt.

Other
The decrease in other expense, net for the three months ended March 31, 2018 of $0.7 million, as compared to the corresponding period in 2017, was primarily due to a favorable appeal of previously reserved taxes.

Equity in Income of Unconsolidated Joint Venture (in thousands)

	Three Months Ended March 31,
	2018	2017	$ Change
Equity in income of unconsolidated joint venture	$—	$187	$(187)

Equity in income of unconsolidated joint venture
The decrease in equity in income of unconsolidated joint venture for the three months ended March 31, 2018 of $0.2 million, as compared to the corresponding period in 2017, was due to the disposition of our unconsolidated joint venture interest during the year ended December 31, 2017.

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

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing Unsecured Credit Facility;

•	issuance of long-term debt;

•	dispositions; and

•	issuance of equity securities.
Uses

•	recurring maintenance capital expenditures;

•	leasing related capital expenditures;

•	anchor space repositioning, redevelopment and development expenditures;

•	debt repayments;

•	acquisitions;

•	dividend/distribution payments; and

•	repurchases of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of March 31, 2018, our revolving credit facility was undrawn providing for $1.25 billion of liquidity. We intend to continue to enhance our financial and operational flexibility through the additional laddering and extension of the duration of our debt and expansion of our unencumbered asset base.

During the three months ended March 31, 2018, we repaid a total of $50.0 million of unsecured term loan debt under our Unsecured Credit Facility, resulting in a $0.1 million loss on extinguishment of debt. These repayments were funded primarily with disposition proceeds.

In 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of our common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended March 31, 2018, we repurchased approximately 1.9 million shares of common stock under the program at an average price per share of $15.47 for a total of approximately $29.7 million. We incurred commissions of less than $0.1 million in conjunction with the program for the three months ended March 31, 2018.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital and operating fundamentals among other things.  We generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for reinvestment in our Portfolio, debt reduction, acquisitions of new properties, share repurchases, and other investments as suitable opportunities arise. Cash dividends paid to common stockholders and OP Unitholders for the three months ended March 31, 2018 and 2017 were $84.2 million and $79.4 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.275 per common share in February 2018 for the first quarter of 2018. The dividend was paid on April 16, 2018 to shareholders of record on

April 5, 2018. Our Board of Directors declared a quarterly cash dividend of $0.275 per common share in April 2018 for the second quarter of 2018. The dividend is payable on July 16, 2018 to shareholders of record on July 6, 2018.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2018	2017
Cash flows provided by operating activities	$124,450	$108,150
Net cash provided by (used in) investing activities	28,236	(109,147)
Net cash provided by (used in) financing activities	(170,694)	2,510

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2018	2017
Cash flows provided by operating activities	$124,450	$108,150
Net cash provided by (used in) investing activities	28,237	(109,147)
Net cash provided by (used in) financing activities	(170,694)	2,513

Cash, cash equivalents and restricted cash for BPG were $92.8 million and $104.4 million as of March 31, 2018 and 2017, respectively. Cash, cash equivalents and restricted cash for the Operating Partnership were $92.7 million and $104.4 million as of March 31, 2018 and 2017, respectively.

Operating Activities
Net cash flow provided by operating activities primarily consist of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses and interest expense.

During the three months ended March 31, 2018, our net cash flow provided by operating activities increased $16.3 million as compared to the corresponding period in 2017. The increase is primarily due to (i) an increase in net working capital; (ii) a decrease in cash outflows for interest expense; (iii) an increase in lease settlement income, partially offset by (iv) a decrease in total net operating income due to net disposition activity and (v) an increase in cash outflows for general and administrative expense.

Investing Activities
Net cash flow provided by (used in) investing activities is impacted by the nature, timing and extent of improvements and investments in our shopping centers, including capital expenditures associated with leasing and redevelopment efforts and our acquisition and disposition programs. Capital used to fund these activities can vary significantly from period to period based on the volume and timing of these activities.

During the three months ended March 31, 2018, our net cash flow provided by investing activities increased $137.4 million as compared to the corresponding period in 2017. The increase was primarily due to (i) a decrease of $104.8 million in acquisitions of real estate assets and (ii) an increase of $70.1 million in proceeds from sales of real estate assets, partially offset by (iii) an increase of $37.5 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the three months ended March 31, 2018 and 2017, we expended $76.8 million and $39.3 million, respectively, on improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-

enhancing anchor space repositioning, redevelopment and development opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of March 31, 2018, we had 48 projects in process with an aggregate anticipated cost of $287.7 million, of which $109.9 million has been incurred to date.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can enhance our concentration in attractive retail submarkets and the long-term growth rate of our Portfolio. During the three months ended March 31, 2018, we did not acquire any shopping centers.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our Portfolio. During the three months ended March 31, 2018, we disposed of six shopping centers and one outparcel for net proceeds of $104.2 million.

Financing Activities
Net cash flow provided by (used in) financing activities is impacted by the nature, timing and magnitude of issuances of debt and equity securities, as well as principal and other payments associated with our outstanding indebtedness.

During the three months ended March 31, 2018, our net cash used in financing activities increased $173.2 million as compared to the corresponding period in 2017. The increase was primarily due to (i) a $142.9 million decrease in debt borrowings, net of repayments, (ii) an increase of $29.0 million in repurchases of common stock, and (iii) an increase of $4.6 million in distributions to common stockholders, partners and non-controlling interests, partially offset by (iv) a decrease of $3.3 million in deferred financing costs.

Contractual Obligations
Our contractual obligations relate to our debt, including secured loans, unsecured notes payable and unsecured credit facilities, with maturities ranging from one year to 12 years, in addition to non-cancelable operating leases pertaining to shopping centers where we are the lessee and to our administrative offices.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding extension options) as of March 31, 2018:

Contractual Obligations (in thousands)	Payment due by period
	2018 (Remaining nine months)	2019	2020	2021	2022	Thereafter	Total
Debt(1)	$148,260	$618,679	$672,695	$686,225	$500,000	$3,025,453	$5,651,312
Interest payments(2)	156,004	201,664	187,198	140,148	132,128	289,775	1,106,917
Operating leases	5,446	7,225	7,244	7,453	7,521	72,621	107,510
Total	$309,710	$827,568	$867,137	$833,826	$639,649	$3,387,849	$6,865,739

(1)	Debt includes scheduled principal amortization and maturities for secured loans, unsecured notes payable and unsecured credit facilities.

(2)
As of March 31, 2018, we incur variable rate interest on (i) a $135.0 million term loan under our Unsecured Credit Facility; (ii) a $500.0 million term loan under our Unsecured Credit Facility; (iii) a $600.0 million term loan under our $600 Million Term Loan, and (iv) a $300 million term loan under our $300 Million Term Loan. Additionally, we have in-place nine interest rate swap agreements with an aggregate notional value of $1.4 billion, which effectively convert a portion of the variable interest payments to fixed interest payments. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Funds From Operations
NAREIT FFO (defined hereafter) is a supplemental non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) presented in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties, and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties, (iv) impairment of operating properties and real estate equity investments, and (v) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

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

Our reconciliation of net income to NAREIT FFO for the three months ended March 31, 2018 and 2017 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$61,022	$71,655
Gain on disposition of operating properties	(11,448)	(8,805)
Depreciation and amortization-real estate related-continuing operations	89,352	93,002
Depreciation and amortization-real estate related-unconsolidated joint venture	—	17
Impairment of operating properties	15,902	5,686
NAREIT FFO	$154,828	$161,555
NAREIT FFO per share/OP Unit – diluted	$0.51	$0.53
Weighted average shares/OP Units outstanding – basic and diluted(1)	304,278	305,114

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

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

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	Change

Number of properties	474	474	—
Percent billed	89.8%	90.5%	(0.7%)
Percent leased	92.1%	92.6%	(0.5%)

Revenues
Base rent	$223,987	$221,068	$2,919
Ancillary and other	3,885	3,482	403
Expense reimbursements	68,637	70,140	(1,503)
Percentage rents	2,950	2,885	65
	299,459	297,575	1,884
Operating expenses
Operating costs	(34,523)	(35,384)	861
Real estate taxes	(44,408)	(44,557)	149
Provision for doubtful accounts	(2,286)	(917)	(1,369)
	(81,217)	(80,858)	(359)
Same property NOI	$218,242	$216,717	$1,525

NOI margin	72.9%	72.8%
Expense recovery ratio	87.0%	87.7%

The following table provides a reconciliation of net income attributable to common stockholders to same property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to common stockholders	$61,022	$71,579
Adjustments:
Non-same property NOI	(4,650)	(10,737)
Lease termination fees	(1,531)	(666)
Straight-line rental income, net	(3,097)	(5,250)
Amortization of above- and below-market leases and tenant inducements, net	(6,055)	(7,454)
Fee income	—	(81)
Straight-line ground rent expense	30	41
Depreciation and amortization	90,383	93,931
Impairment of real estate assets	15,902	5,686
General and administrative	22,426	20,957
Total other expense	43,812	48,822
Equity in income of unconsolidated joint venture	—	(187)
Net income attributable to non-controlling interests	—	76
Same property NOI	$218,242	$216,717

Inflation
Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including requirements for tenants to pay their proportional share of a property’s operating costs, real estate taxes and insurance, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. In addition, with respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March, 31, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 13 - Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of the Company’s common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended March 31, 2018, the Company repurchased 1,921,752 shares of common stock under the Company’s share repurchase program at an average price per share of $15.47 for a total of approximately $29.7 million. The Company incurred commissions of less than $0.1 million in conjunction with the program for the three months ended March 31, 2018.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased (in millions)
January 1, 2018 to January 31 2018	—	$—	—	$394.1
February 1, 2018 to February 28, 2018	574,709	15.38	574,709	385.3
March 1, 2018 to March 31, 2018	1,347,043	15.51	1,347,043	364.4
Total	1,921,752	$15.47	1,921,752

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Form of Brixmor Property Group Inc. Restricted Stock Unit Agreement (TRSUs, PRSUs, and OPRSUs)	8-K	00-36160	3/6/2018	10.1
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: April 30, 2018	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 30, 2018	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2018	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: April 30, 2018	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 30, 2018	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2018	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)