Form 10-Q
period 2018-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2018-07-30
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 1, 2018, Brixmor Property Group Inc. had 302,627,414 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of June 30, 2018, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.

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

Management operates the Parent Company and the Operating Partnership as one business. The management of the Parent Company consists of the same individuals as the management of the Operating Partnership, who are officers of both the Parent Company and the Operating Partnership.

We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its indirect interest in the Operating Partnership. As a result, the Parent Company does not conduct business itself other than issuing public equity from time to time. The Parent Company does not incur any material indebtedness. The Operating Partnership holds substantially all of our assets. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates all remaining capital required by the Company’s business. Sources of this capital include the Operating Partnership’s operations and its direct or indirect incurrence of indebtedness.

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

iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2018	December 31, 2017
Assets
Real estate
Land	$1,928,473	$1,984,309
Buildings and improvements	8,727,106	8,937,182
	10,655,579	10,921,491
Accumulated depreciation and amortization	(2,402,498)	(2,361,070)
Real estate, net	8,253,081	8,560,421

Cash and cash equivalents	53,418	56,938
Restricted cash	48,206	53,839
Marketable securities	31,226	28,006
Receivables, net of allowance for doubtful accounts of $17,426 and $17,205	219,992	232,111
Deferred charges and prepaid expenses, net	147,321	147,508
Other assets	97,303	75,103
Total assets	$8,850,547	$9,153,926

Liabilities
Debt obligations, net	$5,483,354	$5,676,238
Accounts payable, accrued expenses and other liabilities	510,222	569,340
Total liabilities	5,993,576	6,245,578

Commitments and contingencies (Note 13)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,117,724 and 304,947,144 shares issued and 302,627,414 and 304,620,186 shares outstanding	3,026	3,046
Additional paid-in capital	3,300,636	3,330,466
Accumulated other comprehensive income	28,363	24,211
Distributions in excess of net income	(475,054)	(449,375)
Total equity	2,856,971	2,908,348
Total liabilities and equity	$8,850,547	$9,153,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$243,987	$253,777	$487,332	$503,398
Expense reimbursements	67,363	67,039	138,241	140,229
Other revenues	1,680	2,002	4,632	4,997
Total revenues	313,030	322,818	630,205	648,624

Operating expenses
Operating costs	33,881	33,025	69,371	70,450
Real estate taxes	44,947	44,064	90,672	90,531
Depreciation and amortization	91,334	96,870	181,717	190,801
Provision for doubtful accounts	949	1,757	3,364	2,807
Impairment of real estate assets	11,927	10,632	27,829	16,318
General and administrative	21,320	23,248	43,746	44,205
Total operating expenses	204,358	209,596	416,699	415,112

Other income (expense)
Dividends and interest	104	85	200	158
Interest expense	(55,200)	(57,443)	(110,371)	(113,174)
Gain on sale of real estate assets	28,262	20,173	39,710	28,978
Loss on extinguishment of debt, net	(291)	(78)	(423)	(1,340)
Other	(1,185)	(684)	(1,238)	(1,391)
Total other expense	(28,310)	(37,947)	(72,122)	(86,769)

Income before equity in income of unconsolidated joint venture	80,362	75,275	141,384	146,743
Equity in income of unconsolidated joint venture	—	163	—	350

Net income	80,362	75,438	141,384	147,093
Net income attributable to non-controlling interests	—	—	—	(76)

Net income attributable to Brixmor Property Group Inc.	80,362	75,438	141,384	147,017
Preferred stock dividends	—	(39)	—	(39)

Net income attributable to common stockholders	$80,362	$75,399	$141,384	$146,978
Per common share:
Net income attributable to common stockholders:
Basic	$0.27	$0.25	$0.47	$0.48
Diluted	$0.26	$0.25	$0.47	$0.48
Weighted average shares:
Basic	302,776	304,914	303,468	304,743
Diluted	302,934	305,115	303,614	305,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$80,362	$75,438	$141,384	$147,093
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(581)	(3,091)	4,192	(472)
Change in unrealized gain (loss) on marketable securities	46	(21)	(40)	(20)
Total other comprehensive income (loss)	(535)	(3,112)	4,152	(492)
Comprehensive income	79,827	72,326	145,536	146,601
Comprehensive income attributable to non-controlling interests	—	—	—	(76)
Comprehensive income attributable to common stockholders	$79,827	$72,326	$145,536	$146,525
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2017	304,343	$3,043	$3,324,874	$21,519	$(426,552)	$4,276	$2,927,160
Common stock dividends ($0.52 per common share)	—	—	—	—	(159,037)	—	(159,037)
Equity based compensation expense	—	—	4,971	—	—	3	4,974
Preferred stock dividends	—	—	—	—	(641)	(648)	(1,289)
Other comprehensive loss	—	—	—	(492)	—	—	(492)
Issuance of common stock and OP Units	190	6	—	—	—	(6)	—
Conversion of OP Units into common stock	403	—	3,701	—	—	(3,701)	—
Share-based awards retained for taxes	—	—	(2,661)	—	—	—	(2,661)
Net income	—	—	—	—	147,017	76	147,093
Ending balance, June 30, 2017	304,936	$3,049	$3,330,885	$21,027	$(439,213)	$—	$2,915,748

Beginning balance, January 1, 2018	304,620	$3,046	$3,330,466	$24,211	$(449,375)	$—	$2,908,348
Common stock dividends ($0.55 per common share)	—	—	—	—	(167,063)	—	(167,063)
Equity based compensation expense	—	—	5,268	—	—	—	5,268
Other comprehensive income	—	—	—	4,152	—	—	4,152
Issuance of common stock and OP Units	170	2	—	—	—	—	2
Repurchases of common stock	(2,163)	(22)	(33,243)	—	—	—	(33,265)
Share-based awards retained for taxes	—	—	(1,855)	—	—	—	(1,855)
Net income	—	—	—	—	141,384	—	141,384
Ending balance, June 30, 2018	302,627	$3,026	$3,300,636	$28,363	$(475,054)	$—	$2,856,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$141,384	$147,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,717	190,801
Debt premium and discount amortization	(1,878)	(3,148)
Deferred financing cost amortization	3,313	3,574
Above- and below-market lease intangible amortization	(14,822)	(15,369)
Provisions for impairment	27,829	16,318
Gain on disposition of operating properties	(39,710)	(28,978)
Equity based compensation	5,268	4,974
Other	1,821	946
Loss on extinguishment of debt, net	423	1,340
Changes in operating assets and liabilities:
Receivables	8,697	(13,928)
Deferred charges and prepaid expenses	(15,054)	(21,975)
Other assets	3,643	(542)
Accounts payable, accrued expenses and other liabilities	(22,278)	1,088
Net cash provided by operating activities	280,353	282,194

Investing activities:
Improvements to and investments in real estate assets	(120,638)	(74,899)
Acquisitions of real estate assets	(7,453)	(111,790)
Proceeds from sales of real estate assets	239,404	107,090
Purchase of marketable securities	(16,524)	(12,975)
Proceeds from sale of marketable securities	13,197	13,715
Net cash provided by (used in) investing activities	107,986	(78,859)

Financing activities:
Repayment of secured debt obligations	(9,356)	(294,697)
Repayment of borrowings under unsecured revolving credit facility	(35,000)	(508,000)
Proceeds from borrowings under unsecured revolving credit facility	35,000	386,000
Proceeds from unsecured notes	—	893,916
Repayment of borrowings under unsecured term loan	(185,000)	(490,000)
Deferred financing costs	(440)	(7,925)
Distributions to common stockholders	(167,576)	(158,803)
Distributions to non-controlling interests	—	(1,390)
Repurchases of common shares	(33,265)	—
Repurchases of common shares in conjunction with equity award plans	(1,855)	(2,661)
Net cash used in financing activities	(397,492)	(183,560)

Net change in cash, cash equivalents and restricted cash	(9,153)	19,775
Cash, cash equivalents and restricted cash at beginning of period	110,777	102,869
Cash, cash equivalents and restricted cash at end of period	$101,624	$122,644

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$53,418	$54,479
Restricted cash	48,206	68,165
Cash, cash equivalents and restricted cash at end of period	$101,624	$122,644

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,169 and $1,696	$109,453	$111,101
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2018	December 31, 2017
Assets
Real estate
Land	$1,928,473	$1,984,309
Buildings and improvements	8,727,106	8,937,182
	10,655,579	10,921,491
Accumulated depreciation and amortization	(2,402,498)	(2,361,070)
Real estate, net	8,253,081	8,560,421

Cash and cash equivalents	53,390	56,908
Restricted cash	48,206	53,839
Marketable securities	31,007	27,787
Receivables, net of allowance for doubtful accounts of $17,426 and $17,205	219,992	232,111
Deferred charges and prepaid expenses, net	147,321	147,508
Other assets	97,303	75,103
Total assets	$8,850,300	$9,153,677

Liabilities
Debt obligations, net	$5,483,354	$5,676,238
Accounts payable, accrued expenses and other liabilities	510,222	569,340
Total liabilities	5,993,576	6,245,578

Commitments and contingencies (Note 13)

Capital
Partnership common units; 305,117,724 and 304,947,144 units issued and 302,627,414 and 304,620,186 units outstanding	2,828,346	2,883,875
Accumulated other comprehensive income	28,378	24,224
Total capital	2,856,724	2,908,099
Total liabilities and capital	$8,850,300	$9,153,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental income	$243,987	$253,777	$487,332	$503,398
Expense reimbursements	67,363	67,039	138,241	140,229
Other revenues	1,680	2,002	4,632	4,997
Total revenues	313,030	322,818	630,205	648,624

Operating expenses
Operating costs	33,881	33,025	69,371	70,450
Real estate taxes	44,947	44,064	90,672	90,531
Depreciation and amortization	91,334	96,870	181,717	190,801
Provision for doubtful accounts	949	1,757	3,364	2,807
Impairment of real estate assets	11,927	10,632	27,829	16,318
General and administrative	21,320	23,248	43,746	44,205
Total operating expenses	204,358	209,596	416,699	415,112

Other income (expense)
Dividends and interest	104	85	200	158
Interest expense	(55,200)	(57,443)	(110,371)	(113,174)
Gain on sale of real estate assets	28,262	20,173	39,710	28,978
Loss on extinguishment of debt, net	(291)	(78)	(423)	(1,340)
Other	(1,185)	(684)	(1,238)	(1,391)
Total other expense	(28,310)	(37,947)	(72,122)	(86,769)

Income before equity in income of unconsolidated joint venture	80,362	75,275	141,384	146,743
Equity in income of unconsolidated joint venture	—	163	—	350

Net income attributable to Brixmor Operating Partnership LP	$80,362	$75,438	$141,384	$147,093

Per common unit:
Net income attributable to partnership common units:
Basic	$0.27	$0.25	$0.47	$0.48
Diluted	$0.26	$0.25	$0.47	$0.48
Weighted average number of partnership common units:
Basic	302,776	304,914	303,468	304,900
Diluted	302,934	305,115	303,614	305,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Brixmor Operating Partnership LP	$80,362	$75,438	$141,384	$147,093
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(581)	(3,091)	4,192	(472)
Change in unrealized gain (loss) on marketable securities	47	(22)	(38)	(20)
Total other comprehensive income (loss)	(534)	(3,113)	4,154	(492)
Comprehensive income attributable to Brixmor Operating Partnership LP	$79,828	$72,325	$145,538	$146,601
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income	Total
Beginning balance, January 1, 2017	$2,905,378	$21,531	$2,926,909
Distributions to partners	(160,326)	—	(160,326)
Equity based compensation expense	4,974	—	4,974
Other comprehensive loss	—	(492)	(492)
Share-based awards retained for taxes	(2,661)	—	(2,661)
Net income attributable to Brixmor Operating Partnership LP	147,093	—	147,093
Ending balance, June 30, 2017	$2,894,458	$21,039	$2,915,497

Beginning balance, January 1, 2018	$2,883,875	$24,224	$2,908,099
Distributions to partners	(167,063)	—	(167,063)
Equity based compensation expense	5,268	—	5,268
Other comprehensive income	—	4,154	4,154
Issuance of OP Units	2	—	2
Repurchases of OP Units	(33,265)	—	(33,265)
Share-based awards retained for taxes	(1,855)	—	(1,855)
Net income attributable to Brixmor Operating Partnership LP	141,384	—	141,384
Ending balance, June 30, 2018	$2,828,346	$28,378	$2,856,724
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$141,384	$147,093
Adjustments to reconcile net income attributable to Brixmor Operating Partnership LP to net cash provided by operating activities:
Depreciation and amortization	181,717	190,801
Debt premium and discount amortization	(1,878)	(3,148)
Deferred financing cost amortization	3,313	3,574
Above- and below-market lease intangible amortization	(14,822)	(15,369)
Provisions for impairment	27,829	16,318
Gain on disposition of operating properties	(39,710)	(28,978)
Equity based compensation	5,268	4,974
Other	1,821	946
Loss on extinguishment of debt, net	423	1,340
Changes in operating assets and liabilities:
Receivables	8,697	(13,928)
Deferred charges and prepaid expenses	(15,054)	(21,975)
Other assets	3,643	(542)
Accounts payable, accrued expenses and other liabilities	(22,278)	1,088
Net cash provided by operating activities	280,353	282,194

Investing activities:
Improvements to and investments in real estate assets	(120,638)	(74,899)
Acquisitions of real estate assets	(7,453)	(111,790)
Proceeds from sales of real estate assets	239,404	107,090
Purchase of marketable securities	(16,524)	(12,973)
Proceeds from sale of marketable securities	13,197	13,715
Net cash provided by (used in) investing activities	107,986	(78,857)

Financing activities:
Repayment of secured debt obligations	(9,356)	(294,697)
Repayment of borrowings under unsecured revolving credit facility	(35,000)	(508,000)
Proceeds from borrowings under unsecured revolving credit facility	35,000	386,000
Proceeds from unsecured notes	—	893,916
Repayment of borrowings under unsecured term loan	(185,000)	(490,000)
Deferred financing costs	(440)	(7,925)
Partner distributions	(202,694)	(162,853)
Net cash used in financing activities	(397,490)	(183,559)

Net change in cash, cash equivalents and restricted cash	(9,151)	19,778
Cash, cash equivalents and restricted cash at beginning of period	110,747	102,835
Cash, cash equivalents and restricted cash at end of period	$101,596	$122,613

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$53,390	$54,448
Restricted cash	48,206	68,165
Cash, cash equivalents and restricted cash at end of period	$101,596	$122,613

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,169 and $1,696	$109,453	$111,101
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2018, the Company’s portfolio was comprised of 471 shopping centers totaling approximately 80 million square feet of gross leasable area (the “Portfolio”). In addition, the Company has one land parcel currently under development. The Company’s high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

Certain prior period balances in the accompanying unaudited Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation for the adoption of Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230).”

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2018 and December 31, 2017. Open tax years generally range from 2014 through 2017, but may vary by jurisdiction and issue.

New Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815).” ASU 2017-12 amends guidance to more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. ASU 2017-12 was early adopted by the Company on January 1, 2018. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

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

2. Acquisition of Real Estate
During the six months ended June 30, 2018, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price
Land adjacent to Arborland Center	Ann Arbor, MI	Jun-18	N/A	$5,554
Outparcel adjacent to Lehigh Shopping Center	Bethlehem, PA	Jun-18	12,739	1,899
			12,739	$7,453

(1)	No debt was assumed related to any of the listed acquisitions.

During the six months ended June 30, 2017, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price
Outparcel building adjacent to Annex of Arlington	Arlington Heights, IL	Feb-17	5,760	$1,006
Outparcel adjacent to Northeast Plaza	Atlanta, GA	Feb-17	N/A	1,537
Arborland Center	Ann Arbor, MI	Mar-17	403,536	102,268
Building adjacent to Preston Park	Plano, TX	Apr-17	31,080	4,015
Outparcel building adjacent to Cobblestone Village	St. Augustine, FL	May-17	4,403	1,306
Outparcel adjacent to Wynnewood Village	Dallas, TX	May-17	N/A	1,658
			444,779	$111,790

(1)	No debt was assumed related to any of the listed acquisitions.

The aggregate purchase price of the assets acquired during the six months ended June 30, 2018 and 2017, respectively, has been allocated as follows:

	Six Months Ended June 30,
Assets	2018	2017
Land	$5,554	$19,240
Buildings	1,431	75,286
Building and tenant improvements	238	9,177
Above-market leases(1)	—	2,381
In-place leases(2)	304	8,608
Total assets	7,527	114,692

Liabilities
Below-market leases(3)	74	2,902
Other liabilities	—	—
Total liabilities	74	2,902
Net assets acquired	$7,453	$111,790

(1)	The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the six months ended June 30, 2017 was 5.0 years.

(2)
The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the six months ended June 30, 2018 and 2017 was 4.8 years and 6.6 years, respectively.

(3)
The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the six months ended June 30, 2018 and 2017 was 4.8 years and 16.7 years, respectively.

During the three and six months ended June 30, 2018, the Company incurred transaction costs of $0.3 million, of which $0.1 million was capitalized and included in Buildings and tenant improvements on the Company's unaudited Condensed Consolidated Balance Sheets and $0.2 million was expensed and included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2017, the Company incurred transaction costs of $0.1 million and $0.4 million, respectively, which were capitalized and included in Buildings and tenant improvements on the Company’s unaudited Condensed Consolidated Balance Sheets.

3. Dispositions and Assets Held for Sale
During the three months ended June 30, 2018, the Company disposed of nine shopping centers and one partial shopping center for net proceeds of $134.7 million resulting in a gain of $27.8 million and impairment of $0.7 million. During the six months ended June 30, 2018, the Company disposed of 15 shopping centers, one partial shopping center and one outparcel for net proceeds of $238.9 million resulting in a gain of $39.2 million and impairment of $12.9 million. The Company had six properties held for sale as of June 30, 2018 with an aggregate carrying value of $51.5 million. In addition, during the three and six months ended June 30, 2018, the Company received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million.

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

There were no discontinued operations for the three and six months ended June 30, 2018 and 2017 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2018	December 31, 2017
Land	$1,928,473	$1,984,309
Buildings and improvements:
Buildings and tenant improvements(1)	7,989,715	8,145,085
Lease intangibles(2)	737,391	792,097
	10,655,579	10,921,491
Accumulated depreciation and amortization(3)	(2,402,498)	(2,361,070)
Total	$8,253,081	$8,560,421

(1)
As of June 30, 2018 and December 31, 2017, Buildings and tenant improvements included accrued amounts of $22.1 million and $22.8 million, respectively, related to construction in progress, net of any anticipated insurance proceeds.

(2)
As of June 30, 2018 and December 31, 2017, Lease intangibles consisted of $665.4 million and $715.1 million, respectively, of in-place leases and $72.0 million and $77.0 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(3)	As of June 30, 2018 and December 31, 2017, Accumulated depreciation and amortization included $603.9 million and $629.1 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of June 30, 2018 and December 31, 2017, the Company had intangible liabilities relating to below-market leases of $426.2 million and $463.3 million, respectively, and accumulated accretion of $274.7 million and $281.5 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization expense for the three months ended June 30, 2018 and 2017 was $8.0 million and $7.6 million, respectively. Below-market lease accretion income, net of above-market lease amortization expense for the six months ended June 30, 2018 and 2017 was $14.8 million and $15.4 million, respectively. These amounts are included in Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2018 and 2017 was $9.9 million and $13.4 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2018 and 2017 was $19.2 million and $25.5 million, respectively. These amounts are included in Depreciation and amortization in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2018 (remaining six months)	$(11,025)	$15,535
2019	(19,345)	25,812
2020	(15,739)	19,076
2021	(12,948)	13,639
2022	(10,737)	10,163

5. Impairments
On a periodic basis, management assesses whether there are any indicators, including changes in property operating performance, anticipated holding period and/or general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value.

The Company recognized the following impairments during the three months ended June 30, 2018:

Three Months Ended June 30, 2018
Property Name(1)	Location	GLA	Impairment Charge
County Line Plaza	Jackson, MS	221,127	$10,181
Roundtree Place(2)	Ypsilanti, MI	246,620	545
Parcel at Elk Grove Town Center	Elk Grove Village, IL	72,385	519
Dover Park Plaza	Yardville, NJ	56,638	438
Southland Shopping Plaza(2)	Toledo, OH	285,278	135
Mount Carmel Plaza	Glenside, PA	14,504	109
		896,552	$11,927

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the three months ended June 30, 2018.

The Company recognized the following impairments during the six months ended June 30, 2018:

Six Months Ended June 30, 2018
Property Name(1)	Location	GLA	Impairment Charge
County Line Plaza	Jackson, MS	221,127	$10,181
Southland Shopping Plaza(2)	Toledo, OH	285,278	7,077
Roundtree Place(2)	Ypsilanti, MI	246,620	4,317
Skyway Plaza	St. Petersburg, FL	110,799	3,639
Pensacola Square(2)	Pensacola, FL	142,767	1,345
Parcel at Elk Grove Town Center	Elk Grove Village, IL	72,385	519
Dover Park Plaza	Yardville, NJ	56,638	438
Crossroads Centre(2)	Fairview Heights, IL	242,752	204
Mount Carmel Plaza	Glenside, PA	14,504	109
		1,392,870	$27,829

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the six months ended June 30, 2018.

The Company recognized the following impairments during the three months ended June 30, 2017:

Three Months Ended June 30, 2017
Property Name(1)	Location	GLA	Impairment Charge
The Manchester Collection	Manchester, CT	342,247	$9,026
Renaissance Center East(2)	Las Vegas, NV	144,216	1,606
		486,463	$10,632

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2017.

The Company recognized the following impairments during the six months ended June 30, 2017:

Six Months Ended June 30, 2017
Property Name(1)	Location	GLA	Impairment Charge
The Manchester Collection	Manchester, CT	342,247	$9,026
The Plaza at Salmon Run	Watertown, NY	68,761	3,486
Smith’s	Socorro, NM	48,000	2,200
Renaissance Center East(2)	Las Vegas, NV	144,216	1,606
		603,224	$16,318

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2017.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based interest rate debt. During the three and six months ended June 30, 2018, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2018 and December 31, 2017 is as follows:

	Number of Instruments		Notional Amount
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Interest Rate Swaps	9	9	$1,400,000	$1,400,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of June 30, 2018 and December 31, 2017, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2018	December 31, 2017
Gross derivative assets	$28,612	$24,420
Gross derivative liabilities	—	—
Net derivative assets	$28,612	$24,420

The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in unrealized gain (loss) on interest rate swaps	$3,001	$(2,821)	$10,235	$(664)
Amortization (accretion) of interest rate swaps to interest expense	(3,582)	(270)	(6,043)	192
Change in unrealized gain (loss) on interest rate swaps, net	$(581)	$(3,091)	$4,192	$(472)

The Company estimates that $11.2 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2018 and 2017.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2018 and December 31, 2017, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of June 30, 2018 and December 31, 2017, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2018	December 31, 2017	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loans
Secured loans(2)(3)	$893,361	$902,717	4.40% – 6.50%	2020 – 2024
Net unamortized premium	12,472	15,321
Net unamortized debt issuance costs	(73)	(93)
Total secured loans, net	905,760	917,945

Notes payable
Unsecured notes(4)	3,218,453	3,218,453	3.25% – 7.97%	2022 – 2029
Net unamortized discount	(12,523)	(13,485)
Net unamortized debt issuance costs	(20,844)	(22,476)
Total notes payable, net	3,185,086	3,182,492

Unsecured Credit Facility and term loans
Unsecured $600 Million Term Loan(5)	600,000	600,000	3.40%	2019
Unsecured Credit Facility(6)	500,000	685,000	3.35%	2021
Unsecured $300 Million Term Loan(7)	300,000	300,000	3.88%	2024
Net unamortized debt issuance costs	(7,492)	(9,199)
Total Unsecured Credit Facility and term loans	1,392,508	1,575,801

Total debt obligations, net	$5,483,354	$5,676,238

(1)	The stated interest rates are as of June 30, 2018 and do not include the impact of the Company’s interest rate swap agreements (described below).

(2)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of June 30, 2018 of approximately $1.5 billion.

(3)	The weighted average stated interest rate on the Company’s secured loans was 6.16% as of June 30, 2018.

(4)	The weighted average stated interest rate on the Company’s unsecured notes was 3.81% as of June 30, 2018.

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

(6)
Effective November 1, 2016, the Company has in place 3 interest rate swap agreements that convert the variable interest rate on a $500.0 million term loan under the Company’s senior unsecured credit facility agreement, as amended July 25, 2016, (the “Unsecured Credit Facility”) to a fixed, combined interest rate of 1.11% (plus a spread of 135 bps) through July 30, 2021.

(7)
Effective July 28, 2017, the Company has in place one interest rate swap agreement that converts the variable interest rate on the Company's $300 million term loan agreement, as entered into July 28, 2017, (the "$300 Million Term Loan") to a fixed, combined interest rate of 0.82% (plus a spread of 190 bps) through July 31, 2018.

2018 Debt Transactions
During the six months ended June 30, 2018, the Company repaid a total of $185.0 million of unsecured term loan debt under the Company’s Unsecured Credit Facility and a $0.2 million secured loan. These repayments were funded primarily with disposition proceeds. During the six months ended June 30, 2018, the Company recognized a $0.4 million loss on extinguishment of debt, net as a result of debt transactions, which includes $0.3 million related to the release of certain properties from the collateral pool of a secured loan in conjunction with a $97.0 million prepayment during the year ended December 31, 2017.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2018.

Debt Maturities
As of June 30, 2018 and December 31, 2017, the Company had accrued interest of $35.4 million and $35.9 million outstanding, respectively. As of June 30, 2018, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2018 (remaining six months)	$8,762
2019	618,679
2020	672,695
2021	686,225
2022	500,000
Thereafter	3,025,453
Total debt maturities	5,511,814
Net unamortized premiums and discounts	(51)
Net unamortized debt issuance costs	(28,409)
Total debt obligations, net	$5,483,354

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2018		December 31, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$905,760	$934,976	$917,945	$963,702
Notes payable	3,185,086	3,122,331	3,182,492	3,224,877
Unsecured Credit Facility and term loans	1,392,508	1,400,961	1,575,801	1,586,206
Total debt obligations, net	$5,483,354	$5,458,268	$5,676,238	$5,774,785

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$31,226	$5,979	$25,247	$—
Interest rate derivatives	$28,612	$—	$28,612	$—

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$28,006	$725	$27,281	$—
Interest rate derivatives	$24,420	$—	$24,420	$—

(1)
As of June 30, 2018 and December 31, 2017, marketable securities included $0.2 million of net unrealized losses. As of June 30, 2018, the contractual maturities of the Company’s marketable securities are within the next five years.

Non-Recurring Fair Value
On a non-recurring basis, the Company evaluates the carrying value of its properties when events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value is determined by purchase price offers, market comparable data, third party appraisals or by discounted cash flow analysis. The cash flows utilized in such analyses are comprised of unobservable inputs which include forecasted rental revenue and expenses based upon market conditions and future expectations. Capitalization rates and discount rates utilized in these models are based upon unobservable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the six months ended June 30, 2018 and during the year ended December 31, 2017, excluding the properties sold prior to June 30, 2018 and December 31, 2017, respectively:

	Fair Value Measurements as of June 30, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)(3)	$30,344	$—	$—	$30,344	$14,886

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(4)(5)(6)	$73,303	$—	$—	$73,303	$17,195

(1)	Excludes properties disposed of prior to June 30, 2018.

(2)
The carrying value of properties remeasured to fair value based upon offers from third party buyers during the six months ended June 30, 2018 includes: (i) $16.8 million related to County Line Plaza, (ii) $6.9 million related to Dover Park Plaza, (iii) $2.7 million related to a parcel at Elk Grove Town Center, and (iv) $1.0 million related to Mount Carmel Plaza.

(3)
The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the six months ended June 30, 2018 includes $2.9 million related to Skyway Plaza. The capitalization rate of 9.3% and discount rate of 10.4% which were utilized in the discounted cash flow analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the investment.

(4)	Excludes properties disposed of prior to December 31, 2017.

(5)
The carrying value of properties remeasured to fair value based upon offers from third party buyers during the year ended December 31, 2017 includes: (i) $46.9 million related to The Manchester Collection, (ii) $2.4 million related to Fashion Square, and (iii) $14.3 million related to Crossroads Centre.

(6)
The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the year ended December 31, 2017 includes: (i) $7.8 million related to The Plaza at Salmon Run and (ii) $1.9 million related to Smith’s. The capitalization rates (ranging from 7.0% to 8.5%) and discount rates (ranging from 7.9% to 9.5%) which were utilized in the discounted cash flow analyses were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

9. Equity and Capital
Share Repurchase Program
In December 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of the Company’s common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the six months ended June 30, 2018, the Company repurchased approximately 2.2 million shares of common stock under the program at an average price per share of $15.36 for a total of approximately $33.2 million. The Company incurred commissions of less than $0.1 million in conjunction with the program for the six months ended June 30, 2018.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy statutory minimum tax withholding obligations. During the six months ended June 30, 2018 and 2017, the Company withheld 0.1 million shares.

Dividends and Distributions
During the three months ended June 30, 2018 and 2017, the Company declared common stock dividends and OP Unit distributions of $0.275 per share/unit and $0.260 per share/unit, respectively. As of June 30, 2018 and December 31, 2017, the Company had declared but unpaid common stock dividends and OP Unit distributions of $85.1 million and

$85.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
As of June 30, 2018, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100.0% of the outstanding OP Units. During the six months ended June 30, 2017, the Company exchanged 0.4 million shares of the Company’s common stock for an equal number of outstanding OP Units held by certain members of the Parent Company's current and former management.

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

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based vesting conditions, which contain a threshold, target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.8 million and 0.6 million for the six months ended June 30, 2018 and year ended December 31, 2017, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted under the Plan, fair value is based on the Company grant date stock price. For the market-based RSUs granted during the six months ended June 30, 2018 and year ended December 31, 2017, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 29.0% to 32.0% and 22.0% to 23.0%, respectively; (ii) a weighted average risk-free interest rate of 2.43% to 2.53% and 1.20% to 1.41%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.6% and 4.0% to 4.6%, respectively.

During the three months ended June 30, 2018 and 2017, the Company recognized $2.8 million of equity compensation expense. During the six months ended June 30, 2018 and 2017, the Company recognized $5.3 million and $5.0 million of equity compensation expense, respectively. These amounts are included in General and administrative expense in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2018, the Company had $17.4 million of total unrecognized compensation expense related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.3 years.

11.     Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. Certain restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such stockholders have rights to receive non-forfeitable dividends. Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Company's common stock.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Computation of Basic Earnings Per Share:
Net income	$80,362	$75,438	$141,384	$147,093
Net income attributable to non-controlling interests	—	—	—	(76)
Non-forfeitable dividends on unvested restricted shares	(90)	(10)	(139)	(21)
Preferred stock dividends	—	(39)	—	(39)
Net income attributable to the Company’s common stockholders for basic earnings per share	$80,272	$75,389	$141,245	$146,957

Weighted average number shares outstanding – basic	302,776	304,914	303,468	304,743

Basic earnings per share attributable to the Company’s common stockholders:
Net income	$0.27	$0.25	$0.47	$0.48

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for basic earnings per share	$80,272	$75,389	$141,245	$146,957
Allocation of net income to dilutive convertible non-controlling interests	—	—	—	76
Net income attributable to the Company’s common stockholders for diluted earnings per share	$80,272	$75,389	$141,245	$147,033

Weighted average shares outstanding – basic	302,776	304,914	303,468	304,743
Effect of dilutive securities:
Conversion of OP Units	—	—	—	157
Equity awards	158	201	146	225
Weighted average shares outstanding – diluted	302,934	305,115	303,614	305,125

Diluted earnings per share attributable to the Company’s common stockholders:
Net income	$0.26	$0.25	$0.47	$0.48

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$80,362	$75,438	$141,384	$147,093
Non-forfeitable dividends on unvested restricted units	(90)	(10)	(139)	(21)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$80,272	$75,428	$141,245	$147,072

Weighted average number common units outstanding – basic	302,776	304,914	303,468	304,900

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income	$0.27	$0.25	$0.47	$0.48

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$80,272	$75,428	$141,245	$147,072

Weighted average common units outstanding – basic	302,776	304,914	303,468	304,900
Effect of dilutive securities:
Equity awards	158	201	146	225
Weighted average common units outstanding – diluted	302,934	305,115	303,614	305,125

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income	$0.26	$0.25	$0.47	$0.48

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

On December 13, 2017, the United States District Court for the Southern District of New York granted final approval of the settlement of the previously disclosed putative securities class action complaint filed in March 2016 by the Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds related to the review conducted by the Audit Committee of the Board of Directors. Pursuant to the approved settlement, without any admission of liability, the Company will pay $28.0 million to settle the claims. This amount is within the coverage amount of the Company’s applicable insurance policies and has been funded into escrow by the insurance carriers. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the class action litigation. During the six months ended June 30, 2018, $8.5 million of the settlement amount was released from escrow per the court approved settlement agreement for the payment of plaintiff’s legal fees. The remaining settlement balance of $19.5 million remains in escrow pending final class distribution.

As of June 30, 2018, the $19.5 million amount is included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets. Because the settlement amount is within the coverage amount of the Company’s applicable insurance policies, the Company accrued a receivable of $19.5 million as of June 30, 2018. This amount is included in Accounts receivable, net in the Company’s unaudited Condensed Consolidated Balance Sheets.

As previously disclosed, certain institutional investors elected to opt out of the class action settlement and accordingly were not bound by the release and will not receive any of the class action settlement proceeds. On June 20, 2018, the Company and the former officers referenced above were named as defendants in a complaint filed by all remaining equity opt out investors in the Supreme Court for the State of New York in New York County.  The Complaint, captioned Cohen & Steers Global Realty Shares, Inc., et al v. Brixmor Property Group Inc., et al. (Case No. 653091/2018), was filed on behalf of thirteen commonly managed investment funds that opted out of the federal class action settlement, and asserts fraud claims under New York law.  The claims are based on the facts described in the Company’s February 8, 2016 press release and Form 8-K.  The Company believes it has valid defenses in this action and intends to vigorously defend itself.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers that it operates and enters into office leases for administrative space. During the three months ended June 30, 2018 and 2017, the Company recognized rent expense associated with these leases of $1.8 million. During the six months ended June 30, 2018 and 2017, the Company recognized rent expense associated with these leases of $3.5 million and $3.7 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2018 (remaining six months)	$3,654
2019	7,252
2020	7,265
2021	7,473
2022	7,547
Thereafter	73,966
Total minimum annual rental commitments	$107,157

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

As of June 30, 2018 and December 31, 2017, there were no material receivables from or payables to related parties.

15. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2018 for recognition or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2018 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States, comprised primarily of community and neighborhood shopping centers. As of June 30, 2018, our portfolio consisted of 471 shopping centers (the “Portfolio”) with approximately 80 million square feet of GLA. In addition, we have one land parcel currently under development. Our high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”), and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of June 30, 2018, our three largest tenants by annualized base rent are The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2017, and intends to satisfy such requirements for subsequent taxable years.

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

We believe the following set of competitive advantages positions us to successfully execute on our key strategies:

•
Expansive Retailer Relationships – We believe that the scale of our asset base and our nationwide footprint represent competitive advantages in supporting the growth objectives of the nation’s largest retailers. We believe that we are one of the largest landlords by GLA to TJX Companies and Kroger, as well as a key landlord to most major grocers and retail category leaders. We believe that our strong relationships with leading retailers afford us insight into their strategies and priority access to their expansion plans.

•
Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia and San Diego, as well as our 11 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence while also benefitting from the regional and local expertise of our workforce.

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

Other Factors That May Influence our Future Results
We derive our revenues primarily from rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us under contractual lease obligations for their proportional share of a property’s operating costs, real estate taxes and insurance and certain capital expenditures related to the maintenance of the properties.

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

Our operating costs represent property-related costs, such as repairs and maintenance, landscaping, snow removal, utilities, property insurance, security, ground rent related to properties for which we are the lessee and various other property related costs. Increases in our operating costs, to the extent they are not offset by increases in revenue, may impact our overall performance. For a further discussion of these and other factors that could impact our future results, see Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

Leasing Highlights
As of June 30, 2018, billed and leased occupancy was 89.4% and 92.5%, respectively, as compared to 89.9% and 92.0%, respectively, as of June 30, 2017.

The following table summarizes our executed leasing activity for the three months ended June 30, 2018 and 2017 (dollars in thousands, except for per square foot (“PSF”) amounts):

Three Months Ended June 30, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	576	3,396,474	$14.83	$7.60	$1.37	11.2%
New and renewal leases	464	2,077,701	16.62	12.23	2.19	14.3%
New leases	176	1,013,676	14.89	23.52	4.46	28.7%
Renewal leases	288	1,064,025	18.27	1.47	0.03	10.4%
Option leases	112	1,318,773	12.00	0.30	0.08	6.4%

Three Months Ended June 30, 2017
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	511	2,896,416	$14.68	$6.78	$1.11	13.7%
New and renewal leases	437	1,870,289	16.65	10.50	1.72	16.8%
New leases	162	795,344	16.51	21.48	3.91	36.1%
Renewal leases	275	1,074,945	16.75	2.38	0.10	11.5%
Option leases	74	1,026,127	11.09	—	—	7.6%

(1)	Includes tenant-specific landlord work.

(2)	Based on comparable leases only.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

The following table summarizes our executed leasing activity for the six months ended June 30, 2018 and 2017 (dollars in thousands, except for PSF amounts):

Six Months Ended June 30, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	1,016	6,141,554	$14.65	$8.18	$1.49	12.6%
New and renewal leases	859	4,123,789	15.91	12.08	2.19	15.5%
New leases	327	2,056,202	14.68	22.30	4.37	33.2%
Renewal leases	532	2,067,587	17.14	1.92	0.02	9.5%
Option leases	157	2,017,765	12.06	0.20	0.05	7.1%

Six Months Ended June 30, 2017
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	947	5,560,479	$14.58	$7.43	$1.13	13.5%
New and renewal leases	800	3,722,288	15.90	11.09	1.68	16.6%
New leases	314	1,599,302	15.49	22.64	3.76	36.4%
Renewal leases	486	2,122,986	16.20	2.38	0.12	10.6%
Option leases	147	1,838,191	11.91	0.02	—	7.7%

(1)	Includes tenant-specific landlord work.

(2)	Based on comparable leases only.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

Acquisition Activity

•	During the six months ended June 30, 2018, we acquired one land parcel and one outparcel for an aggregate purchase price of $7.5 million.

•	During the six months ended June 30, 2017, we acquired one shopping center, one building, two outparcel buildings and two outparcels for an aggregate purchase price of $111.8 million.

Disposition Activity

•
During the six months ended June 30, 2018, we disposed of 15 shopping centers, one partial shopping center and one outparcel for net proceeds of $238.9 million resulting in an aggregate gain of $39.2 million and aggregate impairment of $12.9 million. In addition, during the six months ended June 30, 2018, we received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million.

•	During the six months ended June 30, 2017, we disposed of six shopping centers and two outparcel buildings for net proceeds of $107.1 million resulting in an aggregate gain of $29.0 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017
Revenues (in thousands)

	Three Months Ended June 30,
	2018	2017	$ Change
Revenues
Rental income	$243,987	$253,777	$(9,790)
Expense reimbursements	67,363	67,039	324
Other revenues	1,680	2,002	(322)
Total revenues	$313,030	$322,818	$(9,788)

Rental income
The decrease in rental income for the three months ended June 30, 2018 of $9.8 million, as compared to the corresponding period in 2017, was primarily due to (i) a $5.2 million decrease in base rent; (ii) a $3.1 million decrease in straight-line rent; and (iii) a $2.2 million decrease in lease termination fees; partially offset by (iv) a $0.6 million increase in ancillary and other income; and (v) a $0.1 million increase in amortization of above- and below-market leases and tenant inducements, net. The decrease in base rent was due to a $9.0 million decrease related to net disposition activity, partially offset by a $3.8 million increase in base rent for the remaining portfolio. The increase in base rent for the remaining portfolio was primarily driven by contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 12.6% during the six months ended June 30, 2018 and the year ended December 31, 2017, partially offset by a decline in billed occupancy.

Expense reimbursements
The increase in expense reimbursements for the three months ended June 30, 2018 of $0.3 million, as compared to the corresponding period in 2017, was primarily due to an increase in operating costs and reimbursable real estate taxes, net of disposition activity.

Other revenues
The decrease in other revenues for the three months ended June 30, 2018 of $0.3 million, as compared to the corresponding period in 2017, was primarily due to a decrease in percentage rents.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2018	2017	$ Change
Operating expenses
Operating costs	$33,881	$33,025	$856
Real estate taxes	44,947	44,064	883
Depreciation and amortization	91,334	96,870	(5,536)
Provision for doubtful accounts	949	1,757	(808)
Impairment of real estate assets	11,927	10,632	1,295
General and administrative	21,320	23,248	(1,928)
Total operating expenses	$204,358	$209,596	$(5,238)

Operating costs
The increase in operating costs for the three months ended June 30, 2018 of $0.9 million, as compared to the corresponding period in 2017, was primarily due to an increase in repair and maintenance costs, partially offset by a $2.0 million decrease in operating costs due to net disposition activity.

Real estate taxes
The increase in real estate taxes for the three months ended June 30, 2018 of $0.9 million, as compared to the corresponding period in 2017, was primarily due to a decrease in favorable appeals and an increase in tax rates and assessments from several jurisdictions, partially offset by a $1.3 million decrease in real estate taxes due to net disposition activity.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended June 30, 2018 of $5.5 million, as compared to the corresponding period in 2017, was primarily due to the continued decrease in acquired in-place lease intangibles, as well as net disposition activity.

Provision for doubtful accounts
The decrease in the provision for doubtful accounts for the three months ended June 30, 2018 of $0.8 million, as compared to the corresponding period in 2017, was primarily due to decreased tenant bankruptcy reserves during the three months ended June 30, 2018.

Impairment of real estate assets
During the three months ended June 30, 2018, aggregate impairment of $11.9 million was recognized on two shopping centers as a result of disposition activity and four shopping centers as a result of a change in the estimated hold period of these properties in connection with our capital recycling program. During the three months ended June 30, 2017, aggregate impairment of $10.6 million was recognized on two operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the three months ended June 30, 2018 of $1.9 million, as compared to the corresponding period in 2017, was primarily due to decreased non-routine legal expenses, professional fees and severance expenses.

During the three months ended June 30, 2018 and 2017, construction compensation costs of $2.8 million and $1.9 million, respectively, were capitalized to building and improvements and leasing compensation costs of $3.5 million were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2018	2017	$ Change
Other income (expense)
Dividends and interest	$104	$85	$19
Interest expense	(55,200)	(57,443)	2,243
Gain on sale of real estate assets	28,262	20,173	8,089
Loss on extinguishment of debt, net	(291)	(78)	(213)
Other	(1,185)	(684)	(501)
Total other expense	$(28,310)	$(37,947)	$9,637

Dividends and interest
Dividends and interest remained generally consistent for the three months ended June 30, 2018 as compared to the corresponding period in 2017.

Interest expense
The decrease in interest expense for the three months ended June 30, 2018 of $2.2 million, as compared to the corresponding period in 2017, was primarily due to (i) debt obligations refinanced at lower rates; and (ii) lower overall debt obligations; partially offset by (iii) a decrease in debt premium amortization, net of discounts.

Gain on sale of real estate assets
During the three months ended June 30, 2018, seven shopping centers and one partial shopping center were disposed for net proceeds of $120.0 million resulting in an aggregate gain of $27.8 million. In addition, during the three months ended June 30, 2018, we received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million. During the three months ended June 30, 2017, three shopping centers and two outparcel buildings were disposed for net proceeds of $73.0 million resulting in an aggregate gain of $20.2 million.

Loss on extinguishment of debt, net
During the three months ended June 30, 2018, we repaid $135.0 million of unsecured term loan debt under our senior unsecured credit facility agreement, as amended July 25, 2016 (the “Unsecured Credit Facility”), and a $0.2 million secured loan. During the three months ended June 30, 2018, we recognized a $0.3 million loss on extinguishment of debt, net as a result of debt transactions, which includes $0.3 million related to the release of certain properties from the collateral pool of a secured loan in conjunction with a $97.0 million prepayment during the year ended December 31, 2017. During the three months ended June 30, 2017, we repaid $283.3 million of secured loans and $100.0 million of unsecured term loan debt under our Unsecured Credit Facility. During the three months ended June 30, 2017, we recognized a $0.1 million loss on extinguishment of debt, net as a result of debt transactions.

Other
The increase in other expense, net for the three months ended June 30, 2018 of $0.5 million, as compared to the corresponding period in 2017, was primarily due to a decrease in a tenant litigation settlement reserve in 2017.

Equity in Income of Unconsolidated Joint Venture (in thousands)

	Three Months Ended June 30,
	2018	2017	$ Change
Equity in income of unconsolidated joint venture	$—	$163	$(163)

Equity in income of unconsolidated joint venture
The decrease in equity in income of unconsolidated joint venture for the three months ended June 30, 2018 of $0.2 million, as compared to the corresponding period in 2017, was due to the disposition of our unconsolidated joint venture interest during the year ended December 31, 2017.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
Revenues (in thousands)

	Six Months Ended June 30,
	2018	2017	$ Change
Revenues
Rental income	$487,332	$503,398	$(16,066)
Expense reimbursements	138,241	140,229	(1,988)
Other revenues	4,632	4,997	(365)
Total revenues	$630,205	$648,624	$(18,419)

Rental income
The decrease in rental income for the six months ended June 30, 2018 of $16.1 million, as compared to the corresponding period in 2017, was primarily due to (i) a $9.1 million decrease in base rent; (ii) a $5.2 million decrease in straight-line rent; (iii) a $1.4 million decrease in lease termination fees; and (iv) a $1.3 million decrease in amortization of above- and below-market leases and tenant inducements, net; partially offset by (v) a $0.9 million increase in ancillary and other income. The decrease in base rent is due to a $16.0 million decrease related to net disposition activity, partially offset by a $6.9 million increase in base rent for the remaining portfolio. The increase in base rent for the remaining portfolio was driven primarily by contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 12.6% during the six months ended June 30, 2018 and the year ended December 31, 2017, partially offset by a decline in billed occupancy.

Expense reimbursements
The decrease in expense reimbursements for the six months ended June 30, 2018 of $2.0 million, as compared to the corresponding period in 2017, was primarily due to a $3.0 million decrease in expense reimbursements due to net disposition activity, partially offset by a $1.0 million increase in expense reimbursements for the remaining portfolio. The increase in expense reimbursements for the remaining portfolio was driven primarily by higher reimbursable operating costs and real estate taxes.

Other revenues
The decrease in other revenues for the six months ended June 30, 2018 of $0.4 million, as compared to the corresponding period in 2017, was primarily due to a decrease in percentage rents.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2018	2017	$ Change
Operating expenses
Operating costs	$69,371	$70,450	$(1,079)
Real estate taxes	90,672	90,531	141
Depreciation and amortization	181,717	190,801	(9,084)
Provision for doubtful accounts	3,364	2,807	557
Impairment of real estate assets	27,829	16,318	11,511
General and administrative	43,746	44,205	(459)
Total operating expenses	$416,699	$415,112	$1,587

Operating costs
The decrease in operating costs for the six months ended June 30, 2018 of $1.1 million, as compared to the corresponding period in 2017, was primarily due to a $3.5 million decrease in operating costs due to net disposition activity, partially offset by an increase in repair and maintenance and other operating costs for the remaining portfolio.

Real estate taxes
The increase in real estate taxes for the six months ended June 30, 2018 of $0.1 million, as compared to the corresponding period in 2017, was primarily due to increased tax rates and assessments from several jurisdictions, partially offset by a $1.8 million decrease in real estate taxes due to net disposition activity.

Depreciation and amortization
The decrease in depreciation and amortization for the six months ended June 30, 2018 of $9.1 million, as compared to the corresponding period in 2017, was primarily due to the continued decrease in acquired in-place lease intangibles, as well as net disposition activity.

Provision for doubtful accounts
The increase in the provision for doubtful accounts for the six months ended June 30, 2018 of $0.6 million, as compared to the corresponding period in 2017, was primarily due to increased recoveries of previously reserved receivables during the six months ended June 30, 2017.

Impairment of real estate assets
During the six months ended June 30, 2018, aggregate impairment of $27.8 million was recognized on four shopping centers as a result of disposition activity and five operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program. During the six months ended June 30, 2017, aggregate impairment of $16.3 million was recognized on four operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the six months ended June 30, 2018 of $0.5 million, as compared to the corresponding period in 2017, was primarily due to decreased non-routine legal expenses and professional fees, partially offset by increased payroll expenses.

During the six months ended June 30, 2018 and 2017, construction compensation costs of $5.0 million and $4.0 million, respectively, were capitalized to building and improvements and leasing compensation costs of $7.1 million and $7.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2018	2017	$ Change
Other income (expense)
Dividends and interest	$200	$158	$42
Interest expense	(110,371)	(113,174)	2,803
Gain on sale of real estate assets	39,710	28,978	10,732
Loss on extinguishment of debt, net	(423)	(1,340)	917
Other	(1,238)	(1,391)	153
Total other expense	$(72,122)	$(86,769)	$14,647

Dividends and interest
Dividends and interest remained generally consistent for the six months ended June 30, 2018 as compared to the corresponding period in 2017.

Interest expense
The decrease in interest expense for the six months ended June 30, 2018 of $2.8 million, as compared to the corresponding period in 2017, was primarily due to (i) debt obligations refinanced at lower rates; and (ii) lower overall debt obligations; partially offset by (iii) a decrease in debt premium amortization, net of discounts.

Gain on sale of real estate assets
During the six months ended June 30, 2018, 12 shopping centers, one partial shopping center and one outparcel were disposed for net proceeds of $209.9 million resulting in an aggregate gain of $39.2 million. In addition, during the six months ended June 30, 2018, we received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million. During the six months ended June 30, 2017, six shopping centers and two outparcel buildings were disposed for net proceeds of $107.1 million resulting in an aggregate gain of $29.0 million.

Loss on extinguishment of debt, net
During the six months ended June 30, 2018, we repaid $185.0 million of unsecured term loan debt under our Unsecured Credit Facility and a $0.2 million secured loan. During the six months ended June 30, 2018, we recognized a $0.4 million loss on extinguishment of debt, net as a result of debt transactions, which includes $0.3 million related to the release of certain properties from the collateral pool of a secured loan in conjunction with a $97.0 million prepayment during the year ended December 31, 2017. During the six months ended June 30, 2017, we repaid $283.3 million of secured loans and $490.0 million of unsecured term loan debt under our Unsecured Credit Facility. During the six months ended June 30, 2017, we recognized a $1.3 million loss on extinguishment of debt, net as a result of debt transactions.

Other
Other expense, net remained generally consistent for the six months ended June 30, 2018 as compared to the corresponding period in 2017.

Equity in Income of Unconsolidated Joint Venture (in thousands)

	Six Months Ended June 30,
	2018	2017	$ Change
Equity in income of unconsolidated joint venture	$—	$350	$(350)

Equity in income of unconsolidated joint venture
The decrease in equity in income of unconsolidated joint venture for the six months ended June 30, 2018 of $0.4 million, as compared to the corresponding period in 2017, was due to the disposition of our unconsolidated joint venture interest during the year ended December 31, 2017.

Liquidity and Capital Resources
We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months and beyond for all anticipated uses, including all scheduled principal and interest payments on our outstanding indebtedness, current and anticipated tenant and other capital improvements, stockholder distributions to maintain our qualification as a REIT and other obligations associated with conducting our business.

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing Unsecured Credit Facility;

•	issuance of long-term debt;

•	dispositions; and

•	issuance of equity securities.
Uses

•	recurring maintenance capital expenditures;

•	leasing related capital expenditures;

•	anchor space repositioning, redevelopment, development and other value enhancing expenditures;

•	debt repayments;

•	acquisitions;

•	dividend/distribution payments; and

•	repurchases of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of June 30, 2018, our $1.25 billion revolving credit facility was undrawn and we had outstanding letters of credit totaling $5.2 million, which reduced the available liquidity under our revolving credit facility. We intend to continue to enhance our financial and operational flexibility through the additional laddering and extension of the duration of our debt and expansion of our unencumbered asset base.

During the six months ended June 30, 2018, we repaid a total of $185.0 million of unsecured term loan debt under our Unsecured Credit Facility and a $0.2 million secured loan. These repayments were funded primarily with disposition proceeds. During the six months ended June 30, 2018, we recognized a $0.4 million loss on extinguishment of debt, net as a result of debt transactions, which includes $0.3 million related to the release of certain properties from the collateral pool of a secured loan in conjunction with a $97.0 million prepayment during the year ended December 31, 2017.

In 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of our common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the six months ended June 30, 2018, we repurchased approximately 2.2 million shares of common stock under the program at an average price per share of $15.36 for a total of approximately $33.2 million. We incurred commissions of less than $0.1 million in conjunction with the program for the six months ended June 30, 2018.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital and operating fundamentals, among other things.  We generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for reinvestment in our Portfolio, debt reduction, acquisitions of new properties, share repurchases, and other investments as suitable opportunities arise. Cash dividends paid to common stockholders and OP Unitholders for the six months ended June 30, 2018 and 2017 were $167.6 million and $158.9 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.275 per common share in April 2018 for the second quarter of 2018. The dividend was paid on July 16, 2018 to stockholders of record on July 6, 2018. Our Board of Directors declared a quarterly cash dividend of $0.275 per common share in July 2018 for the third quarter of 2018. The dividend is payable on October 15, 2018 to stockholders of record on October 5, 2018.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$280,353	$282,194
Net cash provided by (used in) investing activities	107,986	(78,859)
Net cash used in financing activities	(397,492)	(183,560)

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$280,353	$282,194
Net cash provided by (used in) investing activities	107,986	(78,857)
Net cash used in financing activities	(397,490)	(183,559)

Cash, cash equivalents and restricted cash for BPG and the Operating Partnership were $101.6 million and $122.6 million as of June 30, 2018 and 2017, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses and interest expense.

During the six months ended June 30, 2018, our net cash provided by operating activities decreased $1.8 million as compared to the corresponding period in 2017. The decrease is primarily due to (i) a decrease in total net operating income due to net disposition activity; and (ii) a decrease in lease settlement income; partially offset by (iii) an increase in net working capital; (iv) a decrease in cash outflows for interest expense; and (v) a decrease in cash outflows for general and administrative expense.

Investing Activities
Net cash provided by (used in) investing activities is impacted by the nature, timing and extent of acquisition and disposition activity as well as improvements to and investments in our shopping centers, including capital expenditures associated with leasing and redevelopment efforts. Capital used to fund these activities can vary significantly from period to period based on the volume and timing of such activities.

During the six months ended June 30, 2018, our net cash provided by investing activities increased $186.8 million as compared to the corresponding period in 2017. The increase was primarily due to (i) an increase of $132.3 million in proceeds from sales of real estate assets and (ii) a decrease of $104.3 million in acquisitions of real estate assets, partially offset by (iii) an increase of $45.7 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the six months ended June 30, 2018 and 2017, we expended $120.6 million and $74.9 million, respectively, on improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing anchor space repositioning, redevelopment, development and other opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of June 30, 2018, we had 56 projects in process with an aggregate anticipated cost of $329.7 million, of which $133.8 million has been incurred to date.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can enhance our concentration in attractive retail submarkets and the long-term growth rate of our Portfolio. During the six months ended June 30, 2018, we acquired one land parcel and one outparcel for $7.5 million.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our Portfolio. During the six months ended June 30, 2018, we disposed of 15 shopping centers, one partial shopping center and one outparcel for net proceeds of $238.9 million. In addition, during the six months ended June 30, 2018, we received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million.

Financing Activities
Net cash used in financing activities is impacted by the nature, timing and magnitude of issuances of debt and equity securities, as well as principal and other payments associated with our outstanding indebtedness.

During the six months ended June 30, 2018, our net cash used in financing activities increased $213.9 million as compared to the corresponding period in 2017. The increase was primarily due to (i) a $181.6 million decrease in debt borrowings, net of repayments, (ii) an increase of $32.5 million in repurchases of common stock, and (iii) an increase of $7.4 million in distributions to common stockholders, partners and non-controlling interests, partially offset by (iv) a decrease of $7.5 million in deferred financing costs.

Contractual Obligations
Our contractual obligations relate to our debt, including secured loans, unsecured notes payable and unsecured credit facilities, with maturities ranging from one year to 12 years, in addition to non-cancelable operating leases pertaining to shopping centers where we are the lessee and to our administrative offices.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding extension options) as of June 30, 2018:

Contractual Obligations (in thousands)	Payment due by period
	2018 (Remaining six months)	2019	2020	2021	2022	Thereafter	Total
Debt(1)	$8,762	$618,679	$672,695	$686,225	$500,000	$3,025,453	$5,511,814
Interest payments(2)	106,337	200,520	186,053	139,003	130,984	287,981	1,050,878
Operating leases	3,654	7,252	7,265	7,473	7,547	73,966	107,157
Total	$118,753	$826,451	$866,013	$832,701	$638,531	$3,387,400	$6,669,849

(1)	Debt includes scheduled principal amortization and maturities for secured loans, unsecured notes payable and unsecured credit facilities.

(2)
As of June 30, 2018, we incur variable rate interest on (i) a $600.0 million term loan under our $600 Million Term Loan; (ii) a $500.0 million term loan under our Unsecured Credit Facility, and (iii) a $300 million term loan under our $300 Million Term Loan. We have in-place nine interest rate swap agreements with an aggregate notional value of $1.4 billion, which effectively convert the variable interest payments to fixed interest payments. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Our reconciliation of net income to NAREIT FFO for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Net income	$80,362	$75,438		$141,384	$147,093
Gain on disposition of operating properties	(28,262)	(20,173)		(39,710)	(28,978)
Depreciation and amortization-real estate related-continuing operations	90,236	95,939		179,588	188,941
Depreciation and amortization-real estate related-unconsolidated joint venture	—	39		—	56
Impairment of operating properties	11,927	10,632		27,829	16,318
NAREIT FFO	$154,263	$161,875	—	$309,091	$323,430
NAREIT FFO per share/OP Unit – diluted	$0.51	$0.53		$1.02	$1.06
Weighted average shares/OP Units outstanding – basic and diluted(1)	302,934	305,115		303,614	305,125

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

Same Property Net Operating Income
Same property net operating income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development), as total property revenues (base rent, ancillary and other, expense reimbursements, and percentage rents) less direct property operating expenses (operating costs, real estate taxes and provision for doubtful accounts). Same property NOI excludes (i) corporate level income (including management, transaction, and other fees), (ii) lease termination fees, (iii) straight-line rental income, (iv) amortization of above- and below-market rent and tenant inducements, (v) straight-line ground rent expense, and (vi) income / expense associated with the Company’s captive insurance company.

We believe same property NOI assists investors in analyzing our comparative operating and financial performance because it eliminates disparities in NOI due to the acquisition, disposition or stabilization of development properties during the period presented, and therefore provides a more consistent metric for comparing the operating performance of a company’s real estate between periods.

Comparison of the Three and Six Months Ended June 30, 2018 to the Three and Six Months Ended June 30, 2017

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change

Number of properties	466	466	—	465	465	—
Percent billed	89.4%	89.9%	(0.5%)	89.4%	89.9%	(0.5%)
Percent leased	92.4%	92.1%	0.3%	92.5%	92.1%	0.4%

Revenues
Base rent	$223,609	$220,076	$3,533	$442,992	$436,324	$6,668
Ancillary and other	4,519	3,744	775	8,348	7,176	1,172
Expense reimbursements	66,233	64,040	2,193	133,217	132,602	615
Percentage rents	1,672	1,864	(192)	4,598	4,749	(151)
	296,033	289,724	6,309	589,155	580,851	8,304
Operating expenses
Operating costs	(32,993)	(30,835)	(2,158)	(66,504)	(65,244)	(1,260)
Real estate taxes	(44,196)	(42,053)	(2,143)	(87,549)	(85,715)	(1,834)
Provision for doubtful accounts	(672)	(1,707)	1,035	(3,021)	(2,568)	(453)
	(77,861)	(74,595)	(3,266)	(157,074)	(153,527)	(3,547)
Same property NOI	$218,172	$215,129	$3,043	$432,081	$427,324	$4,757

NOI margin	73.7%	74.3%		73.3%	73.6%
Expense recovery ratio	85.8%	87.9%		86.5%	87.8%

The following table provides a reconciliation of net income attributable to common stockholders to same property NOI for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Net income attributable to common stockholders	$80,362	$75,399		$141,384	$146,978
Adjustments:
Non-same property NOI	(3,879)	(12,393)		(12,862)	(27,652)
Lease termination fees	(365)	(2,575)		(1,896)	(3,241)
Straight-line rental income, net	(3,784)	(6,835)		(6,881)	(12,085)
Amortization of above- and below-market leases and tenant inducements, net	(7,083)	(7,016)		(13,138)	(14,470)
Fee income	—	(56)		—	(137)
Straight-line ground rent expense	30	32		60	73
Depreciation and amortization	91,334	96,870		181,717	190,801
Impairment of real estate assets	11,927	10,632		27,829	16,318
General and administrative	21,320	23,248		43,746	44,205
Total other expense	28,310	37,947		72,122	86,769
Equity in income of unconsolidated joint venture	—	(163)		—	(350)
Net income attributable to non-controlling interests	—	—		—	76
Preferred stock dividends	—	39		—	39
Same property NOI	$218,172	$215,129	—	$432,081	$427,324

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of the Company’s common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended June 30, 2018, the Company repurchased 241,600 shares of common stock under the Company’s share repurchase program at an average price per share of $14.47 for a total of approximately $3.5 million. The Company incurred commissions of less than $0.1 million in conjunction with the program for the three months ended June 30, 2018.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased (in millions)
April 1, 2018 to April 30, 2018	—	$—	—	$364.4
May 1, 2018 to May 31, 2018	241,600	14.47	241,600	360.9
June 1, 2018 to June 30, 2018	—	—	—	360.9
Total	241,600	$14.47	241,600

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

BRIXMOR PROPERTY GROUP INC.

Date: July 30, 2018	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 30, 2018	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2018	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: July 30, 2018	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 30, 2018	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 30, 2018	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)