Form 10-Q
period 2018-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2018-10-29
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
As of October 1, 2018, Brixmor Property Group Inc. had 299,806,785 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.

The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of September 30, 2018, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.

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

We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its indirect interest in the Operating Partnership. As a result, the Parent Company does not conduct business itself other than issuing public equity from time to time. The Parent Company does not incur any material indebtedness. The Operating Partnership holds substantially all of our assets. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates all capital required by the Company’s business. Sources of this capital include the Operating Partnership’s operations and its direct or indirect incurrence of indebtedness.

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

iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2018	December 31, 2017
Assets
Real estate
Land	$1,845,114	$1,984,309
Buildings and improvements	8,409,857	8,937,182
	10,254,971	10,921,491
Accumulated depreciation and amortization	(2,358,782)	(2,361,070)
Real estate, net	7,896,189	8,560,421

Cash and cash equivalents	19,607	56,938
Restricted cash	45,412	53,839
Marketable securities	30,725	28,006
Receivables, net of allowance for doubtful accounts of $18,947 and $17,205	230,782	232,111
Deferred charges and prepaid expenses, net	150,232	147,508
Other assets	124,491	75,103
Total assets	$8,497,438	$9,153,926

Liabilities
Debt obligations, net	$5,106,708	$5,676,238
Accounts payable, accrued expenses and other liabilities	516,468	569,340
Total liabilities	5,623,176	6,245,578

Commitments and contingencies (Note 13)

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,118,890 and 304,947,144 shares issued and 299,891,880 and 304,620,186 shares outstanding	2,999	3,046
Additional paid-in capital	3,254,722	3,330,466
Accumulated other comprehensive income	27,121	24,211
Distributions in excess of net income	(410,580)	(449,375)
Total equity	2,874,262	2,908,348
Total liabilities and equity	$8,497,438	$9,153,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$239,217	$246,578	$726,549	$749,976
Expense reimbursements	66,348	66,489	204,589	206,718
Other revenues	915	1,429	5,547	6,426
Total revenues	306,480	314,496	936,685	963,120

Operating expenses
Operating costs	31,969	30,505	101,340	100,955
Real estate taxes	44,711	45,076	135,383	135,607
Depreciation and amortization	85,183	94,239	266,900	285,040
Provision for doubtful accounts	3,094	1,216	6,458	4,023
Impairment of real estate assets	16,372	11,065	44,201	27,383
General and administrative	21,209	22,838	64,955	67,043
Total operating expenses	202,538	204,939	619,237	620,051

Other income (expense)
Dividends and interest	156	76	356	234
Interest expense	(55,364)	(57,410)	(165,735)	(170,584)
Gain on sale of real estate assets	119,333	25,942	159,043	54,920
Gain (loss) on extinguishment of debt, net	(19,759)	1,828	(20,182)	488
Other	(962)	(1,200)	(2,200)	(2,591)
Total other income (expense)	43,404	(30,764)	(28,718)	(117,533)

Income before equity in income of unconsolidated joint venture	147,346	78,793	288,730	225,536
Equity in income of unconsolidated joint venture	—	31	—	381
Gain on disposition of unconsolidated joint venture interest	—	4,556	—	4,556

Net income	147,346	83,380	288,730	230,473
Net income attributable to non-controlling interests	—	—	—	(76)

Net income attributable to Brixmor Property Group Inc.	147,346	83,380	288,730	230,397
Preferred stock dividends	—	—	—	(39)

Net income attributable to common stockholders	$147,346	$83,380	$288,730	$230,358
Per common share:
Net income attributable to common stockholders:
Basic	$0.49	$0.27	$0.95	$0.76
Diluted	$0.49	$0.27	$0.95	$0.75
Weighted average shares:
Basic	302,170	304,936	303,031	304,810
Diluted	302,382	305,176	303,213	305,175
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$147,346	$83,380	$288,730	$230,473
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(1,242)	(962)	2,950	(1,434)
Change in unrealized loss on marketable securities	—	(11)	(40)	(31)
Total other comprehensive income (loss)	(1,242)	(973)	2,910	(1,465)
Comprehensive income	146,104	82,407	291,640	229,008
Comprehensive income attributable to non-controlling interests	—	—	—	(76)
Comprehensive income attributable to common stockholders	$146,104	$82,407	$291,640	$228,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2018	304,620	$3,046	$3,330,466	$24,211	$(449,375)	$2,908,348
Common stock dividends ($0.275 per common share)	—	—	—	—	(83,479)	(83,479)
Equity based compensation expense	—	—	2,484	—	—	2,484
Other comprehensive income	—	—	—	4,687	—	4,687
Issuance of common stock and OP Units	128	1	—	—	—	1
Repurchases of common stock	(1,922)	(19)	(29,746)	—	—	(29,765)
Share-based awards retained for taxes	—	—	(1,722)	—	—	(1,722)
Net income	—	—	—	—	61,022	61,022
Ending balance, March 31, 2018	302,826	3,028	3,301,482	28,898	(471,832)	2,861,576
Common stock dividends ($0.275 per common share)	—	—	—	—	(83,584)	(83,584)
Equity based compensation expense	—	—	2,784	—	—	2,784
Other comprehensive loss	—	—	—	(535)	—	(535)
Issuance of common stock and OP Units	42	1	—	—	—	1
Repurchases of common stock	(241)	(3)	(3,497)	—	—	(3,500)
Share-based awards retained for taxes	—	—	(133)	—	—	(133)
Net income	—	—	—	—	80,362	80,362
Ending balance, June 30, 2018	302,627	3,026	3,300,636	28,363	(475,054)	2,856,971
Common stock dividends ($0.275 per common share)	—	—	—	—	(82,872)	(82,872)
Equity based compensation expense	—	—	2,738	—	—	2,738
Other comprehensive loss	—	—	—	(1,242)	—	(1,242)
Issuance of common stock and OP Units	2	—	—	—	—	—
Repurchases of common stock	(2,737)	(27)	(48,643)	—	—	(48,670)
Share-based awards retained for taxes	—	—	(9)	—	—	(9)
Net income	—	—	—	—	147,346	147,346
Ending balance, September 30, 2018	299,892	$2,999	$3,254,722	$27,121	$(410,580)	$2,874,262
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2017	304,343	$3,043	$3,324,874	$21,519	$(426,552)	$4,276	$2,927,160
Common stock dividends ($0.26 per common share)	—	—	—	—	(79,480)	—	(79,480)
Equity based compensation expense	—	—	2,123	—	—	3	2,126
Other comprehensive income	—	—	—	2,620	—	—	2,620
Issuance of common stock and OP Units	147	6	—	—	—	(6)	—
Conversion of OP Units into common stock	403	—	3,701	—	—	(3,701)	—
Share-based awards retained for taxes	—	—	(2,464)	—	—	—	(2,464)
Net income	—	—	—	—	71,579	76	71,655
Ending balance, March 31, 2017	304,893	3,049	3,328,234	24,139	(434,453)	648	2,921,617
Common stock dividends ($0.26 per common share)	—	—	—	—	(79,557)	—	(79,557)
Equity based compensation expense	—	—	2,848	—	—	—	2,848
Preferred stock dividends	—	—	—	—	(641)	(648)	(1,289)
Other comprehensive loss	—	—	—	(3,112)	—	—	(3,112)
Issuance of common stock and OP Units	43	—	—	—	—	—	—
Share-based awards retained for taxes	—	—	(197)	—	—	—	(197)
Net income	—	—	—	—	75,438	—	75,438
Ending balance, June 30, 2017	304,936	3,049	3,330,885	21,027	(439,213)	—	2,915,748
Common stock dividends ($0.26 per common share)	—	—	—	—	(79,625)	—	(79,625)
Equity based compensation expense	—	—	2,864	—	—	—	2,864
Other comprehensive loss	—	—	—	(973)	—	—	(973)
Issuance of common stock and OP Units	1	—	—	—	—	—	—
Share-based awards retained for taxes	—	—	(53)	—	—	—	(53)
Net income	—	—	—	—	83,380	—	83,380
Ending balance, September 30, 2017	304,937	$3,049	$3,333,696	$20,054	$(435,458)	$—	$2,921,341
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$288,730	$230,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,900	285,040
Debt premium and discount amortization	(2,804)	(4,371)
Deferred financing cost amortization	4,909	5,283
Above- and below-market lease intangible amortization	(20,644)	(23,012)
Provisions for impairment	44,201	27,383
Gain on disposition of operating properties	(159,043)	(54,920)
Gain on disposition of unconsolidated joint venture interest	—	(4,556)
Equity based compensation	8,006	7,838
Other	2,587	1,836
(Gain) loss on extinguishment of debt, net	20,182	(488)
Changes in operating assets and liabilities:
Receivables	1,416	(15,675)
Deferred charges and prepaid expenses	(35,840)	(41,760)
Other assets	3,637	(3,753)
Accounts payable, accrued expenses and other liabilities	(22,055)	11,801
Net cash provided by operating activities	400,182	421,119

Investing activities:
Improvements to and investments in real estate assets	(185,048)	(140,036)
Acquisitions of real estate assets	(8,994)	(111,790)
Proceeds from sales of real estate assets	676,959	228,680
Proceeds from sale of unconsolidated joint venture interest	—	12,369
Purchase of marketable securities	(27,923)	(23,998)
Proceeds from sale of marketable securities	25,076	20,640
Net cash provided by (used in) investing activities	480,070	(14,135)

Financing activities:
Repayment of secured debt obligations	(518,308)	(396,356)
Repayment of borrowings under unsecured revolving credit facility	(74,000)	(548,000)
Proceeds from borrowings under unsecured revolving credit facility	215,000	426,000
Proceeds from unsecured notes	250,000	1,193,916
Repayment of borrowings under unsecured term loan	(435,000)	(790,000)
Deferred financing and debt extinguishment costs	(29,017)	(11,185)
Distributions to common stockholders	(250,886)	(238,106)
Distributions to non-controlling interests	—	(1,390)
Repurchases of common shares	(81,935)	—
Repurchases of common shares in conjunction with equity award plans	(1,864)	(2,714)
Net cash used in financing activities	(926,010)	(367,835)

Net change in cash, cash equivalents and restricted cash	(45,758)	39,149
Cash, cash equivalents and restricted cash at beginning of period	110,777	102,869
Cash, cash equivalents and restricted cash at end of period	$65,019	$142,018

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$19,607	$29,978
Restricted cash	45,412	112,040
Cash, cash equivalents and restricted cash at end of period	$65,019	$142,018

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,798 and $2,268	$173,079	$176,524
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2018	December 31, 2017
Assets
Real estate
Land	$1,845,114	$1,984,309
Buildings and improvements	8,409,857	8,937,182
	10,254,971	10,921,491
Accumulated depreciation and amortization	(2,358,782)	(2,361,070)
Real estate, net	7,896,189	8,560,421

Cash and cash equivalents	19,582	56,908
Restricted cash	45,412	53,839
Marketable securities	30,506	27,787
Receivables, net of allowance for doubtful accounts of $18,947 and $17,205	230,782	232,111
Deferred charges and prepaid expenses, net	150,232	147,508
Other assets	124,491	75,103
Total assets	$8,497,194	$9,153,677

Liabilities
Debt obligations, net	$5,106,708	$5,676,238
Accounts payable, accrued expenses and other liabilities	516,468	569,340
Total liabilities	5,623,176	6,245,578

Commitments and contingencies (Note 13)

Capital
Partnership common units; 305,118,890 and 304,947,144 units issued and 299,891,880 and 304,620,186 units outstanding	2,846,886	2,883,875
Accumulated other comprehensive income	27,132	24,224
Total capital	2,874,018	2,908,099
Total liabilities and capital	$8,497,194	$9,153,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$239,217	$246,578	$726,549	$749,976
Expense reimbursements	66,348	66,489	204,589	206,718
Other revenues	915	1,429	5,547	6,426
Total revenues	306,480	314,496	936,685	963,120

Operating expenses
Operating costs	31,969	30,505	101,340	100,955
Real estate taxes	44,711	45,076	135,383	135,607
Depreciation and amortization	85,183	94,239	266,900	285,040
Provision for doubtful accounts	3,094	1,216	6,458	4,023
Impairment of real estate assets	16,372	11,065	44,201	27,383
General and administrative	21,209	22,838	64,955	67,043
Total operating expenses	202,538	204,939	619,237	620,051

Other income (expense)
Dividends and interest	156	76	356	234
Interest expense	(55,364)	(57,410)	(165,735)	(170,584)
Gain on sale of real estate assets	119,333	25,942	159,043	54,920
Gain (loss) on extinguishment of debt, net	(19,759)	1,828	(20,182)	488
Other	(962)	(1,200)	(2,200)	(2,591)
Total other income (expense)	43,404	(30,764)	(28,718)	(117,533)

Income before equity in income of unconsolidated joint venture	147,346	78,793	288,730	225,536
Equity in income of unconsolidated joint venture	—	31	—	381
Gain on disposition of unconsolidated joint venture interest	—	4,556	—	4,556

Net income attributable to Brixmor Operating Partnership LP	$147,346	$83,380	$288,730	$230,473

Per common unit:
Net income attributable to partnership common units:
Basic	$0.49	$0.27	$0.95	$0.76
Diluted	$0.49	$0.27	$0.95	$0.76
Weighted average number of partnership common units:
Basic	302,170	304,936	303,031	304,914
Diluted	302,382	305,176	303,213	305,175
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Brixmor Operating Partnership LP	$147,346	$83,380	$288,730	$230,473
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(1,242)	(962)	2,950	(1,434)
Change in unrealized loss on marketable securities	(4)	(10)	(42)	(30)
Total other comprehensive income (loss)	(1,246)	(972)	2,908	(1,464)
Comprehensive income attributable to Brixmor Operating Partnership LP	$146,100	$82,408	$291,638	$229,009
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income	Total
Beginning balance, January 1, 2018	$2,883,875	$24,224	$2,908,099
Distributions to partners	(83,479)	—	(83,479)
Equity based compensation expense	2,484	—	2,484
Other comprehensive income	—	4,688	4,688
Issuance of OP Units	1	—	1
Repurchases of OP Units	(29,765)	—	(29,765)
Share-based awards retained for taxes	(1,722)	—	(1,722)
Net income attributable to Brixmor Operating Partnership LP	61,022	—	61,022
Ending balance, March 31, 2018	2,832,416	28,912	2,861,328
Distributions to partners	(83,584)	—	(83,584)
Equity based compensation expense	2,784	—	2,784
Other comprehensive loss	—	(534)	(534)
Issuance of OP Units	1	—	1
Repurchases of OP Units	(3,500)	—	(3,500)
Share-based awards retained for taxes	(133)	—	(133)
Net income attributable to Brixmor Operating Partnership LP	80,362	—	80,362
Ending balance, June 30, 2018	2,828,346	28,378	2,856,724
Distributions to partners	(82,865)	—	(82,865)
Equity based compensation expense	2,738	—	2,738
Other comprehensive loss	—	(1,246)	(1,246)
Repurchases of OP Units	(48,670)	—	(48,670)
Share-based awards retained for taxes	(9)	—	(9)
Net income attributable to Brixmor Operating Partnership LP	147,346	—	147,346
Ending balance, September 30, 2018	$2,846,886	$27,132	$2,874,018
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income	Total
Beginning balance, January 1, 2017	$2,905,378	$21,531	$2,926,909
Distributions to partners	(79,476)	—	(79,476)
Equity based compensation expense	2,126	—	2,126
Other comprehensive income	—	2,621	2,621
Share-based awards retained for taxes	(2,464)	—	(2,464)
Net income attributable to Brixmor Operating Partnership LP	71,655	—	71,655
Ending balance, March 31, 2017	2,897,219	24,152	2,921,371
Distributions to partners	(80,850)	—	(80,850)
Equity based compensation expense	2,848	—	2,848
Other comprehensive loss	—	(3,113)	(3,113)
Share-based awards retained for taxes	(197)	—	(197)
Net income attributable to Brixmor Operating Partnership LP	75,438	—	75,438
Ending balance, June 30, 2017	2,894,458	21,039	2,915,497
Distributions to partners	(79,623)	—	(79,623)
Equity based compensation expense	2,864	—	2,864
Other comprehensive loss	—	(972)	(972)
Share-based awards retained for taxes	(53)	—	(53)
Net income attributable to Brixmor Operating Partnership LP	83,380	—	83,380
Ending balance, September 30, 2017	$2,901,026	$20,067	$2,921,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$288,730	$230,473
Adjustments to reconcile net income attributable to Brixmor Operating Partnership LP to net cash provided by operating activities:
Depreciation and amortization	266,900	285,040
Debt premium and discount amortization	(2,804)	(4,371)
Deferred financing cost amortization	4,909	5,283
Above- and below-market lease intangible amortization	(20,644)	(23,012)
Provisions for impairment	44,201	27,383
Gain on disposition of operating properties	(159,043)	(54,920)
Gain on disposition of unconsolidated joint venture interest	—	(4,556)
Equity based compensation	8,006	7,838
Other	2,587	1,836
(Gain) loss on extinguishment of debt, net	20,182	(488)
Changes in operating assets and liabilities:
Receivables	1,416	(15,675)
Deferred charges and prepaid expenses	(35,840)	(41,760)
Other assets	3,637	(3,753)
Accounts payable, accrued expenses and other liabilities	(22,055)	11,801
Net cash provided by operating activities	400,182	421,119

Investing activities:
Improvements to and investments in real estate assets	(185,048)	(140,036)
Acquisitions of real estate assets	(8,994)	(111,790)
Proceeds from sales of real estate assets	676,959	228,680
Proceeds from sale of unconsolidated joint venture interest	—	12,369
Purchase of marketable securities	(27,922)	(23,995)
Proceeds from sale of marketable securities	25,076	20,640
Net cash provided by (used in) investing activities	480,071	(14,132)

Financing activities:
Repayment of secured debt obligations	(518,308)	(396,356)
Repayment of borrowings under unsecured revolving credit facility	(74,000)	(548,000)
Proceeds from borrowings under unsecured revolving credit facility	215,000	426,000
Proceeds from unsecured notes	250,000	1,193,916
Repayment of borrowings under unsecured term loan	(435,000)	(790,000)
Deferred financing and debt extinguishment costs	(29,017)	(11,185)
Partner distributions	(334,681)	(242,209)
Net cash used in financing activities	(926,006)	(367,834)

Net change in cash, cash equivalents and restricted cash	(45,753)	39,153
Cash, cash equivalents and restricted cash at beginning of period	110,747	102,835
Cash, cash equivalents and restricted cash at end of period	$64,994	$141,988

Reconciliation to consolidated balance sheets
Cash and cash equivalents	$19,582	$29,948
Restricted cash	45,412	112,040
Cash, cash equivalents and restricted cash at end of period	$64,994	$141,988

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,798 and $2,268	$173,079	$176,524
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively the “Company” or “Brixmor”) believes it owns and operates one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of September 30, 2018, the Company’s portfolio was comprised of 445 shopping centers (the “Portfolio”) totaling approximately 77 million square feet of gross leasable area. The Company’s high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas, and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

Certain prior period balances in the accompanying unaudited Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation for the adoption of Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230).” Additionally, certain prior period balances in the accompanying unaudited Condensed Consolidated Statements of Changes in Equity and Capital have been included to conform to the current period presentation for the updates made under SEC Regulation S-X, Rule 3-04, which upon effectiveness in November 2018, will require interim reporting of changes in equity for all periods presented.

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

As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. The Parent Company conducts substantially all of its operations through the Operating Partnership which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes on the Company’s taxable income do not materially impact the unaudited Condensed Consolidated Financial Statements of the Company.

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

The Parent Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”), and the Parent Company may in the future elect to treat newly formed and/or existing subsidiaries as TRSs. A TRS may participate in non-real estate-related activities and/or perform non-customary services for tenants and is subject to certain limitations under the Code. A TRS is subject to U.S. federal and state income taxes. Income taxes related to the Parent Company’s TRSs do not materially impact the unaudited Condensed Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2018 and December 31, 2017. Open tax years generally range from 2014 through 2017, but may vary by jurisdiction and issue.

New Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 amends certain disclosure requirements regarding the fair value hierarchy of investments in accordance with GAAP, particularly the significant unobservable inputs used to value investments within Level 3 of the fair value hierarchy. The standard is effective on January 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” ASU 2017-05 focuses on recognizing gains and losses from the transfer of nonfinancial assets with noncustomers. It provides guidance as to the definition of an “in substance nonfinancial asset,” and provides guidance for sales of real estate, including partial sales. The standard became effective for the Company on January 1, 2018 in conjunction with ASU 2014-09 and the Company applied the same transition method as ASU 2014-09. The Company did not record any cumulative adjustment in connection with the adoption of the new pronouncement. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

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

2. Acquisition of Real Estate
During the nine months ended September 30, 2018, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Arborland Center	Ann Arbor, MI	Jun-18	N/A	$5,554
Outparcel adjacent to Lehigh Shopping Center	Bethlehem, PA	Jun-18	12,739	1,899
Outparcel building adjacent to Beneva Village Shoppes	Sarasota, FL	Jul-18	3,710	1,541
			16,449	$8,994

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Includes transaction costs

During the nine months ended September 30, 2017, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Outparcel building adjacent to Annex of Arlington	Arlington Heights, IL	Feb-17	5,760	$1,006
Outparcel adjacent to Northeast Plaza	Atlanta, GA	Feb-17	N/A	1,537
Arborland Center	Ann Arbor, MI	Mar-17	403,536	102,268
Building adjacent to Preston Park	Plano, TX	Apr-17	31,080	4,015
Outparcel building adjacent to Cobblestone Village	St. Augustine, FL	May-17	4,403	1,306
Outparcel adjacent to Wynnewood Village	Dallas, TX	May-17	N/A	1,658
			444,779	$111,790

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Includes transaction costs

The aggregate purchase price of the assets acquired during the nine months ended September 30, 2018 and 2017, respectively, has been allocated as follows:

	Nine Months Ended September 30,
Assets	2018	2017
Land	$6,078	$19,240
Buildings	2,448	75,286
Building and tenant improvements	238	9,177
Above-market leases(1)	—	2,381
In-place leases(2)	304	8,608
Total assets	9,068	114,692

Liabilities
Below-market leases(3)	74	2,902
Other liabilities	—	—
Total liabilities	74	2,902
Net assets acquired	$8,994	$111,790

(1)	The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the nine months ended September 30, 2017 was 5.0 years.

(2)
The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the nine months ended September 30, 2018 and 2017 was 4.8 years and 6.6 years, respectively.

(3)
The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the nine months ended September 30, 2018 and 2017 was 4.8 years and 16.7 years, respectively.

During the three and nine months ended September 30, 2018, the Company incurred the following transaction costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
Transaction Costs	2018	2017	2018	2017
Capitalized(1)	$41	$—	$173	$372
Expensed(2)	95	204	294	204
Total transaction costs	$136	$204	$467	$576

(1)	These amounts are included in Real estate, net on the Company’s unaudited Condensed Consolidated Balance Sheets.

(2)	These amounts are included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

3. Dispositions and Assets Held for Sale
During the three months ended September 30, 2018, the Company disposed of 26 shopping centers and two partial shopping centers for aggregate net proceeds of $437.4 million resulting in an aggregate gain of $119.3 million and aggregate impairment of $4.2 million. During the nine months ended September 30, 2018, the Company disposed of 42 shopping centers and two partial shopping centers for aggregate net proceeds of $676.5 million resulting in an aggregate gain of $158.5 million and aggregate impairment of $28.4 million. In addition, during the nine months ended September 30, 2018, the Company received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million.

During the three months ended September 30, 2017, the Company disposed of eight wholly owned shopping centers for aggregate net proceeds of $121.4 million resulting in an aggregate gain of $25.9 million and aggregate impairment of $0.4 million. During the nine months ended September 30, 2017, the Company disposed of 14 wholly owned shopping centers and two outparcel buildings for aggregate net proceeds of $228.7 million resulting in an aggregate gain of $54.9 million and aggregate impairment of $0.4 million. During the three and nine months ended September 30, 2017, the Company disposed of its unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

As of September 30, 2018 and December 31, 2017, the Company had six properties and one property held for sale, respectively. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	September 30, 2018	December 31, 2017
Land	$23,092	$3,220
Buildings and improvements	77,995	30,758
Accumulated depreciation and amortization	(22,232)	(7,464)
Real estate, net	78,855	26,514
Other assets	1,471	567
Assets associated with properties held for sale(1)	$80,326	$27,081

Liabilities
Other liabilities	$3,233	$33
Liabilities associated with properties held for sale(2)	$3,233	$33

(1)	These amounts are included in Other assets on the Company's unaudited Condensed Consolidated Balance Sheets.

(2)	These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

There were no discontinued operations for the three and nine months ended September 30, 2018 and 2017 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2018	December 31, 2017
Land	$1,845,114	$1,984,309
Buildings and improvements:
Buildings and tenant improvements(1)	7,712,739	8,145,085
Lease intangibles(2)	697,118	792,097
	10,254,971	10,921,491
Accumulated depreciation and amortization(3)	(2,358,782)	(2,361,070)
Total	$7,896,189	$8,560,421

(1)
As of September 30, 2018 and December 31, 2017, Buildings and tenant improvements included accrued amounts of $34.8 million and $22.8 million, respectively, related to construction in progress, net of any anticipated insurance proceeds.

(2)
As of September 30, 2018 and December 31, 2017, Lease intangibles consisted of $628.9 million and $715.1 million, respectively, of in-place leases and $68.2 million and $77.0 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(3)
As of September 30, 2018 and December 31, 2017, Accumulated depreciation and amortization included $579.5 million and $629.1 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of September 30, 2018 and December 31, 2017, the Company had intangible liabilities relating to below-market leases of $408.8 million and $463.3 million, respectively, and accumulated accretion of $271.6 million and $281.5 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization expense for the three months ended September 30, 2018 and 2017 was $5.8 million and $7.6 million, respectively. Below-market lease accretion income, net of above-market lease amortization expense for the nine months ended September 30, 2018 and 2017 was $20.6 million and $23.0 million, respectively. These amounts are included in Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2018 and 2017 was $8.0 million and $10.8 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2018 and 2017 was $27.2 million and $36.3 million, respectively. These amounts are included in Depreciation and amortization in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2018 (remaining three months)	$(5,243)	$7,280
2019	(18,907)	24,872
2020	(15,357)	18,294
2021	(12,524)	13,023
2022	(10,343)	9,599

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

The Company recognized the following impairments during the three months ended September 30, 2018:

Three Months Ended September 30, 2018
Property Name(1)	Location	GLA	Impairment Charge
Westview Center	Hanover Park, IL	321,382	$5,916
Wadsworth Crossings	Wadsworth, OH	118,145	3,411
Brooksville Square(2)	Brooksville, FL	96,361	2,740
Sterling Bazaar	Peoria, IL	87,359	1,531
Plantation Plaza	Clute, TX	99,141	1,228
Smith’s(2)	Socorro, NM	48,000	1,200
Shops of Riverdale(2)	Riverdale, GA	16,808	155
Dover Park Plaza(2)	Yardville, NJ	56,638	117
Klein Square	Spring, TX	80,636	49
Parcel at Elk Grove Town Center(2)	Elk Grove Village, IL	72,385	19
Mount Carmel Plaza(2)	Glenside, PA	14,504	6
		1,011,359	$16,372

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the three months ended September 30, 2018.

The Company recognized the following impairments during the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
Property Name(1)	Location	GLA	Impairment Charge
County Line Plaza(2)	Jackson, MS	221,127	$10,181
Southland Shopping Plaza(2)	Toledo, OH	285,278	7,077
Westview Center	Hanover Park, IL	321,382	5,916
Roundtree Place(2)	Ypsilanti, MI	246,620	4,317
Skyway Plaza	St. Petersburg, FL	110,799	3,639
Wadsworth Crossings	Wadsworth, OH	118,145	3,411
Brooksville Square(2)	Brooksville, FL	96,361	2,740
Sterling Bazaar	Peoria, IL	87,359	1,531
Pensacola Square(2)	Pensacola, FL	142,767	1,345
Plantation Plaza	Clute, TX	99,141	1,228
Smith’s(2)	Socorro, NM	48,000	1,200
Dover Park Plaza(2)	Yardville, NJ	56,638	555
Parcel at Elk Grove Town Center(2)	Elk Grove Village, IL	72,385	538
Crossroads Centre(2)	Fairview Heights, IL	242,752	204
Shops of Riverdale(2)	Riverdale, GA	16,808	155
Mount Carmel Plaza(2)	Glenside, PA	14,504	115
Klein Square	Spring, TX	80,636	49
		2,260,702	$44,201

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the nine months ended September 30, 2018.

The Company recognized the following impairments during the three months ended September 30, 2017:

Three Months Ended September 30, 2017
Property Name(1)	Location	GLA	Impairment Charge
Lexington Road Plaza(2)	Versailles, KY	197,668	$6,393
Fashion Square(3)	Orange Park, FL	36,029	2,125
Shops at Seneca Mall(2)	Liverpool, NY	231,024	1,507
Remount Village Shopping Center(2)	North Charleston, SC	60,238	599
The Shoppes at North Ridgeville(2)	North Ridgeville, OH	59,852	389
Renaissance Center East(2)	Las Vegas, NV	144,216	52
		729,027	$11,065

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2017.

(3)	The Company disposed of this property during the nine months ended September 30, 2018.

The Company recognized the following impairments during the nine months ended September 30, 2017:

Nine Months Ended September 30, 2017
Property Name(1)	Location	GLA	Impairment Charge
The Manchester Collection	Manchester, CT	342,247	$9,026
Lexington Road Plaza(2)	Versailles, KY	197,668	6,393
The Plaza at Salmon Run	Watertown, NY	68,761	3,486
Smith’s(3)	Socorro, NM	48,000	2,200
Fashion Square(3)	Orange Park, FL	36,029	2,125
Renaissance Center East(2)	Las Vegas, NV	144,216	1,658
Shops at Seneca Mall(2)	Liverpool, NY	231,024	1,507
Remount Village Shopping Center(2)	North Charleston, SC	60,238	599
The Shoppes at North Ridgeville(2)	North Ridgeville, OH	59,852	389
		1,188,035	$27,383

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2017.

(3)	The Company disposed of this property during the nine months ended September 30, 2018.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based interest rate debt. During the three and nine months ended September 30, 2018, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2018 and December 31, 2017 is as follows:

	Number of Instruments		Notional Amount
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest Rate Swaps	6	9	$900,000	$1,400,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of September 30, 2018 and December 31, 2017, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2018	December 31, 2017
Gross derivative assets	$27,370	$24,420
Gross derivative liabilities	—	—
Net derivative assets	$27,370	$24,420

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

The effective portion of the Company’s interest rate swaps that was recognized in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Change in unrealized gain (loss) on interest rate swaps	$1,868	$132	$12,103	$(532)
Accretion of interest rate swaps to interest expense	(3,110)	(1,094)	(9,153)	(902)
Change in unrealized gain (loss) on interest rate swaps, net	$(1,242)	$(962)	$2,950	$(1,434)

The Company estimates that $10.5 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2018 and 2017.

Non-Designated (Mark-to Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2018 and December 31, 2017, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of September 30, 2018 and December 31, 2017, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2018	December 31, 2017	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loans
Secured loans(2)(3)	$384,409	$902,717	4.40% – 6.24%	2020 – 2024
Net unamortized premium	3,395	15,321
Net unamortized debt issuance costs	(54)	(93)
Total secured loans, net	387,750	917,945

Notes payable
Unsecured notes(4)	3,468,453	3,218,453	3.25% – 7.97%	2022 – 2029
Net unamortized discount	(12,043)	(13,485)
Net unamortized debt issuance costs	(21,815)	(22,476)
Total notes payable, net	3,434,595	3,182,492

Unsecured Credit Facility and term loans
Unsecured $600 Million Term Loan(5)	350,000	600,000	3.53%	2019
Unsecured Credit Facility(6)	641,000	685,000	3.45% – 3.48%	2020 – 2021
Unsecured $300 Million Term Loan(7)	300,000	300,000	4.00%	2024
Net unamortized debt issuance costs	(6,637)	(9,199)
Total Unsecured Credit Facility and term loans	1,284,363	1,575,801

Total debt obligations, net	$5,106,708	$5,676,238

(1)	The stated interest rates are as of September 30, 2018 and do not include the impact of the Company’s interest rate swap agreements (described below).

(2)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of September 30, 2018 of approximately $587.0 million.

(3)	The weighted average stated interest rate on the Company’s secured loans was 6.05% as of September 30, 2018.

(4)	The weighted average stated interest rate on the Company’s unsecured notes was 3.77% as of September 30, 2018.

(5)
Effective November 1, 2016, the Company has in place three interest rate swap agreements that convert the variable interest rate on $350.0 million of the Company’s $600 million term loan agreement, as amended July 25, 2016, (the “$600 Million Term Loan”) to a fixed, combined interest rate of 0.88% (plus a spread of 140 bps) through March 18, 2019.

(6)
Effective November 1, 2016, the Company has in place three interest rate swap agreements that convert the variable interest rate on a $500.0 million term loan under the Company’s senior unsecured credit facility agreement, as amended July 25, 2016, (the “Unsecured Credit Facility”) to a fixed, combined interest rate of 1.11% (plus a spread of 135 bps) through July 30, 2021.

(7)
Effective July 28, 2017, the Company has in place one interest rate swap agreement that converts the variable interest rate on $50.0 million of the Company’s $300 million term loan agreement, as entered into July 28, 2017, (the “$300 Million Term Loan”) to a fixed, combined interest rate of 0.88% (plus a spread of 190 bps) through March 18, 2019.

2018 Debt Transactions
In August 2018, the Operating Partnership issued $250.0 million aggregate principal amount of Floating Rate Senior Notes due 2022 (the “2022 Notes”), the net proceeds of which were used to repay a portion of the Company’s $600 Million Term Loan maturing March 18, 2019. The 2022 Notes bear interest at a rate of three-month U.S. Dollar LIBOR, reset quarterly, plus 105 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, commencing November 1, 2018. The 2022 Notes will mature on February 1, 2022. The 2022 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may not redeem the 2022 Notes prior to the maturity date.

During the nine months ended September 30, 2018, the Company repaid $435.0 million of unsecured term loans and $505.5 million of secured loans. These repayments were funded primarily with disposition proceeds, proceeds from the issuance of the 2022 Notes, and $141.0 million of borrowings under the Company’s unsecured revolving credit facility, net of repayments. Additionally, during the nine months ended September 30, 2018, the Company recognized a $20.2 million loss on extinguishment of debt, net as a result of debt transactions. Loss on extinguishment of debt, net includes $27.6 million of prepayment costs, partially offset by $7.4 million of accelerated unamortized debt premiums, net of discounts and debt issuance costs. Prepayment costs include $5.0 million of legal defeasance fees related to a secured loan with a principal balance of $93.3 million.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2018.

Debt Maturities
As of September 30, 2018 and December 31, 2017, the Company had accrued interest of $26.4 million and $35.9 million outstanding, respectively. As of September 30, 2018, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2018 (remaining three months)	$1,877
2019	357,738
2020	322,569
2021	686,225
2022	750,000
Thereafter	3,025,453
Total debt maturities	5,143,862
Net unamortized discount	(8,648)
Net unamortized debt issuance costs	(28,506)
Total debt obligations, net	$5,106,708

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2018		December 31, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$387,750	$398,423	$917,945	$963,702
Notes payable	3,434,595	3,366,004	3,182,492	3,224,877
Unsecured Credit Facility and term loans	1,284,363	1,291,792	1,575,801	1,586,206
Total debt obligations, net	$5,106,708	$5,056,219	$5,676,238	$5,774,785

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

The valuation methodology used to estimate the fair value of the Company’s debt obligations is based on a discounted cash flow analysis, with assumptions that include credit spreads, interest rate curves, estimated property values, loan amounts and maturity dates. Based on these inputs, the Company has determined that the valuations of its debt obligations are classified within Level 3 of the fair value hierarchy. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$30,725	$1,777	$28,948	$—
Interest rate derivatives	$27,370	$—	$27,370	$—

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$28,006	$725	$27,281	$—
Interest rate derivatives	$24,420	$—	$24,420	$—

(1)
As of September 30, 2018 and December 31, 2017, marketable securities included $0.2 million of net unrealized losses. As of September 30, 2018, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the nine months ended September 30, 2018 and during the year ended December 31, 2017, excluding the properties sold prior to September 30, 2018 and December 31, 2017, respectively:

	Fair Value Measurements as of September 30, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)(3)	$59,591	$—	$—	$59,591	$15,774

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(4)(5)(6)	$73,303	$—	$—	$73,303	$17,195

(1)	Excludes properties disposed of prior to September 30, 2018.

(2)
The carrying value of properties remeasured to fair value based upon offers from third party buyers during the nine months ended September 30, 2018 includes: (i) $26.1 million related to Westview Center, (ii) $15.6 million related to Wadsworth Crossings, (iii) $6.8 million related to Klein Square, (iv) $4.7 million related to Sterling Bazaar, and (v) $3.5 million related to Plantation Plaza.

(3)
The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the nine months ended September 30, 2018 includes $2.9 million related to Skyway Plaza. The capitalization rate of 9.3% and discount rate of 10.4% which were utilized in the discounted cash flow analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the investment.

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

9. Equity and Capital
Share Repurchase Program
In December 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of the Company’s common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the nine months ended September 30, 2018, the Company repurchased 4.9 million shares of common stock under the program at an average price per share of $16.71 for a total of $81.9 million, excluding commissions. The Company incurred commissions of $0.1 million in conjunction with the program for the nine months ended September 30, 2018.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy statutory minimum tax withholding obligations. During the nine months ended September 30, 2018 and 2017, the Company withheld 0.1 million shares.

Dividends and Distributions
During the three months ended September 30, 2018 and 2017, the Company declared common stock dividends and OP Unit distributions of $0.275 per share/unit and $0.260 per share/unit, respectively. As of September 30, 2018 and December 31, 2017, the Company had declared but unpaid common stock dividends and OP Unit distributions of $84.6 million and $85.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
As of September 30, 2018, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100.0% of the outstanding OP Units. During the nine months ended September 30, 2017, the Company exchanged 0.4 million shares of the Company’s common stock for an equal number of outstanding OP Units held by certain members of the Parent Company’s current and former management.

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

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based vesting conditions, which contain a threshold, target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.8 million and 0.6 million for the nine months ended September 30, 2018 and year ended December 31, 2017, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted under the Plan, fair value is based on the Company grant date stock price. For the market-based RSUs granted during the nine months ended September 30, 2018 and year ended December 31, 2017, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 29.0% to 32.0% and 22.0% to 23.0%, respectively; (ii) a weighted average risk-free interest rate of 2.43% to 2.53% and 1.20% to 1.41%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.6% and 4.0% to 4.6%, respectively.

During the three months ended September 30, 2018 and 2017, the Company recognized $2.7 million and $2.9 million of equity compensation expense, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized $8.0 million and $7.8 million of equity compensation expense, respectively. These amounts are included in General and administrative expense in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2018, the Company had $14.7 million of total unrecognized compensation expense related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.2 years.

11.     Earnings per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. Certain restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such stockholders have rights to receive non-forfeitable dividends. Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Company’s common stock.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Computation of Basic Earnings Per Share:
Net income	$147,346	$83,380	$288,730	$230,473
Net income attributable to non-controlling interests	—	—	—	(76)
Non-forfeitable dividends on unvested restricted shares	(162)	(10)	(264)	(31)
Preferred stock dividends	—	—	—	(39)
Net income attributable to the Company’s common stockholders for basic earnings per share	$147,184	$83,370	$288,466	$230,327

Weighted average number shares outstanding – basic	302,170	304,936	303,031	304,810

Basic earnings per share attributable to the Company’s common stockholders:
Net income	$0.49	$0.27	$0.95	$0.76

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for basic earnings per share	$147,184	$83,370	$288,466	$230,327
Allocation of net income to dilutive convertible non-controlling interests	—	—	—	76
Net income attributable to the Company’s common stockholders for diluted earnings per share	$147,184	$83,370	$288,466	$230,403

Weighted average shares outstanding – basic	302,170	304,936	303,031	304,810
Effect of dilutive securities:
Conversion of OP Units	—	—	—	104
Equity awards	212	240	182	261
Weighted average shares outstanding – diluted	302,382	305,176	303,213	305,175

Diluted earnings per share attributable to the Company’s common stockholders:
Net income	$0.49	$0.27	$0.95	$0.75

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$147,346	$83,380	$288,730	$230,473
Non-forfeitable dividends on unvested restricted units	(162)	(10)	(264)	(31)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$147,184	$83,370	$288,466	$230,442

Weighted average number common units outstanding – basic	302,170	304,936	303,031	304,914

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income	$0.49	$0.27	$0.95	$0.76

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$147,184	$83,370	$288,466	$230,442

Weighted average common units outstanding – basic	302,170	304,936	303,031	304,914
Effect of dilutive securities:
Equity awards	212	240	182	261
Weighted average common units outstanding – diluted	302,382	305,176	303,213	305,175

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income	$0.49	$0.27	$0.95	$0.76

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

On December 13, 2017, the United States District Court for the Southern District of New York granted final approval of the settlement of the previously disclosed putative securities class action complaint filed in March 2016 by the Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds related to the review conducted by the Audit Committee of the Board of Directors. Pursuant to the approved settlement, without any admission of liability, the Company will pay $28.0 million to settle the claims. This amount is within the coverage amount of the Company’s applicable insurance policies and has been funded into escrow by the insurance carriers. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the class action litigation. During the nine months ended September 30, 2018, $8.5 million of the settlement amount was released from escrow per the court approved settlement agreement for the payment of plaintiff’s legal fees. The remaining settlement balance of $19.5 million remains in escrow pending final class distribution.

As of September 30, 2018, the $19.5 million amount is included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets. Because the settlement amount is within the coverage amount of the Company’s applicable insurance policies, the Company accrued a receivable of $19.5 million as of September 30, 2018. This amount is included in Accounts receivable, net in the Company’s unaudited Condensed Consolidated Balance Sheets.

As previously disclosed, certain institutional investors elected to opt out of the class action settlement and accordingly were not bound by the release and will not receive any of the class action settlement proceeds. On June 20, 2018, the Company and the former officers referenced above were named as defendants in a complaint filed by all remaining equity opt out investors in the Supreme Court for the State of New York in New York County. The Complaint, captioned Cohen & Steers Global Realty Shares, Inc., et al v. Brixmor Property Group Inc., et al. (Case No. 653091/2018), was filed on behalf of thirteen commonly managed investment funds that opted out of the federal class action settlement. On October 10, 2018, the Company entered into an agreement to settle these claims for $8.0 million. This amount is within the coverage amount of the Company’s applicable insurance policies. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the opt out lawsuit. Based on current information, the Company accrued $8.0 million as of September 30, 2018 with respect to the settlement. This amount is included in Accounts payable, accrued expenses and other liabilities in the Company's unaudited Condensed Consolidated Balance Sheets. Because the settlement amount is within the coverage amount of the Company’s applicable insurance policies, the

Company has accrued a receivable of $8.0 million as of September 30, 2018. This amount is included in Accounts receivable, net in the Company's unaudited Condensed Consolidated Balance Sheets.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers that it operates and enters into office leases for administrative space. During the three months ended September 30, 2018 and 2017, the Company recognized rent expense associated with these leases of $1.8 million and $1.9 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized rent expense associated with these leases of $5.3 million and $5.6 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2018 (remaining three months)	$1,738
2019	6,912
2020	6,925
2021	7,134
2022	7,209
Thereafter	49,573
Total minimum annual rental commitments	$79,491

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

14. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets, including real estate assets owned through joint ventures.

As of September 30, 2018 and December 31, 2017, there were no material receivables from or payables to related parties.

15. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2018 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2018 through the date the financial statements were issued with the exception of the following:

•
In October 2018, the Company entered into a settlement agreement with the remaining equity investors that elected to opt out of the class action lawsuit with respect to a lawsuit filed by such investors in June 2018. See Note 13 for additional information regarding this settlement.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States, comprised primarily of community and neighborhood shopping centers. As of September 30, 2018, our portfolio was comprised of 445 shopping centers (the “Portfolio”) totaling approximately 77 million square feet of GLA. Our high quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”), and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of September 30, 2018, our three largest tenants by annualized base rent are The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the United States federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2017, and intends to satisfy such requirements for subsequent taxable years.

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

We believe the following set of competitive advantages positions us to successfully execute on our key strategies:

•
Expansive Retailer Relationships – We believe that the scale of our asset base and our nationwide footprint represent competitive advantages in supporting the growth objectives of the nation’s largest retailers. We believe that we are one of the largest landlords by GLA to TJX and Kroger, as well as a key landlord to most major grocers and retail category leaders. We believe that our strong relationships with leading retailers afford us insight into their strategies and priority access to their expansion plans.

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

Other Factors That May Influence our Future Results
We derive our revenues primarily from rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us under contractual lease obligations for their proportional share of operating costs, real estate taxes and insurance and certain capital expenditures related to the maintenance of our properties.

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

Leasing Highlights
As of September 30, 2018, billed and leased occupancy was 89.4% and 92.5%, respectively, as compared to 89.6% and 91.6%, respectively, as of September 30, 2017.

The following table summarizes our executed leasing activity for the three months ended September 30, 2018 and 2017 (dollars in thousands, except for per square foot (“PSF”) amounts):

Three Months Ended September 30, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	509	3,135,370	$14.54	$6.97	$1.31	12.1%
New and renewal leases	436	2,238,581	15.43	9.76	1.84	13.4%
New leases	157	875,425	14.78	21.76	4.53	39.7%
Renewal leases	279	1,363,156	15.84	2.06	0.10	6.7%
Option leases	73	896,789	12.32	—	—	8.6%

Three Months Ended September 30, 2017
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	486	3,419,078	$14.21	$7.19	$0.93	10.2%
New and renewal leases	393	2,088,931	14.99	11.76	1.52	12.7%
New leases	158	723,207	16.89	23.39	4.19	20.7%
Renewal leases	235	1,365,724	13.98	5.61	0.10	10.3%
Option leases	93	1,330,147	12.98	—	—	6.5%

(1)	Includes tenant-specific landlord work.

(2)	Based on comparable leases only.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

The following table summarizes our executed leasing activity for the nine months ended September 30, 2018 and 2017 (dollars in thousands, except for PSF amounts):

Nine Months Ended September 30, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	1,525	9,276,924	$14.61	$7.77	$1.43	12.4%
New and renewal leases	1,295	6,362,370	15.74	11.27	2.06	14.7%
New leases	484	2,931,627	14.71	22.14	4.42	35.2%
Renewal leases	811	3,430,743	16.62	1.98	0.05	8.4%
Option leases	230	2,914,554	12.14	0.14	0.03	7.6%

Nine Months Ended September 30, 2017
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF(1)	Third Party Leasing Commissions PSF	Rent Spread(2)
New, renewal and option leases	1,433	8,979,557	$14.44	$7.34	$1.05	12.2%
New and renewal leases	1,193	5,811,219	15.57	11.33	1.62	15.2%
New leases	472	2,322,509	15.92	22.87	3.90	30.6%
Renewal leases	721	3,488,710	15.33	3.64	0.11	10.6%
Option leases	240	3,168,338	12.36	0.01	—	7.1%

(1)	Includes tenant-specific landlord work.

(2)	Based on comparable leases only.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

Acquisition Activity

•	During the nine months ended September 30, 2018, we acquired one land parcel, one outparcel building and one outparcel for an aggregate purchase price of $9.0 million.

•	During the nine months ended September 30, 2017, we acquired one shopping center, one building, two outparcel buildings and two outparcels for an aggregate purchase price of $111.8 million.

Disposition Activity

•
During the nine months ended September 30, 2018, we disposed of 42 shopping centers and two partial shopping centers for aggregate net proceeds of $676.5 million resulting in an aggregate gain of $158.5 million and aggregate impairment of $28.4 million. In addition, during the nine months ended September 30, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets resulting in an aggregate gain of $0.5 million.

•
During the nine months ended September 30, 2017, we disposed of 14 wholly owned shopping centers and two outparcel buildings for aggregate net proceeds of $228.7 million resulting in an aggregate gain of $54.9 million and aggregate impairment of $0.4 million. In addition, during the nine months ended September 30, 2017, we disposed of our unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
Revenues (in thousands)

	Three Months Ended September 30,
	2018	2017	$ Change
Revenues
Rental income	$239,217	$246,578	$(7,361)
Expense reimbursements	66,348	66,489	(141)
Other revenues	915	1,429	(514)
Total revenues	$306,480	$314,496	$(8,016)

Rental income
The decrease in rental income for the three months ended September 30, 2018 of $7.4 million, as compared to the corresponding period in 2017, was primarily due to (i) a $6.6 million decrease in base rent; (ii) a $1.8 million decrease in amortization of above- and below-market leases and tenant inducements, net; and (iii) a $1.8 million decrease in lease termination fees; partially offset by (iv) a $2.6 million increase in straight-line rent; and (v) a $0.2 million increase in ancillary and other income. The decrease in base rent was due to an $11.8 million decrease related to net disposition activity, partially offset by a $5.2 million increase in base rent for the remaining portfolio. The increase in base rent for the remaining portfolio was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 12.4% and 12.6% during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, partially offset by a decline in billed occupancy.

Expense reimbursements
The decrease in expense reimbursements for the three months ended September 30, 2018 of $0.1 million, as compared to the corresponding period in 2017, was primarily due to a $2.6 million decrease in expense reimbursements due to net disposition activity, partially offset by a $2.5 million increase in expense reimbursements for the remaining portfolio. The increase in expense reimbursements for the remaining portfolio was primarily due to higher reimbursable operating costs and real estate taxes.

Other revenues
The decrease in other revenues for the three months ended September 30, 2018 of $0.5 million, as compared to the corresponding period in 2017, was primarily due to a decrease in percentage rents.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2018	2017	$ Change
Operating expenses
Operating costs	$31,969	$30,505	$1,464
Real estate taxes	44,711	45,076	(365)
Depreciation and amortization	85,183	94,239	(9,056)
Provision for doubtful accounts	3,094	1,216	1,878
Impairment of real estate assets	16,372	11,065	5,307
General and administrative	21,209	22,838	(1,629)
Total operating expenses	$202,538	$204,939	$(2,401)

Operating costs
The increase in operating costs for the three months ended September 30, 2018 of $1.5 million, as compared to the corresponding period in 2017, was primarily due to lower repair and maintenance costs during 2017 as a result of timing, partially offset by a $1.7 million decrease in operating costs due to net disposition activity.

Real estate taxes
The decrease in real estate taxes for the three months ended September 30, 2018 of $0.4 million, as compared to the corresponding period in 2017, was primarily due to a $1.8 million decrease in real estate taxes due to net disposition activity, partially offset by a decrease in recoveries from favorable appeal activity and an increase in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended September 30, 2018 of $9.1 million, as compared to the corresponding period in 2017, was primarily due to a $4.8 million decrease in depreciation and amortization due to net disposition activity, as well as the continued decrease in acquired in-place lease intangibles.

Provision for doubtful accounts
The increase in the provision for doubtful accounts for the three months ended September 30, 2018 of $1.9 million, as compared to the corresponding period in 2017, was primarily due to increased reserves for certain tenants, including tenants filing for bankruptcy, during the three months ended September 30, 2018.

Impairment of real estate assets
During the three months ended September 30, 2018, aggregate impairment of $16.4 million was recognized on four shopping centers and two partial shopping centers as a result of disposition activity and five operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program. During the three months ended September 30, 2017, aggregate impairment of $11.1 million was recognized on two shopping centers as a result of disposition activity and four operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the three months ended September 30, 2018 of $1.6 million, as compared to the corresponding period in 2017, was primarily due to a decrease in non-routine legal expenses.

During the three months ended September 30, 2018 and 2017, construction compensation costs of $2.6 million and $1.8 million, respectively, were capitalized to building and improvements and leasing compensation costs of $4.5 million and $3.5 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2018	2017	$ Change
Other income (expense)
Dividends and interest	$156	$76	$80
Interest expense	(55,364)	(57,410)	2,046
Gain on sale of real estate assets	119,333	25,942	93,391
Gain (loss) on extinguishment of debt, net	(19,759)	1,828	(21,587)
Other	(962)	(1,200)	238
Total other income (expense)	$43,404	$(30,764)	$74,168

Dividends and interest
Dividends and interest remained generally consistent for the three months ended September 30, 2018 as compared to the corresponding period in 2017.

Interest expense
The decrease in interest expense for the three months ended September 30, 2018 of $2.0 million, as compared to the corresponding period in 2017, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended September 30, 2018, 22 shopping centers were disposed for aggregate net proceeds of $419.8 million resulting in an aggregate gain of $119.3 million. During the three months ended September 30, 2017, six shopping centers were disposed for aggregate net proceeds of $104.1 million resulting in an aggregate gain of $25.9 million.

Gain (loss) on extinguishment of debt, net
During the three months ended September 30, 2018, we repaid $250.0 million of unsecured term loans and $505.4 million of secured loans. During the three months ended September 30, 2018, we recognized a $19.8 million loss on extinguishment of debt, net as a result of debt transactions. Loss on extinguishment of debt, net includes $27.3 million of prepayment costs, partially offset by $7.5 million of accelerated unamortized debt premiums, net of debt issuance costs. During the three months ended September 30, 2017, we repaid $300.0 million of unsecured term loans under our senior unsecured credit facility agreement, as amended July 25, 2016 (the “Unsecured Credit Facility”) and $97.0 million of secured loans, resulting in a $1.8 million gain on extinguishment of debt, net.

Other
Other expense, net remained generally consistent for the three months ended September 30, 2018 as compared to the corresponding period in 2017.

Equity in Income of Unconsolidated Joint Venture (in thousands)

	Three Months Ended September 30,
	2018	2017	$ Change
Equity in income of unconsolidated joint venture	$—	$31	$(31)
Gain on disposition of unconsolidated joint venture interest	—	4,556	(4,556)

Equity in income of unconsolidated joint venture
The decrease in equity in income of unconsolidated joint venture for the three months ended September 30, 2018 of less than $0.1 million, as compared to the corresponding period in 2017, was due to the disposition of our unconsolidated joint venture interest during the year ended December 31, 2017.

Gain on disposition of unconsolidated joint venture
During the three months ended September 30, 2017, we disposed of our unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
Revenues (in thousands)

	Nine Months Ended September 30,
	2018	2017	$ Change
Revenues
Rental income	$726,549	$749,976	$(23,427)
Expense reimbursements	204,589	206,718	(2,129)
Other revenues	5,547	6,426	(879)
Total revenues	$936,685	$963,120	$(26,435)

Rental income
The decrease in rental income for the nine months ended September 30, 2018 of $23.4 million, as compared to the corresponding period in 2017, was primarily due to (i) a $15.7 million decrease in base rent; (ii) a $3.2 million decrease in amortization of above- and below-market leases and tenant inducements, net; (iii) a $3.1 million decrease in lease termination fees; and (iv) a $2.6 million decrease in straight-line rent; partially offset by (v) a $1.2 million increase in ancillary and other income. The decrease in base rent is due to a $27.2 million decrease related to net disposition activity, partially offset by an $11.5 million increase in base rent for the remaining portfolio. The increase in base rent for the remaining portfolio was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 12.4% and 12.6% during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, partially offset by a decline in billed occupancy.

Expense reimbursements
The decrease in expense reimbursements for the nine months ended September 30, 2018 of $2.1 million, as compared to the corresponding period in 2017, was primarily due to a $5.5 million decrease in expense reimbursements due to net disposition activity, partially offset by a $3.4 million increase in expense reimbursements for the remaining portfolio. The increase in expense reimbursements for the remaining portfolio was primarily due to higher reimbursable operating costs and real estate taxes.

Other revenues
The decrease in other revenues for the nine months ended September 30, 2018 of $0.9 million, as compared to the corresponding period in 2017, was primarily due to a decrease in percentage rents.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2018	2017	$ Change
Operating expenses
Operating costs	$101,340	$100,955	$385
Real estate taxes	135,383	135,607	(224)
Depreciation and amortization	266,900	285,040	(18,140)
Provision for doubtful accounts	6,458	4,023	2,435
Impairment of real estate assets	44,201	27,383	16,818
General and administrative	64,955	67,043	(2,088)
Total operating expenses	$619,237	$620,051	$(814)

Operating costs
The increase in operating costs for the nine months ended September 30, 2018 of $0.4 million, as compared to the corresponding period in 2017, was primarily due to an increase in repair and maintenance and other operating costs, partially offset by a $4.2 million decrease in operating costs due to net disposition activity.

Real estate taxes
The decrease in real estate taxes for the nine months ended September 30, 2018 of $0.2 million, as compared to the corresponding period in 2017, was primarily due to a $3.2 million decrease in real estate taxes due to net disposition activity, partially offset by an increase in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the nine months ended September 30, 2018 of $18.1 million, as compared to the corresponding period in 2017, was primarily due to a $9.9 million decrease in depreciation and amortization due to net disposition activity, as well as the continued decrease in acquired in-place lease intangibles.

Provision for doubtful accounts
The increase in the provision for doubtful accounts for the nine months ended September 30, 2018 of $2.4 million, as compared to the corresponding period in 2017, was primarily due to increased reserves for certain tenants during the nine months ended September 30, 2018.

Impairment of real estate assets
During the nine months ended September 30, 2018, aggregate impairment of $44.2 million was recognized on 10 shopping centers and one partial shopping center as a result of disposition activity and six operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program. During the nine months ended September 30, 2017, aggregate impairment of $27.4 million was recognized on two shopping centers as a result of disposition activity and seven operating properties as a result of a change in the estimated hold period of these properties in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the nine months ended September 30, 2018 of $2.1 million, as compared to the corresponding period in 2017, was primarily due to a decrease in non-routine legal expenses and professional fees.

During the nine months ended September 30, 2018 and 2017, construction compensation costs of $7.7 million and $5.8 million, respectively, were capitalized to building and improvements and leasing compensation costs of $11.6 million and $10.6 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2018	2017	$ Change
Other income (expense)
Dividends and interest	$356	$234	$122
Interest expense	(165,735)	(170,584)	4,849
Gain on sale of real estate assets	159,043	54,920	104,123
Gain (loss) on extinguishment of debt, net	(20,182)	488	(20,670)
Other	(2,200)	(2,591)	391
Total other income (expense)	$(28,718)	$(117,533)	$88,815

Dividends and interest
Dividends and interest remained generally consistent for the nine months ended September 30, 2018 as compared to the corresponding period in 2017.

Interest expense
The decrease in interest expense for the nine months ended September 30, 2018 of $4.8 million, as compared to the corresponding period in 2017, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the nine months ended September 30, 2018, 35 shopping centers and one partial shopping center were disposed for aggregate net proceeds of $629.7 million resulting in an aggregate gain of $158.5 million. In addition, during the nine months ended September 30, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets resulting in an aggregate gain of $0.5 million. During the nine months ended September 30, 2017, 12 shopping centers and two outparcel buildings were disposed for aggregate net proceeds of $211.4 million resulting in an aggregate gain of $54.9 million.

Gain (loss) on extinguishment of debt, net
During the nine months ended September 30, 2018, we repaid $435.0 million of unsecured term loans and $505.5 million of secured loans. During the nine months ended September 30, 2018, we recognized a $20.2 million loss on extinguishment of debt, net as a result of debt transactions. Loss on extinguishment of debt, net includes $27.6 million of prepayment costs, partially offset by $7.4 million of accelerated unamortized debt premiums, net of discounts and debt issuance costs. During the nine months ended September 30, 2017, we repaid $380.3 million of secured loans and $790.0 million of unsecured term loans under our Unsecured Credit Facility, resulting in a $0.5 million gain on extinguishment of debt, net.

Other
The decrease in other expense, net for the nine months ended September 30, 2018 of $0.4 million, as compared to the corresponding period in 2017, was primarily due to a favorable appeal of previously accrued taxes.

Equity in Income of Unconsolidated Joint Venture (in thousands)

	Nine Months Ended September 30,
	2018	2017	$ Change
Equity in income of unconsolidated joint venture	$—	$381	$(381)
Gain on disposition of unconsolidated joint venture interest	—	4,556	(4,556)

Equity in income of unconsolidated joint venture
The decrease in equity in income of unconsolidated joint venture for the nine months ended September 30, 2018 of $0.4 million, as compared to the corresponding period in 2017, was due to the disposition of our unconsolidated joint venture interest during the year ended December 31, 2017.

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

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing Unsecured Credit Facility;

•	issuance of long-term debt;

•	dispositions; and

•	issuance of equity securities.
Uses

•	recurring maintenance capital expenditures;

•	leasing related capital expenditures;

•	anchor space repositioning, redevelopment, development and other value enhancing capital expenditures;

•	debt repayments;

•	acquisitions;

•	dividend/distribution payments; and

•	repurchases of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of September 30, 2018, our $1.25 billion revolving credit facility (the “Revolving Facility”) had $1.10 billion of undrawn capacity and we had outstanding letters of credit totaling $5.2 million, which reduce the available liquidity under our revolving credit facility. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt and expansion of our unencumbered asset base.

In August 2018, we issued $250.0 million aggregate principal amount of Floating Rate Senior Notes due 2022 (the “2022 Notes”), the net proceeds of which were used to repay a portion of our $600 Million Term Loan maturing March 18, 2019. The 2022 Notes bear interest at a rate of three-month U.S. Dollar LIBOR, reset quarterly, plus 105 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, commencing November 1, 2018. The 2022 Notes will mature on February 1, 2022. The 2022 Notes are our unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness. We may not redeem the 2022 Notes prior to the maturity date.

During the nine months ended September 30, 2018, we repaid $435.0 million of unsecured term loans and $505.5 million of secured loans. These repayments were funded primarily with disposition proceeds, proceeds from the issuance of the 2022 Notes, and $141.0 million of borrowings under our unsecured revolving credit facility, net of repayments. Additionally, during the nine months ended September 30, 2018, we recognized a $20.2 million loss on extinguishment of debt, net as a result of debt transactions. Loss on extinguishment of debt, net includes $27.6 million of prepayment costs, partially offset by $7.4 million of accelerated unamortized debt premiums, net of discounts and debt issuance costs.

In 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of our common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the nine months ended September 30, 2018, we repurchased approximately 4.9 million shares of common stock under the program at an average price per share of $16.71 for a total of approximately $81.9 million, excluding commissions. We incurred commissions of $0.1 million in conjunction with the program for the nine months ended September 30, 2018.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital and operating fundamentals, among other things.  We generally intend to maintain a conservative dividend payout ratio, reserving such amounts as the Board of Directors considers necessary for reinvestment in our Portfolio, debt reduction, acquisitions of new properties, share repurchases, and other investments as suitable opportunities arise. Cash dividends paid to common stockholders and OP Unitholders for the nine months ended September 30, 2018 and 2017 were $250.9 million and $238.2 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.275 per common share in July 2018 for the third quarter of 2018. The dividend was paid on October 15, 2018 to stockholders of record on October 5, 2018. Our Board of Directors declared a quarterly cash dividend of $0.28 per common share in October 2018 for the fourth quarter of 2018. The dividend is payable on January 15, 2019 to stockholders of record on January 4, 2019.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$400,182	$421,119
Net cash provided by (used in) investing activities	480,070	(14,135)
Net cash used in financing activities	(926,010)	(367,835)

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$400,182	$421,119
Net cash provided by (used in) investing activities	480,071	(14,132)
Net cash used in financing activities	(926,006)	(367,834)

Cash, cash equivalents and restricted cash for BPG and the Operating Partnership were $65.0 million and $142.0 million as of September 30, 2018 and 2017, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses and interest expense.

During the nine months ended September 30, 2018, our net cash provided by operating activities decreased $20.9 million as compared to the corresponding period in 2017. The decrease is primarily due to (i) a decrease in net operating income due to net disposition activity; (ii) a decrease in net working capital; (iii) a decrease in lease settlement income; and (iv) an increase in cash outflows for general and administrative expense, partially offset by (v) an increase in same property net operating income and (vi) a decrease in cash outflows for interest expense.

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

During the nine months ended September 30, 2018, our net cash provided by investing activities increased $494.2 million as compared to the corresponding period in 2017. The increase was primarily due to (i) an increase of $435.9 million in proceeds from sales of real estate assets, net of unconsolidated joint venture interest; and (ii) a decrease of $102.8 million in acquisitions of real estate assets, partially offset by (iii) an increase of $45.0 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2018 and 2017, we expended $185.0 million and $140.0 million, respectively, on improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing anchor space repositioning, redevelopment, development and other opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of September 30, 2018, we had 56 projects in process with an aggregate anticipated cost of $340.5 million, of which $144.2 million has been incurred to date.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can enhance our concentration in attractive retail submarkets and the long-term growth rate of our Portfolio. During the nine months ended September 30, 2018, we acquired one land parcel, one outparcel building and one outparcel for an aggregate purchase price of $9.0 million.

We may also dispose of properties when we feel growth has been maximized or the assets are no longer a strategic fit for our Portfolio. During the nine months ended September 30, 2018, we disposed of 42 shopping centers and two partial shopping centers for aggregate net proceeds of $676.5 million. In addition, during the nine months ended September 30, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets.

Financing Activities
Net cash used in financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal and other payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the nine months ended September 30, 2018, our net cash used in financing activities increased $558.2 million as compared to the corresponding period in 2017. The increase was primarily due to (i) a $447.9 million increase in debt repayments, net of borrowings; (ii) an increase of $81.1 million in repurchases of common stock; (iii) an increase of $17.8 million in deferred financing and debt extinguishment costs; and (iv) an increase of $11.4 million in distributions to common stockholders, partners and non-controlling interests.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable, unsecured credit facilities and secured loans, with maturities ranging from one year to 11 years, in addition to non-cancelable operating leases pertaining to shopping centers where we are the lessee and to our administrative offices.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding extension options) as of September 30, 2018:

Contractual Obligations (in thousands)	Payment due by period
	2018 (Remaining three months)	2019	2020	2021	2022	Thereafter	Total
Debt(1)	$1,877	$357,738	$322,569	$686,225	$750,000	$3,025,453	$5,143,862
Interest payments(2)	38,700	176,765	172,619	150,659	134,970	293,073	966,786
Operating leases	1,738	6,912	6,925	7,134	7,209	49,573	79,491
Total	$42,315	$541,415	$502,113	$844,018	$892,179	$3,368,099	$6,190,139

(1)	Debt includes scheduled principal amortization and maturities for unsecured notes payable, unsecured credit facilities and secured loans.

(2)
As of September 30, 2018, we incur variable rate interest on (i) the $350.0 million remaining under our $600 Million Term Loan; (ii) $141.0 million outstanding under our Revolving Facility; (iii) a $500.0 million term loan under our Unsecured Credit Facility, and (iv) our $300 Million Term Loan. We have in-place six interest rate swap agreements with an aggregate notional value of $900.0 million, which effectively convert the variable interest payments to fixed interest payments. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

Funds From Operations
NAREIT FFO (defined hereafter) is a supplemental non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. The National Association of Real Estate Investment Trusts

(“NAREIT”) defines funds from operations (“FFO”) as net income (loss) presented in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties and (ii) extraordinary items, plus (iii) depreciation and amortization of operating properties, (iv) impairment of operating properties and real estate equity investments, and (v) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

We believe NAREIT FFO assists investors in analyzing our comparative operating and financial performance because, by excluding gains and losses related to dispositions of previously depreciated operating properties, real estate-related depreciation and amortization of continuing operations, impairment of operating properties and real estate equity investments, extraordinary items, and after adjustments for joint ventures calculated to reflect FFO on the same basis, investors can compare the operating and financial performance of a company’s real estate between periods.

Our reconciliation of net income to NAREIT FFO for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Net income	$147,346	$83,380		$288,730	$230,473
Gain on disposition of operating properties	(119,333)	(25,942)		(159,043)	(54,920)
Gain on disposition of unconsolidated joint venture interest	—	(4,556)		—	(4,556)
Depreciation and amortization-real estate related-continuing operations	84,028	93,299		263,616	282,240
Depreciation and amortization-real estate related-unconsolidated joint venture	—	—		—	56
Impairment of operating properties	16,372	11,065		44,201	27,383
NAREIT FFO	$128,413	$157,246	—	$437,504	$480,676
NAREIT FFO per share/OP Unit – diluted	$0.42	$0.52		$1.44	$1.58
Weighted average shares/OP Units outstanding – basic and diluted(1)	302,382	305,176		303,213	305,175

(1)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

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

We believe same property NOI assists investors in analyzing our comparative operating and financial performance because it eliminates disparities in NOI due to the acquisition or disposition of properties or the stabilization of development properties during the period presented, and therefore provides a more consistent metric for comparing the operating performance of a company’s real estate between periods.

Comparison of the Three and Nine Months Ended September 30, 2018 to the Three and Nine Months Ended September 30, 2017

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change

Number of properties	439	439	—	437	437	—
Percent billed	89.4%	89.6%	(0.2%)	89.4%	89.6%	(0.2%)
Percent leased	92.5%	91.6%	0.9%	92.5%	91.6%	0.9%

Revenues
Base rent	$215,330	$209,900	$5,430	$636,580	$624,375	$12,205
Ancillary and other	4,295	3,914	381	12,279	10,705	1,574
Expense reimbursements	63,916	61,580	2,336	190,400	187,651	2,749
Percentage rents	838	1,161	(323)	5,340	5,837	(497)
	284,379	276,555	7,824	844,599	828,568	16,031
Operating expenses
Operating costs	(30,972)	(28,673)	(2,299)	(94,539)	(90,878)	(3,661)
Real estate taxes	(43,023)	(41,777)	(1,246)	(125,997)	(123,619)	(2,378)
Provision for doubtful accounts	(2,850)	(1,041)	(1,809)	(5,539)	(3,623)	(1,916)
	(76,845)	(71,491)	(5,354)	(226,075)	(218,120)	(7,955)
Same property NOI	$207,534	$205,064	$2,470	$618,524	$610,448	$8,076

NOI margin	73.0%	74.1%		73.2%	73.7%
Expense recovery ratio	86.4%	87.4%		86.3%	87.5%

The following table provides a reconciliation of net income attributable to common stockholders to same property NOI for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Net income attributable to common stockholders	$147,346	$83,380		$288,730	$230,358
Adjustments:
Non-same property NOI	(8,618)	(20,883)		(42,571)	(70,475)
Lease termination fees	(467)	(2,235)		(2,363)	(5,476)
Straight-line rental income, net	(5,015)	(2,401)		(11,896)	(14,486)
Amortization of above- and below-market leases and tenant inducements, net	(5,112)	(6,964)		(18,250)	(21,434)
Fee income	—	(183)		—	(320)
Straight-line ground rent expense	40	31		100	104
Depreciation and amortization	85,183	94,239		266,900	285,040
Impairment of real estate assets	16,372	11,065		44,201	27,383
General and administrative	21,209	22,838		64,955	67,043
Total other (income) expense	(43,404)	30,764		28,718	117,533
Equity in income of unconsolidated joint venture	—	(31)		—	(381)
Gain on disposition of unconsolidated joint venture interest	—	(4,556)		—	(4,556)
Net income attributable to non-controlling interests	—	—		—	76
Preferred stock dividends	—	—		—	39
Same property NOI	$207,534	$205,064	—	$618,524	$610,448

Inflation
For the last several years inflation has been low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportional share of a property’s operating costs, real estate taxes and insurance, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2017, the Board of Directors authorized a share repurchase program for up to $400.0 million of the Company’s common stock. The program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended September 30, 2018, the Company repurchased 2,736,700 shares of common stock under the Company’s share repurchase program at an average price per share of $17.77 for a total of $48.6 million. The Company incurred commissions of less than $0.1 million in conjunction with the program for the three months ended September 30, 2018.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased (in millions)
July 1, 2018 to July 31, 2018	—	$—	—	$360.9
August 1, 2018 to August 31, 2018	473,400	18.24	473,400	352.3
September 1, 2018 to September 30, 2018	2,263,300	17.67	2,263,300	312.3
Total	2,736,700	$17.77	2,736,700

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Seventh Supplemental Indenture, dated August 31, 2018, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/31/2018	4.2
4.2	Form of Global Note representing the Floating Rate Notes due 2022 (included in Exhibit 4.1)	8-K	001-36160	8/31/2018	4.3
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: October 29, 2018	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 29, 2018	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2018	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: October 29, 2018	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 29, 2018	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2018	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)