Form 10-K
period 2018-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2019-02-11
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Brixmor Property Group Inc. $5,256,180,743 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2019, Brixmor Property Group Inc. had 298,637,033 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on May 15, 2019 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2018 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of December 31, 2018, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.
The Company believes combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into this single report:

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
Management operates the Parent Company and the Operating Partnership as one business. Because the Operating Partnership is managed by the Parent Company, and the Parent Company conducts substantially all of its operations through the Operating Partnership, the Parent Company’s executive officers are the Operating Partnership’s executive officers, and although, as a partnership, the Operating Partnership does not have a board of directors, we refer to the Parent Company’s board of directors as the Operating Partnership’s board of directors.
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

i

ii

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional and local economic climates or demographics; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in operating costs, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and (10) new developments in the litigation and governmental investigations discussed under the heading “Legal Matters” in Note 14 – Commitments and Contingencies to our consolidated financial statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

iii

PART I

Item 1.     Business
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.“), comprised primarily of community and neighborhood shopping centers. As of December 31, 2018, our portfolio was comprised of 425 shopping centers (the “Portfolio”) totaling approximately 74 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs“) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2018, our three largest tenants by annualized base rent (“ABR“) were The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc.

As of December 31, 2018, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BRX.”

Because the Operating Partnership is managed by BPG, and BPG conducts substantially all of its operations through the Operating Partnership, BPG’s executive officers are the Operating Partnership’s executive officers, and although, as a partnership, the Operating Partnership does not have a board of directors, we refer to BPG’s board of directors as the Operating Partnership’s board of directors.

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2018.

Number of Shopping Centers	425
GLA (square feet)	73.7 million
Leased Occupancy	92%
Billed Occupancy	88%
Average ABR per square foot (“PSF”)(1)	$14.10
Total New Lease Volume (square feet)	3.9 million
Average Total Rent Spread(2)	11.8%
Average New and Renewal Rent Spread(2)	13.8%
Average New Rent Spread(2)	34.4%
Percent Grocery-anchored Shopping Centers(3)	68%
Percent of ABR in Top 50 U.S. MSAs	68%
Average Effective Age(4)	24
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.
(2)    Based on comparable leases only.

(3)	Based on number of shopping centers.

(4)	Effective age is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.

Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by a commitment to operate in a socially responsible manner that allows us to realize our goal of owning and managing properties that are the center of the communities we serve.

Driving Internal Growth. Our primary drivers of internal growth include (i) below-market rents which may be reset to market as leases expire, (ii) occupancy growth, and (iii) embedded contractual rent bumps.  Strong new leasing productivity enables us to improve the credit of our tenancy and the vibrancy and relevancy of our Portfolio to retailers and consumers. During 2018, we executed 637 new leases representing approximately 3.9 million square feet and 1,979 total leases representing approximately 12.4 million square feet.

We believe that rents across our portfolio are significantly below market, which provides us with a key competitive advantage in attracting and retaining tenants.  During 2018, we achieved new lease rent spreads of 34.4% and blended new and renewal rent spreads of 13.8% excluding options or 11.8% including options. Looking forward, the weighted average expiring ABR PSF of lease expirations through 2022 is $12.75 compared to an average ABR PSF of $15.72 for new and renewal leases signed during 2018, excluding option exercises.

In addition, we believe there is opportunity for occupancy gains in our Portfolio, especially for spaces less than 10,000 square feet, as such space will benefit from our continued efforts to improve the quality of our anchor tenancy.  For spaces less than 10,000 square feet, leased occupancy was 85.7% at December 31, 2018, while our total leased occupancy was 91.9%.

Over the past three years, we have heightened our focus on achieving higher contractual rent increases over the term of our new and renewal leases, providing for enhanced embedded contractual rent growth across our portfolio. During 2018, our executed new leases reflected an average in-place contractual rent increase over the lease term of 2.0% as compared to 1.7% in 2015.  Additionally, 94% of the executed new leases during 2018 had embedded contractual rent growth provisions, compared with only 78% of the executed new leases during 2015.

Pursuing value-enhancing reinvestment opportunities.  We believe that we have significant opportunity to achieve attractive risk-adjusted returns by investing incremental capital in the repositioning and/or redevelopment of certain assets in our Portfolio. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. During 2018, we completed 27 anchor repositioning, redevelopment, outparcel development, and new development projects, with an average incremental net operating income (“NOI”) yield of approximately 9% and an aggregate anticipated cost of approximately $131.0 million. As of December 31, 2018, we had 60 projects in process at an expected average incremental NOI yield of approximately 9% and an aggregate cost of $352.2 million. In addition, we have identified a pipeline of future redevelopment projects aggregating over $1.0 billion of potential capital investment and over the next several years we expect to accelerate the pace of such investment activity at expected NOI yields that are generally consistent with those which we have recently realized.

Prudently executing on acquisition and disposition activity. We intend to actively pursue acquisition and disposition activity in order to further concentrate our Portfolio in attractive retail submarkets while optimizing the quality and long-term growth rate of our asset base. In general, our disposition strategy focuses on selling assets where we believe value has been maximized, where there is future downside risk, or where we have limited ability or desire to build critical mass in the submarket, while our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and may allow us to more effectively leverage our operational platform and expertise. Acquisition activity may include acquisitions of other open-air shopping centers, non-owned anchor spaces, and retail buildings and/or outparcels at, or adjacent to, our shopping centers in addition to acquisitions of our common stock, pursuant to a $400.0 million share repurchase authorization announced in 2017.

During 2018, we received aggregate net proceeds of $957.5 million from property dispositions, which were utilized to repay $774.7 million of outstanding indebtedness, to fund our value-enhancing reinvestment program, and to repurchase $104.7 million of our common stock. During 2019, we intend to be more balanced with respect to capital recycling activity, which may include utilizing net disposition proceeds for property acquisitions, in addition to funding reinvestment projects and additional stock repurchases.

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

During 2018, we made significant enhancements to the duration, pricing and flexibility of our indebtedness through the execution of amendments to our senior unsecured credit facility and term loans, and the repayment of nearly all of our remaining secured indebtedness. As a result, we have no debt maturities until 2021. As of December 31, 2018, our $1.25 billion revolving credit facility (the “Revolving Facility”) had $938.8 million of undrawn capacity including outstanding letters of credit totaling $5.2 million, which reduce available liquidity under our Revolving Facility.

Operating in a Socially Responsible Manner. We believe that delivering sustainable growth in cash flow also requires us to focus on the environmental, social and economic well-being of the communities we serve, our tenants and our employees. As such, we have established long-term targets relative to mitigating our environmental impact, including specific targets relating to reductions in electric and water usage and greenhouse gas emissions, the development of on-site renewable energy, the conversion to LED lighting and the installation of electric vehicle charging stations. We are also partnering with our tenants to achieve our sustainability goals through our innovative green lease provisions which have facilitated the installation of solar panels, which provide tenants with below-market-rate electricity from these renewable energy systems. As a result of our efforts, we have been recognized by GRESB as a Green Star recipient and by the Institute for Market Transformation and U.S. Department of Energy Better Buildings Alliance as a Green Lease Leader at the highest Gold level.

Our ongoing commitment to sustainability and the local communities we serve is also evident in our approach to value-enhancing reinvestment, which is focused on transforming properties to meet the needs of communities through strategic remerchandising and redevelopment, executed with a focus on resource efficiency and energy management. Additionally, we work to provide safe and secure environments for our tenants and their customers to connect and engage, both within stores at our centers and in public spaces throughout our Portfolio.  We collaborate with our tenants through ongoing tenant coordination and proactive property management, and we continually monitor our success through the use of tenant engagement surveys.

We are also highly committed to being a responsible employer and creating and sustaining a positive work environment and corporate culture characterized by high levels of employee engagement, diversity and inclusion. We seek to attract and retain talented and passionate professionals who align with our cultural tenets, which are focused on integrity, accountability and trust. We challenge our employees to act like owners, provide training to help them succeed, and empower them to connect with local communities in order to deliver value to all stakeholders. Through employee engagement surveys we continually monitor our performance and utilize the results to improve our organization.

Environmental sustainability and social responsibility are important components of our business and operations and we will continue to evaluate our practices and disclosures to emphasize our progress in these key areas.

Competition
We face considerable competition in the leasing of real estate. We compete with a number of other companies in leasing space to prospective tenants and in renewing current tenants upon expiration of their respective leases. We believe that the principal competitive factors in attracting tenants include the quality of the location and co-tenancy, the relevancy of a center to its community, and the physical conditions and cost of occupancy of our shopping centers. In this regard, we proactively manage and, where and when appropriate, reinvest in and upgrade our shopping centers, with an emphasis on maintaining high occupancy levels with a strong base of nationally and regionally recognized anchor tenants that generate substantial daily traffic. In addition, we believe that the breadth of our national portfolio of shopping centers, the local market knowledge derived from our regional operating teams, and the close relationships we have established with most major national and regional retailers allow us to maintain a strong competitive position.

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

Employees
As of December 31, 2018, we had 458 employees.

Financial Information about Industry Segments
Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish our principal business or group our operations on a geographical basis for purposes of measuring performance. Accordingly, we have a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of our management, no material part of our and our subsidiaries’ business is dependent upon a single tenant, the loss of any one of which would have a material adverse effect on us, and during 2018 no single tenant or single shopping center accounted for 5% or more of our consolidated revenues.

REIT Qualification
We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, have maintained such requirements through our taxable year ended December 31, 2018, and intend to satisfy such requirements for subsequent taxable years. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and value of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities or limit the manner in which we conduct our operations. See “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items.”

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

Our website address is http://www.brixmor.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website or provide a link on our website to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. You may access these filings by visiting “SEC Filings” under the “Financial Information” section of the “Investors” portion of our website. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, such as us, at http://www.sec.gov.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at http://www.brixmor.com. In addition, you may enroll to automatically receive e-mail alerts and other information about our company by visiting “Email Alerts” under the “Information Request” section of the “Investors” portion of our website.

Item 1A. Risk Factors
Risks Related to Our Portfolio and Our Business
Adverse economic, market and real estate conditions may adversely affect our financial condition, operating results and cash flows.
Our Portfolio is predominantly comprised of community and neighborhood shopping centers. Our performance is, therefore, subject to risks associated with owning and operating these types of real estate assets, including: (1) changes in national, regional and local economic climates or demographics; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in operating costs, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes. These and other factors could adversely affect our financial condition, operating results and cash flows.

We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to retain and attract tenants, which could adversely affect our financial condition, operating results and cash flows.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers and e-commerce, which compete with our Portfolio in attracting and retaining retailers. As of December 31, 2018, leases are scheduled to expire in our Portfolio on a total of approximately 9.4% of leased GLA during 2019. For those leases that renew, rental rates upon renewal may be lower than current rates. For those leases that do not renew, we may not be able to promptly re-lease the space on favorable terms or with reasonable capital investments. In these situations, our financial condition, operating results and cash flows could be adversely impacted.

We face considerable competition for tenants and the business of retail shoppers. Consequently, we actively reinvest in our Portfolio in the form of redevelopment projects. Redevelopment projects have inherent risks that could adversely affect our financial condition, operating results and cash flows.
In order to maintain our attractiveness to retailers and consumers, we are actively reinvesting in our Portfolio in the form of capital improvements such as redevelopments projects. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with redevelopment projects include: (1) delays or failures to obtain necessary zoning, occupancy, land use, and other governmental permits; (2) abandonment of redevelopment after expending resources to pursue such opportunities; (3) cost overruns; (4) construction delays; (5) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; and (6) exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects. If we fail to reinvest in our Portfolio, or maintain its attractiveness to retailers and consumers, if our capital improvements are not successful, or if retailers or consumers perceive that shopping at other venues (including e-commerce) is more convenient, cost-effective or otherwise more compelling, our financial condition, operating results and cash flows could be adversely impacted.

Our performance depends on the financial health of tenants in our Portfolio and our continued ability to collect rent when due. Significant retailer distress across our Portfolio could adversely affect our financial condition, operating results and cash flows.
Our income is substantially derived from rental income on real property. As a result, our performance depends on the collection of rent from tenants in our Portfolio. Our income would be negatively affected if a significant number of our tenants fail to make rental payments when due. In addition, many of our tenants rely on external sources of financing to operate and grow their businesses, and any disruptions in credit markets could adversely affect our tenants’ ability to obtain financing on favorable terms or at all. If our tenants are unable to secure necessary financing to continue to operate or expand their businesses, they may be unable to meet their rent obligations, renew leases or enter into new leases with us, which could adversely affect our financial condition, operating results and cash flows.

In certain circumstances, a tenant may have a right to terminate its lease. For example, in certain circumstances, a failure by an anchor tenant to occupy their leased premises could result in lease terminations or reductions in rent paid by other tenants in those shopping centers. In such situations, we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms. The loss of rental revenues from a significant number of tenants and difficulty in replacing such tenants could adversely affect our financial condition, operating results and cash flows.

We may be unable to collect balances and/or future contractual rents due from tenants that file for bankruptcy protection which could adversely affect our financial condition, operating results and cash flows.
We have seen an increase in retailer bankruptcies in recent years, including with respect to certain current and former tenants. If a tenant files for bankruptcy, we may not be able to collect amounts owed by that party prior to the filing. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. In these situations, we may be required to make capital improvements to re-lease the space, and we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms, which could adversely affect our business, financial condition, operating results and cash flows.

Our expenses may remain constant or increase, even if income from our Portfolio decreases, which could adversely affect our financial condition, operating results and cash flows.
Costs associated with our business, such as common area expenses, utilities, insurance, real estate taxes, mortgage payments, and corporate expenses are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. In addition, inflation could result in higher operating costs. If we are unable to lower our operating costs when revenues decline and/or are unable to pass along cost increases to our tenants, our financial condition, operating results and cash flows could be adversely impacted.

We intend to continue to sell non-strategic shopping centers. However, real estate property investments are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results and cash flows.
Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. We may be required to expend funds to correct defects or to make capital improvements before a property can be sold and we cannot assure that we will have funds available to make such capital improvements; and therefore, we may be unable to sell a property on favorable terms or at all. In addition, the ability to sell assets in our Portfolio may also be restricted by certain covenants in our debt agreements and the credit agreement governing our senior unsecured credit facility agreement, as amended December 12, 2018 (the “Unsecured Credit Facility”). As a result, we may be unable to realize our investment objectives through dispositions, which could adversely affect our financial condition, operating results and cash flows.

Our real estate assets may be subject to impairment charges.
We periodically assess whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted and unleveraged property cash flows, taking into account the anticipated probability weighted holding period, are less than the carrying value of the property. In our estimate of cash flows, we consider trends and prospects for a property and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is recognized.

We face competition in pursuing acquisition opportunities that could increase the cost of such acquisitions and/or limit our ability to grow, and we may not be able to generate expected returns or successfully integrate completed acquisitions into our existing operations.
We continue to evaluate the market for available properties and may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully integrate, operate or re-develop them is subject to a number of risks. We may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including from other REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from such investors may significantly increase the purchase price. We may also abandon acquisition activities after expending significant resources to pursue such opportunities. Once we acquire new properties, these properties may not yield expected returns for a number of reasons, including: (1) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (2) inability to successfully integrate new properties into existing operations; and (3) exposure to fluctuations in the general economy, including due to a significant time lag between signing definitive documentation to acquire and the closing of the acquisition of a new property. If any of these events occur, the cost of the acquisition may exceed initial estimates or the expected returns may not achieve those originally contemplated, which could adversely affect our financial condition, operating results and cash flows.

We utilize a significant amount of indebtedness in the operation of our business. Required debt service payments and other risks related to our debt financing could adversely affect our financial condition, operating results and cash flows.
As of December 31, 2018, we had approximately $4.9 billion aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, pay dividends, including those necessary to maintain our REIT qualification, or use for other purposes; (2) increase our vulnerability to an economic downturn, as debt payments are not reduced if the economic performance of any property or the Portfolio as a whole declines; (3) limit our ability to withstand competitive pressures; and (4) reduce our flexibility to respond to changing business and economic conditions. In addition, non-compliance with the terms of our debt agreements could result in the acceleration of a significant amount of debt and could materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing on favorable terms or at all. Any of these outcomes could adversely affect our financial condition, operating results or cash flows.

Our variable rate indebtedness subjects us to interest rate risk, and an increase in our debt service obligations may adversely affect our cash flows and operating results.
Borrowings under our Revolving Facility, unsecured $500.0 million term loan agreement, as amended on December 12, 2018 (the “$500 Million Term Loan”), unsecured $350.0 million term loan agreement, as amended on December 12, 2018 (the “$350 Million Term Loan”), unsecured $300.0 million term loan agreement, as amended on December 12, 2018 (the “$300 Million Term Loan”), and unsecured $250.0 million Floating Rate Senior Notes due 2022 (the “2022 Notes”) bear interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps on $1.2 billion of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap agreements, a 100 basis point increase in interest rates would result in an $5.1 million increase in annual interest expense.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
As of December 31, 2018, we had approximately $1.7 billion of debt outstanding that was indexed to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of the FCA’s announcement, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

We may be unable to obtain additional capital through the debt and equity markets, which could have a material adverse effect on our financial condition, operating results and cash flows.
We cannot assure that we will be able to access the capital markets to obtain additional debt or equity financing or that we will be able to obtain capital on terms favorable to us. Our access to external capital depends upon a number of factors, including general market conditions, our current and potential future earnings, liquidity and leverage ratios, the market’s perception of our growth potential, cash distributions, and the market price of our common stock. Our inability to obtain financing on favorable terms or at all could result in the disruption of our ability to: (1) operate, maintain or reinvest in our Portfolio; (2) acquire new properties; (3) repay or refinance our indebtedness on or before maturity; or (4) dispose of some of our assets on favorable terms due to an immediate need for capital.

Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms.
Our credit worthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry. Our credit rating can affect our ability to access debt capital, as well as the terms of certain existing and future debt financing we may obtain. Since we depend on debt financing to fund our business, an adverse change in our credit rating, including changes in our credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could adversely affect our financial condition, operating results and cash flows.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition, operating results and cash flows.
Our debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur secured and unsecured debt. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default and acceleration of certain of our indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay or refinance such indebtedness on favorable terms, or at all, which could adversely affect our financial condition, operating results and cash flows.

Legal proceedings related to the Audit Committee review may result in significant costs and expenses and divert resources from our operations and therefore could have a material adverse effect on our business, financial condition, operating results or cash flows.
As discussed under the heading “Legal Matters” in Note 14 – Commitments and Contingencies to our consolidated financial statements in this report, the Company is engaged in legal matters related to the Audit Committee review. As a result of these and possible future legal proceedings related to the Audit Committee review, including our obligation to indemnify our former officers, we may incur significant professional fees and other costs, damages and fines, some of which may be in excess of our insurance coverage or not be covered by our insurance coverage. Any of these events could have a material adverse effect on our business, financial condition, operating results or cash flows.

An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties.
We carry comprehensive liability, fire, extended coverage, business interruption, and acts of terrorism insurance with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from hurricanes, tornadoes, floods, earthquakes, terrorism or wars, which may be uninsurable, or not economically justifiable based on the cost of insuring against such losses. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property, on the premises, due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of the capital invested in, and anticipated revenue from, one or more of the properties, which could adversely affect our financial condition, operating results and cash flows.

Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs.
We are subject to federal, state, and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in our property or disposed of by us or our tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is the case with many community and neighborhood shopping centers, many of our properties have or had on-site dry cleaners and/or on-site gas stations and these prior or current uses could potentially increase our environmental liability exposure. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to lease such property, to borrow using such property as collateral, or to dispose of such property.

We are aware that soil and groundwater contamination exists at some of the properties in our Portfolio. The primary contaminants of concern at these properties include perchloroethylene and trichloroethylene (associated with the operations of on-site dry cleaners) and petroleum hydrocarbons (associated with the operations of on-site gas stations). There may also be asbestos-containing materials at some of the properties in our Portfolio. Further, no assurance can be given that any environmental studies performed have identified or will identify all material environmental conditions that may exist with respect to any of the properties in our Portfolio.

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
All of the properties in our Portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could necessitate the removal of access barriers, and non-compliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants, or both. We are continually assessing our Portfolio to determine our compliance with the current requirements of the ADA. We are required to comply with the ADA within the common areas of our Portfolio and we may not be able to pass on to our tenants the costs necessary to remediate any common area ADA issues, which could adversely affect our financial condition and operating results. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes, and other regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Portfolio. As a result, we may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements. The resulting expenditures and restrictions could adversely affect our financial condition, operating results or cash flows.

We and our tenants face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and operate and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and/or computer systems. Attacks can be both individual and highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent mandatory password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee that such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors, disrupt the proper functioning of our networks, result in misstated financial reports or loan covenants and/or missed reporting deadlines, prevent us from properly monitoring our REIT qualification, result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space or require significant management attention and resources to remedy any damages that result. A successful attack could also disrupt and affect our business operations, damage our reputation, and result in significant litigation and remediation costs. Similarly, our tenants rely extensively on computer systems to process transactions and manage their businesses and thus are also at risk from and may be impacted by cybersecurity attacks. An interruption in the business operations of our tenants or a deterioration in their reputation resulting from a cybersecurity attack could indirectly impact our business operations. As of December 31, 2018, we have not had any material incidences involving cybersecurity attacks.

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
BPG’s investment, financing and dividend policies and our policies with respect to all other business activities, including strategy and operations, will be determined by BPG’s board of directors. These policies may be amended or revised at any time and from time to time at the discretion of BPG’s board of directors without a vote of our stockholders. BPG’s charter also provides that BPG’s board of directors may revoke or otherwise terminate our REIT election without approval of BPG’s stockholders, if it determines that it is no longer in BPG’s best interests to attempt to qualify, or to continue to qualify, as a REIT. In addition, BPG’s board of directors may change BPG’s policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in any of these policies could have an adverse effect on our financial condition, our operating results, our cash flow, and our ability to satisfy our debt service obligations and to pay dividends to BPG’s stockholders.

BPG’s board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.
BPG’s charter permits its board of directors to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and establish the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, BPG’s board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging an unsolicited acquisition of us or change of our control in which holders of some or a majority of BPG’s outstanding common stock might receive a premium for their shares over the then-current market price of our common stock.

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

BPG’s charter authorizes BPG and BPG’s bylaws require BPG to indemnify each of BPG’s directors or officers who is made a party to or witness in a proceeding by reason of his or her service in those capacities (or in a similar capacity at another entity at the request of BPG), to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject by reason of his or her status as a present or former director or officer of BPG. In addition, BPG may be obligated to pay or reimburse the expenses incurred by BPG’s present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, BPG and BPG’s stockholders may have more limited rights to recover money damages from BPG’s directors and officers than might otherwise exist absent these provisions in BPG’s charter and bylaws or that might exist with other companies, which could limit the recourse of stockholders in the event of actions that are not in BPG’s best interests.

BPG’s charter contains a provision that expressly permits BPG’s non-employee directors to compete with us.
BPG’s charter provides that, to the maximum extent permitted from time to time by Maryland law, BPG renounce any interest or expectancy that BPG has in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by BPG’s directors or their affiliates, other than to those directors who are employed by BPG or BPG’s subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as a director. Non-employee directors or any of their affiliates will not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates.

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

BPG’s charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in their capacity as our director. These provisions may deprive us of opportunities which we may have otherwise wanted to pursue.

Risks Related to our REIT Status and Certain Other Tax Items
If BPG does not maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability.
BPG intends to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, BPG could fail to meet various compliance requirements, which could jeopardize its REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for BPG to qualify as a REIT.

If BPG fails to qualify as a REIT in any tax year and BPG is not entitled to relief under applicable statutory provisions:

•
BPG would be taxed as a non-REIT “C” corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on its taxable income at normal corporate income tax rates, which would reduce BPG’s cash flows and funds available for distribution to stockholders; and

•	BPG would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

The IRS, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. BPG cannot predict whether, when, or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be adopted. Any legislative action may prospectively or retroactively modify BPG’s tax treatment and, therefore, may adversely affect taxation of BPG or BPG’s stockholders. Stockholders should consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in BPG stock.

Complying with REIT requirements may force BPG to liquidate or restructure investments or forego otherwise attractive investment opportunities.
In order to qualify as a REIT, BPG must ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash equivalents, government securities and qualified REIT real estate assets. BPG’s investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless: (1) such issuer is a REIT; (2) BPG and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code; or (3) for purposes of the 10% value limitation only, the securities satisfy certain requirements and are not considered “securities” for this test. The total value of all of BPG’s investments in taxable REIT subsidiaries cannot exceed 20% of the value of BPG’s total assets. In addition, no more than 5% of the value of BPG’s assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of the value of BPG’s total assets may be represented by debt instruments issued by “publicly offered REITs” (as defined under the Code) that are “nonqualified” (e.g., not secured by real property or interests in real property). If BPG fails to comply with these requirements, BPG must dispose of a portion of its assets within 30 days after the end of the calendar quarter in order to avoid losing its REIT status and suffering adverse tax consequences. In addition to the quarterly asset test requirements, BPG must annually satisfy two income test requirements (the “75% and 95% gross income tests”). As a result, BPG may be required to liquidate from its portfolio, or contribute to a taxable REIT subsidiary, otherwise attractive investments in order to maintain its qualification as a REIT. These actions could have the effect of reducing BPG’s income and amounts available for distribution to its stockholders. BPG may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the income or asset diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder BPG’s ability to operate solely on the basis of maximizing profits.

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.”  Prohibited transactions generally include sales of assets, other than foreclosure property, that constitute inventory or other property held for sale to customers in the ordinary course of business.  This 100% tax could affect BPG’s decisions to sell property if it believes such sales could be treated as a prohibited transaction.  However, BPG would not be subject to this tax if it were to sell such assets through a taxable REIT subsidiary.

Complying with REIT requirements may limit BPG’s ability to hedge effectively and may cause BPG to incur tax liabilities.
The REIT provisions of the Code substantially limit BPG’s ability to hedge its liabilities. Any income from a hedging transaction BPG enters into to manage the risk of interest rate fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, or to manage the risk of currency fluctuations, if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that BPG must satisfy in order to maintain its qualification as a REIT. To the extent that BPG enters into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, BPG intends to limit its use of hedging techniques that are not clearly identified under applicable Treasury Regulations or implement those hedges through a domestic taxable REIT subsidiary. This could expose BPG to greater risks than BPG would otherwise want to bear or it could increase the cost of BPG’s hedging activities because its taxable REIT subsidiary would be subject to tax on gains.

BPG’s charter does not permit any person to own more than 9.8% of BPG’s outstanding common stock or of BPG’s outstanding stock of all classes or series, and attempts to acquire BPG’s common stock or BPG’s stock of all other classes or series in excess of these limits would not be effective without an exemption from these limits by BPG’s board of directors.
For BPG to qualify as a REIT under the Code, not more than 50% of the value of BPG’s outstanding stock may be owned directly or indirectly by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting BPG’s qualification as a REIT for federal income tax purposes, among other purposes, BPG’s charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of BPG’s common stock or 9.8% in value of the outstanding shares of BPG’s stock, which BPG refers to as the “ownership limit.” The constructive ownership rules under the Code and BPG’s charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of BPG’s outstanding common stock or BPG’s stock by a person could cause a person to own constructively in excess of 9.8% of BPG’s outstanding common stock or BPG’s stock, respectively, and thus violate the ownership limit. Any attempt to own or transfer shares of BPG’s stock in excess of the ownership limit without an exemption from BPG’s board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust or the transfer being void, and the person who attempted to acquire such excess shares will not have any rights in such excess shares. In addition, there can be no assurance that BPG’s board of directors, as permitted in the charter, will not decrease this ownership limit in the future.

The ownership limit may have the effect of precluding a change in control of BPG by a third party, even if such change in control would be in the best interests of BPG’s stockholders or would result in BPG’s stockholders receiving a premium for their shares over the then current market price of BPG’s common stock (and even if such change in control would not reasonably jeopardize BPG’s REIT status).

Failure to qualify as a domestically-controlled REIT could subject BPG’s non-U.S. stockholders to adverse U.S. federal income tax consequences.
BPG will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares are held directly or indirectly by non-U.S. stockholders. Because its shares are publicly traded, BPG cannot guarantee that it will, in fact, be a domestically-controlled REIT. If BPG fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to U.S. federal income tax on the gain attributable to a sale of BPG’s shares of common stock would be subject to taxation upon such a sale if either (a) the shares were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 10% in value of the outstanding shares at any time during specified testing periods. If gain on the sale or exchange of BPG’s shares of common stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

BPG may choose to make distributions in BPG’s own stock, in which case stockholders may be required to pay income taxes without receiving any cash dividends.
In connection with BPG’s qualification as a REIT, BPG is required to annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Although it does not currently intend to do so, in order to satisfy this requirement, BPG is permitted, subject to certain conditions and limitations, to make distributions that are in whole or in part payable in shares of BPG’s stock. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of BPG’s current or accumulated earnings and profits, as determined for federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution in shares of BPG’s stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. Furthermore, with respect to certain non-U.S. stockholders, BPG may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in shares of BPG’s stock, by withholding or disposing of part of the shares included in such distribution and using the net proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of BPG’s stockholders determine to sell shares of BPG’s stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of BPG’s stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to qualified dividend income payable by non-REIT “C” corporations to certain non-corporate U.S. stockholders has been reduced by legislation to 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For non-corporate U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 23.8% tax rate on qualified dividend income paid by non-REIT “C” corporations. As a result of the more favorable rates applicable to non-REIT “C” corporate qualified dividends, certain non-corporate investors could perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including BPG.

Risks Related to Ownership of BPG’s Common Stock
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels and, as a result, we may borrow funds or sell assets to make distributions or we may be unable to make distributions in the future.
If cash available for distributions decreases in future periods, our inability to make expected distributions could result in a decrease in the market price of BPG’s common stock. See “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” All distributions will be made at the discretion of BPG’s board of directors and will depend on our sources and uses of capital, operating fundementals, maintenance of our REIT qualification, and other factors BPG’s board of directors may deem relevant. We may not be able to make distributions in the future or we may need to fund a portion or all of the distribution with borrowed funds and/or asset sales. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. We may make distributions that are in whole or part payable in shares of BPG’s stock, which has certain tax implications as described above. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding BPG’s common stock, BPG’s share price and trading volume may decline.
The trading market for BPG’s shares is influenced by the research and reports that securities or industry analysts publish about us or our business. Events that could adversely affect BPG’s share price and trading volume include: (1) BPG’s operating results being below the expectations of securities and industry analysts and investors; (2) downgrades or inaccurate or unfavorable research about BPG’s business published by analysts; or (3) the termination of research coverage or the failure by analysts to regularly publish reports on us, which may cause us to lose visibility in the financial markets. A less liquid market for BPG’s shares may also impair our ability to raise additional equity capital by issuing shares and may impair our ability to fund growth opportunities by using BPG’s shares as consideration.

The market price of BPG’s common stock could be adversely affected by market conditions and by our actual and expected future earnings and level of distributions.
The stock market in general, and the REIT market in particular, experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. An increase in market interest rates may lead prospective purchasers of shares of BPG’s common stock to demand a higher distribution rate or seek alternative investments. The market value of equity securities is also based upon the market’s perception of the growth potential and current and potential future cash distributions of a security, whether from operations, sales, or refinancings, and, for REITs, is secondarily based upon the real estate market value of the underlying assets. Our failure to meet the market’s expectations with regard to future earnings and distributions would likely adversely affect the market price of BPG’s common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
As of December 31, 2018, our Portfolio consisted of 425 shopping centers with approximately 74 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 MSAs in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2018, our three largest tenants by ABR were The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc.

The following table summarizes the top 20 tenants by Leased ABR in our Portfolio as of December 31, 2018 (dollars in thousands):

Retailer	Owned Leases	Leased GLA	Percent of Portfolio GLA	Leased ABR	Percent of Portfolio Leased ABR	ABR PSF
The TJX Companies, Inc.	86	2,676,266	3.6%	$29,515	3.3%	$11.03
The Kroger Co.	54	3,607,839	4.9%	25,880	2.9%	7.17
Dollar Tree Stores, Inc.	133	1,522,382	2.1%	16,132	1.8%	10.60
Burlington Stores, Inc.	23	1,446,713	2.0%	12,618	1.4%	8.72
Publix Super Markets, Inc.	30	1,332,920	1.8%	12,521	1.4%	9.39
Albertson's Companies, Inc	20	1,122,477	1.5%	12,020	1.4%	10.71
Ahold Delhaize	21	1,145,961	1.6%	11,906	1.3%	10.39
L.A Fitness International, LLC	15	629,515	0.9%	10,469	1.2%	16.63
Ross Stores, Inc	32	881,393	1.2%	10,057	1.1%	11.41
Wal-Mart Stores, Inc.	19	2,351,481	3.2%	9,979	1.1%	4.24
Bed Bath & Beyond, Inc.	31	765,616	1.0%	9,693	1.1%	12.66
PetSmart, Inc.	26	587,388	0.8%	8,796	1.0%	14.97
Big Lots, Inc.	39	1,276,178	1.7%	8,216	0.9%	6.44
PETCO Animal Supplies, Inc.	34	460,940	0.6%	7,930	0.9%	17.2
Best Buy Co., Inc.	14	583,462	0.8%	7,838	0.9%	13.43
The Michaels Companies, Inc.	27	604,054	0.8%	7,166	0.8%	11.86
Kohl's Corporation	12	914,585	1.2%	7,107	0.8%	7.77
Party City Holdco Inc.	33	471,082	0.6%	6,482	0.7%	13.76
Office Depot, Inc.	27	592,765	0.8%	6,450	0.7%	10.88
Ulta Beauty, Inc.	24	274,429	0.4%	6,151	0.7%	22.41
TOP 20 RETAILERS	700	23,247,446	31.5%	$226,926	25.4%	$9.76

The following table summarizes the geographic diversity of our Portfolio by state, ranked by ABR, as of December 31, 2018 (dollars in thousands, expect per square foot information):

								Percent of
		Number of		Percent	Percent			Number of	Percent	Percent
	State	Properties	GLA	Billed	Leased	ABR	ABR PSF(1)	Properties	of GLA	of ABR
1	Florida	50	8,121,665	84.5%	89.6%	$103,678	$14.79	11.8%	11.0%	11.7%
2	Texas	57	8,313,429	87.7%	92.7%	100,359	13.95	13.4%	11.3%	11.3%
3	California	28	5,233,299	92.6%	95.8%	93,557	20.14	6.6%	7.1%	10.5%
4	New York	29	3,687,730	92.8%	95.5%	66,613	19.39	6.8%	5.0%	7.5%
5	Pennsylvania	27	4,913,096	90.2%	94.5%	61,814	16.04	6.4%	6.7%	7.0%
6	Georgia	32	4,668,429	87.7%	89.5%	44,663	10.95	7.5%	6.3%	5.0%
7	North Carolina	20	4,243,202	91.0%	92.7%	42,962	11.56	4.7%	5.8%	4.8%
8	Illinois	18	4,106,268	79.7%	83.5%	42,464	13.35	4.2%	5.6%	4.8%
9	New Jersey	16	2,837,986	90.9%	93.1%	40,319	16.28	3.8%	3.9%	4.5%
10	Ohio	17	3,490,593	90.6%	91.0%	36,675	13.12	4.0%	4.7%	4.1%
11	Michigan	17	3,235,219	83.7%	92.0%	35,626	13.07	4.0%	4.4%	4.0%
12	Connecticut	12	1,862,523	89.8%	90.5%	26,479	15.75	2.8%	2.5%	3.0%
13	Tennessee	10	2,252,108	86.4%	94.8%	23,573	11.14	2.4%	3.1%	2.7%
14	Colorado	6	1,476,597	86.2%	91.4%	18,921	14.43	1.4%	2.0%	2.1%
15	Massachusetts	10	1,725,536	92.8%	93.4%	18,883	15.35	2.4%	2.3%	2.1%
16	Kentucky	8	1,856,913	89.2%	91.7%	17,638	11.50	1.9%	2.5%	2.0%
17	Minnesota	9	1,364,599	91.0%	92.7%	16,056	13.57	2.1%	1.9%	1.8%
18	Indiana	10	1,709,412	87.2%	89.4%	15,474	11.16	2.4%	2.3%	1.7%
19	South Carolina	7	1,305,686	92.1%	93.5%	14,999	12.53	1.6%	1.8%	1.7%
20	Virginia	9	1,355,467	93.9%	94.9%	14,986	12.40	2.1%	1.8%	1.7%
21	New Hampshire	5	772,528	89.9%	95.0%	8,284	13.89	1.2%	1.0%	0.9%
22	Wisconsin	4	703,934	90.8%	90.8%	6,619	10.80	0.9%	1.0%	0.7%
23	Maryland	3	410,713	98.1%	98.4%	5,590	13.83	0.7%	0.6%	0.6%
24	Alabama	2	774,035	73.9%	82.6%	5,524	8.75	0.5%	1.1%	0.6%
25	Missouri	5	655,984	87.6%	94.0%	5,302	8.77	1.2%	0.9%	0.6%
26	Kansas	2	376,962	90.4%	93.1%	3,332	12.16	0.5%	0.5%	0.4%
27	Arizona	2	284,875	93.4%	94.2%	3,324	12.39	0.5%	0.4%	0.4%
28	Iowa	2	512,825	96.6%	97.5%	3,102	6.27	0.5%	0.7%	0.3%
29	West Virginia	2	251,500	96.0%	96.0%	2,066	8.56	0.5%	0.3%	0.2%
30	Vermont	1	224,514	98.4%	98.4%	1,988	9.00	0.2%	0.3%	0.2%
31	Delaware	1	191,974	81.9%	81.9%	1,982	13.64	0.2%	0.3%	0.2%
32	Maine	1	287,513	90.7%	90.7%	1,900	20.55	0.2%	0.4%	0.2%
33	Oklahoma	1	186,851	100.0%	100.0%	1,900	10.17	0.2%	0.3%	0.2%
34	Louisiana	2	279,159	63.4%	76.3%	1,091	5.31	0.5%	0.4%	0.1%
TOTAL(2)		425	73,673,124	88.4%	91.9%	$887,743	$14.10	100.0%	100.0%	100.0%
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.
(2)     Individual values may not add up to totals due to rounding.

The following table summarizes certain information for our Portfolio by unit size as of December 31, 2018 (dollars in thousands, expect per square foot information):

	Number of Units	GLA	Percent Billed	Percent Leased	Percent of Vacant GLA	ABR	ABR PSF(1)
≥ 35,000 SF	480	28,775,204	92.3%	95.6%	21.1%	$236,033	$9.88
20,000 – 34,999 SF	515	13,570,354	89.4%	94.1%	13.4%	134,353	10.70
10,000 – 19,999 SF	653	8,951,555	88.0%	92.2%	11.7%	111,006	13.86
5,000 – 9,999 SF	1,207	8,309,491	84.9%	87.1%	17.9%	120,651	17.44
< 5,000 SF	6,699	14,066,520	81.6%	84.8%	35.9%	285,700	24.70
TOTAL	9,554	73,673,124	88.4%	91.9%	100.0%	$887,743	$14.10

TOTAL ≥ 10,000 SF	1,648	51,297,113	90.8%	94.6%	46.1%	$481,392	$10.83
TOTAL < 10,000 SF	7,906	22,376,011	82.8%	85.7%	53.9%	406,351	21.98
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next ten calendar years and thereafter, assuming no exercise of renewal options over the lease term and including the GLA of lessee owned leasehold improvements, as of December 31, 2018:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR PSF	ABR PSF at Expiration
M-M	313	922,947	1.4%	1.5%	$14.24	$14.24
2019	1,154	6,349,213	9.4%	8.8%	12.25	12.25
2020	1,356	9,985,621	14.7%	13.8%	12.26	12.34
2021	1,206	9,244,589	13.7%	12.9%	12.38	12.58
2022	1,039	8,276,063	12.2%	12.4%	13.28	13.66
2023	991	7,312,658	10.8%	11.1%	13.51	13.95
2024	646	6,613,415	9.8%	9.0%	12.14	13.09
2025	295	3,248,556	4.8%	4.9%	13.38	14.46
2026	287	2,855,423	4.2%	4.9%	15.29	16.81
2027	308	2,911,954	4.3%	4.9%	14.87	16.78
2028	304	2,672,197	3.9%	4.8%	16.15	18.16
2029+	423	7,320,239	10.8%	11.0%	13.30	15.47

More specific information with respect to each of our properties is set forth in Exhibit 99.1, which is incorporated herein by reference.

Leases
Our anchor tenants generally have leases with original terms ranging from 10 to 20 years, which may contain renewal options for one or more additional periods. Smaller tenants typically have leases with original terms ranging from five to 10 years, which may or may not contain renewal options. Leases in our Portfolio generally provide for the payment of fixed monthly rent. Leases may also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level. Leases typically contain contractual increases in base rent over both the primary terms and renewal periods, and tenant reimbursements of common area expenses, utilities, insurance and real estate taxes. Utilities are generally paid by tenants either through separate meters or reimbursement.

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

We also maintain commercial liability, fire, extended coverage, earthquake, business interruption, and rental loss insurance covering all of the properties in our Portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, industry practice, and the nature of the shopping centers in our Portfolio. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. In the opinion of our management, all of the properties in our Portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses such as losses from war. See “Risk Factors – Risks Related to Our Portfolio and Our Business – An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties.”

Item 3.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 14 – Commitments and Contingencies to our consolidated financial statements in this report is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BPG’s common stock trades on the New York Stock Exchange under the trading symbol “BRX.” As of February 1, 2019, the number of holders of record of BPG’s common stock was 449.  This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

BPG has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, BPG must meet a number of organizational and operational requirements, including a requirement that it currently distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. It is management’s intention to adhere to these requirements and maintain BPG’s REIT status. As a REIT, BPG generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.

BPG’s future distributions will be at the sole discretion of BPG’s Board of Directors. When determining the amount of future distributions, we expect that BPG’s Board of Directors will consider, among other factors; (1) the amount of cash recently and expected to be generated from our operating activities; (2) the amount of cash required for capital expenditures and leasing; (3) the amount of cash required for debt repayments, redevelopment, selective acquisitions of new properties, and share repurchases; (4) the amount of cash required to be distributed to maintain BPG’s status as a REIT and to reduce any income and excise taxes that BPG otherwise would be required to pay; (5) any limitations on our distributions contained in our financing agreements, including, without limitation, in our Unsecured Credit Facility; (6) the sufficiency of legally-available assets; and (7) our ability to continue to access additional sources of capital.

To the extent BPG is prevented, by provisions of our financing arrangements or otherwise, from distributing 100% of BPG’s REIT taxable income, or otherwise does not distribute 100% of BPG’s REIT taxable income, BPG will be subject to income tax, and potentially excise tax, on the retained amounts. If our operations do not generate sufficient cash flow to allow BPG to satisfy the REIT distribution requirements, we may be required to fund distributions with working capital, borrowed funds, or asset sales, or we may be required to reduce such distributions or make such distributions in whole or in part payable in shares of BPG's stock. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Item 1A. “Risk Factors.”

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to shareholders as ordinary dividend income or capital gain income.  Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital.  These distributions, to the extent that they do not exceed the shareholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the shareholder’s common shares.  To the extent that distributions are both in excess of taxable earnings and profits and in excess of the shareholder’s adjusted tax basis in its common shares, the distribution will be treated as capital gain from the sale of common shares.  For the taxable year ended December 31, 2018, 84.7% of the Company’s distributions to shareholders constituted taxable ordinary income and 15.3% constituted a return of capital.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from December 31, 2013 through December 31, 2018, the cumulative total stockholder return on BPG’s common stock with the cumulative total return of the S&P 500 Index and the FTSE NAREIT Equity Shopping Centers Index. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2018.

Issuer Purchases of Equity Securities
On December 5, 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the year ended December 31, 2018, the Company repurchased 6,314,998 shares of common stock under the Program at an average price per share of $16.56 for a total of approximately $104.6 million, excluding commissions. The Company incurred commissions of $0.1 million in conjunction with the Program during the year ended December 31, 2018. As of December 31, 2018, the Program had $289.5 million of available repurchase capacity. The following table summarizes share repurchases under the Program for the three months ended December 31, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased (in millions)
October 1, 2018 to October 31, 2018	103,432	$17.12	103,432	$310.5
November 1, 2018 to November 30, 2018	1,311,514	15.99	1,311,514	289.5
December 1, 2018 to December 31, 2018	—	—	—	289.5
Total	1,414,946	$16.07	1,414,946

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

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues
Rental income	$956,090	$997,089	$998,118	$984,548	$960,715
Expense reimbursements	271,671	278,636	270,548	276,032	268,035
Other revenues	6,579	7,455	7,106	5,400	7,849
Total revenues	1,234,340	1,283,180	1,275,772	1,265,980	1,236,599

Operating expenses
Operating costs	136,217	136,092	133,429	129,477	129,148
Real estate taxes	177,401	179,097	174,487	180,911	179,504
Depreciation and amortization	352,245	375,028	387,302	417,935	441,630
Provision for doubtful accounts	10,082	5,323	9,182	9,540	11,537
Impairment of real estate assets	53,295	40,104	5,154	1,005	—
General and administrative	93,596	92,247	92,248	98,454	80,175
Total operating expenses	822,836	827,891	801,802	837,322	841,994

Other income (expense)
Dividends and interest	519	365	542	315	602
Interest expense	(215,025)	(226,660)	(226,671)	(245,012)	(262,812)
Gain on sale of real estate assets	209,168	68,847	35,613	11,744	378
Gain (loss) on extinguishment of debt, net	(37,096)	498	(832)	1,720	(13,761)
Other	(2,786)	(2,907)	(4,957)	(348)	(8,431)
Total other expense	(45,220)	(159,857)	(196,305)	(231,581)	(284,024)

Income before equity in income of unconsolidated joint ventures	366,284	295,432	277,665	197,077	110,581
Equity in income of unconsolidated joint ventures	—	381	477	459	370
Gain on disposition of unconsolidated joint venture interests	—	4,556	—	—	1,820
Income from continuing operations	366,284	300,369	278,142	197,536	112,771

Discontinued operations
Income from discontinued operations	—	—	—	—	4,909
Gain on disposition of operating properties	—	—	—	—	15,171
Income from discontinued operations	—	—	—	—	20,080

Net income	366,284	300,369	278,142	197,536	132,851

Net income attributable to non-controlling interests	—	(76)	(2,514)	(3,816)	(43,849)

Net income attributable to Brixmor Property Group Inc.	366,284	300,293	275,628	193,720	89,002

Preferred stock dividends	—	(39)	(150)	(150)	(150)
Net income attributable to common stockholders	$366,284	$300,254	$275,478	$193,570	$88,852
Per common share:
Income from continuing operations:
Basic	$1.21	$0.98	$0.91	$0.65	$0.36
Diluted	$1.21	$0.98	$0.91	$0.65	$0.36
Net income attributable to common stockholders:
Basic	$1.21	$0.98	$0.91	$0.65	$0.36
Diluted	$1.21	$0.98	$0.91	$0.65	$0.36
Weighted average shares:
Basic	302,074	304,834	301,601	298,004	243,390
Diluted	302,339	305,281	305,060	305,017	244,588

Cash dividends declared per common share	$1.105	$1.055	$0.995	$0.92	$0.825

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
Balance sheet data as of the end of each year	2018	2017	2016	2015	2014
Real estate, net	$7,749,650	$8,560,421	$8,842,004	$9,052,165	$9,253,015
Total assets	$8,242,421	$9,153,926	$9,319,685	$9,498,007	$9,681,913
Debt obligations, net(1)	$4,885,863	$5,676,238	$5,838,889	$5,974,266	$6,022,508
Total liabilities	$5,406,322	$6,245,578	$6,392,525	$6,577,705	$6,701,610
Total equity	$2,836,099	$2,908,348	$2,927,160	$2,920,302	$2,980,303
(1) Debt includes secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount and unamortized debt issuance costs.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues
Rental income	$956,090	$997,089	$998,118	$984,548	$960,715
Expense reimbursements	271,671	278,636	270,548	276,032	268,035
Other revenues	6,579	7,455	7,106	5,400	7,849
Total revenues	1,234,340	1,283,180	1,275,772	1,265,980	1,236,599

Operating expenses
Operating costs	136,217	136,092	133,429	129,477	129,148
Real estate taxes	177,401	179,097	174,487	180,911	179,504
Depreciation and amortization	352,245	375,028	387,302	417,935	441,630
Provision for doubtful accounts	10,082	5,323	9,182	9,540	11,537
Impairment of real estate assets	53,295	40,104	5,154	1,005	—
General and administrative	93,596	92,247	92,248	98,454	80,175
Total operating expenses	822,836	827,891	801,802	837,322	841,994

Other income (expense)
Dividends and interest	519	365	542	315	602
Interest expense	(215,025)	(226,660)	(226,671)	(245,012)	(262,812)
Gain on sale of real estate assets	209,168	68,847	35,613	11,744	378
Gain (loss) on extinguishment of debt, net	(37,096)	498	(832)	1,720	(13,761)
Other	(2,786)	(2,907)	(4,957)	(348)	(8,431)
Total other expense	(45,220)	(159,857)	(196,305)	(231,581)	(284,024)

Income before equity in income of unconsolidated joint ventures	366,284	295,432	277,665	197,077	110,581
Equity in income of unconsolidated joint ventures	—	381	477	459	370
Gain on disposition of unconsolidated joint venture interests	—	4,556	—	—	1,820
Income from continuing operations	366,284	300,369	278,142	197,536	112,771

Discontinued operations
Income from discontinued operations	—	—	—	—	4,909
Gain on disposition of operating properties	—	—	—	—	15,171
Income from discontinued operations	—	—	—	—	20,080

Net income	366,284	300,369	278,142	197,536	132,851

Net income attributable to non-controlling interests	—	—	—	—	(1,181)

Net income attributable to Brixmor Operating Partnership LP	$366,284	$300,369	$278,142	$197,536	$131,670
Net income attributable to:
Series A interest	$—	$—	$—	$—	$21,014
Partnership common units	366,284	300,369	278,142	197,536	110,656
Net income attributable to Brixmor Operating Partnership LP	$366,284	$300,369	$278,142	$197,536	$131,670
Per common unit:
Income from continuing operations:
Basic	$1.21	$0.98	$0.91	$0.65	$0.36
Diluted	$1.21	$0.98	$0.91	$0.65	$0.36
Net income attributable to partnership common units:
Basic	$1.21	$0.98	$0.91	$0.65	$0.36
Diluted	$1.21	$0.98	$0.91	$0.65	$0.36
Weighted average number of partnership common units:
Basic	302,074	304,913	304,600	303,992	302,540
Diluted	302,339	305,281	305,059	305,017	303,738

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
Balance sheet data as of the end of each year	2018	2017	2016	2015	2014
Real estate, net	$7,749,650	$8,560,421	$8,842,004	$9,052,165	$9,253,015
Total assets	$8,242,075	$9,153,677	$9,319,434	$9,497,775	$9,681,566
Debt obligations, net(1)	$4,885,863	$5,676,238	$5,838,889	$5,974,266	$6,022,508
Total liabilities	$5,406,322	$6,245,578	$6,392,525	$6,577,705	$6,701,610
Total capital	$2,835,753	$2,908,099	$2,926,909	$2,920,070	$2,979,956
(1) Debt includes secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount and unamortized debt issuance costs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto. Historical results and percentage relationships set forth in the Consolidated Financial Statements and accompanying notes, including trends which might appear, should not be taken as indicative of future operations.

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2018, our portfolio was comprised of 425 shopping centers (the “Portfolio”) totaling approximately 74 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2018, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2018, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by, a commitment to operate in a socially responsible manner that allows us to realize our goal of owning and managing properties that are the center of the communities we serve.

We believe the following set of competitive advantages positions us to successfully execute on our key strategies:

•
Expansive Retailer Relationships – We believe that the scale of our asset base and our nationwide footprint represent competitive advantages in supporting the growth objectives of the nation’s largest and most successful retailers. We believe that we are one of the largest landlords by GLA to TJX and Kroger, as well as a key landlord to most major grocers and retail category leaders. We believe that our strong relationships with leading retailers afford us unique insight into their strategies and priority access to their expansion plans.

•
Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia and San Diego, as well as our 10 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence while also benefitting from the regional and local expertise of our leasing and operations team.

•
Experienced Management – Senior members of our management team are seasoned real estate operators with extensive public company leadership experience.  Our management team has deep industry knowledge and well-established relationships with retailers, brokers and vendors through many years of operational and transactional experience, as well as significant expertise in executing value-enhancing reinvestment opportunities.

Other Factors That May Influence our Future Results
We derive our revenues primarily from rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us for their proportional share of operating costs, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties.

The amount of revenue we receive is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases and/or lease available space. Factors that could affect our rental income include: (1) changes in national, regional and local economic climates or demographics; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in operating costs, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change and other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes.

Our operating costs represent property-related costs, such as repairs and maintenance, landscaping, snow removal, utilities, property insurance, security, ground rent related to properties for which we are the lessee and various other costs. Increases in our operating costs, to the extent they are not offset by increases in revenue, may impact our overall performance. For a further discussion of these and other factors that could impact our future results, see Item 1A. “Risk Factors.”

Leasing Highlights
As of December 31, 2018, billed and leased occupancy was 88.4% and 91.9%, respectively, as compared to 90.3% and 92.2%, respectively, as of December 31, 2017.

The following table summarizes our executed leasing activity for the years ended December 31, 2018 and 2017 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Year Ended December 31, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,979	12,370,589	$14.36	$7.57	$1.48	11.8%
New and renewal leases	1,696	8,467,746	15.72	11.01	2.15	13.8%
New leases	637	3,867,457	14.89	21.82	4.66	34.4%
Renewal leases	1,059	4,600,289	16.42	1.92	0.04	7.6%
Option leases	283	3,902,843	11.41	0.10	0.03	7.0%

For the Year Ended December 31, 2017
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,894	11,898,523	$14.48	$7.34	$1.10	12.6%
New and renewal leases	1,605	8,129,836	15.44	10.73	1.61	15.5%
New leases	618	3,195,154	16.00	22.26	3.97	34.1%
Renewal leases	987	4,934,682	15.08	3.27	0.08	9.8%
Option leases	289	3,768,687	12.41	0.02	—	7.2%

(1)	Based on comparable leases only.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

Acquisition Activity

•	During the year ended December 31, 2018, we acquired two land parcels, one building, three outparcel buildings and one outparcel for $17.4 million, including transaction costs.

•	During the year ended December 31, 2017, we acquired four shopping centers, one building, two outparcel buildings and two outparcels for $190.5 million, including transaction costs.

Disposition Activity

•
During the year ended December 31, 2018, we disposed of 62 shopping centers, two partial shopping centers and one land parcel for aggregate net proceeds of $957.5 million resulting in aggregate gain of $208.7 million and aggregate impairment of $37.0 million. In addition, during the year ended December 31, 2018, we received net proceeds of $0.5 million from previously disposed assets resulting in gain of $0.5 million.

•
During the year ended December 31, 2017, we disposed of 29 wholly owned shopping centers and two outparcel buildings for aggregate net proceeds of $330.8 million resulting in aggregate gain of $68.7 million and aggregate impairment of $22.9 million. In addition, during the year ended December 31, 2017, we disposed of our unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Revenues (in thousands)

	Year Ended December 31,
	2018	2017	$ Change
Revenues
Rental income	$956,090	$997,089	$(40,999)
Expense reimbursements	271,671	278,636	(6,965)
Other revenues	6,579	7,455	(876)
Total revenues	$1,234,340	$1,283,180	$(48,840)

Rental income
The decrease in rental income for the year ended December 31, 2018 of $41.0 million, as compared to the corresponding period in 2017, was primarily due to a $51.0 million decrease due to net disposition activity, partially offset by a $10.0 million increase for the remaining portfolio. The increase for the remaining portfolio is due to (i) a $17.3 million increase in base rent; and (ii) a $1.8 million increase in ancillary and other income, partially offset by (iii) a $3.8 million decrease in amortization of above- and below-market leases and tenant inducements, net; (iv) a $2.7 million decrease in straight-line rent; and (v) a $2.6 million decrease in lease termination fees. The $17.3 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 11.8% and 12.6% during the years ended December 31, 2018 and 2017, respectively, partially offset by a decline in billed occupancy.

Expense reimbursements
The decrease in expense reimbursements for the year ended December 31, 2018 of $7.0 million, as compared to the corresponding period in 2017, was primarily due to a $11.5 million decrease in expense reimbursements due to net disposition activity, partially offset by a $4.5 million increase in expense reimbursements for the remaining portfolio. The increase in expense reimbursements for the remaining portfolio was primarily due to higher reimbursable operating costs and real estate taxes, partially offset by a decline in billed occupancy.

Other revenues
The decrease in other revenues for the year ended December 31, 2018 of $0.9 million, as compared to the corresponding period in 2017, was primarily due to a decrease in percentage rents.

Operating Expenses (in thousands)

	Year Ended December 31,
	2018	2017	$ Change
Operating expenses
Operating costs	$136,217	$136,092	$125
Real estate taxes	177,401	179,097	(1,696)
Depreciation and amortization	352,245	375,028	(22,783)
Provision for doubtful accounts	10,082	5,323	4,759
Impairment of real estate assets	53,295	40,104	13,191
General and administrative	93,596	92,247	1,349
Total operating expenses	$822,836	$827,891	$(5,055)

Operating costs
There was an increase in operating costs for the year ended December 31, 2018 of $0.1 million as compared to the corresponding period in 2017. Operating costs decreased by $7.1 million as a result of net disposition activity, offset by an increase of $5.7 million in repair and maintenance costs for the remaining portfolio and a decrease of $1.5 million in favorable insurance captive reserve adjustments.

Real estate taxes
The decrease in real estate taxes for the year ended December 31, 2018 of $1.7 million, as compared to the corresponding period in 2017, was primarily due to a $6.3 million decrease in real estate taxes due to net disposition activity, partially offset by a $4.6 million increase for the remaining portfolio due to increases in tax rates and assessments from several jurisdictions, as well as lower tax refunds for the year ended December 31, 2018.

Depreciation and amortization
The decrease in depreciation and amortization for the year ended December 31, 2018 of $22.8 million, as compared to the corresponding period in 2017, was primarily due to a $19.1 million decrease in depreciation and amortization due to net disposition activity and a decrease in acquired in-place lease intangibles.

Provision for doubtful accounts
The increase in the provision for doubtful accounts for the year ended December 31, 2018 of $4.8 million, as compared to the corresponding period in 2017, was primarily due to increased reserves for certain tenants during the year ended December 31, 2018.

Impairment of real estate assets
During the year ended December 31, 2018, aggregate impairment of $53.3 million was recognized on 18 disposed shopping centers, including one partially disposed shopping center, and three operating properties. During the year ended December 31, 2017, aggregate impairment of $40.1 million was recognized on 11 disposed shopping centers and five operating properties. Impairments recognized were due to a change in estimated hold periods in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the year ended December 31, 2018 of $1.3 million, as compared to the corresponding period in 2017, was primarily due to an increase of $7.0 million related to an SEC settlement, partially offset by a decrease in non-routine legal expenses and professional fees.

Compensation costs increased $2.9 million in 2018, primarily due to our growing value-enhancing reinvestment pipeline. During the years ended December 31, 2018 and 2017, construction compensation costs of $10.6 million and $8.1 million, respectively, were capitalized to building and improvements and leasing payroll costs of $8.0 million and $8.1 million, respectively, and leasing commission costs of $7.1 million and $6.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2018	2017	$ Change
Other income (expense)
Dividends and interest	$519	$365	$154
Interest expense	(215,025)	(226,660)	11,635
Gain on sale of real estate assets	209,168	68,847	140,321
Gain (loss) on extinguishment of debt, net	(37,096)	498	(37,594)
Other	(2,786)	(2,907)	121
Total other expense	$(45,220)	$(159,857)	$114,637
Dividends and interest
Dividends and interest remained generally consistent for the year ended December 31, 2018 as compared to the corresponding period in 2017.

Interest expense
The decrease in interest expense for the year ended December 31, 2018 of $11.6 million, as compared to the corresponding period in 2017, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the year ended December 31, 2018, 49 shopping centers, one partial shopping center and one land parcel were disposed resulting in aggregate gain of $208.7 million. In addition, during the year ended December 31, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets resulting in aggregate gain of $0.5 million. During the year ended December 31, 2017, 18 shopping centers and two outparcel buildings were disposed resulting in aggregate gain of $68.7 million.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2018, we repaid $881.4 million of secured loans, $435.0 million of unsecured term loans and amended and restated our senior unsecured credit facility agreement and term loans, resulting in a $37.1 million loss on extinguishment of debt, net as a result of debt transactions. Loss on extinguishment of debt, net includes $24.3 million of legal defeasance fees and $23.0 million of prepayment fees, partially offset by $10.2 million of accelerated unamortized debt premiums, net of discounts and debt issuance costs. During the year ended December 31, 2017, we repaid $389.1 million of secured loans and $815.0 million of unsecured term loans, resulting in a $0.5 million gain on extinguishment of debt, net.

Other
Other expense, net remained generally consistent for the year ended December 31, 2018 as compared to the corresponding period in 2017.

Equity in Income of Unconsolidated Joint Ventures (in thousands)

	Year Ended December 31,
	2018	2017	$ Change
Equity in income of unconsolidated joint venture	$—	$381	$(381)
Gain on disposition of unconsolidated joint venture interest	—	4,556	(4,556)

Equity in income of unconsolidated joint venture
The decrease in equity in income of unconsolidated joint venture for the year ended December 31, 2018 of $0.4 million, as compared to the corresponding period in 2017, was due to the disposition of our unconsolidated joint venture interest during the year ended December 31, 2017.

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

Rental income
The decrease in rental income for the year ended December 31, 2017, of $1.0 million, as compared to the corresponding period in 2016, was primarily due to (i) a $9.3 million decrease in amortization of above- and below-market leases and tenant inducements, net; and (ii) a $6.4 million decrease in lease termination fees; partially offset by (iii) a $10.5 million increase in base rent; and (iv) a $4.0 million increase in straight-line rent. The increase in base rent was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 12.6% and 12.0% during the years ended December 31, 2017 and 2016, respectively, partially offset by a decline in occupancy.

Expense reimbursements
The increase in expense reimbursements for the year ended December 31, 2017 of $8.1 million, as compared to the corresponding period in 2016, was primarily due to higher reimbursable operating costs and real estate taxes.

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

Real estate taxes
The increase in real estate taxes for the year ended December 31, 2017 of $4.6 million, as compared to the corresponding period in 2016, was primarily due to an increase in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the year ended December 31, 2017 of $12.3 million, as compared to the corresponding period in 2016, was primarily due to the decrease in acquired in-place lease intangibles.

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

Gain (loss) on the sale of real estate assets
During the year ended December 31, 2017, 18 of the shopping centers and the two outparcel buildings that were disposed for net proceeds of $283.7 million resulted in aggregate gain of $68.7 million. During the year ended December 31, 2016, five of the shopping centers and the one outparcel building that were disposed for net proceeds of $93.8 million resulted in aggregate gain of $35.6 million.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2017, we repaid $389.1 million of secured loans and $815.0 million of unsecured term loans under the Unsecured Credit Facility resulting in a $0.5 million gain on extinguishment of debt, net. During the year ended December 31, 2016, we repaid $892.4 million of secured loans, resulting in a $1.7 million gain on extinguishment of debt. In addition, we recognized a $2.5 million loss on extinguishment of debt in connection with the execution of the Unsecured Credit Facility.

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

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing Unsecured Credit Facility;

•	dispositions;

•	issuance of long-term debt; and

•	issuance of equity securities.
Uses

•	recurring maintenance capital expenditures;

•	leasing-related capital expenditures;

•	debt repayments;

•	anchor space repositioning, redevelopment, development and other value-enhancing capital expenditures;

•	dividend/distribution payments

•	acquisitions; and

•	repurchases of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2018, our $1.25 billion revolving credit facility (the “Revolving Facility”) had $938.8 million of undrawn capacity and we had outstanding letters of credit totaling $5.2 million, which reduce available liquidity under the Revolving Facility. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

In August 2018, we issued $250.0 million aggregate principal amount of Floating Rate Senior Notes due 2022 (the “2022 Notes”), the net proceeds of which were used to repay a portion of our $600 Million Term Loan maturing March 18, 2019 prior to the amendment of the $600 Million Term Loan, as described below. The 2022 Notes bear interest at a rate of three-month U.S. Dollar LIBOR, reset quarterly, plus 105 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, commencing November 1, 2018. The 2022 Notes are scheduled to mature on February 1, 2022. The 2022 Notes are our unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness. We may not redeem the 2022 Notes prior to the scheduled maturity date.

In December 2018, we amended and restated our Unsecured Credit Facility. The amendment provides for (1) revolving loan commitments of $1.25 billion scheduled to mature February 28, 2023 (extending the applicable scheduled maturity date from July 31, 2020) and (2) a continuation of the existing $500 Million Term Loan maturing July 31, 2021 (the “$500 Million Term Loan”). Each of the Revolving Facility and the $500 Million Term Loan includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments of 0.0625%. The Unsecured Credit Facility includes the option to increase the revolving loan commitments or add term loans of up to $1 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.

Borrowings under the Unsecured Credit Facility will bear interest, at our option, (1) with respect to the Revolving Facility, at a rate of either LIBOR plus a margin ranging from 0.775% to 1.45% or a base rate plus a margin ranging from 0.00% to 0.45%, in each case, with the actual margin determined according to our credit rating and (2) with respect to the $500 Million Term Loan, at a rate of either LIBOR plus a margin ranging from 0.85% to 1.65% or a base rate plus a margin ranging from 0.00% to 0.65%, in each case, with the actual margin determined according to our credit rating. The base rate is the highest of (1) the agent’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1.00%. In addition, the Unsecured Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on our credit rating) on the total commitments under the Revolving Facility.

Additionally, in December 2018, we amended and restated the $600.0 million term loan agreement, as amended prior to the date hereof (the “$600 Million Term Loan”), of which $250.0 million had been repaid prior to December 2018. The amendment provides for a continuation of the existing $350.0 million term loan previously scheduled to mature March 18, 2019 and extends the scheduled maturity to December 12, 2023 (the “$350 Million Term Loan”). The $350 Million Term Loan includes the option to add term loans of up to $250.0 million in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.

Borrowings under the $350 Million Term Loan will bear interest, at our option, at a rate of either LIBOR plus a margin ranging from 0.85% to 1.65% or a base rate plus a margin ranging from 0.00% to 0.65%, in each case, with the actual margin determined according to our credit rating.

Further, in December 2018, we amended our $300 Million Term Loan (the “$300 Million Term Loan”). The amendment implements various covenant and technical amendments to make the existing $300 Million Term Loan agreement consistent with corresponding provisions in the Unsecured Credit Facility and $350 Million Term Loan. The amendment does not change the scheduled maturity of the $300 Million Term Loan, which is July 26, 2024. In addition, the amendment does not change our option under the existing $300 Million Term Loan to add term loans of up to $500.0 million in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.

The $300 Million Term Loan amendment decreases the applicable interest rates to, at our option, a rate of either LIBOR plus a margin ranging from 0.85% to 1.65% or a base rate plus a margin ranging from 0.00% to 0.65%, in each case, with the actual margin determined according to our credit rating, with such decreases taking effect on July 28, 2019. The applicable interest rates under the existing $300 Million Term Loan, which will remain in effect until July 28, 2019, are, at our option, a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or a base rate plus a margin ranging from 0.50% to 1.45%, in each case, with the actual margin determined according to our credit rating.

During the year ended December 31, 2018, we repaid $881.4 million of secured loans and $435.0 million of unsecured term loans. These repayments were funded primarily with net disposition proceeds, proceeds from the issuance of the 2022 Notes, and $306.0 million of borrowings under the Revolving Facility, net of repayments. Additionally, during the year ended December 31, 2018, we recognized a $37.1 million loss on extinguishment of debt, net as a result of debt transactions. Loss on extinguishment of debt, net includes $24.3 million of legal defeasance fees and $23.0 million of prepayment fees, partially offset by $10.2 million of accelerated unamortized debt premiums, net of discounts and debt issuance costs.

In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of our common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the year ended December 31, 2018, we repurchased 6.3 million shares of common stock under the Program at an average price per share of $16.56 for a total of $104.6 million, excluding commissions. We incurred commissions of $0.1 million in conjunction with the program for the year ended December 31, 2018. As of December 31, 2018, the Program had $289.5 million of available repurchase capacity.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Directors may deem relevant.  We generally intend to maintain a conservative dividend payout ratio. Cash dividends paid to common stockholders and OP Unitholders for the year ended December 31, 2018 and 2017 were $333.4 million and $317.5 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.28 per common share in October 2018 for the fourth quarter of 2018. The dividend was paid on January 15, 2019 to shareholders of record on January 4, 2019. Our Board of Directors declared a quarterly cash dividend of $0.28 per common share in February 2019 for the first quarter of 2019. The dividend is payable on April 15, 2019 to shareholders of record on April 5, 2019.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$541,689	$551,948	$567,485
Cash flows provided by (used in) investing activities	669,603	(52,874)	(141,881)
Cash flows used in financing activities	(1,271,304)	(491,166)	(433,725)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$541,689	$551,948	$567,485
Cash flows provided by (used in) investing activities	669,605	(52,872)	(141,873)
Cash flows used in financing activities	(1,271,402)	(491,164)	(433,745)
Cash, cash equivalents and restricted cash for BPG were $50.8 million and $110.8 million as of December 31, 2018 and 2017, respectively. Cash, cash equivalents and restricted cash for the Operating Partnership were $50.6 million and $110.7 million as of December 31, 2018 and 2017, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses and interest expense.

During the year ended December 31, 2018, our net cash provided by operating activities decreased $10.3 million as compared to the corresponding period in 2017. The decrease is primarily due to (i) a decrease in net operating income due to net disposition activity and (ii) a decrease in lease termination fees; partially offset by (iii) an increase in same property net operating income; (iv) an increase in net working capital; (v) a decrease in cash outflows for interest expense, (vi) a decrease in cash inflows from the insurance captive and (vii) a decrease in cash outflows for general and administrative expense.

Investing Activities
Net cash provided by (used in) investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity as well as improvements to and investments in our shopping centers, including capital expenditures associated with leasing and value-enhancing reinvestment efforts. Capital used to fund these activities can vary significantly from period to period based on the volume and timing of such activities.

During the year ended December 31, 2018, our net cash provided by investing activities increased $722.5 million as compared to the corresponding period in 2017. The increase was primarily due to (i) an increase of $614.8 million in net proceeds from sales of real estate assets, net of unconsolidated joint venture interest; and (ii) a decrease of $173.0 million in acquisitions of real estate assets, partially offset by (iii) an increase of $65.8 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the year ended December 31, 2018 and 2017, we expended $268.7 million and $202.9 million, respectively, on improvements to and investments in real estate assets. In addition, during the years ended December 31, 2018 and 2017, insurance proceeds of $8.4 million and $3.5 million respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-

enhancing anchor space repositioning, redevelopment, outparcel development, new development and other opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of December 31, 2018, we had 60 projects in process with an aggregate anticipated cost of $352.2 million, of which $146.2 million has been incurred as of December 31, 2018.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the year ended December 31, 2018, we acquired two land parcels, one building, three outparcel buildings and one outparcel for an aggregate purchase price of $17.4 million.

We may also dispose of properties when we believe value has been maximized, where there is further downside risk, or where we have limited ability or desire to build critical mass in the submarket. During the year ended December 31, 2018, we disposed of 62 shopping centers, two partial shopping centers and one land parcel for aggregate net proceeds of $957.5 million. In addition, during the year ended December 31, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets.

Financing Activities
Net cash used in financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the year ended December 31, 2018, our net cash used in financing activities increased $780.1 million as compared to the corresponding period in 2017. The increase was primarily due to (i) a $622.1 million increase in debt repayments, net of borrowings; (ii) an increase of $98.0 million in repurchases of common stock; (iii) an increase of $45.5 million in deferred financing and debt extinguishment costs; and (iv) an increase of $14.6 million in distributions to common stockholders, partners and non-controlling interests.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable, unsecured credit facilities and a secured loan, with maturities ranging from two years to 11 years, in addition to non-cancelable operating leases pertaining to shopping centers where we are the lessee and to our administrative offices.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding extension options) as of December 31, 2018:

Contractual Obligations (in thousands)	Payment due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Debt(1)	$—	$—	$500,000	$750,000	$1,156,000	$2,525,453	$4,931,453
Interest payments(2)	178,043	178,195	173,260	158,190	128,304	178,028	994,020
Operating leases	6,929	6,948	7,157	7,233	5,827	43,876	77,970
Total	$184,972	$185,143	$680,417	$915,423	$1,290,131	$2,747,357	$6,003,443

(1)	Debt includes scheduled maturities for unsecured notes payable, unsecured credit facilities and a secured loan.

(2)
As of December 31, 2018, we incur variable rate interest on (i) a $500.0 million term loan outstanding under our Unsecured Credit Facility; (ii) $306.0 million outstanding under our Revolving Facility; (iii) a $350.0 million term loan outstanding under our $350 Million Term Loan; (iv) $250.0 million outstanding under our 2022 Notes, and (v) a $300 million term loan outstanding under our $300 Million Term Loan. We have in-place 10 interest rate swap agreements with an aggregate notional value of $1.2 billion, which effectively convert variable interest payments to fixed interest payments. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures.” Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2018.

Non-GAAP Disclosures
We present the non-GAAP performance measures set forth below. These measures should not be considered as alternatives to, or more meaningful than, net income (presented in accordance with GAAP) or other GAAP financial measures, as an indicator of financial performance, and are not alternatives to, or more meaningful than, cash flow from operating activities (presented in accordance with GAAP) as a measure of liquidity. Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental financial results to those presented in accordance with GAAP. Our computation of these non-GAAP performance measures may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to similarly titled measures presented by such other REITs. Investors are cautioned that items excluded from these non-GAAP performance measures are relevant to understanding and addressing financial performance.

Funds From Operations
NAREIT FFO (defined hereafter) is a supplemental non-GAAP performance measure utilized to evaluate the operating and financial performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) presented in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties, plus (ii) depreciation and amortization of operating properties, (iii) impairment of operating properties and real estate equity investments, and (iv) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

We believe NAREIT FFO assists investors in analyzing and comparing the operating and financial performance of a company’s real estate between periods.

Our reconciliation of net income to NAREIT FFO for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income	$366,284	$300,369	$278,142
Gain on disposition of operating properties	(209,168)	(68,847)	(35,613)
Gain on disposition of unconsolidated joint venture interest	—	(4,556)	—
Depreciation and amortization-real estate related-continuing operations	347,862	371,255	384,187
Depreciation and amortization-real estate related-unconsolidated joint venture	—	56	88
Impairment of operating properties	53,295	40,104	5,154
NAREIT FFO	$558,273	$638,381	$631,958
NAREIT FFO per share/OP Unit – diluted(1)	$1.85	$2.09	$2.07
Weighted average shares/OP Units outstanding – basic and diluted(2)	302,339	305,281	305,059

(1)
During the year ended December 31, 2018, we repaid $881.4 million of secured loans, $435.0 million of unsecured term loans and amended and restated our Unsecured Credit Facility, resulting in a loss on extinguishment of debt, net of $37.1 million, or $0.12 per diluted share.

(2)	Basic and diluted shares/OP Units outstanding reflects an assumed conversion of vested OP Units to common stock of the Company and the vesting of certain equity awards.

Same Property Net Operating Income
Same property net operating income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development) as total property revenues (base rent, ancillary and other, expense reimbursements, and percentage rents) less direct property operating expenses (operating costs, real estate taxes and provision for doubtful accounts). Same property NOI excludes (i) corporate level income (including management, transaction, and other fees), (ii) lease termination fees, (iii) straight-line rental income, (iv) amortization of above- and below-market rent and tenant inducements, (v) straight-line ground rent expense, and (vi) income / expense associated with the Company’s captive insurance company.

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

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

	Year Ended December 31,
	2018	2017	Change

Number of properties	417	417	—
Percent billed	88.4%	89.9%	(1.5%)
Percent leased	91.9%	91.9%	—%

Revenues
Base rent	$822,778	$806,190	$16,588
Ancillary and other	16,145	14,371	1,774
Expense reimbursements	248,541	245,158	3,383
Percentage rents	6,014	6,609	(595)
	1,093,478	1,072,328	21,150
Operating expenses
Operating costs	(125,878)	(121,064)	(4,814)
Real estate taxes	(162,455)	(158,844)	(3,611)
Provision for doubtful accounts	(8,608)	(4,503)	(4,105)
	(296,941)	(284,411)	(12,530)
Same property NOI	$796,537	$787,917	$8,620

NOI margin	72.8%	73.5%
Expense recovery ratio	86.2%	87.6%

The following table provides a reconciliation of net income attributable to common stockholders to same property NOI for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017
Net income attributable to common stockholders	$366,284	$300,254
Adjustments:
Non-same property NOI	(71,897)	(122,127)
Lease termination fees	(3,672)	(6,542)
Straight-line rental income, net	(15,352)	(18,451)
Amortization of above- and below-market rent and tenant inducements, net	(23,313)	(27,445)
Fee income	—	(320)
Straight-line ground rent expense	131	134
Depreciation and amortization	352,245	375,028
Impairment of real estate assets	53,295	40,104
General and administrative	93,596	92,247
Total other expense	45,220	159,857
Equity in income of unconsolidated joint venture	—	(381)
Gain on disposition of unconsolidated joint venture interest	—	(4,556)
Net income attributable to non-controlling interests	—	76
Preferred stock dividends	—	39
Same property NOI	$796,537	$787,917

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Change

Number of properties	479	479	—
Percent billed	90.3%	90.7%	(0.4%)
Percent leased	92.2%	92.9%	(0.7%)

Revenues
Base rent	$895,447	$877,117	$18,330
Ancillary and other	15,804	15,599	205
Expense reimbursements	268,690	259,261	9,429
Percentage rents	7,023	5,711	1,312
	1,186,964	1,157,688	29,276
Operating expenses
Operating costs	(134,172)	(128,027)	(6,145)
Real estate taxes	(172,644)	(167,796)	(4,848)
Provision for doubtful accounts	(4,809)	(8,780)	3,971
	(311,625)	(304,603)	(7,022)
Same property NOI	$875,339	$853,085	$22,254

NOI margin	73.7%	73.7%
Expense recovery ratio	87.6%	87.6%

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

Our Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see Note 1 to financial statements contained elsewhere in this annual report on Form 10-K.

Revenue Recognition and Receivables
Rental revenue is recognized on a straight-line basis over the terms of the related leases.  The cumulative difference between rental revenue recognized in the Company’s Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and presented on the accompanying Consolidated Balance Sheets within Receivables, net.

The Company commences recognizing rental revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee.  These percentage rents are recognized upon the achievement of certain pre-determined sales levels. Leases also typically provide for reimbursement of operating costs, including common area expenses, utilities, insurance and real estate taxes, by the lessee and are recognized in the period the applicable expenditures are incurred.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by the Company with the applicable property are met.

The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes individual tenant receivables and considers tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating the adequacy of its allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Real Estate
Real estate assets are recognized in the Company’s Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases and in-place leases), and assumed debt based on an evaluation of available information. Based on these estimates, the fair value is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In allocating fair value to identifiable intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease.

In determining the value of in-place leases, management evaluates the specific characteristics of each tenant lease. Factors considered include, but are not limited to: the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include operating costs, such as common area expenses, utilities, insurance and real estate taxes, and estimates of lost rentals at market rates. Costs to execute similar leases include leasing commissions, legal and marketing costs, and tenant improvement costs. The values assigned to in-place leases are amortized to Depreciation and amortization expense over the remaining term of each lease.

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

When a real estate asset is identified by management as held for sale, the Company discontinues depreciation and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, a loss is recognized to reflect the estimated fair value. Properties classified as real estate held for sale represent properties that are under contract for sale and where the applicable pre-sale due diligence period has expired prior to the end of the reporting period.

On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property cash flows, taking into account the anticipated probability weighted holding period, are less than the carrying value of the property. Various factors are considered in the estimation process, including trends and prospects and the effects of demand and competition on future operating income. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

In situations in which a lease or leases with a tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization associated with the asset group.

Stock Based Compensation
The Company accounts for equity awards in accordance with the Financial Accounting Standards Board’s Stock Compensation guidance which requires that all share based payments to employees and non-employee directors be recognized in the statement of operations over the service period based on their fair value. Fair value is determined based on the type of award using either the grant date market price of the Company’s stock or a Monte Carlo simulation model. Share-based compensation expense is included in General and administrative expenses in the Company’s Consolidated Statements of Operations.

Inflation
For the last several years inflation has been low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportional share of operating costs, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to fund operations and capital expenditures. Our objective in using interest rate derivatives is to manage our exposure to interest rate movements. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest spreads available.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of the financial instrument that results from a change in interest rates. Market risk associated with derivative instruments is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value derivative contract is positive, the counterparty owes us, which creates credit risk to us. The credit risk associated with derivative instruments is managed by entering into transactions with a variety of highly-rated counterparties.

As of December 31, 2018, we had $1.7 billion of outstanding variable rate borrowings which bear interest at a rate equal to LIBOR plus spreads ranging from 105 basis points to 190 basis points. We have interest rate swap agreements on $1.2 billion of our variable rate borrowings, which effectively convert the base rate on the borrowings from variable to fixed. If market rates of interest on our variable rate debt increased or decreased by 100 basis points, the change in annual interest expense on our variable rate debt would increase earnings and cash flows by approximately $5.1 million or decrease earnings and cash flows by approximately $5.1 million, respectively (after taking into account the impact of the $1.2 billion of interest rate swap agreements).

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2018. The table has limited predictive value as average interest rates for variable rate debt included in the table represent rates that existed as of December 31, 2018 and are subject to change. Further, the table below incorporates only those exposures that exist as of December 31, 2018 and does not consider exposures or positions that may have arisen or expired after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Secured Debt
Fixed rate	$—	$—	$—	$—	$—	$7,000	$7,000	$7,072
Weighted average interest rate(1)	4.40%	4.40%	4.40%	4.40%	4.40%	4.40%

Unsecured Debt
Fixed rate	$—	$—	$—	$500,000	$500,000	$2,218,453	$3,218,453	$3,372,418
Weighted average interest rate(1)	3.81%	3.81%	3.81%	3.79%	3.92%	3.92%

Variable rate(2) (3)	$—	$—	$500,000	$250,000	$656,000	$300,000	$1,706,000	$1,452,382
Weighted average interest rate(1)	2.99%	2.99%	3.25%	3.17%	4.00%	4.00%

(1)	Weighted average interest rates are on the total debt balances as of the end of each year and assumes repayment of debt on its scheduled maturity date.

(2)	Our variable rate debt is based on a credit rating grid. The credit rating grid and all-in-rate on outstanding variable rate debt as of December 31, 2018 is as follows:

				Credit Spread Grid
	As of December 31, 2018			LIBOR Rate Loans	Base Rate Loans
Variable Rate Debt	LIBOR Rate	Credit Spread	All-in-Rate	Credit Spread	Credit Spread
Unsecured Credit Facility - $500 Million Term Loan	2.38%	1.25%	3.63%	0.85% – 1.65%	0.00% – 0.65%
Unsecured Credit Facility - Revolving Facility(1)	2.43%	1.10%	3.53%	0.78% – 1.45%	0.00% – 0.45%
$350 Million Term Loan	2.38%	1.25%	3.63%	0.85% – 1.65%	0.00% – 0.65%
$300 Million Term Loan	2.35%	1.90%	4.25%	1.50% – 2.45%	0.50% – 1.45%
2022 Notes	2.54%	1.05%	3.59%	N/A	N/A

(1)	Our Revolving Facility is further subject to a facility fee ranging from 0.13% to 0.30%, which is excluded from the all-in-rate presented above.

(3)
The Company has in place six interest rate swap agreements that convert the variable interest rates on portions of three variable rate debt instruments to fixed rates. The balances subject to interest rates swaps as of December 31, 2018 are as follows (dollars in thousands):

	As of December 31, 2018
Variable Rate Debt(1)	Amount	Weighted Average Fixed LIBOR Rate	Credit Spread	Swapped All-in-Rate
Unsecured Credit Facility - $500 Million Term Loan	$500,000	1.11%	1.25%	2.36%
$350 Million Term Loan	$350,000	0.88%	1.25%	2.13%
$300 Million Term Loan	$50,000	0.88%	1.90%	2.78%

(1)
During the year ended December 31, 2018, the Company entered into four forward starting interest rate swap agreements with an effective date of January 2, 2019 that convert the variable interest rate on $300.0 million of the Company’s variable LIBOR based interest rate debt to a fixed, combined interest rate of 2.61% through July 26, 2024. These interest rate swap agreements are not reflected within this table as they were not effective as of December 31, 2018.

Item 8.    Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation BPG’s chief executive officer, James M. Taylor, and chief financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Operating Partnership’s chief executive officer, James M. Taylor, and chief financial officer, Angela Aman, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the COSO of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 15, 2019 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 15, 2019 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 15, 2019 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 15, 2019 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on May 15, 2019 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

(b) Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of February 28, 2017	8-K	001-36160	3/3/2017	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Special Limited Partner, and the other limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.1
3.5	Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of Brixmor Operating Partnership LP, dated as of October 29, 2013, by and between Brixmor OP GP LLC, as General Partner, and the limited partners from time to time party thereto	8-K	001-36160	11/4/2013	10.2
3.6	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 11, 2014	8-K	001-36160	3/14/2014	10.1
3.7	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of March 28, 2014	8-K	001-36160	4/3/2014	10.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee (the “2015 Indenture”)	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture to the 2015 Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/21/2015	4.2
4.3	Second Supplemental Indenture to the 2015 Indenture, dated August 10, 2015, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/10/2015	4.2
4.4	Third Supplemental Indenture to the 2015 Indenture, dated June 13, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/13/2016	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.5	Fourth Supplemental Indenture to the 2015 Indenture, dated August 24, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/24/2016	4.2
4.6	Fifth Supplemental Indenture to the 2015 Indenture, dated March 8, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	3/8/2017	4.2
4.7	Sixth Supplemental Indenture to the 2015 Indenture, dated June 5, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/5/2017	4.2
4.8	Seventh Supplemental Indenture to the 2015 Indenture, dated August 31, 2018, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/28/2018	4.2
4.9	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.10	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.11	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.12	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	8/23/2013	4.4
4.13	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.1
4.14	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.15	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Term Loan Agreement, dated March 18, 2014, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”)	8-K	001-36160	3/18/2014	10.1
10.2	Amendment No. 1 to Term Loan Agreement, dated as of February 5, 2015, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-36160	2/9/2015	10.2
10.3	Amendment No. 2 to Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-Q	001-36160	7/25/2016	10.6
10.4	Amended and Restated Term Loan Agreement, dated as of December 12, 2018, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	—	—	—	—	x
10.5
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
		S-11	333-190002	8/23/2013	10.9
10.6	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP New Garden SC Owner, LLC, et al.)	S-11	333-190002	8/23/2013	10.10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.7	Senior Mezzanine Loan Agreement, dated as of July 28, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.11
10.8	Senior Mezzanine Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.12
10.9	Omnibus Amendment to the Mezzanine Loan Documents, dated as of September 1, 2010, by and among Centro NP New Garden Mezz 1, LLC, Centro NP Senior Mezz Holding, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.13
10.10	Loan Agreement, dated as of July 28, 2010, by and between Centro NP Roosevelt Mall Owner, LLC and JPMorgan Chase Bank, N.A., as lender	S-11	333-190002	8/23/2013	10.14
10.11	Guaranty, dated as of July 28, 2010, made by Centro NP LLC for the benefit of JPMorgan Chase Bank, N.A., as lender (regarding Loan Agreement with Centro NP Roosevelt Mall Owner, LLC)	S-11	333-190002	8/23/2013	10.15
10.12*	2013 Omnibus Incentive Plan	S-11	333-190002	9/23/2013	10.18
10.13*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.14*	Employment Agreement, dated November 1, 2011, between BPG Subsidiary Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.15*	Form of Brixmor Property Group Inc. Restricted Stock Grant and Acknowledgment	S-11	333-190002	10/4/2013	10.26
10.16*	Form of Director Restricted Stock Award Agreement	S-11	333-190002	10/4/2013	10.30
10.17*	Form of Restricted Stock Unit Agreement	10-Q	001-36160	4/26/2016	10.6
10.18*	Form of Brixmor Property Group Inc. Restricted Stock Unit Agreement (TRSUs, PRSUs, and OPRSUs)	8-K	001-36160	3/6/2018	10.1
10.19*	Employment Agreement, dated April 12, 2016 by and between Brixmor Property Group Inc. and James M. Taylor	10-Q	001-36160	7/25/2016	10.1
10.20*	Employment Agreement, dated April 26, 2016, by and between Brixmor Property Group Inc. and Angela Aman	10-Q	001-36160	7/25/2016	10.2
10.21*	Employment Agreement, dated May 11, 2016 by and between Brixmor Property Group Inc. and Mark T. Horgan	10-K	001-36160	2/13/2017	10.22
10.22*	Employment Agreement, dated December 5, 2014 by and between Brixmor Property Group Inc. and Brian T. Finnegan	10-K	001-36160	2/13/2017	10.23

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.23	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 25, 2016, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-Q	001-36160	7/25/2016	10.5
10.24	Term Loan Agreement, dated as of July 28, 2017, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “2017 Term Loan Agreement”)	8-K	001-36160	7/31/2017	10.1
10.25	Amendment No. 1 to the 2017 Term Loan Agreement, dated December 12, 2018, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	—	—	—	—	x
10.26	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Property List	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
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

BRIXMOR PROPERTY GROUP INC.

Date: February 11, 2019	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 11, 2019	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2019	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 11, 2019	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: February 11, 2019	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 11, 2019	By:	/s/ John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Date: February 11, 2019	By:	/s/ Michael Berman
Michael Berman
Director

Date: February 11, 2019	By:	/s/ Sheryl M. Crosland
Sheryl M. Crosland
Director

Date: February 11, 2019	By:	/s/ Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 11, 2019	By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 11, 2019	By:	/s/ William D. Rahm
William D. Rahm
Director

Date: February 11, 2019	By:	/s/ Gabrielle Sulzberger
Gabrielle Sulzberger
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 11, 2019

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2018], of the Company and our report dated February 11, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and Subsidiaries (the "Operating Partnership") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2019, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 11, 2019

We have served as the Operating Partnership's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2018], of the Operating Partnership and our report dated February 11, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 11, 2019

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2018	December 31, 2017
Assets
Real estate
Land	$1,804,504	$1,984,309
Buildings and improvements	8,294,273	8,937,182
	10,098,777	10,921,491
Accumulated depreciation and amortization	(2,349,127)	(2,361,070)
Real estate, net	7,749,650	8,560,421

Cash and cash equivalents	41,745	56,938
Restricted cash	9,020	53,839
Marketable securities	30,243	28,006
Receivables, net of allowance for doubtful accounts of $21,724 and $17,205	228,297	232,111
Deferred charges and prepaid expenses, net	145,662	147,508
Real estate assets held for sale	2,901	27,081
Other assets	34,903	48,022
Total assets	$8,242,421	$9,153,926

Liabilities
Debt obligations, net	$4,885,863	$5,676,238
Accounts payable, accrued expenses and other liabilities	520,459	569,340
Total liabilities	5,406,322	6,245,578

Commitments and contingencies (Note 14)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,130,472 and 304,947,144 shares issued and 298,488,516 and 304,620,186 shares outstanding	2,985	3,046
Additional paid-in capital	3,233,329	3,330,466
Accumulated other comprehensive income	15,973	24,211
Distributions in excess of net income	(416,188)	(449,375)
Total equity	2,836,099	2,908,348
Total liabilities and equity	$8,242,421	$9,153,926
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2018	2017	2016
Revenues
Rental income	$956,090	$997,089	$998,118
Expense reimbursements	271,671	278,636	270,548
Other revenues	6,579	7,455	7,106
Total revenues	1,234,340	1,283,180	1,275,772

Operating expenses
Operating costs	136,217	136,092	133,429
Real estate taxes	177,401	179,097	174,487
Depreciation and amortization	352,245	375,028	387,302
Provision for doubtful accounts	10,082	5,323	9,182
Impairment of real estate assets	53,295	40,104	5,154
General and administrative	93,596	92,247	92,248
Total operating expenses	822,836	827,891	801,802

Other income (expense)
Dividends and interest	519	365	542
Interest expense	(215,025)	(226,660)	(226,671)
Gain on sale of real estate assets	209,168	68,847	35,613
Gain (loss) on extinguishment of debt, net	(37,096)	498	(832)
Other	(2,786)	(2,907)	(4,957)
Total other expense	(45,220)	(159,857)	(196,305)

Income before equity in income of unconsolidated joint venture	366,284	295,432	277,665
Equity in income of unconsolidated joint venture	—	381	477
Gain on disposition of unconsolidated joint venture interest	—	4,556	—

Net income	366,284	300,369	278,142

Net income attributable to non-controlling interests	—	(76)	(2,514)

Net income attributable to Brixmor Property Group Inc.	366,284	300,293	275,628
Preferred stock dividends	—	(39)	(150)
Net income attributable to common stockholders	$366,284	$300,254	$275,478
Per common share:
Net income attributable to common stockholders:
Basic	$1.21	$0.98	$0.91
Diluted	$1.21	$0.98	$0.91
Weighted average shares:
Basic	302,074	304,834	301,601
Diluted	302,339	305,281	305,060
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2018	2017	2016
Net income	$366,284	$300,369	$278,142
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(8,361)	2,815	24,042
Change in unrealized gain (loss) on marketable securities	123	(123)	(14)
Total other comprehensive income (loss)	(8,238)	2,692	24,028
Comprehensive income	358,046	303,061	302,170
Comprehensive income attributable to non-controlling interests	—	(76)	(2,514)
Comprehensive income attributable to common stockholders	$358,046	$302,985	$299,656
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2016	299,138	$2,991	$3,270,246	$(2,509)	$(400,945)	$50,519	$2,920,302
Common stock dividends ($0.995 per common share)	—	—	—	—	(301,235)	—	(301,235)
Distributions to non-controlling interests	—	—	—	—	—	(2,403)	(2,403)
Equity based compensation expense	—	—	11,478	—	—	91	11,569
Preferred stock dividends	—	—	—	—	—	(150)	(150)
Issuance of common stock and OP Units	229	2	(1,395)	—	—	1,604	211
Other comprehensive income	—	—	—	24,028	—	—	24,028
Conversion of OP Units into common stock	4,976	50	47,849	—	—	(47,899)	—
Shared-based awards retained for taxes	—	—	(3,304)	—	—	—	(3,304)
Net income	—	—	—	—	275,628	2,514	278,142
Ending balance, December 31, 2016	304,343	3,043	3,324,874	21,519	(426,552)	4,276	2,927,160
Common stock dividends ($1.055 per common share)	—	—	—	—	(322,475)	—	(322,475)
Equity based compensation expense	—	—	10,474	—	—	3	10,477
Preferred stock dividends	—	—	—	—	(641)	(648)	(1,289)
Other comprehensive income	—	—	—	2,692	—	—	2,692
Issuance of common stock and OP Units	201	6	—	—	—	(6)	—
Repurchases of common stock	(327)	(3)	(5,869)	—	—	—	(5,872)
Share-based awards retained for taxes	—	—	(2,714)	—	—	—	(2,714)
Conversion of OP Units into common stock	403	—	3,701	—	—	(3,701)	—
Net income	—	—	—	—	300,293	76	300,369
Ending balance, December 31, 2017	304,620	3,046	3,330,466	24,211	(449,375)	—	2,908,348
Common stock dividends ($1.105 per common share)	—	—	—	—	(333,097)	—	(333,097)
Equity based compensation expense	—	—	9,378	—	—	—	9,378
Other comprehensive loss	—	—	—	(8,238)	—	—	(8,238)
Issuance of common stock and OP Units	184	2	—	—	—	—	2
Repurchases of common stock	(6,315)	(63)	(104,637)	—	—	—	(104,700)
Share-based awards retained for taxes	—	—	(1,878)	—	—	—	(1,878)
Net income	—	—	—	—	366,284	—	366,284
Ending balance, December 31, 2018	298,489	$2,985	$3,233,329	$15,973	$(416,188)	$—	$2,836,099

The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$366,284	$300,369	$278,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	352,245	375,028	387,302
Debt premium and discount amortization	(2,572)	(5,323)	(12,436)
Deferred financing cost amortization	6,601	6,971	7,708
Above- and below-market lease intangible amortization	(26,566)	(29,634)	(37,730)
Provisions for impairment	53,295	40,104	5,154
Gain on disposition of operating properties	(209,168)	(68,847)	(35,613)
Gain on disposition of unconsolidated joint venture interest	—	(4,556)	—
Equity based compensation	9,378	10,477	11,569
Other	3,424	2,511	1,121
(Gain) loss on extinguishment of debt, net	37,096	(498)	832
Changes in operating assets and liabilities:
Receivables	(12,312)	(26,458)	1,566
Deferred charges and prepaid expenses	(40,575)	(53,316)	(33,819)
Other assets	3,735	(3,575)	(644)
Accounts payable, accrued expenses and other liabilities	824	8,695	(5,667)
Net cash provided by operating activities	541,689	551,948	567,485

Investing activities:
Improvements to and investments in real estate assets	(268,689)	(202,873)	(192,428)
Acquisitions of real estate assets	(17,447)	(190,487)	(46,833)
Proceeds from sales of real estate assets	957,955	330,757	102,904
Contributions to unconsolidated joint venture	—	—	(2,846)
Proceeds from sale of unconsolidated joint venture interest	—	12,369	—
Purchase of marketable securities	(33,096)	(28,263)	(46,325)
Proceeds from sale of marketable securities	30,880	25,623	43,647
Net cash provided by (used in) investing activities	669,603	(52,874)	(141,881)

Financing activities:
Repayment of secured debt obligations	(895,717)	(409,575)	(914,471)
Repayment of borrowings under unsecured revolving credit facility	(194,000)	(603,000)	(840,000)
Proceeds from borrowings under unsecured revolving credit facility	500,000	481,000	546,000
Proceeds from unsecured term loans and notes	250,000	1,193,916	1,094,648
Repayment of borrowings under unsecured term loans	(435,000)	(815,000)	—
Deferred financing and debt extinguishment costs	(56,598)	(11,142)	(17,657)
Distributions to common stockholders	(333,411)	(317,389)	(295,205)
Distributions to non-controlling interests	—	(1,390)	(3,736)
Repurchases of common shares	(104,700)	(5,872)	—
Repurchases of common shares in conjunction with equity award plans	(1,878)	(2,714)	(3,304)
Net cash used in financing activities	(1,271,304)	(491,166)	(433,725)

Net change in cash, cash equivalents and restricted cash	(60,012)	7,908	(8,121)
Cash, cash equivalents and restricted cash at beginning of period	110,777	102,869	110,990
Cash, cash equivalents and restricted cash at end of period	$50,765	$110,777	$102,869

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$41,745	$56,938	$51,402
Restricted cash	9,020	53,839	51,467
Cash, cash equivalents and restricted cash at end of period	$50,765	$110,777	$102,869

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,478, $2,945 and $2,870	$212,889	$223,198	$228,378
State and local taxes paid	2,180	2,199	2,067
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)
	December 31, 2018	December 31, 2017
Assets
Real estate
Land	$1,804,504	$1,984,309
Buildings and improvements	8,294,273	8,937,182
	10,098,777	10,921,491
Accumulated depreciation and amortization	(2,349,127)	(2,361,070)
Real estate, net	7,749,650	8,560,421

Cash and cash equivalents	41,619	56,908
Restricted cash	9,020	53,839
Marketable securities	30,023	27,787
Receivables, net of allowance for doubtful accounts of $21,724 and $17,205	228,297	232,111
Deferred charges and prepaid expenses, net	145,662	147,508
Real estate assets held for sale	2,901	27,081
Other assets	34,903	48,022
Total assets	$8,242,075	$9,153,677

Liabilities
Debt obligations, net	$4,885,863	$5,676,238
Accounts payable, accrued expenses and other liabilities	520,459	569,340
Total liabilities	5,406,322	6,245,578

Commitments and contingencies (Note 14)	—	—

Capital
Partnership common units; 305,130,472 and 304,947,144 units issued and 298,488,516 and 304,620,186 units outstanding	2,819,770	2,883,875
Accumulated other comprehensive income	15,983	24,224
Total capital	2,835,753	2,908,099
Total liabilities and capital	$8,242,075	$9,153,677
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2018	2017	2016
Revenues
Rental income	$956,090	$997,089	$998,118
Expense reimbursements	271,671	278,636	270,548
Other revenues	6,579	7,455	7,106
Total revenues	1,234,340	1,283,180	1,275,772

Operating expenses
Operating costs	136,217	136,092	133,429
Real estate taxes	177,401	179,097	174,487
Depreciation and amortization	352,245	375,028	387,302
Provision for doubtful accounts	10,082	5,323	9,182
Impairment of real estate assets	53,295	40,104	5,154
General and administrative	93,596	92,247	92,248
Total operating expenses	822,836	827,891	801,802

Other income (expense)
Dividends and interest	519	365	542
Interest expense	(215,025)	(226,660)	(226,671)
Gain on sale of real estate assets	209,168	68,847	35,613
Gain (loss) on extinguishment of debt, net	(37,096)	498	(832)
Other	(2,786)	(2,907)	(4,957)
Total other expense	(45,220)	(159,857)	(196,305)

Income before equity in income of unconsolidated joint venture	366,284	295,432	277,665
Equity in income of unconsolidated joint venture	—	381	477
Gain on disposition of unconsolidated joint venture interest	—	4,556	—

Net income attributable to Brixmor Operating Partnership LP	$366,284	$300,369	$278,142

Per common unit:
Net income attributable to partnership common units:
Basic	$1.21	$0.98	$0.91
Diluted	$1.21	$0.98	$0.91
Weighted average number of partnership common units:
Basic	302,074	304,913	304,600
Diluted	302,339	305,281	305,059
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2018	2017	2016
Net income attributable to Brixmor Operating Partnership LP	$366,284	$300,369	$278,142
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(8,361)	2,815	24,042
Change in unrealized gain (loss) on marketable securities	120	(122)	(16)
Total other comprehensive income (loss)	(8,241)	2,693	24,026
Comprehensive income attributable to Brixmor Operating Partnership LP	$358,043	$303,062	$302,168
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2016	$2,922,565	$(2,495)	$2,920,070
Distributions to partners	(303,805)	—	(303,805)
Equity based compensation expense	11,569	—	11,569
Other comprehensive income	—	24,026	24,026
Issuance of OP Units	211	—	211
Share-based awards retained for taxes	(3,304)	—	(3,304)
Net income attributable to Brixmor Operating Partnership LP	278,142	—	278,142
Ending balance, December 31, 2016	2,905,378	21,531	2,926,909
Distributions to partners	(323,763)	—	(323,763)
Equity based compensation expense	10,477	—	10,477
Other comprehensive income	—	2,693	2,693
Repurchases of OP Units	(5,872)	—	(5,872)
Share-based awards retained for taxes	(2,714)	—	(2,714)
Net income attributable to Brixmor Operating Partnership LP	300,369	—	300,369
Ending balance, December 31, 2017	2,883,875	24,224	2,908,099
Distributions to partners	(333,191)	—	(333,191)
Equity based compensation expense	9,378	—	9,378
Other comprehensive loss	—	(8,241)	(8,241)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(104,700)	—	(104,700)
Share-based awards retained for taxes	(1,878)	—	(1,878)
Net income attributable to Brixmor Operating Partnership LP	366,284	—	366,284
Ending balance, December 31, 2018	$2,819,770	$15,983	$2,835,753
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$366,284	$300,369	$278,142
Adjustments to reconcile net income attributable to Brixmor Operating Partnership LP to net cash provided by operating activities:
Depreciation and amortization	352,245	375,028	387,302
Debt premium and discount amortization	(2,572)	(5,323)	(12,436)
Deferred financing cost amortization	6,601	6,971	7,708
Above- and below-market lease intangible amortization	(26,566)	(29,634)	(37,730)
Provisions for impairment	53,295	40,104	5,154
Gain on disposition of operating properties	(209,168)	(68,847)	(35,613)
Gain on disposition of unconsolidated joint venture interest	—	(4,556)	—
Equity based compensation	9,378	10,477	11,569
Other	3,424	2,511	1,121
(Gain) loss on extinguishment of debt, net	37,096	(498)	832
Changes in operating assets and liabilities:
Receivables	(12,312)	(26,458)	1,566
Deferred charges and prepaid expenses	(40,575)	(53,316)	(33,819)
Other assets	3,735	(3,575)	(644)
Accounts payable, accrued expenses and other liabilities	824	8,695	(5,667)
Net cash provided by operating activities	541,689	551,948	567,485

Investing activities:
Improvements to and investments in real estate assets	(268,689)	(202,873)	(192,428)
Acquisitions of real estate assets	(17,447)	(190,487)	(46,833)
Proceeds from sales of real estate assets	957,955	330,757	102,904
Contributions to unconsolidated joint venture	—	—	(2,846)
Proceeds from sale of unconsolidated joint venture interest	—	12,369	—
Purchase of marketable securities	(33,094)	(28,261)	(46,317)
Proceeds from sale of marketable securities	30,880	25,623	43,647
Net cash provided by (used in) investing activities	669,605	(52,872)	(141,873)

Financing activities:
Repayment of secured debt obligations	(895,717)	(409,575)	(914,471)
Repayment of borrowings under unsecured revolving credit facility	(194,000)	(603,000)	(840,000)
Proceeds from borrowings under unsecured revolving credit facility	500,000	481,000	546,000
Proceeds from unsecured term loans and notes	250,000	1,193,916	1,094,648
Repayment of borrowings under unsecured term loans	(435,000)	(815,000)	—
Deferred financing and debt extinguishment costs	(56,598)	(11,142)	(17,657)
Partner distributions	(440,087)	(327,363)	(302,265)
Net cash used in financing activities	(1,271,402)	(491,164)	(433,745)

Net change in cash, cash equivalents and restricted cash	(60,108)	7,912	(8,133)
Cash, cash equivalents and restricted cash at beginning of period	110,747	102,835	110,968
Cash, cash equivalents and restricted cash at end of period	$50,639	$110,747	$102,835

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$41,619	$56,908	$51,368
Restricted cash	9,020	53,839	51,467
Cash, cash equivalents and restricted cash at end of period	$50,639	$110,747	$102,835

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,478, $2,945 and $2,870	$212,889	$223,198	$228,378
State and local taxes paid	2,180	2,199	2,067
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2018, the Company’s portfolio was comprised of 425 shopping centers (the “Portfolio”) totaling approximately 74 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2018 and 2017 and the consolidated results of its operations and cash flows for the years ended December 31, 2018, 2017 and 2016. Certain prior year balances in the accompanying Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation for the adoption of Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230).” Additionally, the Company has determined it is preferable to separate Real estate assets held for sale from Other assets on the Company’s Consolidated Balance Sheets.  Therefore, certain prior year balances in the accompanying Consolidated Balance Sheets have been reclassified to conform to the current year presentation of Real estate assets held for sale.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls.  If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company has evaluated the Operating Partnership and has determined it is not a VIE as of December 31, 2018.

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

The Company maintains its cash and cash equivalents at major financial institutions.  The cash and cash equivalent balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal.

Restricted Cash
Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements as well as legally restricted tenant security deposits and funds held in escrow for pending transactions.

Real Estate
Real estate assets are recognized in the Company’s Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above and below-market leases and in-place leases), and assumed debt based on an evaluation of available information. Based on these estimates, the fair value is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In allocating the fair value to identifiable intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease.

In determining the value of in-place leases, management evaluates the specific characteristics of each tenant lease. Factors considered include, but are not limited to: the credit risk associated with a tenant, expectations surrounding lease renewals, estimated carrying costs of a property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include operating costs, such as common area expenses, utilities, insurance and real estate taxes, and estimates of lost rentals at market rates. Costs to execute similar leases include leasing commissions, legal and marketing costs, and tenant improvement costs. The values assigned to in-place leases are amortized to Depreciation and amortization expense over the remaining term of each lease.

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

When a real estate asset is identified by management as held for sale, the Company discontinues depreciation and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, a loss is recognized to reflect the estimated fair value. Properties classified as real estate held for sale represent properties that are under contract for sale and where the applicable pre-sale due diligence period has expired prior to the end of the reporting period.

On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property cash flows, taking into account the anticipated probability weighted holding period, are less than the carrying value of the property. Various factors are considered in the estimation process, including trends and prospects and the effects of demand and competition on future operating income. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

In situations in which a lease or leases with a tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization associated with the asset group.

Real Estate Under Development and Redevelopment
Certain costs are capitalized related to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance, construction costs, and salaries and related costs of personnel directly involved. Additionally, the Company capitalizes interest costs related to development and redevelopment activities. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Additionally, the Company makes estimates as to the probability of certain development and redevelopment projects being completed. If the Company determines the development or redevelopment is no longer probable of completion, the Company expenses all capitalized costs which are not recoverable.

Investments in and Advances to Unconsolidated Joint Ventures
The Company accounted for its investment in the unconsolidated joint venture using the equity method of accounting as the Company exercised significant influence over, but did not control this entity. This investment was initially recognized at cost and was subsequently adjusted for cash contributions and distributions. Earnings for the investment were recognized in accordance with the terms of the underlying agreement. Intercompany fees and gains on transactions with the unconsolidated joint venture were eliminated to the extent of the Company’s ownership interest.

On a periodic basis, management assessed whether there were indicators, including the property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s investment in the unconsolidated joint venture may have been impaired. An investment’s value would have been impaired only if management’s estimate of the fair value of the Company’s investment was less than its carrying value and such difference was deemed to be other-than-temporary. To the extent impairment had occurred, a loss was recognized for the excess of its carrying amount over its fair value.

Deferred Leasing and Financing Costs
Costs incurred in executing tenant leases (including internal leasing costs) and long-term financing are capitalized and amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. Capitalized costs incurred in executing tenant leases include tenant improvements, a portion of salaries, lease commissions and the related costs of personnel directly involved in successful leasing efforts. Capitalized costs incurred in executing long-term financing include bank and legal fees. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, in the Company’s Consolidated Statements of Operations and within Operating activities on the Company’s Consolidated Statements of Cash Flows.

Marketable Securities
The Company classifies its marketable securities, which include both debt and equity securities, as available-for-sale. These securities are carried at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income (loss). The fair value of marketable securities is based primarily on publicly traded market values in active markets and is classified accordingly on the fair value hierarchy.

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

At December 31, 2018 and 2017, the fair value of the Company’s marketable securities portfolio approximated its cost basis.

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

Revenue Recognition and Receivables
Rental revenue is recognized on a straight-line basis over the terms of the related leases.  The cumulative difference between rental revenue recognized in the Company’s Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and presented on the accompanying Consolidated Balance Sheets within Receivables, net.

The Company commences recognizing rental revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee.  These percentage rents are recognized upon the achievement of certain pre-determined sales levels. Leases also typically provide for reimbursement of operating costs, including common area expenses, utilities, insurance and real estate taxes by the lessee and are recognized in the period the applicable expenditures are incurred.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by the Company with the applicable property are met.

The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes individual tenant receivables and considers tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating the adequacy of its allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Stock Based Compensation
The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance which requires that all share based payments to employees and non-employee directors be recognized in the statement of operations over the service period based on their fair value. Fair value is determined based on the type of award using either the grant date market price of the Company’s stock or a Monte Carlo simulation model. Share-based compensation expense is included in General and administrative expenses in the Company’s Consolidated Statements of Operations.

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

As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. The Parent Company conducts substantially all of its operations through the Operating Partnership which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes on the Company’s taxable income do not materially impact the Consolidated Financial Statements of the Company.

If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal taxes at regular corporate rates (including any applicable alternative minimum tax for tax years beginning before January 1, 2018) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Parent Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income.

The Parent Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”), and the Parent Company may in the future elect to treat newly formed and/or existing subsidiaries as TRSs. A TRS may participate in non-real estate-related activities and/or perform non-customary services for tenants and is subject to certain limitations under the Code. A TRS is subject to U.S. federal and state income taxes. Income taxes related to the Parent Company’s TRSs do not materially impact the Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2018 and 2017. Open tax years generally range from 2015 through 2018, but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s Consolidated Statements of Operations.

New Accounting Pronouncements
In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Accounting Standard Codification (“ASC”) 842, Leases. As such the Company does not expect the adoption of ASU 2018-19 to have a material impact on the Consolidated Financial Statements of the Company. Information regarding the adoption of ASC 842 is described below.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815).” ASU 2018-16 amends guidance to permit the use of the Overnight Index Swap rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The standard became effective for the Company on January 1, 2019. The Company determined that these changes will not have a material impact on the Consolidated Financial Statements of the Company.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 amends certain disclosure requirements regarding the fair value hierarchy of investments in accordance with GAAP, particularly the significant unobservable inputs used to value investments within Level 3 of the fair value hierarchy. The standard is effective on January 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on the Consolidated Financial Statements of the Company.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” ASU 2017-05 focuses on recognizing gains and losses from the transfer of nonfinancial assets with noncustomers. It provides guidance as to the definition of an “in substance nonfinancial asset,” and provides guidance for sales of real estate, including partial sales. The standard became effective for the Company on January 1, 2018 in conjunction with ASU 2014-09 and the Company applied the same modified retrospective approach of adoption as applied with ASU 2014-09, as described below. The Company did not record any cumulative adjustment in connection with the adoption of the new pronouncement. The Company determined that these changes did not have a material impact on the Consolidated Financial Statements of the Company.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU 2018-10, “Codification Improvements to Topic 842”; ASU 2018-11, “Targeted Improvements”; and ASU 2018-20, “Narrow-Scope Improvements for Lessors”. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less qualify for the short-term lease recognition exemption and may be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.

Adoption
The standard became effective for the Company on January 1, 2019 and a modified retrospective transition approach was required. The Company determined that the adoption of ASU 2016-02 will have a material impact on the Consolidated Financial Statements of the Company. The Company elected the following optional practical expedients upon adoption:

•	The Company did not reassess whether a current arrangement contains a lease. (ASU 2016-02)

•	The Company did not reassess current lease classification. (ASU 2016-02)

•	The Company did not reassess initial direct costs recognized under previous guidance. (ASU 2016-02)

•	The Company did not reassess current land easements under ASC 842. (ASU 2018-01)

•
The Company applied ASC 842 as of the effective date. Therefore, the Company’s reporting for the comparative periods presented in the Consolidated Financial Statements of the Company will continue to be in accordance with ASC 840. (ASU 2018-11)

•
The Company elected, by class of underlying asset, not to separate non-lease components from the associated lease components and instead account for them as a single component. This will result in the consolidation of Rental income and Expense reimbursements on the Company's Consolidated Statements of Operations (ASU 2018-11)

Lessee
For leases where the Company is the lessee, primarily for the Company’s ground leases and administrative office leases, the Company is required to record a right of use asset and a lease liability on its Consolidated Balance Sheets on the effective date. The Company expects to record an operating lease liability of approximately $45 million to $55 million, with a corresponding right of use asset of approximately $40 million to $50 million. Additionally, the Company has elected to apply the short-term lease recognition exemption for all leases that qualify.

Lessor
For leases where the Company is the lessor, the Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. In addition, direct internal leasing overhead costs continue to be capitalized, however, indirect internal leasing overhead costs previously capitalized are being expensed under ASU 2016-02. For the years ended December 31, 2018, 2017 and 2016 the Company capitalized $11.9 million, $10.0 million and $9.6 million of indirect internal leasing overhead costs, respectively.

In addition, ASU 2016-02 requires additional leasing activity disclosures be presented in the Consolidated Financial Statements of the Company for both lessor and lessee lease agreements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 contains a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The pronouncement allows either a full or modified retrospective method of adoption.  The standard became effective for the Company on January 1, 2018 and the Company elected the modified retrospective approach of adoption, which requires a cumulative adjustment as of the date of the adoption, if applicable. The Company did not record any such cumulative adjustment in connection with the adoption of the new pronouncement. Substantially all of the Company’s tenant-related revenue is recognized pursuant to lease agreements and is out of the scope of ASU 2014-09 and falls instead under ASU 2016-02, which is discussed above and became effective on January 1, 2019. As a result, the Company determined that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with tenants and other customers.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the year ended December 31, 2018, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Arborland Center	Ann Arbor, MI	Jun-18	N/A	$5,576
Outparcel adjacent to Lehigh Shopping Center	Bethlehem, PA	Jun-18	12,739	1,899
Outparcel building adjacent to Beneva Village Shoppes	Sarasota, FL	Jul-18	3,710	1,541
Outparcel building adjacent to Roosevelt Mall	Philadelphia, PA	Oct-18	975	2,318
Land adjacent to Arborland Center	Ann Arbor, MI	Oct-18	N/A	415
Outparcel building adjacent to Wynnewood Village	Dallas, TX	Dec-18	6,000	2,551
Building at Wendover Place	Greensboro, NC	Dec-18	58,876	3,147
			82,300	$17,447

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Aggregate purchase price includes $0.4 million of transaction costs.

During the year ended December 31, 2017, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Outparcel building adjacent to Annex of Arlington	Arlington Heights, IL	Feb-17	5,760	$1,006
Outparcel adjacent to Northeast Plaza	Atlanta, GA	Feb-17	N/A	1,537
Arborland Center	Ann Arbor, MI	Mar-17	403,536	102,268
Building adjacent to Preston Park	Plano, TX	Apr-17	31,080	4,015
Outparcel building adjacent to Cobblestone Village	St. Augustine, FL	May-17	4,403	1,306
Outparcel adjacent to Wynnewood Village	Dallas, TX	May-17	N/A	1,658
Venice Village Shoppes	Venice, FL	Nov-17	175,054	33,486
Upland Town Square	Upland, CA	Nov-17	100,350	31,859
Plaza By The Sea	San Clemente, CA	Dec-17	49,089	13,352
			769,272	$190,487

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Aggregate purchase price includes $0.9 million of transaction costs.

The aggregate purchase price of the assets acquired during the years ended December 31, 2018 and 2017, respectively, has been allocated as follows:

	Year Ended December 31,
Assets	2018	2017
Land	$9,220	$45,055
Buildings	6,129	117,347
Building and tenant improvements	1,039	17,415
Above-market leases(1)	20	3,051
In-place leases(2)	1,127	13,044
Total assets	17,535	195,912

Liabilities
Below-market leases(3)	88	4,103
Other liabilities	—	1,322
Total liabilities	88	5,425
Net assets acquired	$17,447	$190,487

(1)
The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the years ended December 31, 2018 and 2017 was 3.8 years and 5.5 years, respectively.

(2)	The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the years ended

December 31, 2018 and 2017 was 4.9 years and 7.5 years, respectively.

(3)
The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the years ended December 31, 2018 and 2017 was 4.7 years and 16.3 years, respectively.

3. Dispositions and Assets Held for Sale
During the year ended December 31, 2018, the Company disposed of 62 shopping centers, two partial shopping centers and one land parcel for aggregate net proceeds of $957.5 million resulting in aggregate gain of $208.7 million and aggregate impairment of $37.0 million. In addition, during the year ended December 31, 2018, the Company received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million.

During the year ended December 31, 2017, the Company disposed of 29 wholly owned shopping centers and two outparcel buildings for aggregate net proceeds of $330.8 million resulting in aggregate gain of $68.7 million and aggregate impairment of $22.9 million. In addition, during the year ended December 31, 2017, the Company disposed of its unconsolidated joint venture interest for net proceeds of $12.4 million resulting in a gain of $4.6 million.

As of December 31, 2018 and 2017, the Company had one property held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	December 31, 2018	December 31, 2017
Land	$1,220	$3,220
Buildings and improvements	2,927	30,758
Accumulated depreciation and amortization	(1,334)	(7,464)
Real estate, net	2,813	26,514
Other assets	88	567
Assets associated with real estate assets held for sale	$2,901	$27,081

Liabilities
Other liabilities	$—	$33
Liabilities associated with real estate assets held for sale(1)	$—	$33

(1)	These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

There were no discontinued operations for the years ended December 31, 2018, 2017 and 2016 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2018	December 31, 2017
Land	$1,804,504	$1,984,309
Buildings and improvements:
Buildings and tenant improvements(1)	7,626,363	8,145,085
Lease intangibles(2)	667,910	792,097
	10,098,777	10,921,491
Accumulated depreciation and amortization(3)	(2,349,127)	(2,361,070)
Total	$7,749,650	$8,560,421

(1)	As of December 31, 2018 and 2017, Buildings and tenant improvements included accrued amounts, net of any anticipated insurance proceeds of $41.7 million and $22.8 million, respectively.

(2)
As of December 31, 2018 and 2017, Lease intangibles consisted of $601.0 million and $715.1 million, respectively, of in-place leases and $66.9 million and $77.0 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(3)	As of December 31, 2018 and 2017, Accumulated depreciation and amortization included $560.3 million and $629.1 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of December 31, 2018 and 2017, the Company had intangible liabilities relating to below-market leases of $392.9 million and $463.3 million, respectively, and accumulated accretion of $266.1 million and $281.5 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the years ended December 31, 2018, 2017 and 2016 was $26.6 million, $29.6 million and $37.7 million, respectively. These amounts are included in Rental income in the Company’s Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2018, 2017 and 2016 was $35.2 million, $46.2 million and $60.0 million, respectively. These amounts are included in Depreciation and amortization in the Company’s Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2019	$(18,245)	$23,977
2020	(14,843)	17,789
2021	(12,138)	12,865
2022	(10,025)	9,496
2023	(8,627)	6,983

Hurricane Michael Impact
On October 7, 2018, Hurricane Michael struck Florida resulting in widespread damage and flooding. The Company has two properties, totaling 0.4 million square feet of GLA, which were impacted. The Company maintains comprehensive property insurance on these properties, including business interruption insurance.

As of December 31, 2018, the Company’s assessment of the damages sustained to its properties from Hurricane Michael resulted in $6.1 million of accelerated depreciation, representing the estimated net book value of damaged assets. The Company also recognized a corresponding receivable for estimated property insurance recoveries related to the write-down.  As such, there was no impact to net income during year ended December 31, 2018.  As of December 31, 2018, the Company has received property insurance proceeds of $3.0 million and has a remaining receivable balance of $3.1 million, which is included in Receivables, net on the Company’s Consolidated Balance Sheets.  Additionally, the Company’s business interruption insurance covers lost revenues as a result of the hurricane, less the applicable deductible.  During the year ended December 31, 2018, the Company recognized $0.2 million of expense associated with the business interruption insurance deductible.  This amount is included in Provision for doubtful accounts on the Company’s Consolidated Statements of Operations.

5. Impairments
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

The Company recognized the following impairments during the year ended December 31, 2018:

Year Ended December 31, 2018
Property Name(1)	Location	GLA	Impairment Charge
County Line Plaza(2)	Jackson, MS	221,127	$10,181
Southland Shopping Plaza(2)	Toledo, OH	285,278	7,077
Covington Gallery	Covington, GA	174,857	6,748
Westview Center	Hanover Park, IL	321,382	5,916
Roundtree Place(2)	Ypsilanti, MI	246,620	4,317
Skyway Plaza	St. Petersburg, FL	110,799	3,639
Wadsworth Crossings(2)	Wadsworth, OH	118,145	3,594
Brooksville Square(2)	Brooksville, FL	96,361	2,740
Sterling Bazaar(2)	Peoria, IL	87,359	1,571
Pensacola Square(2)	Pensacola, FL	142,767	1,345
Plantation Plaza(2)	Clute, TX	99,141	1,251
Kline Plaza(2)	Harrisburg, PA	214,628	1,237
Smith’s(2)	Socorro, NM	48,000	1,200
Elkhart Plaza West(2)	Elkhart, IN	81,651	748
Dover Park Plaza(2)	Yardville, NJ	56,638	555
Parcel at Elk Grove Town Center(2)	Elk Grove Village, IL	72,385	538
Crossroads Centre(2)	Fairview Heights, IL	242,752	204
Shops of Riverdale(2)	Riverdale, GA	16,808	155
Valley Commons(2)	Salem, VA	45,580	115
Mount Carmel Plaza(2)	Glenside, PA	14,504	115
Klein Square(2)	Spring, TX	80,636	49
		2,777,418	$53,295

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2018.

The Company recognized the following impairments during the year ended December 31, 2017:

Year Ended December 31, 2017
Property Name(1)	Location	GLA	Impairment Charge
The Manchester Collection	Manchester, CT	342,247	$9,026
Lexington Road Plaza(2)	Versailles, KY	197,668	6,393
The Plaza at Salmon Run	Watertown, NY	68,761	3,486
The Vineyards(2)	Eastlake, OH	144,820	3,008
Highland Commons(2)	Glasgow, KY	130,466	2,499
Parkway Pointe(2)	Springfield, IL	38,737	2,373
Shops at Seneca Mall(2)	Liverpool, NY	231,024	2,226
Smith’s(3)	Socorro, NM	48,000	2,200
Fashion Square(3)	Orange Park, FL	36,029	2,125
Austin Town Center(2)	Austin, MN	110,680	1,853
Renaissance Center East(2)	Las Vegas, NV	144,216	1,658
Salisbury Marketplace(2)	Salisbury, NC	79,732	1,544
Remount Village Shopping Center(2)	North Charleston, SC	60,238	921
The Shoppes at North Ridgeville(2)	North Ridgeville, OH	59,852	389
Crossroads Centre(3)	Fairview Heights, IL	242,752	358
Milford Center(2)	Milford, CT	25,056	45
		1,960,278	$40,104

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2017.

(3)	The Company disposed of this property during the year ended December 31, 2018.

The Company recognized the following impairments during the year ended December 31, 2016:

Year Ended December 31, 2016
Property Name(1)	Location	GLA	Impairment Charge
Milford Center(2)	Milford, CT	25,056	$2,626
Plymouth Plaza(3)	Plymouth Meeting, PA	30,013	1,997
Parcel at Country Hills Shopping Center(4)	Torrance, CA	3,500	550
Inwood Forest(3)	Houston, TX	77,553	52
Other	–	N/A	(71)
		136,122	$5,154

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2017.

(3)	The Company disposed of this property during the year ended December 31, 2016.

(4)	The Company disposed of this property during the year ended December 31, 2018.

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

6. Financial Instruments – Derivatives and Hedging
The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage its exposure to interest rate movements and not for speculative purposes. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements that result in the receipt and/or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the year ended December 31, 2018, the Company entered into four forward starting interest rate swap agreements with an effective date of January 2, 2019, an aggregate notional value of $300.0 million, a weighted average fixed rate of 2.61% and an expiration date of July 26, 2024. During the year ended December 31, 2017, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2018 and 2017 is as follows:

	Number of Instruments		Notional Amount
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest Rate Swaps	10	9	$1,200,000	$1,400,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of December 31, 2018 and 2017, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2018	December 31, 2017
Gross derivative assets	$18,630	$24,420
Gross derivative liabilities	(2,571)	—
Net derivative assets	$16,059	$24,420

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

The effective portion of the Company’s interest rate swaps that was recognized in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2018	2017	2016
Change in unrealized gain on interest rate swaps	$3,837	$4,976	$19,081
Amortization (accretion) of interest rate swaps to interest expense	(12,198)	(2,161)	4,961
Change in unrealized gain (loss) on interest rate swaps, net	$(8,361)	$2,815	$24,042

The Company estimates that $8.4 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2018, 2017 and 2016.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2018 and 2017, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of December 31, 2018 and 2017, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2018	December 31, 2017	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loans
Secured loans(2)	$7,000	$902,717	4.40%	2024
Net unamortized premium	262	15,321
Net unamortized debt issuance costs	(45)	(93)
Total secured loans, net	$7,217	$917,945

Notes payable
Unsecured notes(3)	$3,468,453	$3,218,453	3.25% – 7.97%	2022 – 2029
Net unamortized discount	(11,562)	(13,485)
Net unamortized debt issuance costs	(20,877)	(22,476)
Total notes payable, net	$3,436,014	$3,182,492

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Term Loans(4)	$500,000	$685,000	3.63%	2021
Unsecured Credit Facility - Revolving Facility	306,000	—	3.53%	2023
Unsecured $350 Million Term Loan(5)	350,000	600,000	3.63%	2023
Unsecured $300 Million Term Loan(5)	300,000	300,000	4.25%	2024
Net unamortized debt issuance costs	(13,368)	(9,199)
Total Unsecured Credit Facility and term loans	$1,442,632	$1,575,801

Total debt obligations, net(6)	$4,885,863	$5,676,238

(1)	The stated interest rates are as of December 31, 2018 and do not include the impact of the Company’s interest rate swap agreements (described below).

(2)
The Company’s secured loans are collateralized by certain properties and the equity interests of certain subsidiaries. These properties had a carrying value as of December 31, 2018 of approximately $16.4 million.

(3)	The weighted average stated interest rate on the Company’s unsecured notes was 3.79% as of December 31, 2018.

(4)
Effective November 1, 2016, the Company has in place three interest rate swap agreements that convert the variable interest rate on a $500.0 million term loan (the “$500 Million Term Loan”) under the Company’s senior unsecured credit facility agreement, as amended December 12, 2018, (the “Unsecured Credit Facility”) to a fixed, combined interest rate of 1.11% (plus a spread of 125 basis points) through July 30, 2021.

(5)
Effective November 1, 2016, the Company has in place three interest rate swap agreements that convert the variable interest rate on the Company’s $350.0 million term loan agreement, as amended December 12, 2018 (the “$350 Million Term Loan”) and $50.0 million of the Company’s $300.0 million term loan agreement, as amended December 12, 2018, (the “$300 Million Term Loan”) to a fixed, combined interest rate of 0.88% (plus a spread of 125 basis points and 190 basis points, respectively) through March 18, 2019.

(6)
During the year ended December 31, 2018, the Company entered into four forward starting interest rate swap agreements with an effective date of January 2, 2019 that convert the variable interest rate on $300.0 million of the Company’s variable LIBOR based interest rate debt to a fixed, combined interest rate of 2.61% through July 26, 2024. See Note 6 for additional information regarding the interest rate swap agreements entered into during the year ended December 31, 2018.

2018 Debt Transactions
In August 2018, the Operating Partnership issued $250.0 million aggregate principal amount of Floating Rate Senior Notes due 2022 (the “2022 Notes”), the net proceeds of which were used to repay a portion of the Company’s $600 Million Term Loan scheduled to mature on March 18, 2019 prior to the amendment of the $600 Million Term Loan, as described below. The 2022 Notes bear interest at a rate of three-month U.S. Dollar LIBOR, reset quarterly, plus 105 basis points, payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, commencing November 1, 2018. The 2022 Notes are scheduled to mature on February 1, 2022. The 2022 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness. The Operating Partnership may not redeem the 2022 Notes prior to the scheduled maturity date.

In December 2018, the Operating Partnership amended and restated the Unsecured Credit Facility. The amendment provides for (1) revolving loan commitments of $1.25 billion (the “Revolving Facility”) scheduled to mature on February 28, 2023 (extending the applicable scheduled maturity date from July 31, 2020) and (2) a continuation of the existing $500 Million Term Loan scheduled to mature on July 31, 2021 (the “$500 Million Term Loan”). Each of the Revolving Facility and the $500 Million Term Loan includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments of 0.0625%. The Unsecured Credit Facility includes the option to increase the revolving loan commitments or add term loans of up to $1 billion in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.

Borrowings under the Unsecured Credit Facility will bear interest, at the Operating Partnership’s option, (1) with respect to the Revolving Facility, at a rate of either LIBOR plus a margin ranging from 0.775% to 1.45% or a base rate plus a margin ranging from 0.00% to 0.45%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating and (2) with respect to the $500 Million Term Loan, at a rate of either LIBOR plus a margin ranging from 0.85% to 1.65% or a base rate plus a margin ranging from 0.00% to 0.65%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating. The base rate is the highest of (1) the agent’s prime rate, (2) the federal funds rate plus 0.50% and (3) the daily one-month LIBOR plus 1.00%. In addition, the Unsecured Credit Facility requires the payment of a facility fee ranging from 0.125% to 0.30% (depending on the Operating Partnership’s credit rating) on the total commitments under the Revolving Facility.

Additionally, in December 2018, the Operating Partnership amended and restated the $600.0 million term loan agreement, as amended prior to the date hereof (the “$600 Million Term Loan”), of which $250.0 million had been repaid prior to December 2018. The amendment provides for a continuation of the existing $350.0 million term loan previously scheduled to mature on March 18, 2019 and extends the scheduled maturity to December 12, 2023 (the “$350 Million Term Loan”). The $350 Million Term Loan includes the option to add term loans of up to $250.0 million in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.

Borrowings under the $350 Million Term Loan will bear interest, at the Operating Partnership’s option, at a rate of either LIBOR plus a margin ranging from 0.85% to 1.65% or a base rate plus a margin ranging from 0.00% to 0.65%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating.

Further, in December 2018, the Operating Partnership amended its $300 Million Term Loan (the “$300 Million Term Loan”). The amendment implements various covenant and technical amendments to make the existing $300 Million Term Loan agreement consistent with corresponding provisions in the Unsecured Credit Facility and $350 Million Term Loan. The amendment does not change the scheduled maturity of the $300 Million Term Loan, which is July 26, 2024. In addition, the amendment does not change the Operating Partnership’s option under the existing $300 Million Term Loan to add term loans of up to $500.0 million in the aggregate to the extent that any one or more lenders (from the syndicate or otherwise) agree to provide such additional credit extensions.

The $300 Million Term Loan amendment decreases the applicable interest rates to, at the Operating Partnership’s option, a rate of either LIBOR plus a margin ranging from 0.85% to 1.65% or a base rate plus a margin ranging from 0.00% to 0.65%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating, with such decreases taking effect on July 28, 2019. The applicable interest rates under the existing $300 Million Term Loan, which will remain in effect until July 28, 2019, are, at the Operating Partnership’s option, a rate of either LIBOR plus a margin ranging from 1.50% to 2.45% or a base rate plus a margin ranging from 0.50% to 1.45%, in each case, with the actual margin determined according to the Operating Partnership’s credit rating.

During the year ended December 31, 2018, the Company repaid $881.4 million of secured loans and $435.0 million of unsecured term loans. These repayments were funded primarily with net disposition proceeds, proceeds from the issuance of the 2022 Notes, and $306.0 million of borrowings under the Revolving Facility, net of repayments. Additionally, during the year ended December 31, 2018, the Company recognized a $37.1 million loss on extinguishment of debt, net as a result of debt transactions. Loss on extinguishment of debt, net includes $24.3 million of legal defeasance fees related to secured loans with an aggregate principal balance of $469.2 million and $23.0 million of prepayment fees related to secured loans with an aggregate principal balance of $412.2 million, partially offset by $10.2 million of accelerated unamortized debt premiums, net of discounts and debt issuance costs.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2018.

Debt Maturities
As of December 31, 2018 and 2017, the Company had accrued interest of $34.0 million and $35.9 million outstanding, respectively. As of December 31, 2018, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2019	$—
2020	—
2021	500,000
2022	750,000
2023	1,156,000
Thereafter	2,525,453
Total debt maturities	4,931,453
Net unamortized discount	(11,300)
Net unamortized debt issuance costs	(34,290)
Total debt obligations, net	$4,885,863
As of the date the financial statements were issued, the Company did not have any scheduled debt maturities for the next 12 months.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2018		December 31, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$7,217	$7,072	$917,945	$963,702
Notes payable	3,436,014	3,372,418	3,182,492	3,224,877
Unsecured Credit Facility and term loans	1,442,632	1,452,382	1,575,801	1,586,206
Total debt obligations, net	$4,885,863	$4,831,872	$5,676,238	$5,774,785

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$30,243	$1,756	$28,487	$—
Interest rate derivatives	$18,630	$—	$18,630	$—

Liabilities:
Interest rate derivatives	$(2,571)	$—	$(2,571)	$—

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$28,006	$725	$27,281	$—
Interest rate derivatives	$24,420	$—	$24,420	$—

(1)
As of December 31, 2018 and 2017, marketable securities included $0.1 million and $0.2 million of net unrealized losses, respectively. As of December 31, 2018, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the years ended December 31, 2018 and 2017, excluding the properties sold prior to December 31, 2018 and 2017, respectively:

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)(3)	$31,725	$—	$—	$31,725	$16,303

	Fair Value Measurements as of December 31, 2017
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(4)(5)(6)	$73,303	$—	$—	$73,303	$17,195

(1)	Excludes properties disposed of prior to December 31, 2018.

(2)	The carrying value of properties remeasured to fair value based upon offers from third party buyers during the year ended December 31, 2018 includes $26.1 million related to Westview Center.

(3)
The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the year ended December 31, 2018 includes: (i) $2.9 million related to Skyway Plaza and (ii) $2.7 million related to Covington Gallery. The capitalization rates (ranging from 9.0% to 9.3%) and discount rates (ranging from 6.0% to 10.4%) which were utilized in the discounted cash flow analyses were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective investment.

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

9. Revenue Recognition
Future minimum annual base rents as of December 31, 2018 to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. Future minimum annual base rents also do not include payments which may be received under certain leases for percentage rent or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes.

Year ending December 31,
2019	$811,381
2020	709,230
2021	599,367
2022	490,087
2023	392,892
Thereafter	1,368,278

The Company recognized $6.6 million, $7.1 million and $5.9 million of rental income based on percentage rent for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018 and 2017, the estimated allowance associated with Company’s outstanding rent, expense reimbursement, and other revenue generating receivables, included in Receivables, net of allowance for doubtful accounts in the Company’s Consolidated Balance Sheets was $14.1 million and $12.1 million, respectively. In addition, as of December 31, 2018 and 2017, receivables associated with the effects of recognizing rental income on a straight-line basis were $120.6 million and $113.9 million, respectively net of the estimated allowance of $7.6 million and $5.1 million, respectively.

10. Equity and Capital
Share Repurchase Program
In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the year ended December 31, 2018, the Company repurchased 6.3 million shares of common stock under the Program at an average price per share of $16.56 for a total of $104.6 million, excluding commissions. The Company incurred commissions of $0.1 million in conjunction with the program for the year ended December 31, 2018. During the year ended December 31, 2017, the Company repurchased 0.3 million shares of common stock under the Program at an average price per share of $17.94 for a total of $5.9 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the program for the year ended December 31, 2017. As of December 31, 2018, the Program had $289.5 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy statutory minimum tax withholding obligations. During the years ended December 31, 2018 and 2017, the Company withheld 0.1 million shares.

Dividends and Distributions
Because Brixmor Property Group, Inc. is a holding company and has no material assets other than its ownership of BPG Sub, through which it owns the Operating Partnership, and no material operations other than those conducted by the Operating Partnership, distributions are funded as follows:

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

During the years ended December 31, 2018, 2017 and 2016, the Company declared common stock dividends and OP Unit distributions of $1.105 per share/unit, $1.055 per share/unit and $0.995 per share/unit, respectively. As of December 31, 2018 and 2017, the Company had declared but unpaid common stock dividends and OP Unit distributions of $85.3 million and $85.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Non-controlling interests
As of December 31, 2018, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100.0% of the outstanding OP Units. During the year ended December 31, 2017, the Company exchanged 0.4 million shares of the Company’s common stock for an equal number of outstanding OP Units held by certain members of the Parent Company’s current and former management.

During the year ended December 31, 2016, certain investments funds affiliated with The Blackstone Group L.P. completed multiple secondary offerings of the Parent Company’s common stock. In connection with these offerings, during the year ended December 31, 2016, the Company incurred $0.9 million of expenses which are included in Other on the Company’s Consolidated Statements of Operations.

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

During the years ended December 31, 2018, 2017 and 2016, the Company granted RSUs to certain employees. During the year ended December 31, 2015, the Company granted RSUs to certain employees, or at the election of certain employees, long-term incentive plan units (“LTIP Units”) in the Operating Partnership. The RSUs and LTIP Units are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based vesting conditions, which contain a threshold, target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.8 million, 0.6 million and 0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs and LTIP Units granted under the Plan, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the years ended December 31, 2018 and 2017, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 29.0% to 32.0% and 22.0% to 23.0%, respectively; (ii) a weighted average risk-free interest rate of 2.43% to 2.53% and 1.20% to 1.41%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.6% and 4.0% to 4.6%, respectively.

Information with respect to RSUs and LTIP Units for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,172	$25,649
Vested	(519)	(12,550)
Granted	881	18,842
Forfeited	(519)	(8,861)
Outstanding, December 31, 2016	1,015	23,080
Vested	(343)	(7,614)
Granted	633	12,762
Forfeited	(69)	(1,254)
Outstanding, December 31, 2017	1,236	26,974
Vested	(292)	(5,060)
Granted	822	13,016
Forfeited	(268)	(4,299)
Outstanding, December 31, 2018	1,498	$30,631

During the years ended December 31, 2018, 2017 and 2016, the Company recognized $9.4 million, $10.5 million and $11.6 million of equity compensation expense, respectively. Equity compensation expense for the year ended December 31, 2016 included the reversal of $2.6 million of previously recognized expense as a result of forfeitures and the acceleration of $2.7 million of expense associated with the issuance of shares, both in connection with the separation of certain Company executives. These amounts are included in General and administrative expense in the Company’s Consolidated Statements of Operations. As of December 31, 2018, the Company had $11.4 million of total unrecognized compensation expense related to unvested stock compensation expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Computation of Basic Earnings Per Share:
Net income	$366,284	$300,369	$278,142
Net income attributable to non-controlling interests	—	(76)	(2,514)
Non-forfeitable dividends on unvested restricted shares	(331)	(37)	(40)
Preferred stock dividends	—	(39)	(150)
Net income attributable to the Company’s common stockholders for basic earnings per share	$365,953	$300,217	$275,438

Weighted average number shares outstanding – basic	302,074	304,834	301,601

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.21	$0.98	$0.91

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for basic earnings per share	$365,953	$300,217	$275,438
Allocation of net income to dilutive convertible non-controlling interests	—	76	2,514
Net income attributable to the Company’s common stockholders for diluted earnings per share	$365,953	$300,293	$277,952

Weighted average shares outstanding – basic	302,074	304,834	301,601
Effect of dilutive securities:
Conversion of OP Units	—	79	3,000
Equity awards	265	368	459
Weighted average shares outstanding – diluted	302,339	305,281	305,060

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.21	$0.98	$0.91

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2018	2017	2016
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$366,284	$300,369	$278,142
Non-forfeitable dividends on unvested restricted units	(331)	(37)	(40)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$365,953	$300,332	$278,102

Weighted average number common units outstanding – basic	302,074	304,913	304,600

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.21	$0.98	$0.91

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$365,953	$300,332	$278,102

Weighted average common units outstanding – basic	302,074	304,913	304,600
Effect of dilutive securities:
Equity awards	265	368	459
Weighted average common units outstanding – diluted	302,339	305,281	305,059

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.21	$0.98	$0.91

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

Prior to the Company’s February 8, 2016 announcement, the Company voluntarily reported these matters to the SEC.  As a result, the SEC and the United States Attorney’s Office for the Southern District of New York (“SDNY”) have been conducting investigations of certain aspects of the Company’s financial reporting and accounting for prior periods and the Company has been cooperating fully.

The Company and the Staff of the SEC Enforcement Division have been discussing a possible negotiated resolution with respect to the SEC investigation. Agreement has been reached on the material terms of such a resolution, which is still subject to finalizing the necessary documents and obtaining approval by the SEC, which cannot be assured. The agreement provides for, among other things, (i) the Company consenting to a cease and desist order, without admitting or denying the findings therein, with respect to violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, certain related rules and Rule 100(b) of Regulation G and (ii) the payment of a civil penalty of $7.0 million. The Company has accrued an expense of $7.0 million for this contingent liability for the quarter ended December 31, 2018. This amount is included in General and administrative in the Company's Consolidated Statements of Operations.

The Company believes that no additional proceedings relating to these matters will be brought against the Company. The Company understands that the SEC and SDNY inquiries into these matters with respect to certain former employees are ongoing.

As previously disclosed, on December 13, 2017, the United States District Court for the Southern District of New York granted final approval of the settlement of the previously disclosed putative securities class action complaint filed in March 2016 by the Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds related to the review conducted by the Audit Committee of the Board of Directors. Pursuant to the approved settlement, without any admission of liability, the Company will pay $28.0 million to settle the claims. This amount is within the coverage amount of the Company’s applicable insurance policies and has been funded into escrow by the insurance carriers. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the class action litigation. During the year ended December 31, 2018, $8.5 million of the settlement amount was released from escrow per the court approved settlement agreement for the payment of plaintiff’s legal fees. The remaining settlement balance of $19.5 million remains in escrow pending final class distribution. As of December 31, 2018, the $19.5 million amount is included in Accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheets. Because the settlement amount is within the coverage amount of the Company’s applicable insurance policies, the Company accrued a receivable of $19.5 million as of December 31, 2018. This amount is included in Accounts receivable, net in the Company’s Consolidated Balance Sheets.

As previously disclosed, certain institutional investors elected to opt out of the class action settlement and accordingly were not bound by the release and will not receive any of the class action settlement proceeds. On October 10, 2018, the Company entered into an agreement to settle these claims for $8.0 million. This amount, which was paid in full during the year ended December 31, 2018, was within the coverage amount of the Company’s applicable insurance policies and was paid by the insurance carriers. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the opt out lawsuit.

Leasing commitments
The Company periodically enters into ground leases for neighborhood and community shopping centers that it operates and enters into office leases for administrative space. During the years ended December 31, 2018, 2017 and 2016, the Company recognized rent expense associated with these leases of $7.1 million, $7.5 million and $8.3 million, respectively. Minimum annual rental commitments associated with these leases during the next five years and thereafter are as follows:

Year ending December 31,
2019	$6,929
2020	6,948
2021	7,157
2022	7,233
2023	5,827
Thereafter	43,876
Total minimum annual rental commitments	$77,970

Insurance captive
The Company has a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for the Company’s Portfolio. The Company formed Incap as part of its overall risk management program to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company has capitalized Incap in accordance with the applicable regulatory requirements. Incap established annual premiums based on projections derived from the past loss experience of the Company’s properties. An actuarial analysis is performed to estimate future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by tenants pursuant to specific lease terms.

Activity in the reserve for losses for the years ended December 31, 2018 and 2017 is summarized as follows (in thousands):

	Year End December 31,
	2018	2017

Balance at the beginning of the year	$13,295	$15,045

Incurred related to:
Current year	3,833	4,205
Prior years	(1,624)	(3,157)
Total incurred	2,209	1,048

Paid related to:
Current year	(336)	(299)
Prior years	(2,698)	(2,499)
Total paid	(3,034)	(2,798)

Balance at the end of the year	$12,470	$13,295

Environmental matters
Under various federal, state and local laws, ordinances and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s property or disposed of by the Company or its tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s results of operations, cash flows, or financial position.

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

As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. The Parent Company conducts substantially all of its operations through the Operating Partnership which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes on the Company’s taxable income do not materially impact the Consolidated Financial Statements of the Company.

If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal taxes at regular corporate rates (including any applicable alternative minimum tax for tax years beginning before January 1, 2018) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Parent Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through a TRS are subject to U.S. federal, state and local income taxes.

The Company incurred income and other taxes of $2.6 million, $2.4 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016. These amounts are included in Other on the Company’s Consolidated Statements of Operations.

16. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets, including real estate assets owned through joint ventures.

Pursuant to the employment agreement dated April 12, 2016 between the Company and James M. Taylor, the Company’s chief executive officer, the Company was contingently obligated to purchase Mr. Taylor’s former residence for an amount equal to the appraised value of the residence as of a date within 120 days of the execution of the employment agreement.  Based upon the contingency being triggered in May 2017, the Company purchased the residence on July 5, 2017 for the appraised value of $4.4 million. Based on an August 2017 appraisal, the value of the residence was $3.9 million. The Company disposed of the residence during the year ending December 31, 2018.

As of December 31, 2018 and 2017, there were no material receivables from or payables to related parties.

17. Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2018, 2017 and 2016, the Company’s expense for the Savings Plan was approximately $1.4 million, $1.2 million and $1.2 million, respectively. These amounts are included in General and administrative in the Company’s Consolidated Statements of Operations.

18. Supplemental Financial Information (unaudited)
The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2018 and 2017 and has been derived from the accompanying consolidated financial statements (in thousands except per share and per unit data):

Brixmor Property Group Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Total revenues	$317,175	$313,030	$306,480	$297,655

Net income attributable to common stockholders	$61,022	$80,362	$147,346	$77,554

Net income attributable to common stockholders per share:
Basic(1)	$0.20	$0.27	$0.49	$0.26
Diluted(1)	$0.20	$0.26	$0.49	$0.26

Year Ended December 31, 2017
Total revenues	$325,806	$322,818	$314,496	$320,060

Net income attributable to common stockholders	$71,579	$75,399	$83,380	$69,896

Net income attributable to common stockholders per share:
Basic(1)	$0.23	$0.25	$0.27	$0.23
Diluted(1)	$0.23	$0.25	$0.27	$0.23

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the years ended December 31, 2018 and 2017 due to rounding.

Brixmor Operating Partnership LP

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2018
Total revenues	$317,175	$313,030	$306,480	$297,655

Net income attributable to partnership common units	$61,022	$80,362	$147,346	$77,554

Net income attributable to common unitholders per unit:
Basic(1)	$0.20	$0.27	$0.49	$0.26
Diluted(1)	$0.20	$0.26	$0.49	$0.26

Year Ended December 31, 2017
Total revenues	$325,806	$322,818	$314,496	$320,060

Net income attributable to partnership common units	$71,655	$75,438	$83,380	$69,896

Net income attributable to common unitholders per unit:
Basic(1)	$0.23	$0.25	$0.27	$0.23
Diluted(1)	$0.23	$0.25	$0.27	$0.23

(1)	The sum of the quarterly Basic and Diluted earnings per share may not equal the Basic and Diluted earnings per share for the years ended December 31, 2018 and 2017 due to rounding.

19. Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2018 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2018 through the date the financial statements were issued.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Charged / (Credited) to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Period

Allowance for doubtful accounts:

Year ended December 31, 2018	$17,205	$10,082	$(5,563)	$21,724
Year ended December 31, 2017	$16,756	$5,323	$(4,874)	$17,205
Year ended December 31, 2016	$16,587	$9,182	$(9,013)	$16,756

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Springdale	Mobile, AL	$—	$7,460	$33,085	$17,705	$7,460	$50,790	$58,250	$(13,552)	2004	Jun-11	40 years
Payton Park	Sylacauga, AL	—	1,830	14,335	486	1,830	14,821	16,651	(5,534)	1995	Jun-11	40 years
Glendale Galleria	Glendale, AZ	—	4,070	6,894	9,324	4,070	16,218	20,288	(3,770)	1991	Jun-11	40 years
Northmall Centre	Tucson, AZ	—	3,140	17,966	2,383	3,140	20,349	23,489	(5,798)	1996	Jun-11	40 years
Applegate Ranch Shopping Center	Atwater, CA	—	4,033	25,397	1,541	4,033	26,938	30,971	(6,865)	2006	Oct-13	40 years
Bakersfield Plaza	Bakersfield, CA	—	4,000	24,893	10,813	4,502	35,204	39,706	(11,270)	1970	Jun-11	40 years
Carmen Plaza	Camarillo, CA	—	5,410	19,522	2,073	5,410	21,595	27,005	(6,545)	2000	Jun-11	40 years
Plaza Rio Vista	Cathedral, CA	—	2,465	12,575	234	2,465	12,809	15,274	(2,720)	2005	Oct-13	40 years
Cudahy Plaza	Cudahy, CA	—	4,490	12,276	10,373	4,778	22,361	27,139	(3,096)	1994	Jun-11	40 years
University Mall	Davis, CA	—	4,270	18,056	2,016	4,270	20,072	24,342	(5,986)	1964	Jun-11	40 years
Felicita Plaza	Escondido, CA	—	4,280	12,434	954	4,280	13,388	17,668	(4,222)	2001	Jun-11	40 years
Felicita Town Center	Escondido, CA	—	11,231	31,324	287	11,230	31,612	42,842	(3,601)	1987	Dec-16	40 years
Arbor - Broadway Faire	Fresno, CA	—	5,940	33,885	2,304	5,940	36,189	42,129	(11,267)	1995	Jun-11	40 years
Lompoc Center	Lompoc, CA	—	4,670	15,515	4,745	4,670	20,260	24,930	(7,348)	1960	Jun-11	40 years
Briggsmore Plaza	Modesto, CA	—	2,140	10,358	3,111	2,140	13,469	15,609	(3,974)	1998	Jun-11	40 years
Montebello Plaza	Montebello, CA	—	13,360	32,536	7,169	13,360	39,705	53,065	(12,783)	1974	Jun-11	40 years
California Oaks Center	Murrieta, CA	—	5,180	13,649	5,801	5,180	19,450	24,630	(4,146)	1990	Jun-11	40 years
Pacoima Center	Pacoima, CA	—	7,050	15,932	739	7,050	16,671	23,721	(7,329)	1995	Jun-11	40 years
Metro 580	Pleasanton, CA	—	10,500	19,243	1,675	10,500	20,918	31,418	(6,666)	1996	Jun-11	40 years
Rose Pavilion	Pleasanton, CA	—	19,619	60,212	14,378	19,619	74,590	94,209	(15,352)	2018	Jun-11	40 years
Puente Hills Town Center	Rowland Heights, CA	—	15,670	38,703	5,638	15,670	44,341	60,011	(11,256)	1984	Jun-11	40 years
Ocean View Plaza	San Clemente, CA	—	15,750	29,741	2,124	15,750	31,865	47,615	(8,511)	1990	Jun-11	40 years
Village at Mira Mesa	San Diego, CA	—	14,870	70,850	15,934	14,870	86,784	101,654	(18,600)	2018	Jun-11	40 years
San Dimas Plaza	San Dimas, CA	—	11,490	20,513	7,879	15,101	24,781	39,882	(6,188)	1986	Jun-11	40 years
Bristol Plaza	Santa Ana, CA	—	9,110	21,143	3,025	9,722	23,556	33,278	(6,293)	2003	Jun-11	40 years
Gateway Plaza	Santa Fe Springs, CA	—	9,980	30,113	2,372	9,980	32,485	42,465	(9,871)	2002	Jun-11	40 years
Santa Paula Center	Santa Paula, CA	—	3,520	17,776	1,082	3,520	18,858	22,378	(6,657)	1995	Jun-11	40 years
Vail Ranch Center	Temecula, CA	—	3,750	22,016	1,669	3,750	23,685	27,435	(7,642)	2003	Jun-11	40 years
Country Hills Shopping Center	Torrance, CA	—	3,589	8,683	(291)	3,589	8,392	11,981	(2,202)	1977	Jun-11	40 years
Gateway Plaza - Vallejo	Vallejo, CA	—	11,880	67,358	21,588	12,947	87,879	100,826	(21,922)	2018	Jun-11	40 years
Plaza By The Sea	San Clemente, CA	—	9,607	5,461	236	9,607	5,697	15,304	(365)	1976	Dec-17	40 years
Upland Town Square	Upland, CA	—	9,051	23,126	181	9,051	23,307	32,358	(1,557)	1994	Nov-17	40 years
Arvada Plaza	Arvada, CO	—	1,160	7,378	495	1,160	7,873	9,033	(3,838)	1994	Jun-11	40 years
Arapahoe Crossings	Aurora, CO	—	13,676	54,786	15,587	13,676	70,373	84,049	(14,130)	1996	Jul-13	40 years
Aurora Plaza	Aurora, CO	—	3,910	9,146	1,790	3,910	10,936	14,846	(5,627)	1996	Jun-11	40 years
Villa Monaco	Denver, CO	—	3,090	6,189	4,475	3,090	10,664	13,754	(2,582)	1978	Jun-11	40 years
Superior Marketplace	Superior, CO	—	7,090	35,610	5,690	7,090	41,300	48,390	(11,143)	1997	Jun-11	40 years
Westminster City Center	Westminster, CO	—	6,040	41,608	9,715	6,040	51,323	57,363	(12,728)	1996	Jun-11	40 years
The Shoppes at Fox Run	Glastonbury, CT	—	3,550	22,683	3,716	3,600	26,349	29,949	(7,466)	1974	Jun-11	40 years
Groton Square	Groton, CT	—	2,730	27,972	1,571	2,730	29,543	32,273	(9,610)	1987	Jun-11	40 years
Parkway Plaza	Hamden, CT	—	4,100	7,709	143	4,100	7,852	11,952	(2,715)	2006	Jun-11	40 years
The Manchester Collection	Manchester, CT	—	9,180	50,914	(1,770)	9,180	49,144	58,324	(13,077)	2001	Jun-11	40 years
Chamberlain Plaza	Meriden, CT	—	1,260	4,480	835	1,260	5,315	6,575	(2,285)	2004	Jun-11	40 years
Turnpike Plaza	Newington, CT	—	3,920	23,847	20	3,920	23,867	27,787	(7,885)	2004	Jun-11	40 years
North Haven Crossing	North Haven, CT	—	5,430	15,959	2,441	5,430	18,400	23,830	(5,192)	1993	Jun-11	40 years
Christmas Tree Plaza	Orange, CT	—	4,870	14,844	1,976	4,870	16,820	21,690	(5,204)	1996	Jun-11	40 years
Stratford Square	Stratford, CT	—	5,860	11,758	6,878	5,860	18,636	24,496	(4,661)	1984	Jun-11	40 years
Torrington Plaza	Torrington, CT	—	2,180	12,843	3,546	2,180	16,389	18,569	(4,680)	1994	Jun-11	40 years
Waterbury Plaza	Waterbury, CT	—	5,030	17,109	2,215	5,030	19,324	24,354	(6,385)	2000	Jun-11	40 years
Waterford Commons	Waterford, CT	—	4,990	44,164	5,033	4,990	49,197	54,187	(14,113)	2004	Jun-11	40 years
North Dover Center	Dover, DE	—	3,100	18,584	2,632	3,100	21,216	24,316	(6,205)	1989	Jun-11	40 years
Coastal Way - Coastal Landing	Brooksville, FL	—	8,840	33,020	4,545	8,840	37,565	46,405	(12,586)	2008	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Clearwater Mall	Clearwater, FL	—	15,300	52,615	4,563	15,300	57,178	72,478	(13,812)	1973	Jun-11	40 years
Coconut Creek Plaza	Coconut Creek, FL	—	7,400	24,708	4,614	7,400	29,322	36,722	(7,572)	2005	Jun-11	40 years
Century Plaza Shopping Center	Deerfield Beach, FL	—	3,050	7,974	4,687	3,050	12,661	15,711	(2,925)	2006	Jun-11	40 years
Northgate Shopping Center	DeLand, FL	—	3,500	8,755	3,285	3,500	12,040	15,540	(2,368)	1993	Jun-11	40 years
Sun Plaza	Ft. Walton Beach, FL	—	4,480	12,544	729	4,480	13,273	17,753	(5,149)	2004	Jun-11	40 years
Normandy Square	Jacksonville, FL	—	1,930	5,384	1,210	1,930	6,594	8,524	(2,610)	1996	Jun-11	40 years
Regency Park Shopping Center	Jacksonville, FL	—	6,240	14,206	1,827	6,240	16,033	22,273	(5,138)	1985	Jun-11	40 years
The Shoppes at Southside	Jacksonville, FL	—	6,720	18,597	172	6,720	18,769	25,489	(5,756)	2004	Jun-11	40 years
Ventura Downs	Kissimmee, FL	—	3,580	7,336	943	3,580	8,279	11,859	(2,071)	2018	Jun-11	40 years
Marketplace at Wycliffe	Lake Worth, FL	—	7,930	13,500	1,770	7,930	15,270	23,200	(3,382)	2002	Jun-11	40 years
Venetian Isle Shopping Ctr	Lighthouse Point, FL	—	8,270	14,774	1,617	8,270	16,391	24,661	(5,022)	1992	Jun-11	40 years
Marco Town Center	Marco Island, FL	—	7,235	26,412	1,078	7,235	27,490	34,725	(5,201)	1998	Oct-13	40 years
Mall at 163rd Street	Miami, FL	—	9,450	34,227	3,176	9,450	37,403	46,853	(9,672)	2007	Jun-11	40 years
Miami Gardens	Miami, FL	—	8,876	14,110	1,084	8,876	15,194	24,070	(4,669)	1996	Jun-11	40 years
Freedom Square	Naples, FL	—	4,735	12,369	1,531	4,735	13,900	18,635	(3,548)	1995	Jun-11	40 years
Naples Plaza	Naples, FL	—	9,200	20,513	10,363	9,200	30,876	40,076	(8,682)	2013	Jun-11	40 years
Park Shore Plaza	Naples, FL	—	4,750	13,812	21,196	7,245	32,513	39,758	(6,601)	2018	Jun-11	40 years
Chelsea Place	New Port Richey, FL	—	3,303	9,701	486	3,303	10,187	13,490	(2,682)	1992	Oct-13	40 years
Presidential Plaza West	North Lauderdale, FL	—	2,070	5,430	724	2,070	6,154	8,224	(1,619)	2006	Jun-11	40 years
Colonial Marketplace	Orlando, FL	—	4,230	19,806	2,673	4,230	22,479	26,709	(6,644)	1986	Jun-11	40 years
Conway Crossing	Orlando, FL	—	3,163	12,181	826	3,163	13,007	16,170	(3,268)	2002	Oct-13	40 years
Hunter's Creek Plaza	Orlando, FL	—	3,589	5,891	1,461	3,589	7,352	10,941	(1,661)	1998	Oct-13	40 years
Pointe Orlando	Orlando, FL	—	6,120	54,646	25,907	6,120	80,553	86,673	(19,631)	1997	Jun-11	40 years
Martin Downs Town Center	Palm City, FL	—	1,660	9,749	186	1,660	9,935	11,595	(1,883)	1996	Oct-13	40 years
Martin Downs Village Center	Palm City, FL	—	5,319	28,399	1,768	5,319	30,167	35,486	(6,451)	1987	Jun-11	40 years
23rd Street Station	Panama City, FL	—	3,120	7,175	1,595	3,120	8,770	11,890	(2,843)	1995	Jun-11	40 years
Panama City Square	Panama City, FL	—	5,690	9,191	4,054	5,690	13,245	18,935	(4,249)	1989	Jun-11	40 years
East Port Plaza	Port St. Lucie, FL	—	4,099	22,325	305	4,099	22,630	26,729	(5,467)	1991	Oct-13	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	—	3,450	6,205	1,073	3,450	7,278	10,728	(2,450)	1990	Jun-11	40 years
Lake St. Charles	Riverview, FL	—	2,801	6,909	128	2,801	7,037	9,838	(1,443)	1999	Oct-13	40 years
Cobblestone Village	Royal Palm Beach, FL	—	2,700	4,974	710	2,700	5,684	8,384	(1,302)	2005	Jun-11	40 years
Beneva Village Shoppes	Sarasota, FL	—	4,013	18,209	2,328	4,013	20,537	24,550	(4,111)	2018	Oct-13	40 years
Sarasota Village	Sarasota, FL	—	5,190	12,476	3,607	5,190	16,083	21,273	(4,432)	1972	Jun-11	40 years
Atlantic Plaza	Satellite Beach, FL	—	2,630	10,926	1,704	2,630	12,630	15,260	(3,422)	2008	Jun-11	40 years
Seminole Plaza	Seminole, FL	—	3,870	7,934	2,132	3,870	10,066	13,936	(2,199)	1964	Jun-11	40 years
Cobblestone Village	St. Augustine, FL	—	7,710	33,310	3,458	7,710	36,768	44,478	(10,504)	2003	Jun-11	40 years
Dolphin Village	St. Pete Beach, FL	—	9,882	15,752	964	9,882	16,716	26,598	(3,824)	1990	Oct-13	40 years
Bay Pointe Plaza	St. Petersburg, FL	—	4,025	11,745	8,015	4,025	19,760	23,785	(2,890)	2016	Oct-13	40 years
Rutland Plaza	St. Petersburg, FL	—	3,880	8,143	982	3,880	9,125	13,005	(3,150)	2002	Jun-11	40 years
Skyway Plaza	St. Petersburg, FL	—	2,200	7,178	(3,556)	977	4,845	5,822	(3,142)	2002	Jun-11	40 years
Tyrone Gardens	St. Petersburg, FL	—	5,690	9,802	2,086	5,690	11,888	17,578	(4,008)	1998	Jun-11	40 years
Downtown Publix	Stuart, FL	—	1,770	12,630	1,220	1,770	13,850	15,620	(3,968)	2000	Jun-11	40 years
Sunrise Town Center	Sunrise, FL	—	7,856	9,317	1,659	7,856	10,976	18,832	(3,777)	1989	Oct-13	40 years
Carrollwood Center	Tampa, FL	—	3,749	14,663	1,198	3,749	15,861	19,610	(4,137)	2002	Oct-13	40 years
Ross Plaza	Tampa, FL	—	2,808	11,769	835	2,808	12,604	15,412	(2,931)	1996	Oct-13	40 years
Tarpon Mall	Tarpon Springs, FL	—	7,800	13,755	4,049	7,800	17,804	25,604	(5,948)	2003	Jun-11	40 years
Venice Plaza	Venice, FL	—	3,245	14,428	493	3,245	14,921	18,166	(2,619)	1999	Oct-13	40 years
Venice Shopping Center	Venice, FL	—	2,555	6,749	469	2,555	7,218	9,773	(1,851)	2000	Oct-13	40 years
Venice Village	Venice, FL	—	7,157	26,631	161	7,157	26,792	33,949	(1,929)	1989	Nov-17	40 years
Albany Plaza	Albany, GA	—	1,840	3,072	817	1,840	3,889	5,729	(1,143)	1995	Jun-11	40 years
Mansell Crossing	Alpharetta, GA	—	19,840	33,052	5,791	19,840	38,843	58,683	(11,140)	1993	Jun-11	40 years
Perlis Plaza	Americus, GA	—	1,170	4,738	768	1,170	5,506	6,676	(2,242)	1972	Jun-11	40 years
Northeast Plaza	Atlanta, GA	—	6,907	37,386	1,714	6,907	39,100	46,007	(10,720)	1952	Jun-11	40 years
Augusta West Plaza	Augusta, GA	—	1,070	5,871	1,971	1,070	7,842	8,912	(2,017)	2006	Jun-11	40 years
Sweetwater Village	Austell, GA	—	1,080	3,033	799	1,080	3,832	4,912	(1,550)	1985	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Vineyards at Chateau Elan	Braselton, GA	—	2,202	14,401	592	2,202	14,993	17,195	(3,122)	2002	Oct-13	40 years
Cedar Plaza	Cedartown, GA	—	1,550	4,342	703	1,550	5,045	6,595	(1,746)	1994	Jun-11	40 years
Conyers Plaza	Conyers, GA	—	3,870	11,649	1,907	3,870	13,556	17,426	(4,782)	2001	Jun-11	40 years
Cordele Square	Cordele, GA	—	2,050	5,540	563	2,050	6,103	8,153	(2,629)	2002	Jun-11	40 years
Covington Gallery	Covington, GA	—	3,280	8,416	(5,965)	906	4,825	5,731	(3,157)	1991	Jun-11	40 years
Salem Road Station	Covington, GA	—	670	11,395	621	670	12,016	12,686	(2,756)	2000	Oct-13	40 years
Keith Bridge Commons	Cumming, GA	—	1,501	14,841	529	1,601	15,270	16,871	(3,791)	2002	Oct-13	40 years
Northside	Dalton, GA	—	1,320	3,950	886	1,320	4,836	6,156	(1,978)	2001	Jun-11	40 years
Cosby Station	Douglasville, GA	—	2,650	6,553	534	2,650	7,087	9,737	(2,161)	1994	Jun-11	40 years
Park Plaza	Douglasville, GA	—	1,470	2,489	1,289	1,470	3,778	5,248	(845)	1986	Jun-11	40 years
Westgate	Dublin, GA	—	1,450	3,742	446	1,450	4,188	5,638	(1,361)	2004	Jun-11	40 years
Venture Pointe	Duluth, GA	—	2,460	7,933	5,556	2,460	13,489	15,949	(5,137)	1995	Jun-11	40 years
Banks Station	Fayetteville, GA	—	3,490	12,240	1,629	3,490	13,869	17,359	(5,409)	2006	Jun-11	40 years
Barrett Place	Kennesaw, GA	—	6,990	13,953	1,390	6,990	15,343	22,333	(5,884)	1992	Jun-11	40 years
Shops of Huntcrest	Lawrenceville, GA	—	2,093	17,790	663	2,093	18,453	20,546	(3,700)	2003	Oct-13	40 years
Mableton Walk	Mableton, GA	—	1,645	9,384	1,046	1,645	10,430	12,075	(2,960)	1994	Jun-11	40 years
The Village at Mableton	Mableton, GA	—	2,040	5,149	2,464	2,040	7,613	9,653	(2,232)	1959	Jun-11	40 years
Marshalls at Eastlake	Marietta, GA	—	2,650	2,667	1,013	2,650	3,680	6,330	(1,186)	1982	Jun-11	40 years
New Chastain Corners	Marietta, GA	—	3,090	8,071	1,469	3,090	9,540	12,630	(3,048)	2004	Jun-11	40 years
Pavilions at Eastlake	Marietta, GA	—	4,770	11,179	2,789	4,770	13,968	18,738	(4,526)	1996	Jun-11	40 years
Creekwood Village	Rex, GA	—	1,400	4,752	383	1,400	5,135	6,535	(1,895)	1990	Jun-11	40 years
Holcomb Bridge Crossing	Roswell, GA	—	1,170	5,418	3,904	1,170	9,322	10,492	(3,340)	1988	Jun-11	40 years
Victory Square	Savannah, GA	—	6,080	14,618	479	6,080	15,097	21,177	(4,026)	2007	Jun-11	40 years
Stockbridge Village	Stockbridge, GA	—	6,210	16,405	3,633	6,210	20,038	26,248	(7,118)	2008	Jun-11	40 years
Stone Mountain Festival	Stone Mountain, GA	—	5,740	16,640	1,657	5,740	18,297	24,037	(7,732)	2006	Jun-11	40 years
Wilmington Island	Wilmington Island, GA	—	2,630	7,894	1,259	2,630	9,153	11,783	(2,262)	1985	Oct-13	40 years
Haymarket Mall	Des Moines, IA	—	2,320	9,604	683	2,320	10,287	12,607	(4,110)	1979	Jun-11	40 years
Haymarket Square	Des Moines, IA	—	3,360	9,192	4,497	3,360	13,689	17,049	(4,333)	1979	Jun-11	40 years
Annex of Arlington	Arlington Heights, IL	—	3,769	14,895	13,178	4,373	27,469	31,842	(6,669)	1999	Jun-11	40 years
Ridge Plaza	Arlington Heights, IL	—	3,720	9,807	5,220	3,720	15,027	18,747	(6,086)	2000	Jun-11	40 years
Bartonville Square	Bartonville, IL	—	480	3,575	149	480	3,724	4,204	(1,485)	2001	Jun-11	40 years
Southfield Plaza	Bridgeview, IL	—	5,880	18,251	1,868	5,880	20,119	25,999	(7,846)	2006	Jun-11	40 years
Commons of Chicago Ridge	Chicago Ridge, IL	—	4,310	38,878	5,850	4,310	44,728	49,038	(14,259)	1998	Jun-11	40 years
Rivercrest Shopping Center	Crestwood, IL	—	7,010	39,822	17,254	11,010	53,076	64,086	(16,113)	1992	Jun-11	40 years
The Commons of Crystal Lake	Crystal Lake, IL	—	3,660	31,770	4,086	3,660	35,856	39,516	(10,172)	1987	Jun-11	40 years
Elk Grove Town Center	Elk Grove Village, IL	—	3,010	13,171	1,014	3,010	14,185	17,195	(2,972)	1998	Jun-11	40 years
Freeport Plaza	Freeport, IL	—	660	5,614	80	660	5,694	6,354	(3,053)	2000	Jun-11	40 years
Westview Center	Hanover Park, IL	—	6,130	27,290	639	4,958	29,101	34,059	(9,393)	1989	Jun-11	40 years
The Quentin Collection	Kildeer, IL	—	5,780	25,711	1,961	6,002	27,450	33,452	(7,391)	2006	Jun-11	40 years
Butterfield Square	Libertyville, IL	—	3,430	13,276	2,834	3,430	16,110	19,540	(4,761)	1997	Jun-11	40 years
High Point Centre	Lombard, IL	—	7,510	18,417	5,942	7,510	24,359	31,869	(4,787)	2018	Jun-11	40 years
Long Meadow Commons	Mundelein, IL	—	4,700	11,381	2,374	4,700	13,755	18,455	(5,375)	1997	Jun-11	40 years
Westridge Court	Naperville, IL	—	10,560	66,222	14,102	10,560	80,324	90,884	(20,078)	1992	Jun-11	40 years
Rollins Crossing	Round Lake Beach, IL	—	3,040	23,144	1,538	3,040	24,682	27,722	(8,470)	1998	Jun-11	40 years
Twin Oaks Shopping Center	Silvis, IL	—	1,300	6,896	148	1,300	7,044	8,344	(2,413)	1991	Jun-11	40 years
Tinley Park Plaza	Tinley Park, IL	—	12,250	20,624	4,748	12,250	25,372	37,622	(6,288)	1973	Jun-11	40 years
Meridian Village	Carmel, IN	—	2,089	7,194	2,262	2,089	9,456	11,545	(3,079)	1990	Jun-11	40 years
Columbus Center	Columbus, IN	—	1,480	13,803	4,281	1,480	18,084	19,564	(4,692)	1964	Jun-11	40 years
Apple Glen Crossing	Fort Wayne, IN	—	2,550	19,742	760	2,550	20,502	23,052	(6,128)	2002	Jun-11	40 years
Market Centre	Goshen, IN	—	1,765	14,231	4,672	1,765	18,903	20,668	(5,739)	1994	Jun-11	40 years
Marwood Plaza	Indianapolis, IN	—	1,720	5,457	831	1,720	6,288	8,008	(1,848)	1992	Jun-11	40 years
Westlane Shopping Center	Indianapolis, IN	—	870	2,603	1,090	870	3,693	4,563	(1,381)	1968	Jun-11	40 years
Valley View Plaza	Marion, IN	—	440	3,020	200	440	3,220	3,660	(945)	1997	Jun-11	40 years
Lincoln Plaza	New Haven, IN	—	780	6,247	1,537	780	7,784	8,564	(2,154)	1968	Jun-11	40 years
Speedway Super Center	Speedway, IN	—	8,410	48,742	15,124	8,410	63,866	72,276	(15,150)	2018	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Sagamore Park Centre	West Lafayette, IN	—	2,390	10,865	2,133	2,390	12,998	15,388	(4,339)	2018	Jun-11	40 years
Westchester Square	Lenexa, KS	—	3,250	13,884	2,954	3,250	16,838	20,088	(4,831)	1987	Jun-11	40 years
West Loop Shopping Center	Manhattan, KS	—	2,800	10,248	6,599	2,800	16,847	19,647	(5,011)	2013	Jun-11	40 years
North Dixie Plaza	Elizabethtown, KY	—	2,370	4,522	921	2,370	5,443	7,813	(1,241)	1992	Jun-11	40 years
Florence Plaza - Florence Square	Florence, KY	—	9,380	45,888	20,091	11,014	64,345	75,359	(16,993)	2014	Jun-11	40 years
Jeffersontown Commons	Jeffersontown, KY	—	3,920	14,437	964	3,920	15,401	19,321	(6,058)	1959	Jun-11	40 years
London Marketplace	London, KY	—	1,400	8,268	414	1,400	8,682	10,082	(2,353)	1994	Jun-11	40 years
Eastgate Shopping Center	Louisville, KY	—	4,300	13,482	2,636	4,300	16,118	20,418	(6,133)	2002	Jun-11	40 years
Plainview Village	Louisville, KY	—	2,600	9,631	1,659	2,600	11,290	13,890	(3,378)	1997	Jun-11	40 years
Stony Brook I & II	Louisville, KY	—	3,650	17,540	1,812	3,650	19,352	23,002	(5,957)	1988	Jun-11	40 years
Towne Square North	Owensboro, KY	—	2,230	8,946	444	2,230	9,390	11,620	(3,817)	1988	Jun-11	40 years
Karam Shopping Center	Lafayette, LA	—	410	2,955	446	410	3,401	3,811	(1,532)	1970	Jun-11	40 years
The Pines Shopping Center	Pineville, LA	—	3,080	7,035	157	3,080	7,192	10,272	(1,783)	1991	Jun-11	40 years
Points West Plaza	Brockton, MA	—	2,200	10,492	1,595	2,200	12,087	14,287	(4,467)	1960	Jun-11	40 years
Burlington Square I, II & III	Burlington, MA	—	4,690	12,697	2,255	4,690	14,952	19,642	(4,225)	1992	Jun-11	40 years
Holyoke Shopping Center	Holyoke, MA	—	3,110	11,903	1,241	3,110	13,144	16,254	(4,656)	2000	Jun-11	40 years
WaterTower Plaza	Leominster, MA	—	10,400	39,499	3,457	10,400	42,956	53,356	(13,708)	2000	Jun-11	40 years
Lunenberg Crossing	Lunenburg, MA	—	930	1,668	1,083	930	2,751	3,681	(574)	1994	Jun-11	40 years
Lynn Marketplace	Lynn, MA	—	3,100	5,615	2,255	3,100	7,870	10,970	(2,203)	1968	Jun-11	40 years
Webster Square Shopping Center	Marshfield, MA	—	5,532	27,107	488	5,532	27,595	33,127	(4,420)	2005	Jun-15	40 years
Berkshire Crossing	Pittsfield, MA	—	5,210	38,733	2,905	5,210	41,638	46,848	(13,984)	1994	Jun-11	40 years
Westgate Plaza	Westfield, MA	—	2,250	9,669	989	2,250	10,658	12,908	(3,767)	1996	Jun-11	40 years
Perkins Farm Marketplace	Worcester, MA	—	2,150	16,403	3,034	2,150	19,437	21,587	(6,357)	1967	Jun-11	40 years
South Plaza Shopping Center	California, MD	—	2,174	23,209	168	2,174	23,377	25,551	(4,602)	2005	Oct-13	40 years
Campus Village Shoppes	College Park, MD	—	1,660	4,955	684	1,660	5,639	7,299	(1,414)	1986	Jun-11	40 years
Fox Run	Prince Frederick, MD	—	3,560	31,065	3,198	3,560	34,263	37,823	(10,928)	1997	Jun-11	40 years
Pine Tree Shopping Center	Portland, ME	—	2,860	18,988	1,858	2,860	20,846	23,706	(8,569)	1958	Jun-11	40 years
Arborland Center	Ann Arbor, MI	—	20,175	89,903	499	20,175	90,402	110,577	(10,479)	2000	Mar-17	40 years
Maple Village	Ann Arbor, MI	—	3,200	15,884	30,032	3,200	45,916	49,116	(5,939)	2018	Jun-11	40 years
Grand Crossing	Brighton, MI	—	1,780	7,487	2,129	1,780	9,616	11,396	(3,356)	2005	Jun-11	40 years
Farmington Crossroads	Farmington, MI	—	1,620	4,340	1,962	1,620	6,302	7,922	(2,188)	1986	Jun-11	40 years
Silver Pointe Shopping Center	Fenton, MI	—	3,840	12,226	1,596	3,840	13,822	17,662	(5,133)	1996	Jun-11	40 years
Cascade East	Grand Rapids, MI	—	1,280	4,802	1,414	1,280	6,216	7,496	(2,469)	1983	Jun-11	40 years
Delta Center	Lansing, MI	—	1,580	9,187	1,907	1,580	11,094	12,674	(4,876)	1985	Jun-11	40 years
Lakes Crossing	Muskegon, MI	—	1,440	13,457	2,915	1,440	16,372	17,812	(5,086)	2008	Jun-11	40 years
Redford Plaza	Redford, MI	—	7,510	17,450	5,188	7,510	22,638	30,148	(7,297)	1992	Jun-11	40 years
Hampton Village Centre	Rochester Hills, MI	—	5,370	47,094	13,434	5,370	60,528	65,898	(18,464)	2004	Jun-11	40 years
Fashion Corners	Saginaw, MI	—	1,940	17,703	663	1,940	18,366	20,306	(6,190)	2004	Jun-11	40 years
Green Acres	Saginaw, MI	—	2,170	7,978	4,784	2,170	12,762	14,932	(4,579)	2018	Jun-11	40 years
Southfield Plaza	Southfield, MI	—	1,320	3,379	2,394	1,320	5,773	7,093	(2,040)	1970	Jun-11	40 years
18 Ryan	Sterling Heights, MI	—	3,160	8,794	943	3,160	9,737	12,897	(2,452)	1997	Jun-11	40 years
Delco Plaza	Sterling Heights, MI	—	2,860	4,852	1,285	2,860	6,137	8,997	(2,312)	1996	Jun-11	40 years
West Ridge	Westland, MI	—	1,800	5,223	5,555	1,800	10,778	12,578	(2,952)	1989	Jun-11	40 years
Washtenaw Fountain Plaza	Ypsilanti, MI	—	2,030	6,890	1,068	2,030	7,958	9,988	(3,225)	2005	Jun-11	40 years
Southport Centre I - VI	Apple Valley, MN	—	4,602	18,358	615	4,602	18,973	23,575	(4,891)	1985	Jun-11	40 years
Burning Tree Plaza	Duluth, MN	—	4,790	15,761	639	4,790	16,400	21,190	(5,159)	1987	Jun-11	40 years
Elk Park Center	Elk River, MN	—	3,770	18,255	1,143	3,770	19,398	23,168	(6,617)	1999	Jun-11	40 years
Westwind Plaza	Minnetonka, MN	—	2,630	11,382	1,158	2,630	12,540	15,170	(3,302)	2007	Jun-11	40 years
Richfield Hub	Richfield, MN	—	7,748	18,517	1,702	7,748	20,219	27,967	(5,098)	1952	Jun-11	40 years
Roseville Center	Roseville , MN	—	1,620	8,364	594	1,620	8,958	10,578	(2,459)	2000	Jun-11	40 years
Marketplace @ 42	Savage, MN	—	5,150	11,489	4,946	5,150	16,435	21,585	(3,693)	1999	Jun-11	40 years
Sun Ray Shopping Center	St. Paul, MN	—	5,250	20,520	2,781	5,250	23,301	28,551	(7,672)	1958	Jun-11	40 years
White Bear Hills Shopping Center	White Bear Lake, MN	—	1,790	6,062	869	1,790	6,931	8,721	(2,696)	1996	Jun-11	40 years
Ellisville Square	Ellisville, MO	—	2,130	2,902	9,622	2,130	12,524	14,654	(2,864)	1989	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Hub Shopping Center	Independence, MO	—	850	7,600	356	850	7,956	8,806	(3,524)	1995	Jun-11	40 years
Watts Mill Plaza	Kansas City, MO	—	2,610	12,926	1,518	2,610	14,444	17,054	(3,805)	1997	Jun-11	40 years
Liberty Corners	Liberty, MO	—	2,530	8,519	2,894	2,530	11,413	13,943	(4,054)	1987	Jun-11	40 years
Maplewood Square	Maplewood, MO	—	1,450	2,998	568	1,450	3,566	5,016	(639)	1998	Jun-11	40 years
Devonshire Place	Cary, NC	—	940	3,267	5,723	940	8,990	9,930	(2,385)	1996	Jun-11	40 years
McMullen Creek Market	Charlotte, NC	—	10,590	22,849	4,966	10,589	27,816	38,405	(7,611)	1988	Jun-11	40 years
The Commons at Chancellor Park	Charlotte, NC	—	5,240	19,528	2,475	5,240	22,003	27,243	(6,925)	1994	Jun-11	40 years
Macon Plaza	Franklin, NC	—	770	3,783	537	770	4,320	5,090	(1,936)	2001	Jun-11	40 years
Garner Towne Square	Garner, NC	—	6,233	22,832	1,789	6,233	24,621	30,854	(6,095)	1997	Oct-13	40 years
Franklin Square	Gastonia, NC	—	7,060	27,829	3,843	7,060	31,672	38,732	(8,834)	1989	Jun-11	40 years
Wendover Place	Greensboro, NC	—	15,990	39,263	3,175	15,990	42,438	58,428	(12,816)	2000	Jun-11	40 years
University Commons	Greenville, NC	—	5,350	25,634	4,201	5,350	29,835	35,185	(8,869)	1996	Jun-11	40 years
Valley Crossing	Hickory, NC	—	2,130	5,884	8,842	2,130	14,726	16,856	(4,617)	2014	Jun-11	40 years
Kinston Pointe	Kinston, NC	—	2,180	8,479	410	2,180	8,889	11,069	(4,078)	2001	Jun-11	40 years
Magnolia Plaza	Morganton, NC	—	730	3,059	903	730	3,962	4,692	(720)	1990	Jun-11	40 years
Roxboro Square	Roxboro, NC	—	1,550	8,935	445	1,550	9,380	10,930	(3,778)	2005	Jun-11	40 years
Innes Street Market	Salisbury, NC	—	12,180	27,275	861	12,179	28,137	40,316	(11,790)	2002	Jun-11	40 years
Crossroads	Statesville, NC	—	6,220	15,098	1,419	6,220	16,517	22,737	(4,974)	1997	Jun-11	40 years
Anson Station	Wadesboro, NC	—	910	3,855	293	910	4,148	5,058	(1,978)	1988	Jun-11	40 years
New Centre Market	Wilmington, NC	—	5,730	14,673	2,410	5,730	17,083	22,813	(4,117)	1998	Jun-11	40 years
University Commons	Wilmington, NC	—	6,910	26,376	2,251	6,910	28,627	35,537	(8,893)	2007	Jun-11	40 years
Whitaker Square	Winston Salem, NC	—	2,923	11,665	887	2,923	12,552	15,475	(2,727)	1996	Oct-13	40 years
Parkway Plaza	Winston-Salem, NC	—	6,910	16,774	2,155	6,910	18,929	25,839	(6,261)	2005	Jun-11	40 years
Stratford Commons	Winston-Salem, NC	—	2,770	9,402	268	2,770	9,670	12,440	(3,097)	1995	Jun-11	40 years
Bedford Grove	Bedford, NH	—	3,400	17,627	5,783	3,400	23,410	26,810	(7,173)	1989	Jun-11	40 years
Capitol Shopping Center	Concord, NH	—	2,160	11,361	1,373	2,160	12,734	14,894	(5,017)	2001	Jun-11	40 years
Willow Springs Plaza	Nashua , NH	—	3,490	19,256	1,267	3,490	20,523	24,013	(5,928)	1990	Jun-11	40 years
Seacoast Shopping Center	Seabrook , NH	—	2,230	7,956	1,373	2,230	9,329	11,559	(1,769)	1991	Jun-11	40 years
Tri-City Plaza	Somersworth, NH	—	1,900	9,682	5,058	1,900	14,740	16,640	(4,787)	1990	Jun-11	40 years
Laurel Square	Brick, NJ	—	5,400	17,716	1,605	5,400	19,321	24,721	(4,158)	2003	Jun-11	40 years
the Shoppes at Cinnaminson	Cinnaminson, NJ	—	6,030	45,126	4,472	6,030	49,598	55,628	(13,686)	2010	Jun-11	40 years
Acme Clark	Clark, NJ	—	2,630	8,351	28	2,630	8,379	11,009	(2,761)	2007	Jun-11	40 years
Collegetown Shopping Center	Glassboro, NJ	—	1,560	15,512	8,197	1,560	23,709	25,269	(8,124)	1966	Jun-11	40 years
Hamilton Plaza	Hamilton, NJ	—	1,580	8,573	4,235	1,580	12,808	14,388	(3,226)	1972	Jun-11	40 years
Bennetts Mills Plaza	Jackson, NJ	—	3,130	16,805	728	3,130	17,533	20,663	(4,788)	2002	Jun-11	40 years
Marlton Crossing	Marlton, NJ	—	5,950	44,756	16,815	5,950	61,571	67,521	(17,247)	2018	Jun-11	40 years
Middletown Plaza	Middletown, NJ	—	5,060	40,870	3,541	5,060	44,411	49,471	(11,637)	2001	Jun-11	40 years
Larchmont Centre	Mount Laurel, NJ	(7,000)	4,421	14,672	138	4,421	14,810	19,231	(2,335)	1985	Jun-15	40 years
Old Bridge Gateway	Old Bridge, NJ	—	7,200	36,766	4,116	7,200	40,882	48,082	(11,874)	1995	Jun-11	40 years
Morris Hills Shopping Center	Parsippany, NJ	—	3,970	28,888	5,725	3,970	34,613	38,583	(8,541)	1994	Jun-11	40 years
Rio Grande Plaza	Rio Grande, NJ	—	1,660	11,839	2,169	1,660	14,008	15,668	(3,816)	1997	Jun-11	40 years
Ocean Heights Plaza	Somers Point, NJ	—	6,110	34,462	1,963	6,110	36,425	42,535	(8,796)	2006	Jun-11	40 years
Springfield Place	Springfield, NJ	—	1,150	4,310	2,787	1,773	6,474	8,247	(1,481)	1965	Jun-11	40 years
Tinton Falls Plaza	Tinton Falls, NJ	—	3,080	11,550	916	3,080	12,466	15,546	(3,742)	2006	Jun-11	40 years
Cross Keys Commons	Turnersville, NJ	—	5,840	31,955	5,337	5,840	37,292	43,132	(9,886)	1989	Jun-11	40 years
Parkway Plaza	Carle Place, NY	—	5,790	19,208	2,696	5,790	21,904	27,694	(5,087)	1993	Jun-11	40 years
Erie Canal Centre	Dewitt, NY	—	1,080	3,957	15,590	1,080	19,547	20,627	(2,890)	2018	Jun-11	40 years
Unity Plaza	East Fishkill, NY	—	2,100	13,935	134	2,100	14,069	16,169	(3,555)	2005	Jun-11	40 years
Suffolk Plaza	East Setauket, NY	—	2,780	9,937	1,174	2,780	11,111	13,891	(2,318)	1998	Jun-11	40 years
Three Village Shopping Center	East Setauket, NY	—	5,310	15,677	432	5,310	16,109	21,419	(4,187)	1991	Jun-11	40 years
Stewart Plaza	Garden City, NY	—	6,040	20,959	1,598	6,040	22,557	28,597	(7,054)	1990	Jun-11	40 years
Dalewood I, II & III Shopping Center	Hartsdale, NY	—	6,900	56,795	5,807	6,900	62,602	69,502	(13,025)	1972	Jun-11	40 years
Cayuga Mall	Ithaca, NY	—	1,180	9,104	3,649	1,180	12,753	13,933	(4,215)	1969	Jun-11	40 years
Kings Park Plaza	Kings Park, NY	—	4,790	11,100	2,141	4,790	13,241	18,031	(3,482)	1985	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Village Square Shopping Center	Larchmont, NY	—	1,320	4,808	963	1,320	5,771	7,091	(1,184)	1981	Jun-11	40 years
Falcaro's Plaza	Lawrence, NY	—	3,410	8,804	1,925	3,410	10,729	14,139	(2,246)	1972	Jun-11	40 years
Mamaroneck Centre	Mamaroneck, NY	—	1,460	765	7,654	2,198	7,681	9,879	(335)	2018	Jun-11	40 years
Sunshine Square	Medford, NY	—	7,350	23,359	1,906	7,350	25,265	32,615	(7,059)	2007	Jun-11	40 years
Wallkill Plaza	Middletown, NY	—	1,360	7,813	3,063	1,360	10,876	12,236	(4,599)	1986	Jun-11	40 years
Monroe Plaza	Monroe, NY	—	1,840	16,111	628	1,840	16,739	18,579	(5,857)	1985	Jun-11	40 years
Rockland Plaza	Nanuet, NY	—	10,700	59,080	9,270	11,097	67,953	79,050	(15,480)	2006	Jun-11	40 years
North Ridge Shopping Center	New Rochelle, NY	—	4,910	9,215	1,634	4,910	10,849	15,759	(2,377)	1971	Jun-11	40 years
Nesconset Shopping Center	Port Jefferson Station, NY	—	5,510	20,046	3,339	5,510	23,385	28,895	(6,432)	1961	Jun-11	40 years
Roanoke Plaza	Riverhead, NY	—	5,050	15,110	1,529	5,050	16,639	21,689	(4,826)	2002	Jun-11	40 years
The Shops at Riverhead	Riverhead, NY	—	3,479	—	32,521	3,899	32,101	36,000	(1,072)	2018	Jun-11	40 years
Rockville Centre	Rockville Centre, NY	—	3,590	6,935	140	3,590	7,075	10,665	(1,944)	1975	Jun-11	40 years
Mohawk Acres Plaza	Rome, NY	—	1,720	13,408	1,091	1,720	14,499	16,219	(4,812)	2005	Jun-11	40 years
College Plaza	Selden, NY	—	6,330	11,494	16,633	6,865	27,592	34,457	(7,739)	2013	Jun-11	40 years
Campus Plaza	Vestal, NY	—	1,170	16,075	710	1,170	16,785	17,955	(5,950)	2003	Jun-11	40 years
Parkway Plaza	Vestal, NY	—	2,149	18,651	1,702	2,149	20,353	22,502	(8,182)	1995	Jun-11	40 years
Shoppes at Vestal	Vestal, NY	—	1,340	14,730	72	1,340	14,802	16,142	(3,297)	2000	Jun-11	40 years
Town Square Mall	Vestal, NY	—	2,520	40,672	5,224	2,520	45,896	48,416	(13,296)	1991	Jun-11	40 years
The Plaza at Salmon Run	Watertown, NY	—	1,420	12,243	(3,102)	1,420	9,141	10,561	(3,311)	1993	Jun-11	40 years
Highridge Plaza	Yonkers, NY	—	6,020	16,267	2,819	6,020	19,086	25,106	(4,243)	1977	Jun-11	40 years
Brunswick Town Center	Brunswick, OH	—	2,930	18,492	985	2,930	19,477	22,407	(4,822)	2004	Jun-11	40 years
30th Street Plaza	Canton, OH	—	1,950	14,383	731	1,950	15,114	17,064	(5,435)	1999	Jun-11	40 years
Brentwood Plaza	Cincinnati, OH	—	5,090	19,586	2,472	5,090	22,058	27,148	(6,574)	2004	Jun-11	40 years
Delhi Shopping Center	Cincinnati, OH	—	3,690	7,897	2,214	3,690	10,111	13,801	(3,367)	1973	Jun-11	40 years
Harpers Station	Cincinnati, OH	—	3,110	24,895	7,460	3,987	31,478	35,465	(8,778)	1994	Jun-11	40 years
Western Hills Plaza	Cincinnati, OH	—	8,690	25,589	1,220	8,690	26,809	35,499	(7,873)	1954	Jun-11	40 years
Western Village	Cincinnati, OH	—	3,370	12,423	827	3,420	13,200	16,620	(4,125)	2005	Jun-11	40 years
Crown Point	Columbus, OH	—	2,120	14,464	1,741	2,120	16,205	18,325	(5,358)	1980	Jun-11	40 years
Greentree Shopping Center	Columbus, OH	—	1,920	12,024	487	1,920	12,511	14,431	(4,593)	2005	Jun-11	40 years
Brandt Pike Place	Dayton, OH	—	616	1,694	16	616	1,710	2,326	(665)	2008	Jun-11	40 years
South Towne Centre	Dayton, OH	—	4,990	42,414	7,248	4,990	49,662	54,652	(15,503)	1972	Jun-11	40 years
Southland Shopping Center	Middleburg Heights, OH	—	5,940	54,143	8,270	5,940	62,413	68,353	(20,533)	1951	Jun-11	40 years
The Shoppes at North Olmsted	North Olmsted, OH	—	510	3,987	16	510	4,003	4,513	(1,372)	2002	Jun-11	40 years
Surrey Square	Norwood, OH	—	3,900	17,766	1,951	3,900	19,717	23,617	(6,672)	2010	Jun-11	40 years
Brice Park	Reynoldsburg, OH	—	2,820	11,998	1,779	2,820	13,777	16,597	(4,056)	1989	Jun-11	40 years
Streetsboro Crossing	Streetsboro, OH	—	640	5,491	757	640	6,248	6,888	(2,242)	2002	Jun-11	40 years
Miracle Mile Shopping Plaza	Toledo, OH	—	1,510	15,374	3,358	1,510	18,732	20,242	(6,623)	1955	Jun-11	40 years
Marketplace	Tulsa, OK	—	5,040	12,401	2,988	5,040	15,389	20,429	(5,762)	1992	Jun-11	40 years
Village West	Allentown, PA	—	4,180	23,061	1,497	4,180	24,558	28,738	(7,230)	1999	Jun-11	40 years
Park Hills Plaza	Altoona, PA	—	4,390	21,869	2,378	4,390	24,247	28,637	(7,666)	1985	Jun-11	40 years
Bensalem Square	Bensalem, PA	—	1,800	5,826	180	1,800	6,006	7,806	(2,031)	1986	Jun-11	40 years
Bethel Park Shopping Center	Bethel Park, PA	—	3,060	18,299	2,132	3,060	20,431	23,491	(7,657)	1965	Jun-11	40 years
Lehigh Shopping Center	Bethlehem, PA	—	6,980	30,262	5,467	6,980	35,729	42,709	(10,472)	1955	Jun-11	40 years
Bristol Park	Bristol, PA	—	3,180	20,882	1,910	3,180	22,792	25,972	(7,913)	1993	Jun-11	40 years
Chalfont Village Shopping Center	Chalfont, PA	—	1,040	3,639	(81)	1,040	3,558	4,598	(960)	1989	Jun-11	40 years
New Britain Village Square	Chalfont, PA	—	4,250	23,644	2,516	4,250	26,160	30,410	(6,226)	1989	Jun-11	40 years
Collegeville Shopping Center	Collegeville, PA	—	3,410	6,558	4,587	3,410	11,145	14,555	(2,726)	2018	Jun-11	40 years
Whitemarsh Shopping Center	Conshohocken, PA	—	3,410	11,607	677	3,410	12,284	15,694	(3,508)	2002	Jun-11	40 years
Valley Fair	Devon, PA	—	1,810	8,128	1,536	1,810	9,664	11,474	(4,545)	2001	Jun-11	40 years
Dickson City Crossings	Dickson City, PA	—	3,780	29,517	5,731	4,800	34,228	39,028	(9,799)	1997	Jun-11	40 years
Barn Plaza	Doylestown, PA	—	8,780	28,452	2,214	8,780	30,666	39,446	(10,598)	2002	Jun-11	40 years
Pilgrim Gardens	Drexel Hill, PA	—	2,090	4,796	4,729	2,090	9,525	11,615	(2,936)	1955	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
New Garden Center	Kennett Square, PA	—	2,240	6,752	1,771	2,240	8,523	10,763	(2,916)	1979	Jun-11	40 years
Stone Mill Plaza	Lancaster, PA	—	2,490	12,445	544	2,490	12,989	15,479	(4,663)	2008	Jun-11	40 years
North Penn Market Place	Lansdale, PA	—	3,060	5,008	1,257	3,060	6,265	9,325	(1,708)	1977	Jun-11	40 years
Village at Newtown	Newtown, PA	—	7,690	36,433	16,582	7,690	53,015	60,705	(9,749)	1989	Jun-11	40 years
Ivyridge	Philadelphia, PA	—	7,100	18,292	1,979	7,100	20,271	27,371	(4,575)	1963	Jun-11	40 years
Roosevelt Mall	Philadelphia, PA	—	10,970	87,418	6,432	10,969	93,851	104,820	(26,370)	1964	Jun-11	40 years
Shoppes at Valley Forge	Phoenixville, PA	—	2,010	12,590	721	2,010	13,311	15,321	(5,307)	2003	Jun-11	40 years
County Line Plaza	Souderton, PA	—	910	7,608	2,180	910	9,788	10,698	(4,149)	1971	Jun-11	40 years
69th Street Plaza	Upper Darby, PA	—	640	4,362	81	640	4,443	5,083	(1,555)	1994	Jun-11	40 years
Warminster Town Center	Warminster, PA	—	4,310	35,284	1,614	4,310	36,898	41,208	(10,402)	1997	Jun-11	40 years
Shops at Prospect	West Hempfield, PA	—	760	6,261	566	760	6,827	7,587	(2,043)	1994	Jun-11	40 years
Whitehall Square	Whitehall, PA	—	4,350	31,016	2,726	4,350	33,742	38,092	(9,651)	2006	Jun-11	40 years
Wilkes-Barre Township Marketplace	Wilkes-Barre , PA	—	2,180	16,636	2,552	2,180	19,188	21,368	(6,982)	2004	Jun-11	40 years
Belfair Towne Village	Bluffton, SC	—	4,265	31,043	1,707	4,265	32,750	37,015	(6,595)	2006	Jun-11	40 years
Milestone Plaza	Greenville, SC	—	2,563	15,295	2,325	2,563	17,620	20,183	(3,222)	1995	Oct-13	40 years
Circle Center	Hilton Head, SC	—	3,010	5,707	610	3,010	6,317	9,327	(2,330)	2000	Jun-11	40 years
Island Plaza	James Island, SC	—	2,940	8,526	2,357	2,940	10,883	13,823	(4,382)	1994	Jun-11	40 years
Festival Centre	North Charleston, SC	—	3,630	8,449	6,662	3,630	15,111	18,741	(5,266)	1987	Jun-11	40 years
Fairview Corners I & II	Simpsonville, SC	—	2,370	16,632	2,085	2,370	18,717	21,087	(5,495)	2003	Jun-11	40 years
Hillcrest Market Place	Spartanburg, SC	—	4,190	33,979	5,404	4,190	39,383	43,573	(12,898)	1965	Jun-11	40 years
East Ridge Crossing	Chattanooga , TN	—	1,230	4,007	183	1,230	4,190	5,420	(1,763)	1999	Jun-11	40 years
Watson Glen Shopping Center	Franklin, TN	—	5,220	13,379	2,625	5,220	16,004	21,224	(5,813)	1988	Jun-11	40 years
Williamson Square	Franklin, TN	—	7,730	20,153	7,297	7,730	27,450	35,180	(10,261)	1988	Jun-11	40 years
Greeneville Commons	Greeneville, TN	—	2,880	11,179	1,217	2,880	12,396	15,276	(3,991)	2002	Jun-11	40 years
Kingston Overlook	Knoxville, TN	—	2,060	5,022	1,764	2,060	6,786	8,846	(2,068)	1996	Jun-11	40 years
The Commons at Wolfcreek	Memphis, TN	—	22,530	50,197	24,172	23,239	73,660	96,899	(18,714)	2014	Jun-11	40 years
Georgetown Square	Murfreesboro, TN	—	3,250	7,384	2,255	3,716	9,173	12,889	(2,889)	2003	Jun-11	40 years
Nashboro Village	Nashville, TN	—	2,243	11,516	218	2,243	11,734	13,977	(2,960)	1998	Oct-13	40 years
Commerce Central	Tullahoma, TN	—	1,240	12,128	383	1,240	12,511	13,751	(5,248)	1995	Jun-11	40 years
Merchant's Central	Winchester, TN	—	1,480	11,904	442	1,480	12,346	13,826	(4,486)	1997	Jun-11	40 years
Palm Plaza	Aransas, TX	—	680	2,218	552	680	2,770	3,450	(1,002)	2002	Jun-11	40 years
Parmer Crossing	Austin, TX	—	3,730	9,958	2,263	3,730	12,221	15,951	(3,553)	1989	Jun-11	40 years
Baytown Shopping Center	Baytown, TX	—	3,410	6,465	816	3,410	7,281	10,691	(2,961)	1987	Jun-11	40 years
El Camino	Bellaire, TX	—	1,320	3,632	327	1,320	3,959	5,279	(1,655)	2008	Jun-11	40 years
Bryan Square	Bryan, TX	—	820	2,289	110	820	2,399	3,219	(1,002)	2008	Jun-11	40 years
Townshire	Bryan, TX	—	1,790	6,342	669	1,790	7,011	8,801	(3,034)	2002	Jun-11	40 years
Central Station	College Station, TX	—	4,340	19,707	2,502	4,340	22,209	26,549	(5,986)	1976	Jun-11	40 years
Rock Prairie Crossing	College Station, TX	—	2,401	13,371	121	2,401	13,492	15,893	(5,325)	2002	Jun-11	40 years
Carmel Village	Corpus Christi, TX	—	1,900	4,198	1,205	1,900	5,403	7,303	(1,507)	1993	Jun-11	40 years
Claremont Village	Dallas, TX	—	1,700	2,953	210	1,700	3,163	4,863	(1,923)	1976	Jun-11	40 years
Kessler Plaza	Dallas, TX	—	1,390	2,900	305	1,390	3,205	4,595	(1,067)	1975	Jun-11	40 years
Stevens Park Village	Dallas, TX	—	1,270	2,350	1,389	1,270	3,739	5,009	(1,582)	1974	Jun-11	40 years
Webb Royal Plaza	Dallas, TX	—	2,470	4,666	1,856	2,470	6,522	8,992	(2,371)	1961	Jun-11	40 years
Wynnewood Village	Dallas, TX	—	16,982	42,498	7,859	17,199	50,140	67,339	(14,031)	2018	Jun-11	40 years
Parktown	Deer Park, TX	—	2,790	6,904	861	2,790	7,765	10,555	(3,763)	1999	Jun-11	40 years
Kenworthy Crossing	El Paso, TX	—	2,370	5,396	426	2,370	5,822	8,192	(2,006)	2003	Jun-11	40 years
Preston Ridge	Frisco, TX	—	25,820	122,368	15,373	25,819	137,742	163,561	(37,039)	2018	Jun-11	40 years
Ridglea Plaza	Ft. Worth, TX	—	2,770	15,829	410	2,770	16,239	19,009	(5,759)	1990	Jun-11	40 years
Trinity Commons	Ft. Worth, TX	—	5,780	25,335	2,202	5,780	27,537	33,317	(10,094)	1998	Jun-11	40 years
Village Plaza	Garland, TX	—	3,230	6,524	1,184	3,230	7,708	10,938	(2,533)	2002	Jun-11	40 years
North Hills Village	Haltom City, TX	—	940	2,351	134	940	2,485	3,425	(1,023)	1998	Jun-11	40 years
Highland Village Town Center	Highland Village, TX	—	3,370	5,269	1,468	3,370	6,737	10,107	(1,433)	1996	Jun-11	40 years
Bay Forest	Houston, TX	—	1,500	6,532	98	1,500	6,630	8,130	(2,373)	2004	Jun-11	40 years
Beltway South	Houston, TX	—	3,340	9,666	477	3,340	10,143	13,483	(3,627)	1998	Jun-11	40 years
Braes Heights	Houston, TX	—	1,700	14,220	5,208	1,700	19,428	21,128	(3,662)	2018	Jun-11	40 years
Braes Oaks Center	Houston, TX	—	1,310	3,743	604	1,310	4,347	5,657	(1,165)	1992	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life on Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Braesgate	Houston, TX	—	1,570	2,723	427	1,570	3,150	4,720	(1,567)	1997	Jun-11	40 years
Broadway	Houston, TX	—	1,720	5,160	1,222	1,720	6,382	8,102	(1,950)	2006	Jun-11	40 years
Clear Lake Camino South	Houston, TX	—	3,320	11,894	1,520	3,320	13,414	16,734	(3,947)	1964	Jun-11	40 years
Hearthstone Corners	Houston, TX	—	5,240	11,224	1,237	5,240	12,461	17,701	(3,805)	1998	Jun-11	40 years
Jester Village	Houston, TX	—	1,380	4,398	624	1,380	5,022	6,402	(1,247)	1988	Jun-11	40 years
Jones Plaza	Houston, TX	—	2,110	9,540	2,097	2,110	11,637	13,747	(2,313)	2000	Jun-11	40 years
Jones Square	Houston, TX	—	3,210	10,614	247	3,210	10,861	14,071	(3,787)	1999	Jun-11	40 years
Maplewood	Houston, TX	—	1,790	5,227	479	1,790	5,706	7,496	(2,031)	2004	Jun-11	40 years
Merchants Park	Houston, TX	—	6,580	31,334	2,914	6,580	34,248	40,828	(11,012)	2009	Jun-11	40 years
Northgate	Houston, TX	—	740	1,116	268	740	1,384	2,124	(477)	1972	Jun-11	40 years
Northshore	Houston, TX	—	5,970	21,980	3,899	5,970	25,879	31,849	(7,736)	2001	Jun-11	40 years
Northtown Plaza	Houston, TX	—	4,990	16,424	2,843	4,990	19,267	24,257	(4,525)	1960	Jun-11	40 years
Orange Grove	Houston, TX	—	3,670	15,431	1,683	3,670	17,114	20,784	(6,625)	2005	Jun-11	40 years
Pinemont Shopping Center	Houston, TX	—	1,673	4,563	3	1,673	4,566	6,239	(2,303)	1999	Jun-11	40 years
Royal Oaks Village	Houston, TX	—	4,620	29,334	945	4,620	30,279	34,899	(8,313)	2001	Jun-11	40 years
Tanglewilde Center	Houston, TX	—	1,620	7,052	616	1,620	7,668	9,288	(2,594)	1998	Jun-11	40 years
Westheimer Commons	Houston, TX	—	5,160	11,485	4,741	5,160	16,226	21,386	(5,784)	1984	Jun-11	40 years
Fry Road Crossing	Katy, TX	—	6,030	19,659	1,299	6,030	20,958	26,988	(7,611)	2005	Jun-11	40 years
Washington Square	Kaufman, TX	—	880	1,930	791	880	2,721	3,601	(974)	1978	Jun-11	40 years
Jefferson Park	Mount Pleasant, TX	—	870	4,869	1,621	870	6,490	7,360	(2,365)	2001	Jun-11	40 years
Winwood Town Center	Odessa, TX	—	2,850	27,507	4,260	2,850	31,767	34,617	(10,596)	2002	Jun-11	40 years
Crossroads Centre - Pasadena	Pasadena, TX	—	4,660	10,870	6,160	4,660	17,030	21,690	(4,340)	1997	Jun-11	40 years
Spencer Square	Pasadena, TX	—	5,360	18,725	1,223	5,360	19,948	25,308	(6,676)	1998	Jun-11	40 years
Pearland Plaza	Pearland, TX	—	3,020	8,431	1,358	3,020	9,789	12,809	(3,340)	1995	Jun-11	40 years
Market Plaza	Plano, TX	—	6,380	19,542	1,474	6,380	21,016	27,396	(6,740)	2002	Jun-11	40 years
Preston Park Village	Plano, TX	—	8,506	79,134	3,208	8,506	82,342	90,848	(15,752)	1985	Oct-13	40 years
Keegan's Meadow	Stafford, TX	—	3,300	9,671	1,319	3,300	10,990	14,290	(3,474)	1999	Jun-11	40 years
Texas City Bay	Texas City, TX	—	3,780	15,087	2,012	3,780	17,099	20,879	(4,472)	2005	Jun-11	40 years
Windvale Center	The Woodlands, TX	—	3,460	9,282	582	3,460	9,864	13,324	(3,101)	2002	Jun-11	40 years
The Centre at Navarro	Victoria, TX	—	1,490	6,389	514	1,490	6,903	8,393	(1,302)	2005	Jun-11	40 years
Spradlin Farm	Christiansburg, VA	—	3,860	22,355	2,176	3,860	24,531	28,391	(7,403)	2000	Jun-11	40 years
Culpeper Town Square	Culpeper, VA	—	3,200	9,061	1,260	3,200	10,321	13,521	(4,545)	1999	Jun-11	40 years
Hanover Square	Mechanicsville, VA	—	3,540	14,621	5,289	3,540	19,910	23,450	(4,296)	1991	Jun-11	40 years
Tuckernuck Square	Richmond, VA	—	2,400	9,294	1,498	2,400	10,792	13,192	(2,799)	1981	Jun-11	40 years
Cave Spring Corners	Roanoke, VA	—	3,060	11,178	716	3,060	11,894	14,954	(4,727)	2005	Jun-11	40 years
Hunting Hills	Roanoke, VA	—	1,150	7,311	2,465	1,150	9,776	10,926	(3,086)	1989	Jun-11	40 years
Lake Drive Plaza	Vinton, VA	—	2,330	12,336	1,301	2,330	13,637	15,967	(5,349)	2008	Jun-11	40 years
Hilltop Plaza	Virginia Beach, VA	—	5,154	20,496	4,959	5,154	25,455	30,609	(6,688)	2010	Jun-11	40 years
Ridgeview Centre	Wise, VA	—	2,080	8,044	4,711	2,080	12,755	14,835	(3,310)	1990	Jun-11	40 years
Rutland Plaza	Rutland, VT	—	2,130	20,894	502	2,130	21,396	23,526	(6,630)	1997	Jun-11	40 years
Spring Mall	Greenfield, WI	—	2,540	15,864	683	2,540	16,547	19,087	(4,304)	2003	Jun-11	40 years
Mequon Pavilions	Mequon, WI	—	7,520	28,127	5,826	7,520	33,953	41,473	(9,568)	1967	Jun-11	40 years
Moorland Square Shopping Ctr	New Berlin, WI	—	2,080	9,034	1,226	2,080	10,260	12,340	(3,517)	1990	Jun-11	40 years
Paradise Pavilion	West Bend, WI	—	1,510	15,442	1,078	1,510	16,520	18,030	(6,425)	2000	Jun-11	40 years
Moundsville Plaza	Moundsville, WV	—	1,054	10,103	1,299	1,054	11,402	12,456	(4,569)	2004	Jun-11	40 years
Grand Central Plaza	Parkersburg, WV	—	670	5,649	293	670	5,942	6,612	(1,775)	1986	Jun-11	40 years
Remaining portfolio	Various	—	1,906	—	1,493	1,906	1,493	3,399	(315)
		$(7,000)	$1,788,041	$7,040,161	$1,270,575	$1,804,504	$8,294,273	$10,098,777	$(2,349,127)
(1) Year constructed is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.

The aggregate cost for Federal income tax purposes was approximately $11.1 billion at December 31, 2018.

	Year Ending December 31,
	2018	2017	2016
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of period	$10,921,491	$11,009,058	$10,932,850
Acquisitions and improvements	301,218	408,570	236,590
Real estate held for sale	(4,148)	(34,169)	—
Impairment of real estate	(45,828)	(27,300)	(3,176)
Cost of property sold	(975,936)	(358,972)	(88,585)
Write-off of assets no longer in service	(98,020)	(75,696)	(68,621)
Balance at end of period	$10,098,777	$10,921,491	$11,009,058

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of period	$2,361,070	$2,167,054	$1,880,685
Depreciation expense	320,490	342,035	361,723
Property sold	(252,319)	(87,169)	(19,733)
Write-off of assets no longer in service	(80,114)	(60,850)	(55,621)
Balance at end of period	$2,349,127	$2,361,070	$2,167,054