Form 10-Q
period 2019-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2019-04-29
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
As of April 1, 2019, Brixmor Property Group Inc. had 297,987,158 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of March 31, 2019, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.
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

i

ii

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2018, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional and local economic climates or demographics; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in operating costs, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and (10) new developments in the litigation and governmental investigations discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2019	December 31, 2018
Assets
Real estate
Land	$1,794,709	$1,804,504
Buildings and improvements	8,279,076	8,294,273
	10,073,785	10,098,777
Accumulated depreciation and amortization	(2,386,092)	(2,349,127)
Real estate, net	7,687,693	7,749,650

Cash and cash equivalents	349	41,745
Restricted cash	3,057	9,020
Marketable securities	29,634	30,243
Receivables, net	236,391	228,297
Deferred charges and prepaid expenses, net	143,535	145,662
Real estate assets held for sale	9,093	2,901
Other assets	74,178	34,903
Total assets	$8,183,930	$8,242,421

Liabilities
Debt obligations, net	$4,873,065	$4,885,863
Accounts payable, accrued expenses and other liabilities	518,094	520,459
Total liabilities	5,391,159	5,406,322

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,289,535 and 305,130,472 shares issued and 297,987,158 and 298,488,516 shares outstanding	2,980	2,985
Additional paid-in capital	3,222,844	3,233,329
Accumulated other comprehensive income	6,048	15,973
Distributions in excess of net income	(439,101)	(416,188)
Total equity	2,792,771	2,836,099
Total liabilities and equity	$8,183,930	$8,242,421
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2019	2018
Revenues
Rental income	$289,955	$316,797
Other revenues	1,184	378
Total revenues	291,139	317,175

Operating expenses
Operating costs	31,258	35,490
Real estate taxes	43,326	45,725
Depreciation and amortization	85,395	90,383
Provision for doubtful accounts	—	2,415
Impairment of real estate assets	3,112	15,902
General and administrative	25,443	22,426
Total operating expenses	188,534	212,341

Other income (expense)
Dividends and interest	147	96
Interest expense	(46,666)	(55,171)
Gain on sale of real estate assets	7,602	11,448
Gain (loss) on extinguishment of debt, net	30	(132)
Other	(818)	(53)
Total other expense	(39,705)	(43,812)

Net income	$62,900	$61,022
Per common share:
Net income:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20
Weighted average shares:
Basic	298,599	304,158
Diluted	299,029	304,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2019	2018
Net income	$62,900	$61,022
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(10,057)	4,773
Change in unrealized gain (loss) on marketable securities	132	(86)
Total other comprehensive income (loss)	(9,925)	4,687
Comprehensive income	$52,975	$65,709
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2018	304,620	$3,046	$3,330,466	$24,211	$(449,375)	$2,908,348
Common stock dividends ($0.275 per common share)	—	—	—	—	(83,479)	(83,479)
Equity based compensation expense	—	—	2,484	—	—	2,484
Other comprehensive income	—	—	—	4,687	—	4,687
Issuance of common stock and OP Units	128	1	—	—	—	1
Repurchases of common stock	(1,922)	(19)	(29,746)	—	—	(29,765)
Share-based awards retained for taxes	—	—	(1,722)	—	—	(1,722)
Net income	—	—	—	—	61,022	61,022
Ending balance, March 31, 2018	302,826	$3,028	$3,301,482	$28,898	$(471,832)	$2,861,576

Beginning balance, January 1, 2019	298,489	$2,985	$3,233,329	$15,973	$(416,188)	$2,836,099
ASC 842 cumulative adjustment	—	—	—	—	(1,974)	(1,974)
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,839)	(83,839)
Equity based compensation expense	—	—	2,641	—	—	2,641
Other comprehensive loss	—	—	—	(9,925)	—	(9,925)
Issuance of common stock and OP Units	158	2	—	—	—	2
Repurchases of common stock	(660)	(7)	(11,579)	—	—	(11,586)
Share-based awards retained for taxes	—	—	(1,547)	—	—	(1,547)
Net income	—	—	—	—	62,900	62,900
Ending balance, March 31, 2019	297,987	$2,980	$3,222,844	$6,048	$(439,101)	$2,792,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$62,900	$61,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,395	90,383
Debt premium and discount amortization	468	(952)
Deferred financing cost amortization	1,787	1,682
Accretion of above- and below-market leases, net	(4,898)	(6,824)
Provisions for impairment	3,112	15,902
Gain on disposition of operating properties	(7,602)	(11,448)
Equity based compensation	2,641	2,484
Other	827	824
(Gain) loss on extinguishment of debt, net	(30)	132
Changes in operating assets and liabilities:
Receivables	(816)	12,171
Deferred charges and prepaid expenses	(6,829)	(5,309)
Other assets	82	40
Accounts payable, accrued expenses and other liabilities	(40,199)	(35,657)
Net cash provided by operating activities	96,838	124,450

Investing activities:
Improvements to and investments in real estate assets	(77,725)	(76,803)
Proceeds from sales of real estate assets	45,160	104,198
Purchase of marketable securities	(5,246)	(3,655)
Proceeds from sale of marketable securities	5,977	4,496
Net cash provided by (used in) investing activities	(31,834)	28,236

Financing activities:
Repayment of secured debt obligations	—	(4,858)
Repayment of borrowings under unsecured revolving credit facility	(65,000)	—
Proceeds from borrowings under unsecured revolving credit facility	50,000	—
Repayment of borrowings under unsecured term loans	—	(50,000)
Deferred financing and debt extinguishment costs	(133)	(184)
Distributions to common stockholders	(84,097)	(84,165)
Repurchases of common shares	(11,586)	(29,765)
Repurchases of common shares in conjunction with equity award plans	(1,547)	(1,722)
Net cash used in financing activities	(112,363)	(170,694)

Net change in cash, cash equivalents and restricted cash	(47,359)	(18,008)
Cash, cash equivalents and restricted cash at beginning of period	50,765	110,777
Cash, cash equivalents and restricted cash at end of period	$3,406	$92,769

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$349	$27,332
Restricted cash	3,057	65,437
Cash, cash equivalents and restricted cash at end of period	$3,406	$92,769

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $626 and $654	$51,168	$63,646
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2019	December 31, 2018
Assets
Real estate
Land	$1,794,709	$1,804,504
Buildings and improvements	8,279,076	8,294,273
	10,073,785	10,098,777
Accumulated depreciation and amortization	(2,386,092)	(2,349,127)
Real estate, net	7,687,693	7,749,650

Cash and cash equivalents	99	41,619
Restricted cash	3,057	9,020
Marketable securities	29,413	30,023
Receivables, net	236,391	228,297
Deferred charges and prepaid expenses, net	143,535	145,662
Real estate assets held for sale	9,093	2,901
Other assets	74,178	34,903
Total assets	$8,183,459	$8,242,075

Liabilities
Debt obligations, net	$4,873,065	$4,885,863
Accounts payable, accrued expenses and other liabilities	518,094	520,459
Total liabilities	5,391,159	5,406,322

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 305,289,535 and 305,130,472 units issued and 297,987,158 and 298,488,516 units outstanding	2,786,242	2,819,770
Accumulated other comprehensive income	6,058	15,983
Total capital	2,792,300	2,835,753
Total liabilities and capital	$8,183,459	$8,242,075
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2019	2018
Revenues
Rental income	$289,955	$316,797
Other revenues	1,184	378
Total revenues	291,139	317,175

Operating expenses
Operating costs	31,258	35,490
Real estate taxes	43,326	45,725
Depreciation and amortization	85,395	90,383
Provision for doubtful accounts	—	2,415
Impairment of real estate assets	3,112	15,902
General and administrative	25,443	22,426
Total operating expenses	188,534	212,341

Other income (expense)
Dividends and interest	147	96
Interest expense	(46,666)	(55,171)
Gain on sale of real estate assets	7,602	11,448
Gain (loss) on extinguishment of debt, net	30	(132)
Other	(818)	(53)
Total other expense	(39,705)	(43,812)

Net income	$62,900	$61,022

Per common unit:
Net income:
Basic	$0.21	$0.20
Diluted	$0.21	$0.20
Weighted average units:
Basic	298,599	304,158
Diluted	299,029	304,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2019	2018
Net income	$62,900	$61,022
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(10,057)	4,773
Change in unrealized gain (loss) on marketable securities	132	(85)
Total other comprehensive income (loss)	(9,925)	4,688
Comprehensive income	$52,975	$65,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2018	$2,883,875	$24,224	$2,908,099
Distributions to partners	(83,479)	—	(83,479)
Equity based compensation expense	2,484	—	2,484
Other comprehensive income	—	4,688	4,688
Issuance of OP Units	1	—	1
Repurchases of OP Units	(29,765)	—	(29,765)
Share-based awards retained for taxes	(1,722)	—	(1,722)
Net income	61,022	—	61,022
Ending balance, March 31, 2018	$2,832,416	$28,912	$2,861,328

Beginning balance, January 1, 2019	$2,819,770	$15,983	$2,835,753
ASC 842 cumulative adjustment	(1,974)	—	(1,974)
Distributions to partners	(83,964)	—	(83,964)
Equity based compensation expense	2,641	—	2,641
Other comprehensive loss	—	(9,925)	(9,925)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(11,586)	—	(11,586)
Share-based awards retained for taxes	(1,547)	—	(1,547)
Net income	62,900	—	62,900
Ending balance, March 31, 2019	$2,786,242	$6,058	$2,792,300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$62,900	$61,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,395	90,383
Debt premium and discount amortization	468	(952)
Deferred financing cost amortization	1,787	1,682
Accretion of above- and below-market leases, net	(4,898)	(6,824)
Provisions for impairment	3,112	15,902
Gain on disposition of operating properties	(7,602)	(11,448)
Equity based compensation	2,641	2,484
Other	827	824
(Gain) loss on extinguishment of debt, net	(30)	132
Changes in operating assets and liabilities:
Receivables	(816)	12,171
Deferred charges and prepaid expenses	(6,829)	(5,309)
Other assets	82	40
Accounts payable, accrued expenses and other liabilities	(40,199)	(35,657)
Net cash provided by operating activities	96,838	124,450

Investing activities:
Improvements to and investments in real estate assets	(77,725)	(76,803)
Proceeds from sales of real estate assets	45,160	104,198
Purchase of marketable securities	(5,245)	(3,654)
Proceeds from sale of marketable securities	5,977	4,496
Net cash provided by (used in) investing activities	(31,833)	28,237

Financing activities:
Repayment of secured debt obligations	—	(4,858)
Repayment of borrowings under unsecured revolving credit facility	(65,000)	—
Proceeds from borrowings under unsecured revolving credit facility	50,000	—
Repayment of borrowings under unsecured term loans	—	(50,000)
Deferred financing and debt extinguishment costs	(133)	(184)
Partner distributions	(97,355)	(115,652)
Net cash used in financing activities	(112,488)	(170,694)

Net change in cash, cash equivalents and restricted cash	(47,483)	(18,007)
Cash, cash equivalents and restricted cash at beginning of period	50,639	110,747
Cash, cash equivalents and restricted cash at end of period	$3,156	$92,740

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$99	$27,303
Restricted cash	3,057	65,437
Cash, cash equivalents and restricted cash at end of period	$3,156	$92,740

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $626 and $654	$51,168	$63,646
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2019, the Company’s portfolio was comprised of 422 shopping centers (the “Portfolio”) totaling approximately 73 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2018 and accompanying notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2019.

Certain prior period balances in the accompanying unaudited Condensed Consolidated Statements of Operations have been reclassified to conform to the current period presentation for the adoption of Accounting Standards Codification Topic 842 “Leases” (“ASC 842”) (described below), which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC 840”).

Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Parent Company, the Operating Partnership, each of their wholly owned subsidiaries and all other entities in which they have a controlling financial interest. All intercompany transactions have been eliminated.

Deferred Leasing and Financing Costs
Costs incurred in executing tenant leases and long-term financings are capitalized and amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. Capitalized costs incurred in executing tenant leases include tenant improvements and leasing commissions. In connection with the adoption of ASC 842, the Company no longer capitalizes partial salaries and/or legal fees incurred in executing tenant leases. These amounts were capitalized under previous guidance. For long-term financings, capitalized costs incurred include bank and legal fees. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, in the Company’s unaudited Condensed

Consolidated Statements of Operations and within Operating activities on the Company’s unaudited Condensed Consolidated Statements of Cash Flows.

Revenue Recognition and Receivables
The Company enters into agreements with tenants which convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under ASC 842. Rental revenue is recognized on a straight-line basis over the terms of the related leases.  The cumulative difference between rental revenue recognized in the Company’s unaudited Condensed Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and presented on the accompanying unaudited Condensed Consolidated Balance Sheets within Receivables. The Company commences recognizing rental revenue based on the date its makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of operating costs, including common area expenses, utilities, insurance and real estate taxes by the lessee and are recognized in the period the applicable expenditures are incurred.

In connection with the adoption of ASC 842, the Company has evaluated the lease and non-lease components within its leases and has elected the practical expedient to present lease and non-lease components in its lease agreements as one component. As such, the Company accounts for rental revenue and common area expense reimbursements as one lease component under ASC 842. These amounts are included in Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations. Additionally, the Company allocates the reimbursement of utilities, insurance and real estate taxes to the lease and non-lease components of its leases. These amounts are included in Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee.  These percentage rents are recognized upon the achievement of certain pre-determined sales levels and are included in Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by the Company with the applicable property are met.

The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes individual tenant receivables and considers tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations. Prior period Provision for doubtful accounts is presented on the Company's unaudited Condensed Consolidated Statements of Operations in accordance with the Company's previous presentation and has not been reclassified to Rental income.

Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for neighborhood and community shopping centers that it operates and office leases for administrative space. In connection with the adoption of ASC 842, the Company evaluated these agreements and determined that they meet the criteria for recognition as leases under ASC 842. For these agreements the Company recognizes an operating lease right-of-use (“ROU”) asset and operating lease liability based on the present value of the minimum lease payments over the non-cancellable lease term. As the rates implicit in the leases are not readily determinable the Company uses its incremental secured borrowing rate based on the information available at commencement date to determine the present value of the lease payments. The lease terms utilized by the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company evaluates many factors, including current and future tenant cash flows, when determining if an option to extend or terminate should be included in the non-cancellable period. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has elected to apply the short-term lease exemption within ASC 842 and does not record an ROU asset or lease liability for leases with terms of less than 12 months.

Additionally, leases also typically provide for the reimbursement of operating costs, including common area expenses, utilities, insurance and real estate taxes by the Company. In connection with the adoption of ASC 842, the Company has evaluated the lease and non-lease components within its leases and has elected the practical expedient to present lease and non-lease components in its lease agreements as one component. As such, the Company accounts for lease payments and common area expense reimbursements as one lease component under ASC 842. These amounts are included in Operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations. Additionally, the Company allocates the reimbursement of utilities, insurance and real estate taxes to the lease and non-lease components of its leases. These amounts are included in Operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations.

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

The Parent Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”), and the Parent Company may in the future elect to treat newly formed and/or existing subsidiaries as TRSs. A TRS may participate in non-real estate related activities and/or perform non-customary services for tenants and is subject to certain limitations under the Code. A TRS is subject to U.S. federal and state income taxes. Income taxes related to the Parent Company’s TRSs do not materially impact the unaudited Condensed Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2019 and December 31, 2018. Open tax years generally range from 2015 through 2018, but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. The standard is effective on January 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-19 to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company. Information regarding the adoption of ASC 842 is described below.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU 2018-10, “Codification Improvements to Topic 842”; ASU 2018-11, “Targeted Improvements”; and ASU 2018-20, “Narrow-Scope Improvements for Lessors”. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize an ROU asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Leases with a term of 12 months or less qualify for the short-term lease recognition exemption and may be accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases.

Adoption
The standard became effective for the Company on January 1, 2019 and a modified retrospective transition approach was required. The Company determined that the adoption of ASC 842 had a material impact on the unaudited Condensed Consolidated Financial Statements of the Company. The Company elected the following optional practical expedients upon adoption:

•	The Company did not reassess whether a current arrangement contains a lease. (ASU 2016-02)

•	The Company did not reassess current lease classification. (ASU 2016-02)

•	The Company did not reassess initial direct costs recognized under previous guidance. (ASU 2016-02)

•	The Company did not reassess current land easements under ASC 842. (ASU 2018-01)

•
The Company applied ASC 842 as of the effective date. Therefore, the Company’s reporting for the comparative periods presented in the unaudited Condensed Consolidated Financial Statements of the Company will continue to be in accordance with ASC 840, however certain prior period balances in the accompanying unaudited Condensed Consolidated Statements of Operations have been reclassified to conform to the current period presentation. The Company recognized a $2.0 million cumulative adjustment to decrease retained earnings for indirect leasing costs capitalized for executed leases that had not commenced as of the adoption date of ASC 842. (ASU 2018-11)

•
The Company elected, by class of underlying asset, not to separate non-lease components from the associated lease components and instead account for them as a single component. This resulted in the consolidation of Rental income and Expense reimbursements on the Company’s unaudited Condensed Consolidated Statements of Operations. (ASU 2018-11)

Lessee
For leases where the Company is the lessee, primarily for the Company’s ground leases and administrative office leases, the Company is required to record a right of use asset and a lease liability on its unaudited Condensed Consolidated Balance Sheets on the effective date. The Company has elected to apply the short-term lease recognition exemption for all leases that qualify.

Lessor
For leases where the Company is the lessor, the Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. In addition, initial direct leasing costs continue to be capitalized, however, indirect leasing costs previously capitalized are being expensed under ASC 842. During the three months ended March 31, 2018, the Company capitalized $3.0 million of indirect leasing costs, including leasing payroll and legal costs.

In addition, ASC 842 requires that additional lease disclosures be presented in the unaudited Condensed Consolidated Financial Statements of the Company for both lessor and lessee lease agreements. See Notes 9 and 10 for additional information.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2019 and 2018, the Company did not acquire any real estate assets.

3. Dispositions and Assets Held for Sale
During the three months ended March 31, 2019, the Company disposed of three shopping centers for aggregate net proceeds of $44.9 million resulting in aggregate gain of $7.3 million. In addition, during the three months ended March 31, 2019, the Company received net proceeds of $0.3 million from previously disposed assets resulting in a gain of $0.3 million.

During the three months ended March 31, 2018, the Company disposed of six shopping centers and one outparcel for aggregate net proceeds of $104.2 million resulting in aggregate gain of $11.4 million and aggregate impairment of $0.2 million.

As of March 31, 2019, the Company had one property and one partial property held for sale. As of December 31, 2018, the Company had one property held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	March 31, 2019	December 31, 2018
Land	$1,412	$1,220
Buildings and improvements	10,935	2,927
Accumulated depreciation and amortization	(3,356)	(1,334)
Real estate, net	8,991	2,813
Other assets	102	88
Assets associated with real estate assets held for sale	$9,093	$2,901

Liabilities
Below-market leases	$444	$—
Liabilities associated with real estate assets held for sale(1)	$444	$—

(1)	These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

There were no discontinued operations for the three months ended March 31, 2019 and 2018 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2019	December 31, 2018
Land	$1,794,709	$1,804,504
Buildings and improvements:
Buildings and tenant improvements(1)	7,626,515	7,626,363
Lease intangibles(2)	652,561	667,910
	10,073,785	10,098,777
Accumulated depreciation and amortization(3)	(2,386,092)	(2,349,127)
Total	$7,687,693	$7,749,650

(1)	As of March 31, 2019 and December 31, 2018, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $38.9 million and $41.7 million, respectively.

(2)
As of March 31, 2019 and December 31, 2018, Lease intangibles consisted of $587.6 million and $601.0 million, respectively, of in-place leases and $65.0 million and $66.9 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(3)
As of March 31, 2019 and December 31, 2018, Accumulated depreciation and amortization included $553.7 million and $560.3 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of March 31, 2019 and December 31, 2018, the Company had intangible liabilities relating to below-market leases of $385.3 million and $392.9 million, respectively, and accumulated accretion of $265.3 million and $266.1 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended March 31, 2019 and 2018 was $4.9 million and $6.8 million, respectively. These amounts are included in Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2019 and 2018 was $6.5 million and $9.3 million, respectively. These amounts are included in Depreciation and amortization in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2019 (remaining nine months)	$(13,278)	$17,382
2020	(14,757)	17,615
2021	(11,982)	12,711
2022	(9,869)	9,353
2023	(8,473)	6,846

Hurricane Michael Impact
On October 7, 2018, Hurricane Michael struck Florida resulting in widespread damage and flooding. The Company has two properties, totaling 0.4 million square feet of GLA, which were impacted. The Company maintains comprehensive property insurance on these properties, including business interruption insurance.

As of March 31, 2019, the Company’s assessment of the damages sustained to its properties from Hurricane Michael resulted in $13.7 million of accelerated depreciation, representing the estimated net book value of damaged assets. The Company also recognized a corresponding receivable for estimated property insurance recoveries related to the write-down.  As such, there was no impact to net income during the three months ended March 31, 2019 and year ended December 31, 2018.  As of March 31, 2019, the Company has received property insurance proceeds of $3.0 million and has a remaining receivable balance of $10.7 million, which is included in Receivables on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

The Company recognized the following impairments during the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Property Name(1)	Location	GLA	Impairment Charge
Brice Park	Reynoldsburg, OH	158,565	$3,112
		158,565	$3,112

(1)	The Company recognized an impairment charge based upon a change in the estimated hold period of this property in connection with the Company’s capital recycling program.

The Company recognized the following impairments during the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Property Name(1)	Location	GLA	Impairment Charge
Southland Shopping Plaza(2)	Toledo, OH	285,278	$6,942
Roundtree Place(2)	Ypsilanti, MI	246,620	3,772
Skyway Plaza	St. Petersburg, FL	110,799	3,639
Pensacola Square(2)	Pensacola, FL	142,767	1,345
Crossroads Centre(2)	Fairview Heights, IL	242,752	204
		1,028,216	$15,902

(1)	The Company recognized impairment charges based upon a change in the estimated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2018.

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

6. Financial Instruments – Derivatives and Hedging
The Company’s use of derivative instruments is intended to manage its exposure to interest rate movements and such instruments are not utilized for speculative purposes. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap and interest rate cap agreements that result in the receipt and/or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the three months ended March 31, 2019, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2018, the Company entered into four forward starting interest rate swap agreements with an effective date of January 2, 2019, an aggregate notional value of $300.0 million, a weighted average fixed rate of 2.61% and an expiration date of July 26, 2024.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2019 and December 31, 2018 is as follows:

	Number of Instruments		Notional Amount
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest Rate Swaps	7	10	$800,000	$1,200,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of March 31, 2019 and December 31, 2018, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2019	December 31, 2018
Gross derivative assets	$12,788	$18,630
Gross derivative liabilities	(6,786)	(2,571)
Net derivative assets	$6,002	$16,059

The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in other comprehensive income (“OCI”) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2019	2018
Change in unrealized gain (loss) on interest rate swaps	$(6,944)	$7,234
Accretion of interest rate swaps to interest expense	(3,113)	(2,461)
Change in unrealized gain (loss) on interest rate swaps, net	$(10,057)	$4,773

The Company estimates that $5.8 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2019 and 2018.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2019 and December 31, 2018, the Company did not have any non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions whereby if the Company defaults on certain of its indebtedness and the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value including accrued interest.

7. Debt Obligations
As of March 31, 2019 and December 31, 2018, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2019	December 31, 2018	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loan
Secured loan(2)	$7,000	$7,000	4.40%	2024
Net unamortized premium	250	262
Net unamortized debt issuance costs	(43)	(45)
Total secured loan, net	$7,207	$7,217

Notes payable
Unsecured notes(3)	$3,468,453	$3,468,453	3.25% – 7.97%	2022 – 2029
Net unamortized discount	(11,082)	(11,562)
Net unamortized debt issuance costs	(19,902)	(20,877)
Total notes payable, net	$3,437,469	$3,436,014

Unsecured Credit Facility and term loans
Unsecured Credit Facility - $500 Million Term Loan(4)	$500,000	$500,000	3.74%	2021
Unsecured Credit Facility - Revolving Facility	291,000	306,000	3.59%	2023
Unsecured $350 Million Term Loan	350,000	350,000	3.74%	2023
Unsecured $300 Million Term Loan(5)	300,000	300,000	4.39%	2024
Net unamortized debt issuance costs	(12,611)	(13,368)
Total Unsecured Credit Facility and term loans	$1,428,389	$1,442,632

Total debt obligations, net	$4,873,065	$4,885,863

(1)	The stated interest rates are as of March 31, 2019 and do not include the impact of the Company’s interest rate swap agreements (described below).

(2)	The Company’s secured loan is collateralized by a property with a carrying value of approximately $16.3 million as of March 31, 2019.

(3)	The weighted average stated interest rate on the Company’s unsecured notes was 3.81% as of March 31, 2019.

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

(5)
Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300.0 million term loan agreement, as amended December 12, 2018 (the “$300 Million Term Loan”) to a fixed, combined interest rate of 2.61% (plus a spread of 190 basis points until July 28, 2019, which decreases to 125 basis points thereafter) through July 26, 2024.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2019.

Debt Maturities
As of March 31, 2019 and December 31, 2018, the Company had accrued interest of $27.2 million and $34.0 million outstanding, respectively. As of March 31, 2019, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2019 (remaining nine months)	$—
2020	—
2021	500,000
2022	750,000
2023	1,141,000
Thereafter	2,525,453
Total debt maturities	4,916,453
Net unamortized discount	(10,832)
Net unamortized debt issuance costs	(32,556)
Total debt obligations, net	$4,873,065
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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2019		December 31, 2018
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$7,207	$7,172	$7,217	$7,072
Notes payable	3,437,469	3,462,929	3,436,014	3,372,418
Unsecured Credit Facility and term loans	1,428,389	1,436,953	1,442,632	1,452,382
Total debt obligations, net	$4,873,065	$4,907,054	$4,885,863	$4,831,872

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$29,634	$1,535	$28,099	$—
Interest rate derivatives	$12,788	$—	$12,788	$—

Liabilities:
Interest rate derivatives	$(6,786)	$—	$(6,786)	$—

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$30,243	$1,756	$28,487	$—
Interest rate derivatives	$18,630	$—	$18,630	$—

Liabilities:
Interest rate derivatives	$(2,571)	$—	$(2,571)	$—

(1)
As of March 31, 2019 and December 31, 2018, marketable securities included less than $0.1 million of net unrealized gains and $0.1 million of net unrealized losses, respectively. As of March 31, 2019, the contractual maturities of the Company’s marketable securities are within the next five years.

Non-Recurring Fair Value
On a non-recurring basis, the Company evaluates the carrying value of its properties when events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value is determined by offers from third-party buyers, market comparable data, third party appraisals or by discounted cash flow analysis. The cash flows utilized in such analyses are comprised of unobservable inputs which include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the three months ended March 31, 2019 and during the year ended December 31, 2018, excluding the properties sold prior to March 31, 2019 and December 31, 2018, respectively:

	Fair Value Measurements as of March 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)	$9,700	$—	$—	$9,700	$3,112

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(2)(3)(4)	$31,725	$—	$—	$31,725	$16,303

(1)	The carrying value of the property remeasured to fair value based upon offers from third-party buyers during the three months ended March 31, 2019 is $9.7 million related to Brice Park.

(2)	Excludes properties disposed of prior to December 31, 2018.

(3)	The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2018 includes $26.1 million related to Westview Center.

(4)
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

9. Revenue Recognition
The Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers. Revenue is primarily generated through lease agreements and classified as Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. These agreements include retail shopping center unit leases; ground leases; ancillary leases or agreements, such as agreements with tenants for cellular towers, ATMs, and short-term or seasonal retail (e.g. Halloween or Christmas-related retail); and reciprocal easement agreements. The agreements range in term from less than one year to 25 or more years, with certain agreements containing extension options. These extension options range from as little as one month to five or more years. The Company’s retail shopping center leases generally require tenants to pay their portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

As of March 31, 2019, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments which may be received under certain leases for percentage rents or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or in the case of percentage rents when the sales data is made available.

Year ending December 31,	Operating Leases
2019 (remaining nine months)	$626,724
2020	751,081
2021	640,651
2022	529,569
2023	430,870
Thereafter	1,501,400

Minimum Annual Base Rents As Presented Under ASC 840
Future minimum annual base rents as of and in-place at December 31, 2018 to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. Future minimum annual base rents also do not include payments which may be received under certain leases for percentage rent or the reimbursement of operating costs, such as common area expenses, utilities, insurance and real estate taxes.

Year ending December 31,	Operating Leases
2019	$811,381
2020	709,230
2021	599,367
2022	490,087
2023	392,892
Thereafter	1,368,278

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for neighborhood and community shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing extension options for up to an additional 100 years. As of March 31, 2019 the Company is not including any options to extend or termination rights in its ROU asset. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancellable period of the lease. Certain agreements require the Company to pay its portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following table presents additional information pertaining to the Company’s operating leases:

Three Months Ended March 31, 2019
Supplemental Statements of Operations Information
Operating lease costs	$1,711
Short-term lease costs	10
Variable lease costs	142
Total lease costs	$1,863

Three Months Ended March 31, 2019
Supplemental Statements of Cash Flows Information
Operating cash outflows from operating leases	$1,797
ROU assets obtained in exchange for operating lease liabilities	$44,324

Operating Lease Liabilities	As of March 31, 2019
Future minimum operating lease payments:
2019 (remaining nine months)	$5,180
2020	6,924
2021	6,964
2022	7,022
2023	5,635
Thereafter	30,912
Total future minimum operating lease payments	62,637
Less: imputed interest	(14,441)
Operating lease liabilities	$48,196

Supplemental Balance Sheets Information	As of March 31, 2019
Operating lease liabilities(1)(2)(3)	$48,196
ROU assets(1)(2)(4)	$43,146

(1)	As of March 31, 2019, the weighted average remaining lease term was 11.3 years.

(2)	As of March 31, 2019, the weighted average discount rate was 4.30%.

(3)	These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

(4)	These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2019, there were no material leases that have been executed but not yet commenced.

Minimum Annual Rental Commitments As Presented Under ASC 840
Minimum annual rental commitments as of and in-place at December 31, 2018 for the Company's ground and office leases during the next five years and thereafter are as follows:

Year ending December 31,
2019	$6,929
2020	6,948
2021	7,157
2022	7,233
2023	5,827
Thereafter	43,876
Total minimum annual rental commitments	$77,970

11. Equity and Capital
Share Repurchase Program
In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended March 31, 2019, the Company repurchased 0.7 million shares of common stock under the Program at an average price per share of $17.53 for a total of $11.6 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the program for the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company repurchased 1.9 million shares of common stock under the Program at an average price per share of $15.47 for a total of $29.7 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the program for the three months ended March 31, 2018. As of March 31, 2019, the Program had $278.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the three months ended March 31, 2019 and 2018, the Company withheld 0.1 million shares.

Dividends and Distributions
During the three months ended March 31, 2019 and 2018, the Company declared common stock dividends and OP Unit distributions of $0.280 per share/unit and $0.275 per share/unit, respectively. As of March 31, 2019 and December 31, 2018, the Company had declared but unpaid common stock dividends and OP Unit distributions of $85.0 million and $85.3 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

12. Stock Based Compensation
During the year ended December 31, 2013, the Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and RSUs, OP Units, performance awards and other stock-based awards.

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based vesting conditions, which contain a threshold, target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-

based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.7 million and 0.8 million for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the three months ended March 31, 2019 and the year ended December 31, 2018, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 20.0% to 21.0% and 29.0% to 32.0%, respectively; (ii) a weighted average risk-free interest rate of 2.55% and 2.43% to 2.53%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.6% and 5.6%, respectively.

During the three months ended March 31, 2019 and 2018, the Company recognized $2.6 million and $2.5 million of equity compensation expense, respectively. These amounts are included in General and administrative expense in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2019, the Company had $25.3 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.5 years.

13.     Earnings per Share
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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Computation of Basic Earnings Per Share:
Net income	$62,900	$61,022
Non-forfeitable dividends on unvested restricted shares	(144)	(56)
Net income attributable to the Company’s common stockholders for basic earnings per share	$62,756	$60,966

Weighted average number shares outstanding – basic	298,599	304,158

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.21	$0.20

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$62,756	$60,966

Weighted average shares outstanding – basic	298,599	304,158
Effect of dilutive securities:
Equity awards	430	120
Weighted average shares outstanding – diluted	299,029	304,278

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.21	$0.20

14. Earnings per Unit
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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2019	2018
Computation of Basic Earnings Per Unit:
Net income	$62,900	$61,022
Non-forfeitable dividends on unvested restricted units	(144)	(56)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$62,756	$60,966

Weighted average number common units outstanding – basic	298,599	304,158

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.21	$0.20

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$62,756	$60,966

Weighted average common units outstanding – basic	298,599	304,158
Effect of dilutive securities:
Equity awards	430	120
Weighted average common units outstanding – diluted	299,029	304,278

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.21	$0.20

15. Commitments and Contingencies
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

The Company and the Staff of the SEC Enforcement Division have been discussing a possible negotiated resolution with respect to the SEC investigation. Agreement has been reached on the material terms of such a resolution, which is still subject to finalizing the necessary documents and obtaining approval by the SEC, which cannot be assured. The agreement provides for, among other things, (i) the Company consenting to a cease and desist order, without admitting or denying the findings therein, with respect to violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, certain related rules and Rule 100(b) of Regulation G and (ii) the payment of a civil penalty of $7.0 million. As of March 31, 2019, the $7.0 million contingent liability is included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets.

The Company believes that no additional government proceedings relating to these matters will be brought against the Company. The Company understands that the SEC and SDNY inquiries into these matters with respect to certain former employees are ongoing.

As previously disclosed, on December 13, 2017, the United States District Court for the Southern District of New York granted final approval of the settlement of the previously disclosed putative securities class action complaint filed in March 2016 by the Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds related to the review conducted by the Audit Committee of the Board of Directors. Pursuant to the approved settlement, without any admission of liability, the Company will pay $28.0 million to settle the claims. This amount is within the coverage amount of the Company’s applicable insurance policies and has been funded into escrow by the insurance carriers. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the class action litigation. During the year ended December 31, 2018, $8.5 million of the settlement amount was released from escrow per the court approved settlement agreement for the payment of plaintiff’s legal fees. The remaining settlement balance of $19.5 million remains in escrow pending final class distribution. As of March 31, 2019, the $19.5 million amount is included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets. Because the settlement amount is within the coverage amount of the Company’s applicable insurance policies, the Company accrued a receivable of $19.5 million as of March 31, 2019. This amount is included in Accounts receivable, net in the Company’s unaudited Condensed Consolidated Balance Sheets.

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

16. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets.

As of March 31, 2019 and December 31, 2018, there were no material receivables from or payables to related parties.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2019 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2019 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2019, our portfolio was comprised of 422 shopping centers (the “Portfolio”) totaling approximately 73 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of March 31, 2019, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2018, and intends to satisfy such requirements for subsequent taxable years.

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

•
Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia and San Diego, as well as our 10 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefitting from the regional and local expertise of our leasing and operations team.

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

The amount of revenue we receive is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases and/or lease available space. Factors that could affect our rental income include: (1) changes in national, regional and local economic climates or demographics; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in operating costs, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes.

Our operating costs represent property-related costs, such as repairs and maintenance, landscaping, snow removal, utilities, security, ground rent related to properties for which we are the lessee, property insurance, real estate taxes and various other costs. Increases in our operating costs, to the extent they are not offset by increases in revenue, may impact our overall performance. For a further discussion of these and other factors that could impact our future results, see Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Leasing Highlights
As of March 31, 2019, billed and leased occupancy were 87.5% and 91.1%, respectively, as compared to 89.8% and 92.1%, respectively, as of March 31, 2018.

The following table summarizes our executed leasing activity for the three months ended March 31, 2019 and 2018 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended March 31, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	395	3,184,376	$13.48	$4.79	$1.34	9.8%
New and renewal leases	325	1,722,634	16.33	8.85	2.47	12.3%
New leases	147	694,443	18.79	19.21	6.12	32.7%
Renewal leases	178	1,028,191	14.67	1.85	0.01	6.8%
Option leases	70	1,461,742	10.13	—	—	6.7%

For the Three Months Ended March 31, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	440	2,745,080	$14.43	$8.90	$1.63	14.5%
New and renewal leases	395	2,046,088	15.19	11.94	2.19	16.7%
New leases	151	1,042,526	14.47	21.11	4.29	36.7%
Renewal leases	244	1,003,562	15.94	2.40	—	8.4%
Option leases	45	698,992	12.19	—	—	8.5%

(1)	Based on comparable leases only.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

Acquisition Activity

•	During the three months ended March 31, 2019, we did not acquire any real estate assets.

•	During the three months ended March 31, 2018, we did not acquire any real estate assets.

Disposition Activity

•
During the three months ended March 31, 2019, we disposed of three shopping centers for aggregate net proceeds of $44.9 million resulting in aggregate gain of $7.3 million. In addition, during the three months ended March 31, 2019, the Company received aggregate net proceeds of $0.3 million from previously disposed assets resulting in a gain of $0.3 million.

•
During the three months ended March 31, 2018, we disposed of six shopping centers and one outparcel for aggregate net proceeds of $104.2 million resulting in aggregate gain of $11.4 million and aggregate impairment of $0.2 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Revenues (in thousands)

	Three Months Ended March 31,
	2019	2018	$ Change
Revenues
Rental income	$289,955	$316,797	$(26,842)
Other revenues	1,184	378	806
Total revenues	$291,139	$317,175	$(26,036)

Rental income
The decrease in rental income for the three months ended March 31, 2019 of $26.8 million, as compared to the corresponding period in 2018, was primarily due to a $28.5 million decrease due to net disposition activity, partially offset by a $1.7 million increase for the remaining portfolio. The increase for the remaining portfolio was due to (i) a $2.0 million increase in straight-line rent; (ii) a $0.7 million increase in base rent; and (iii) a $0.7 million increase in ancillary and other rental income; partially offset by (iv) a $1.2 million decrease in accretion of above- and below-market leases and tenant inducements, net; and (v) a $0.7 million decrease in lease termination fees. The $0.7 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 9.8% during the three months ended March 31, 2019 and 11.8% during the year ended December 31, 2018, partially offset by a decline in billed occupancy. Additionally, in connection with the adoption of ASC 842, revenue deemed uncollectible is now recognized as an adjustment to Rental income. Prior period Provision for doubtful accounts is presented in accordance with our previous presentation and has not been reclassified to Rental income. Accordingly, the adoption of of ASC 842 resulted in a $2.8 million increase in revenue deemed uncollectible within Rental income.

Other revenues
The increase in other revenues for the three months ended March 31, 2019 of $0.8 million, as compared to the corresponding period in 2018, was primarily due to an increase in tax incentive financing income.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2019	2018	$ Change
Operating expenses
Operating costs	$31,258	$35,490	$(4,232)
Real estate taxes	43,326	45,725	(2,399)
Depreciation and amortization	85,395	90,383	(4,988)
Provision for doubtful accounts	—	2,415	(2,415)
Impairment of real estate assets	3,112	15,902	(12,790)
General and administrative	25,443	22,426	3,017
Total operating expenses	$188,534	$212,341	$(23,807)

Operating costs
The decrease in operating costs for the three months ended March 31, 2019 of $4.2 million as compared to the corresponding period in 2018, was primarily due to a $3.3 million decrease in operating costs due to net disposition activity and a $0.9 million decrease for the remaining portfolio primarily due to lower repair and maintenance and utilities costs.

Real estate taxes
The decrease in real estate taxes for the three months ended March 31, 2019 of $2.4 million, as compared to the corresponding period in 2018, was primarily due to a $3.5 million decrease in real estate taxes due to net disposition activity, partially offset by a $1.1 million increase for the remaining portfolio primarily due to increases in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended March 31, 2019 of $5.0 million, as compared to the corresponding period in 2018, was primarily due to a $8.1 million decrease in depreciation and amortization due to net disposition activity, partially offset by a $3.1 million increase for the remaining portfolio primarily due to higher write-offs of tenant-specific assets.

Provision for doubtful accounts
In connection with the adoption of ASC 842, we recognize any revenue deemed uncollectable as an adjustment to Rental income. Prior periods continue to be presented in accordance with our previous presentation.

Impairment of real estate assets
During the three months ended March 31, 2019, aggregate impairment of $3.1 million was recognized on one operating property. During the three months ended March 31, 2018, aggregate impairment of $15.9 million was recognized on one shopping center as a result of disposition activity and four operating properties. Impairments recognized were due to a change in estimated hold periods in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended March 31, 2019 of $3.0 million, as compared to the corresponding period in 2018, was primarily due to a $2.8 million reduction in capitalized legal and payroll costs in connection with the adoption of Accounting Standards Codification 842.

During the three months ended March 31, 2019 and 2018, construction compensation costs of $3.3 million and $2.2 million, respectively, were capitalized to building and improvements and leasing payroll costs of $0.0 million and $2.1 million, respectively, and leasing commission costs of $1.2 million and $1.5 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2019	2018	$ Change
Other income (expense)
Dividends and interest	$147	$96	$51
Interest expense	(46,666)	(55,171)	8,505
Gain on sale of real estate assets	7,602	11,448	(3,846)
Gain (loss) on extinguishment of debt, net	30	(132)	162
Other	(818)	(53)	(765)
Total other expense	$(39,705)	$(43,812)	$4,107

Dividends and interest
Dividends and interest remained generally consistent for the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Interest expense
The decrease in interest expense for the three months ended March 31, 2019 of $8.5 million, as compared to the corresponding period in 2018, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended March 31, 2019, three shopping centers were disposed resulting in aggregate gain of $7.3 million. In addition, during the three months ended March 31, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets resulting in aggregate gain of $0.3 million. During the three months ended March 31, 2018, five shopping centers were disposed resulting in aggregate gain of $11.4 million.

Gain (loss) on extinguishment of debt, net
The decrease in loss on extinguishment of debt for the three months ended March 31, 2019, as compared to the corresponding period in 2018, was primarily due to our repayment of $50.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended December 12, 2018, (the “Unsecured Credit Facility”), resulting in a $0.1 million loss on extinguishment of debt for the three months ended March 31, 2018.

Other
The increase in other expense for the three months ended March 31, 2019 of $0.8 million, as compared to the corresponding period in 2018, was primarily due to a favorable appeal of previously reserved taxes during 2018.

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

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing Unsecured Credit Facility;

•	dispositions;

•	issuance of long-term debt; and

•	issuance of equity securities.

Uses

•	maintenance capital expenditures;

•	leasing-related capital expenditures;

•	debt repayments;

•	anchor space repositioning, redevelopment, development and other value-enhancing capital expenditures;

•	dividend/distribution payments

•	acquisitions; and

•	repurchases of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of March 31, 2019, our $1.25 billion revolving credit facility (the “Revolving Facility”) had $954.7 million of undrawn capacity and we had outstanding letters of credit totaling $4.3 million, which reduce available liquidity under the Revolving Facility. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of our common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended March 31, 2019, we repurchased 0.7 million shares of common stock under the Program at an average price per share of $17.53 for a total of $11.6 million, excluding commissions. We incurred commissions of less than $0.1 million in conjunction with the program for the three months ended March 31, 2019. As of March 31, 2019, the Program had $278.0 million of available repurchase capacity.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Directors may deem relevant.  We generally intend to maintain a conservative dividend payout ratio. Cash dividends paid to common stockholders and OP Unitholders for the three months ended March 31, 2019 and 2018 were $84.1 million and $84.2 million, respectively.  Our Board of Directors declared a quarterly cash dividend of $0.28 per common share in January 2019 for the first quarter of 2019. The dividend was paid on April 15, 2019 to shareholders of record on April 5, 2019. Our Board of Directors declared a quarterly cash dividend of $0.28 per common share in April 2019 for the second quarter of 2019. The dividend is payable on July 15, 2019 to shareholders of record on July 5, 2019.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31
	2019	2018
Cash flows provided by operating activities	$96,838	$124,450
Cash flows provided by (used in) investing activities	(31,834)	28,236
Cash flows used in financing activities	(112,363)	(170,694)

Brixmor Operating Partnership LP

	Three Months Ended March 31
	2019	2018
Cash flows provided by operating activities	$96,838	$124,450
Cash flows provided by (used in) investing activities	(31,833)	28,237
Cash flows used in financing activities	(112,488)	(170,694)

Cash, cash equivalents and restricted cash for BPG were $3.4 million and $92.8 million as of March 31, 2019 and 2018, respectively. Cash, cash equivalents and restricted cash for the Operating Partnership were $3.2 million and $92.7 million as of March 31, 2019 and 2018, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for operating costs, general and administrative expenses and interest expense.

During the three months ended March 31, 2019, our net cash provided by operating activities decreased $27.6 million as compared to the corresponding period in 2018. The decrease is primarily due to (i) a decrease in net operating income due to net disposition activity; (ii) a decrease from net working capital; (iii) an increase in cash outflows for general and administrative expense; and (iv) a decrease in lease termination fees; partially offset by (v) a decrease in cash outflows for interest expense; and (vi) an increase in same property net operating income.

Investing Activities
Net cash provided by (used in) investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with leasing and value-enhancing reinvestment efforts.

During the three months ended March 31, 2019, our net cash used in investing activities increased $60.1 million as compared to the corresponding period in 2018. The increase was primarily due to (i) a decrease of $59.0 million in net proceeds from sales of real estate assets and (ii) an increase of $0.9 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the three months ended March 31, 2019 and 2018, we expended $77.7 million and $76.8 million, respectively, on improvements to and investments in real estate assets. In addition, during the three months ended March 31, 2019 and 2018, insurance proceeds of $0.5 million and $0.2 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing anchor space repositioning, redevelopment, outparcel development, new development and other opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of March 31, 2019, we had 61 projects in process with an aggregate anticipated cost of $407.6 million, of which $151.4 million has been incurred as of March 31, 2019.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the three months ended March 31, 2019 and 2018, we did not acquire any real estate assets.

We may also dispose of properties when we believe value has been maximized, where there is further downside risk, or where we have limited ability or desire to build critical mass in the submarket. During the three months ended March 31, 2019, we disposed of three shopping centers for aggregate net proceeds of $44.9 million. In addition, during the three months ended March 31, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets. During the three months ended March 31, 2018, we disposed of six shopping centers and one outparcel for aggregate net proceeds of $104.2 million.

Financing Activities
Net cash used in financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the three months ended March 31, 2019, our net cash used in financing activities decreased $58.3 million as compared to the corresponding period in 2018. The decrease was primarily due to (i) a $39.9 million decrease in debt repayments, net of borrowings and (ii) a decrease of $18.4 million in repurchases of common stock.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable, unsecured credit facilities and a secured loan, with maturities ranging from two years to 11 years, in addition to non-cancelable operating leases pertaining to ground leases and administrative office leases.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding extension options) as of March 31, 2019:

Contractual Obligations (in thousands)	Payment due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Debt(1)	$—	$—	$500,000	$750,000	$1,141,000	$2,525,453	$4,916,453
Interest payments(2)	126,072	179,173	174,262	158,776	129,135	178,319	945,737
Operating leases	5,180	6,924	6,964	7,022	5,635	30,912	62,637
Total	$131,252	$186,097	$681,226	$915,798	$1,275,770	$2,734,684	$5,924,827

(1)	Debt includes scheduled maturities for unsecured notes payable, unsecured credit facilities and a secured loan.

(2)
As of March 31, 2019, we incur variable rate interest on (i) a $500.0 million term loan outstanding under our Unsecured Credit Facility; (ii) a $350.0 million term loan outstanding; (iii) a $300 million term loan outstanding; (iv) $291.0 million outstanding under our Revolving Facility; and (v) $250.0 million outstanding under our Floating Rate Senior Notes due 2022. We have in place seven interest rate swap agreements with an aggregate notional value of $800.0 million, which effectively convert variable interest payments to fixed interest payments. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the fiscal year ended December 31, 2018. Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of March 31, 2019.

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

Funds From Operations
NAREIT FFO (defined hereafter) is a supplemental non-GAAP performance measure utilized to evaluate the operating and financial performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) presented in accordance with GAAP excluding (i) gain (loss) on disposition of operating properties, plus (ii) depreciation and amortization of operating properties, (iii) impairment of operating properties and real estate equity investments (to the extent impairment is directly attributable to a decrease in the value of the entity's operating properties), and (iv) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

We believe NAREIT FFO assists investors in analyzing and comparing the operating and financial performance of a company’s real estate between periods.

Our reconciliation of net income to NAREIT FFO for the three months ended March 31, 2019 and 2018 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2019
	2019	2018
Net income	$62,900	$61,022
Gain on disposition of operating properties	(7,602)	(11,448)
Depreciation and amortization- real estate related	84,397	89,352
Impairment of operating properties	3,112	15,902
NAREIT FFO	$142,807	$154,828
NAREIT FFO per diluted share	$0.48	$0.51
Weighted average diluted shares outstanding	299,029	304,278

Same Property Net Operating Income
Same property net operating income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development) as total property revenues (rental income and other revenues) less direct property operating expenses (operating costs, real estate taxes and provision for doubtful accounts). Same property NOI excludes (i) corporate level income (including management, transaction, and other fees), (ii) lease termination fees, (iii) straight-line rental income, (iv) accretion of above- and below-market leases and tenant inducements, net, (v) straight-line ground rent expense, and (vi) income / expense associated with the Company’s captive insurance company.

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

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	Change

Number of properties	420	420	—
Percent billed	87.5%	89.5%	(2.0%)
Percent leased	91.1%	92.0%	(0.9%)

Revenues
Rental income	$278,131	$276,929	$1,202
Other revenues	1,184	378	806
	279,315	277,307	2,008
Operating expenses
Operating costs	(30,888)	(31,930)	1,042
Real estate taxes	(43,001)	(41,900)	(1,101)
Provision for doubtful accounts	—	(2,153)	2,153
	(73,889)	(75,983)	2,094
Same property NOI	$205,426	$201,324	$4,102

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$62,900	$61,022
Adjustments:
Non-same property NOI	(1,239)	(21,568)
Lease termination fees	(769)	(1,531)
Straight-line rental income, net	(5,036)	(3,097)
Accretion of above- and below-market leases and tenant inducements, net	(4,116)	(6,055)
Straight-line ground rent expense	31	30
Depreciation and amortization	85,395	90,383
Impairment of real estate assets	3,112	15,902
General and administrative	25,443	22,426
Total other expense	39,705	43,812
Same property NOI	$205,426	$201,324

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, BPG implemented changes to its internal controls related to the adoption of the lease accounting standard ASC 842. There have been no other changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, the Operating Partnership implemented changes to its internal controls related to the adoption of the lease accounting standard ASC 842. There have been no other changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended March 31, 2019, the Company repurchased 660,421 shares of common stock under the Program at an average price per share of $17.53 for a total of $11.6 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program during the three months ended March 31, 2019. As of March 31, 2019, the Program had $278.0 million of available repurchase capacity. The following table summarizes share repurchases under the Program for the three months ended March 31, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased (in millions)
January 1, 2019 to January 31, 2019	—	$—	—	$289.5
February 1, 2019 to February 28, 2019	226,832	17.62	226,832	285.5
March 1, 2019 to March 31, 2019	433,589	17.48	433,589	278.0
Total	660,421	$17.53	660,421

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Angela Aman	8-K	001-36160	3/8/2019	10.1
10.2	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	3/8/2019	10.2
10.3	First Amendment to Employment Agreement, dated February 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	—	—	—	—	x
10.4	Second Amendment to Employment Agreement, dated April 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: April 29, 2019	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 29, 2019	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2019	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: April 29, 2019	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 29, 2019	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2019	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)