Form 10-Q
period 2019-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2019-07-29
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BRX	New York Stock Exchange

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
As of July 1, 2019, Brixmor Property Group Inc. had 297,846,251 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of June 30, 2019, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.
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

i

ii

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2018, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional and local economic climates or demographics; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and (10) new developments in the litigation and governmental investigations discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2019	December 31, 2018
Assets
Real estate
Land	$1,805,993	$1,804,504
Buildings and improvements	8,347,955	8,294,273
	10,153,948	10,098,777
Accumulated depreciation and amortization	(2,424,153)	(2,349,127)
Real estate, net	7,729,795	7,749,650

Cash and cash equivalents	10,809	41,745
Restricted cash	2,447	9,020
Marketable securities	15,813	30,243
Receivables, net	221,683	228,297
Deferred charges and prepaid expenses, net	144,178	145,662
Real estate assets held for sale	32,085	2,901
Other assets	63,713	34,903
Total assets	$8,220,523	$8,242,421

Liabilities
Debt obligations, net	$4,925,537	$4,885,863
Accounts payable, accrued expenses and other liabilities	530,805	520,459
Total liabilities	5,456,342	5,406,322

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,323,128 and 305,130,472 shares issued and 297,846,251 and 298,488,516 shares outstanding	2,978	2,985
Additional paid-in capital	3,223,058	3,233,329
Accumulated other comprehensive income (loss)	(7,887)	15,973
Distributions in excess of net income	(453,968)	(416,188)
Total equity	2,764,181	2,836,099
Total liabilities and equity	$8,220,523	$8,242,421
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental income	$290,737	$312,720	$580,692	$629,517
Other revenues	268	310	1,452	688
Total revenues	291,005	313,030	582,144	630,205

Operating expenses
Operating costs	29,307	33,881	60,565	69,371
Real estate taxes	43,189	44,947	86,515	90,672
Depreciation and amortization	81,593	91,334	166,988	181,717
Provision for doubtful accounts	—	949	—	3,364
Impairment of real estate assets	6,186	11,927	9,298	27,829
General and administrative	25,175	21,320	50,618	43,746
Total operating expenses	185,450	204,358	373,984	416,699

Other income (expense)
Dividends and interest	300	104	447	200
Interest expense	(48,475)	(55,200)	(95,141)	(110,371)
Gain on sale of real estate assets	13,043	28,262	20,645	39,710
Loss on extinguishment of debt, net	(707)	(291)	(677)	(423)
Other	(756)	(1,185)	(1,574)	(1,238)
Total other expense	(36,595)	(28,310)	(76,300)	(72,122)

Net income	$68,960	$80,362	$131,860	$141,384
Per common share:
Net income:
Basic	$0.23	$0.27	$0.44	$0.47
Diluted	$0.23	$0.26	$0.44	$0.47
Weighted average shares:
Basic	298,140	302,776	298,372	303,468
Diluted	298,893	302,934	298,895	303,614
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$68,960	$80,362	$131,860	$141,384
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(13,984)	(581)	(24,041)	4,192
Change in unrealized gain (loss) on marketable securities	49	46	181	(40)
Total other comprehensive income (loss)	(13,935)	(535)	(23,860)	4,152
Comprehensive income	$55,025	$79,827	$108,000	$145,536
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2019	298,489	$2,985	$3,233,329	$15,973	$(416,188)	$2,836,099
ASC 842 cumulative adjustment	—	—	—	—	(1,974)	(1,974)
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,839)	(83,839)
Equity based compensation expense	—	—	2,641	—	—	2,641
Other comprehensive loss	—	—	—	(9,925)	—	(9,925)
Issuance of common stock and OP Units	158	2	—	—	—	2
Repurchases of common stock	(660)	(7)	(11,579)	—	—	(11,586)
Share-based awards retained for taxes	—	—	(1,547)	—	—	(1,547)
Net income	—	—	—	—	62,900	62,900
Ending balance, March 31, 2019	297,987	2,980	3,222,844	6,048	(439,101)	2,792,771
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,827)	(83,827)
Equity based compensation expense	—	—	3,353	—	—	3,353
Other comprehensive loss	—	—	—	(13,935)	—	(13,935)
Issuance of common stock and OP Units	34	—	—	—	—	—
Repurchases of common stock	(175)	(2)	(2,975)	—	—	(2,977)
Share-based awards retained for taxes	—	—	(164)	—	—	(164)
Net income	—	—	—	—	68,960	68,960
Ending balance, June 30, 2019	297,846	$2,978	$3,223,058	$(7,887)	$(453,968)	$2,764,181
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2018	304,620	$3,046	$3,330,466	$24,211	$(449,375)	$2,908,348
Common stock dividends ($0.275 per common share)	—	—	—	—	(83,479)	(83,479)
Equity based compensation expense	—	—	2,484	—	—	2,484
Other comprehensive income	—	—	—	4,687	—	4,687
Issuance of common stock and OP Units	128	1	—	—	—	1
Repurchases of common stock	(1,922)	(19)	(29,746)	—	—	(29,765)
Share-based awards retained for taxes	—	—	(1,722)	—	—	(1,722)
Net income	—	—	—	—	61,022	61,022
Ending balance, March 31, 2018	302,826	3,028	3,301,482	28,898	(471,832)	2,861,576
Common stock dividends ($0.275 per common share)	—	—	—	—	(83,584)	(83,584)
Equity based compensation expense	—	—	2,784	—	—	2,784
Other comprehensive loss	—	—	—	(535)	—	(535)
Issuance of common stock and OP Units	42	1	—	—	—	1
Repurchases of common stock	(241)	(3)	(3,497)	—	—	(3,500)
Share-based awards retained for taxes	—	—	(133)	—	—	(133)
Net income	—	—	—	—	80,362	80,362
Ending balance, June 30, 2018	302,627	$3,026	$3,300,636	$28,363	$(475,054)	$2,856,971
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$131,860	$141,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,988	181,717
Debt premium and discount amortization	948	(1,878)
Deferred financing cost amortization	3,551	3,313
Accretion of above- and below-market leases, net	(9,646)	(14,822)
Impairment of real estate assets	9,298	27,829
Gain on sale of real estate assets	(20,645)	(39,710)
Equity based compensation, net	5,611	5,268
Other	1,814	1,821
Loss on extinguishment of debt, net	677	423
Changes in operating assets and liabilities:
Receivables	(7,628)	8,697
Deferred charges and prepaid expenses	(14,610)	(15,054)
Other assets	42	3,643
Accounts payable, accrued expenses and other liabilities	(17,253)	(22,278)
Net cash provided by operating activities	251,007	280,353

Investing activities:
Improvements to and investments in real estate assets	(169,529)	(120,638)
Acquisitions of real estate assets	(79,634)	(7,453)
Proceeds from sales of real estate assets	95,139	239,404
Purchase of marketable securities	(24,202)	(16,524)
Proceeds from sale of marketable securities	38,942	13,197
Net cash provided by (used in) investing activities	(139,284)	107,986

Financing activities:
Repayment of secured debt obligations	—	(9,356)
Repayment of borrowings under unsecured revolving credit facility	(337,000)	(35,000)
Proceeds from borrowings under unsecured revolving credit facility	176,000	35,000
Proceeds from unsecured notes	399,216	—
Repayment of borrowings under unsecured term loans	(200,000)	(185,000)
Deferred financing and debt extinguishment costs	(3,402)	(440)
Distributions to common stockholders	(167,772)	(167,576)
Repurchases of common shares	(14,563)	(33,265)
Repurchases of common shares in conjunction with equity award plans	(1,711)	(1,855)
Net cash used in financing activities	(149,232)	(397,492)

Net change in cash, cash equivalents and restricted cash	(37,509)	(9,153)
Cash, cash equivalents and restricted cash at beginning of period	50,765	110,777
Cash, cash equivalents and restricted cash at end of period	$13,256	$101,624

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$10,809	$53,418
Restricted cash	2,447	48,206
Cash, cash equivalents and restricted cash at end of period	$13,256	$101,624

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,404 and $1,169	$87,170	$109,453
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2019	December 31, 2018
Assets
Real estate
Land	$1,805,993	$1,804,504
Buildings and improvements	8,347,955	8,294,273
	10,153,948	10,098,777
Accumulated depreciation and amortization	(2,424,153)	(2,349,127)
Real estate, net	7,729,795	7,749,650

Cash and cash equivalents	10,790	41,619
Restricted cash	2,447	9,020
Marketable securities	15,590	30,023
Receivables, net	221,683	228,297
Deferred charges and prepaid expenses, net	144,178	145,662
Real estate assets held for sale	32,085	2,901
Other assets	63,713	34,903
Total assets	$8,220,281	$8,242,075

Liabilities
Debt obligations, net	$4,925,537	$4,885,863
Accounts payable, accrued expenses and other liabilities	530,805	520,459
Total liabilities	5,456,342	5,406,322

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 305,323,128 and 305,130,472 units issued and 297,846,251 and 298,488,516 units outstanding	2,771,817	2,819,770
Accumulated other comprehensive income (loss)	(7,878)	15,983
Total capital	2,763,939	2,835,753
Total liabilities and capital	$8,220,281	$8,242,075
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental income	$290,737	$312,720	$580,692	$629,517
Other revenues	268	310	1,452	688
Total revenues	291,005	313,030	582,144	630,205

Operating expenses
Operating costs	29,307	33,881	60,565	69,371
Real estate taxes	43,189	44,947	86,515	90,672
Depreciation and amortization	81,593	91,334	166,988	181,717
Provision for doubtful accounts	—	949	—	3,364
Impairment of real estate assets	6,186	11,927	9,298	27,829
General and administrative	25,175	21,320	50,618	43,746
Total operating expenses	185,450	204,358	373,984	416,699

Other income (expense)
Dividends and interest	300	104	447	200
Interest expense	(48,475)	(55,200)	(95,141)	(110,371)
Gain on sale of real estate assets	13,043	28,262	20,645	39,710
Loss on extinguishment of debt, net	(707)	(291)	(677)	(423)
Other	(756)	(1,185)	(1,574)	(1,238)
Total other expense	(36,595)	(28,310)	(76,300)	(72,122)

Net income	$68,960	$80,362	$131,860	$141,384
Per common unit:
Net income:
Basic	$0.23	$0.27	$0.44	$0.47
Diluted	$0.23	$0.26	$0.44	$0.47
Weighted average units:
Basic	298,140	302,776	298,372	303,468
Diluted	298,893	302,934	298,895	303,614
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$68,960	$80,362	$131,860	$141,384
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(13,984)	(581)	(24,041)	4,192
Change in unrealized gain (loss) on marketable securities	48	47	180	(38)
Total other comprehensive income (loss)	(13,936)	(534)	(23,861)	4,154
Comprehensive income	$55,024	$79,828	$107,999	$145,538
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2019	$2,819,770	$15,983	$2,835,753
ASC 842 cumulative adjustment	(1,974)	—	(1,974)
Distributions to partners	(83,964)	—	(83,964)
Equity based compensation expense	2,641	—	2,641
Other comprehensive loss	—	(9,925)	(9,925)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(11,586)	—	(11,586)
Share-based awards retained for taxes	(1,547)	—	(1,547)
Net income	62,900	—	62,900
Ending balance, March 31, 2019	2,786,242	6,058	2,792,300
Distributions to partners	(83,597)	—	(83,597)
Equity based compensation expense	3,353	—	3,353
Other comprehensive loss	—	(13,936)	(13,936)
Issuance of OP Units	—	—	—
Repurchases of OP Units	(2,977)	—	(2,977)
Share-based awards retained for taxes	(164)	—	(164)
Net income	68,960	—	68,960
Ending balance, June 30, 2019	$2,771,817	$(7,878)	$2,763,939
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income	Total
Beginning balance, January 1, 2018	$2,883,875	$24,224	$2,908,099
Distributions to partners	(83,479)	—	(83,479)
Equity based compensation expense	2,484	—	2,484
Other comprehensive income	—	4,688	4,688
Issuance of OP Units	1	—	1
Repurchases of OP Units	(29,765)	—	(29,765)
Share-based awards retained for taxes	(1,722)	—	(1,722)
Net income	61,022	—	61,022
Ending balance, March 31, 2018	2,832,416	28,912	2,861,328
Distributions to partners	(83,584)	—	(83,584)
Equity based compensation expense	2,784	—	2,784
Other comprehensive loss	—	(534)	(534)
Issuance of OP Units	1	—	1
Repurchases of OP Units	(3,500)	—	(3,500)
Share-based awards retained for taxes	(133)	—	(133)
Net income	80,362	—	80,362
Ending balance, June 30, 2018	$2,828,346	$28,378	$2,856,724
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$131,860	$141,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,988	181,717
Debt premium and discount amortization	948	(1,878)
Deferred financing cost amortization	3,551	3,313
Accretion of above- and below-market leases, net	(9,646)	(14,822)
Impairment of real estate assets	9,298	27,829
Gain on sale of real estate assets	(20,645)	(39,710)
Equity based compensation, net	5,611	5,268
Other	1,814	1,821
Loss on extinguishment of debt, net	677	423
Changes in operating assets and liabilities:
Receivables	(7,628)	8,697
Deferred charges and prepaid expenses	(14,610)	(15,054)
Other assets	42	3,643
Accounts payable, accrued expenses and other liabilities	(17,253)	(22,278)
Net cash provided by operating activities	251,007	280,353

Investing activities:
Improvements to and investments in real estate assets	(169,529)	(120,638)
Acquisitions of real estate assets	(79,634)	(7,453)
Proceeds from sales of real estate assets	95,139	239,404
Purchase of marketable securities	(24,200)	(16,524)
Proceeds from sale of marketable securities	38,942	13,197
Net cash provided by (used in) investing activities	(139,282)	107,986

Financing activities:
Repayment of secured debt obligations	—	(9,356)
Repayment of borrowings under unsecured revolving credit facility	(337,000)	(35,000)
Proceeds from borrowings under unsecured revolving credit facility	176,000	35,000
Proceeds from unsecured notes	399,216	—
Repayment of borrowings under unsecured term loans	(200,000)	(185,000)
Deferred financing and debt extinguishment costs	(3,402)	(440)
Partner distributions	(183,941)	(202,694)
Net cash used in financing activities	(149,127)	(397,490)

Net change in cash, cash equivalents and restricted cash	(37,402)	(9,151)
Cash, cash equivalents and restricted cash at beginning of period	50,639	110,747
Cash, cash equivalents and restricted cash at end of period	$13,237	$101,596

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$10,790	$53,390
Restricted cash	2,447	48,206
Cash, cash equivalents and restricted cash at end of period	$13,237	$101,596

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,404 and $1,169	$87,170	$109,453
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2019, the Company’s portfolio was comprised of 421 shopping centers (the “Portfolio”) totaling approximately 73 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

Deferred Leasing and Financing Costs
Costs incurred in executing tenant leases and long-term financings are capitalized and amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. For tenant leases, capitalized costs incurred include tenant improvements and leasing commissions. In connection with the adoption of ASC 842, the Company no longer capitalizes partial salaries and/or legal fees incurred in executing tenant leases. These amounts were capitalized under previous guidance. For long-term financings, capitalized costs incurred include bank and legal fees. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, in the Company’s unaudited Condensed Consolidated Statements of Operations and within Operating activities on the Company’s unaudited Condensed Consolidated Statements of Cash Flows.

Revenue Recognition and Receivables
The Company enters into agreements with tenants which convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under ASC 842. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized in the Company’s unaudited Condensed Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and presented on the accompanying unaudited Condensed Consolidated Balance Sheets within Receivables. The Company commences recognizing rental revenue based on the date it makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes by the lessee and are recognized in the period the applicable expenditures are incurred.

In connection with the adoption of ASC 842, the Company has evaluated the lease and non-lease components within its leases and has elected the practical expedient to present lease and non-lease components in its lease agreements as one component. As such, the Company accounts for rental revenue (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. Additionally, the Company includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component. These amounts are included in Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations.

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

Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for neighborhood and community shopping centers that it operates and office leases for administrative space. In connection with the adoption of ASC 842, the Company evaluated these agreements and determined that they meet the criteria for recognition as leases under ASC 842. For these agreements the Company recognizes an operating lease right-of-use (“ROU”) asset and operating lease liability based on the present value of the minimum lease payments over the non-cancellable lease term. As the rates implicit in the leases are not readily determinable, the Company uses its incremental secured borrowing rate based on the information available at the commencement date to determine the present value of the lease payments. The lease terms utilized by the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company evaluates many factors, including current and future lease cash flows, when determining if an option to extend or terminate should be included in the non-cancellable period. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has elected to apply the short-term lease exemption within ASC 842 and has not recorded an ROU asset or lease liability for leases with terms of less than 12 months.

Additionally, leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes by the Company. In connection with the adoption of ASC 842, the Company has evaluated the lease and non-lease components within its leases and has elected the practical expedient to present lease and non-lease components in its lease agreements as one component. As such, the Company accounts for lease payments (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. Additionally, the Company includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component. These amounts are included in Operating expenses in the Company’s unaudited Condensed Consolidated Statements of Operations.

Income Taxes
Brixmor Property Group Inc. has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, Brixmor Property Group Inc. must meet a number of organizational and operational requirements, including a requirement that it currently distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. It is management’s intention to adhere to these requirements and maintain Brixmor Property Group Inc.’s REIT status.

As a REIT, Brixmor Property Group Inc. generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. Brixmor Property Group Inc. conducts substantially all of its operations through the Operating Partnership which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes on the Company’s taxable income do not materially impact the unaudited Condensed Consolidated Financial Statements of the Company.

If Brixmor Property Group Inc. fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if Brixmor Property Group Inc. qualifies for taxation as a REIT, Brixmor Property Group Inc. is subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income as well as other income items, as applicable.

Brixmor Property Group Inc. has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (each a “TRS”), and Brixmor Property Group Inc. may in the future elect to treat newly formed and/or other existing subsidiaries as TRSs. A TRS may participate in non-real estate related activities and/or perform non-customary services for tenants and is subject to certain limitations under the Code. A TRS is subject to U.S. federal and state income taxes at regular corporate rates. Income taxes related to Brixmor Property Group Inc.’s TRSs do not materially impact the unaudited Condensed Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2019 and December 31, 2018. Open tax years generally range from 2015 through 2018, but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

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
For leases where the Company is the lessee, primarily for the Company’s ground leases and administrative office leases, the Company was required to record an ROU asset and a lease liability on its unaudited Condensed Consolidated Balance Sheets on the effective date. The Company elected to apply the short-term lease recognition exemption for all leases that qualified.

Lessor
For leases where the Company is the lessor, the Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. In addition, initial direct leasing costs continue to be capitalized, however, indirect leasing costs previously capitalized are being expensed under ASC 842. During the three and six months ended June 30, 2018, the Company capitalized $2.6 million and $5.5 million, respectively, of indirect leasing costs, including leasing payroll and legal costs.

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

2. Acquisition of Real Estate
During the six months ended June 30, 2019, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Parmer Crossing	Austin, TX	Apr-19	N/A	$2,197
Centennial Shopping Center	Englewood, CO	Apr-19	113,682	18,011
Plymouth Square Shopping Center(3)	Conshohocken, PA	May-19	235,728	56,909
Leases at Baytown Shopping Center	Baytown, TX	Jun-19	N/A	2,517
			349,410	$79,634

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Aggregate purchase price includes $1.2 million of transaction costs.

(3)	GLA excludes square footage related to the anticipated relocation of the Company's regional office. Total acquired GLA is 288,718 square feet.

During the six months June 30, 2018, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Arborland Center	Ann Arbor, MI	Jun-18	N/A	$5,554
Outparcel adjacent to Lehigh Shopping Center	Bethlehem, PA	Jun-18	12,739	1,899
			12,739	$7,453

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Aggregate purchase price includes $0.1 million of transaction costs.

The aggregate purchase price of the assets acquired during the six months ended June 30, 2019 and 2018, respectively, has been allocated as follows:

	Six Months Ended June 30,
Assets	2019	2018
Land	$25,953	$5,554
Buildings	45,781	1,431
Building and tenant improvements	5,832	238
Above-market leases(1)	155	—
In-place leases(2)	6,923	304
Total assets	84,644	7,527

Liabilities
Below-market leases(3)	5,010	74
Other liabilities	—	—
Total liabilities	5,010	74
Net assets acquired	$79,634	$7,453

(1)	The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the six months ended June 30, 2019 was 10.4 years.

(2)
The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the six months ended June 30, 2019 and 2018 was 8.8 years and 4.8 years, respectively.

(3)
The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the six months ended June 30, 2019 and 2018 was 24.3 years and 4.8 years, respectively.

3. Dispositions and Assets Held for Sale
During the three months ended June 30, 2019, the Company disposed of three shopping centers and three partial shopping centers for aggregate net proceeds of $50.0 million resulting in aggregate gain of $13.2 million. During the six months ended June 30, 2019, the Company disposed of six shopping centers and three partial shopping centers for aggregate net proceeds of $94.8 million resulting in aggregate gain of $20.5 million. In addition, during the six months ended June 30, 2019, the Company received aggregate net proceeds of $0.3 million from previously disposed assets resulting in aggregate gain of $0.1 million.

During the three months ended June 30, 2018, the Company disposed of nine shopping centers and one partial shopping center for aggregate net proceeds of $134.7 million resulting in aggregate gain of $27.8 million and aggregate impairment of $0.7 million. During the six months ended June 30, 2018, the Company disposed of 15 shopping centers, one partial shopping center and one outparcel for aggregate net proceeds of $238.9 million resulting in aggregate gain of $39.2 million and aggregate impairment of $12.9 million. In addition, during the three and six months ended June 30, 2018, the Company received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million.

As of June 30, 2019, the Company had four properties held for sale. As of December 31, 2018, the Company had one property held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	June 30, 2019	December 31, 2018
Land	$7,093	$1,220
Buildings and improvements	38,659	2,927
Accumulated depreciation and amortization	(15,750)	(1,334)
Real estate, net	30,002	2,813
Other assets	2,083	88
Assets associated with real estate assets held for sale	$32,085	$2,901

Liabilities
Below-market leases	$615	$—
Other liabilities	174	—
Liabilities associated with real estate assets held for sale(1)	$789	$—

(1)	These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

There were no discontinued operations for the three and six months ended June 30, 2019 and 2018 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2019	December 31, 2018
Land	$1,805,993	$1,804,504
Buildings and improvements:
Buildings and tenant improvements(1)	7,701,853	7,626,363
Lease intangibles(2)	646,102	667,910
	10,153,948	10,098,777
Accumulated depreciation and amortization(3)	(2,424,153)	(2,349,127)
Total	$7,729,795	$7,749,650

(1)	As of June 30, 2019 and December 31, 2018, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $44.0 million and $41.7 million, respectively.

(2)
As of June 30, 2019 and December 31, 2018, Lease intangibles consisted of $583.8 million and $601.0 million, respectively, of in-place leases and $62.3 million and $66.9 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(3)	As of June 30, 2019 and December 31, 2018, Accumulated depreciation and amortization included $548.0 million and $560.3 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of June 30, 2019 and December 31, 2018, the Company had intangible liabilities relating to below-market leases of $384.6 million and $392.9 million, respectively, and accumulated accretion of $267.1 million and $266.1 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended June 30, 2019 and 2018 was $4.7 million and $8.0 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the six months ended June 30, 2019 and 2018 was $9.6 million and $14.8 million, respectively. These amounts are included in Rental income in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2019 and 2018 was $6.3 million and $9.9 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2019 and 2018 was $12.8 million and $19.2 million, respectively. These amounts are included in Depreciation and amortization in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2019 (remaining six months)	$(9,093)	$12,392
2020	(15,543)	19,424
2021	(12,812)	14,151
2022	(10,679)	9,909
2023	(9,306)	7,216

Hurricane Michael Impact
On October 7, 2018, Hurricane Michael struck Florida resulting in widespread damage and flooding. The Company has two properties, totaling 0.4 million square feet of GLA, which were impacted. The Company maintains comprehensive property insurance on these properties, including business interruption insurance.

As of June 30, 2019, the Company’s assessment of the damages sustained to its properties from Hurricane Michael resulted in $13.7 million of accelerated depreciation, representing the estimated net book value of damaged assets. The Company also recognized a corresponding receivable for estimated property insurance recoveries related to the write-down. As such, there was no impact to net income during the three and six months ended June 30, 2019 and year ended December 31, 2018. As of June 30, 2019, the Company has received property insurance proceeds of $3.0 million and has a remaining receivable balance of $10.7 million, which is included in Receivables on the Company’s unaudited Condensed Consolidated Balance Sheets.

5. Impairments
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

The Company recognized the following impairments during the three months ended June 30, 2019:

Three Months Ended June 30, 2019
Property Name(1)	Location	GLA	Impairment Charge
Westview Center	Hanover Park, IL	321,382	$6,186
		321,382	$6,186

(1)
The Company recognized an impairment charge based upon a change in the anticipated hold period and offers from third-party buyers of this property in connection with the Company’s capital recycling program.

The Company recognized the following impairments during the six months ended June 30, 2019:

Six Months Ended June 30, 2019
Property Name(1)	Location	GLA	Impairment Charge
Westview Center	Hanover Park, IL	321,382	$6,186
Brice Park	Reynoldsburg, OH	158,565	3,112
		479,947	$9,298

(1)	The Company recognized impairment charges based upon a change in the anticipated hold period of these properties in connection with the Company’s capital recycling program.

The Company recognized the following impairments during the three months ended June 30, 2018:

Three Months Ended June 30, 2018
Property Name(1)	Location	GLA	Impairment Charge
County Line Plaza(2)	Jackson, MS	221,127	$10,181
Roundtree Place(2)	Ypsilanti, MI	246,620	545
Parcel at Elk Grove Town Center(2)	Elk Grove Village, IL	72,385	519
Dover Park Plaza(2)	Yardville, NJ	56,638	438
Southland Shopping Plaza(2)	Toledo, OH	285,278	135
Mount Carmel Plaza(2)	Glenside, PA	14,504	109
		896,552	$11,927

(1)	The Company recognized impairment charges based upon a change in the anticipated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2018.

The Company recognized the following impairments during the six months ended June 30, 2018:

Six Months Ended June 30, 2018
Property Name(1)	Location	GLA	Impairment Charge
County Line Plaza(2)	Jackson, MS	221,127	$10,181
Southland Shopping Plaza(2)	Toledo, OH	285,278	7,077
Roundtree Place(2)	Ypsilanti, MI	246,620	4,317
Skyway Plaza	St. Petersburg, FL	110,799	3,639
Pensacola Square(2)	Pensacola, FL	142,767	1,345
Parcel at Elk Grove Town Center(2)	Elk Grove Village, IL	72,385	519
Dover Park Plaza(2)	Yardville, NJ	56,638	438
Crossroads Centre(2)	Fairview Heights, IL	242,752	204
Mount Carmel Plaza(2)	Glenside, PA	14,504	109
		1,392,870	$27,829

(1)	The Company recognized impairment charges based upon a change in the anticipated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2018.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the three and six months ended June 30, 2019, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2018, the Company entered into four forward starting interest rate swap agreements with an effective date of January 2, 2019, an aggregate notional value of $300.0 million, a weighted average fixed rate of 2.61% and an expiration date of July 26, 2024.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2019 and December 31, 2018 is as follows:

	Number of Instruments		Notional Amount
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest Rate Swaps	7	10	$800,000	$1,200,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of June 30, 2019 and December 31, 2018, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2019	December 31, 2018
Gross derivative assets	$5,974	$18,630
Gross derivative liabilities	(13,956)	(2,571)
Net derivative assets (liabilities)	$(7,982)	$16,059

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

The effective portion of the Company’s interest rate swaps that was recognized in the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in unrealized gain (loss) on interest rate swaps	$(12,306)	$3,001	$(19,250)	$10,235
Accretion of interest rate swaps to interest expense	(1,678)	(3,582)	(4,791)	(6,043)
Change in unrealized gain (loss) on interest rate swaps, net	$(13,984)	$(581)	$(24,041)	$4,192

The Company estimates that $1.6 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2019 and 2018.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2019 and December 31, 2018, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of June 30, 2019 and December 31, 2018, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2019	December 31, 2018	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loan
Secured loan(2)	$7,000	$7,000	4.40%	2024
Net unamortized premium	237	262
Net unamortized debt issuance costs	(41)	(45)
Total secured loan, net	$7,196	$7,217

Notes payable
Unsecured notes(3)	$3,868,453	$3,468,453	3.25% – 7.97%	2022 – 2029
Net unamortized discount	(11,373)	(11,562)
Net unamortized debt issuance costs	(22,591)	(20,877)
Total notes payable, net	$3,834,489	$3,436,014

Unsecured Credit Facility and term loans
Unsecured Credit Facility - $500 Million Term Loan(4)	$300,000	$500,000	3.69%	2021
Unsecured Credit Facility - Revolving Facility	145,000	306,000	3.50%	2023
Unsecured $350 Million Term Loan(4)	350,000	350,000	3.69%	2023
Unsecured $300 Million Term Loan(5)	300,000	300,000	4.34%	2024
Net unamortized debt issuance costs	(11,148)	(13,368)
Total Unsecured Credit Facility and term loans	$1,083,852	$1,442,632

Total debt obligations, net	$4,925,537	$4,885,863

(1)	Stated interest rates as of June 30, 2019 do not include the impact of the Company’s interest rate swap agreements (described below).

(2)	The Company’s secured loan is collateralized by a property with a carrying value of approximately $16.2 million as of June 30, 2019.

(3)	The weighted average stated interest rate on the Company’s unsecured notes was 3.83% as of June 30, 2019.

(4)
Effective November 1, 2016, the Company has in place three interest rate swap agreements that convert the variable interest rate on $150.0 million of a $500.0 million term loan (the “$500 Million Term Loan”) under the Company’s senior unsecured credit facility agreement, as amended December 12, 2018, (the “Unsecured Credit Facility”) and the Company’s $350.0 million term loan agreement, as amended December 12, 2018, (the “$350 Million Term Loan”) to a fixed, combined interest rate of 1.11% (plus a spread of 125 basis points) through July 30, 2021.

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

2019 Debt Transactions
In May 2019, the Operating Partnership issued $400.0 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “2029 Notes”), the net proceeds of which were used to repay outstanding indebtedness under the Operating Partnership’s Unsecured Credit Facility and for general corporate purposes. The 2029 Notes bear interest at a rate of 4.125% per annum, payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2019. The 2029 Notes will mature on May 15, 2029. The Operating Partnership may redeem the 2029 Notes prior to maturity at its option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after February 15, 2029 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029

Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2029 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness.

During the six months ended June 30, 2019, the Company repaid $361.0 million of indebtedness under the Unsecured Credit Facility, including $200.0 million of unsecured term loans and $161.0 million of the Revolving Facility, net of borrowings. These repayments were funded primarily with proceeds from the issuance of the 2029 Notes. Additionally, during the six months ended June 30, 2019, the Company recognized a $0.7 million loss on extinguishment of debt, net as a result of debt transactions. Loss on extinguishment of debt, net includes $0.7 million of accelerated unamortized debt issuance costs.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2019.

Debt Maturities
As of June 30, 2019 and December 31, 2018, the Company had accrued interest of $37.5 million and $34.0 million outstanding, respectively. As of June 30, 2019, scheduled amortization and maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2019 (remaining six months)	$—
2020	—
2021	300,000
2022	750,000
2023	995,000
Thereafter	2,925,453
Total debt maturities	4,970,453
Net unamortized discount	(11,136)
Net unamortized debt issuance costs	(33,780)
Total debt obligations, net	$4,925,537

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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2019		December 31, 2018
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$7,196	$7,279	$7,217	$7,072
Notes payable	3,834,489	3,978,004	3,436,014	3,372,418
Unsecured Credit Facility and term loans	1,083,852	1,091,214	1,442,632	1,452,382
Total debt obligations, net	$4,925,537	$5,076,497	$4,885,863	$4,831,872

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$15,813	$840	$14,973	$—
Interest rate derivatives	$5,974	$—	$5,974	$—

Liabilities:
Interest rate derivatives	$(13,956)	$—	$(13,956)	$—

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$30,243	$1,756	$28,487	$—
Interest rate derivatives	$18,630	$—	$18,630	$—

Liabilities:
Interest rate derivatives	$(2,571)	$—	$(2,571)	$—

(1)
As of June 30, 2019 and December 31, 2018, marketable securities included $0.1 million of net unrealized gains and $0.1 million of net unrealized losses, respectively. As of June 30, 2019, the contractual maturities of the Company’s marketable securities are within the next five years.

Non-Recurring Fair Value
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. Fair value is determined by offers from third-party buyers, market comparable data, third party appraisals or by discounted cash flow analysis. The cash flows utilized in such analyses are comprised of unobservable inputs which include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that we believe to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the six months ended June 30, 2019 and during the year ended December 31, 2018, excluding the properties sold prior to June 30, 2019 and December 31, 2018, respectively:

	Fair Value Measurements as of June 30, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)	$28,847	$—	$—	$28,847	$9,298

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(2)(3)(4)	$31,725	$—	$—	$31,725	$16,303

(1)
The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the six months ended June 30, 2019 includes: (i) $19.1 million related to Westview Center and (ii) $9.7 million related to Brice Park.

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

As of June 30, 2019, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments which may be received under certain leases for percentage rents or the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

Year ending December 31,	Operating Leases
2019 (remaining six months)	$425,074
2020	788,053
2021	679,989
2022	567,552
2023	468,037
Thereafter	1,639,648

Minimum Annual Base Rents As Presented Under ASC 840
Future minimum annual base rents as of and in-place at December 31, 2018 to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. Future minimum annual base rents also do not include payments which may be received under certain leases for percentage rent or the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes.

Year ending December 31,	Operating Leases
2019	$811,381
2020	709,230
2021	599,367
2022	490,087
2023	392,892
Thereafter	1,368,278

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for neighborhood and community shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing extension options for up to an additional 100 years. As of June 30, 2019 the Company is not including any options to extend or any termination options in its ROU asset, as the exercise of such options is not reasonably certain. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancellable period of the lease. Certain agreements require the Company to pay its portion of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following table presents additional information pertaining to the Company’s operating leases:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Supplemental Statements of Operations Information
Operating lease costs	$1,705	$3,416
Short-term lease costs	10	20
Variable lease costs	114	256
Total lease costs	$1,829	$3,692

	Six Months Ended June 30, 2019
Supplemental Statements of Cash Flows Information
Operating cash outflows from operating leases	$3,504
ROU assets obtained in exchange for operating lease liabilities	$44,354

Operating Lease Liabilities	As of June 30, 2019
Future minimum operating lease payments:
2019 (remaining six months)	$3,449
2020	6,916
2021	6,942
2022	6,999
2023	5,612
Thereafter	30,806
Total future minimum operating lease payments	60,724
Less: imputed interest	(13,893)
Operating lease liabilities	$46,831

Supplemental Balance Sheets Information	As of June 30, 2019
Operating lease liabilities(1)(2)	$46,831
ROU assets(1)(3)	$41,803

(1)	As of June 30, 2019, the weighted average remaining lease term was 11.2 years and the weighted average discount rate was 4.30%.

(2)	These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

(3)	These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2019, there were no material leases that have been executed but not yet commenced.

Minimum Annual Rental Commitments As Presented Under ASC 840
Minimum annual rental commitments as of and in-place at December 31, 2018 for the Company's ground and office leases during the next five years and thereafter are as follows:

Year ending December 31,
2019	$6,929
2020	6,948
2021	7,157
2022	7,233
2023	5,827
Thereafter	43,876
Total minimum annual rental commitments	$77,970

11. Equity and Capital
Share Repurchase Program
In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the six months ended June 30, 2019, the Company repurchased 0.8 million shares of common stock under the Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program for the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company repurchased 2.2 million shares of common stock under the Program at an average price per share of $15.36 for a total of $33.2 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program for the six months ended June 30, 2018. As of June 30, 2019, the Program had $275.0 million of available repurchase capacity.
Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the six months ended June 30, 2019 and 2018, the Company withheld 0.1 million shares.

Dividends and Distributions
During the three months ended June 30, 2019 and 2018, the Company declared common stock dividends and OP Unit distributions of $0.280 per share/unit and $0.275 per share/unit, respectively. As of June 30, 2019 and December 31, 2018, the Company had declared but unpaid common stock dividends and OP Unit distributions of $85.2 million and $85.3 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based vesting conditions, which contain a threshold, target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.8 million and 0.8 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the six months ended June 30, 2019 and the year ended December 31, 2018, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 20.0% to 21.0% and 29.0% to 32.0%, respectively; (ii) a weighted average risk-free interest rate of 2.55% and 2.43% to 2.53%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.6% and 5.6%, respectively.

During the three months ended June 30, 2019 and 2018, the Company recognized $3.4 million and $2.8 million of equity compensation expense, respectively, of which $0.2 million and $0.0 million was capitalized, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized $6.0 million and $5.3 million of equity compensation expense, respectively, of which $0.4 million and $0.0 million was capitalized, respectively. These amounts are included in General and administrative expense in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2019, the Company had $22.1 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Computation of Basic Earnings Per Share:
Net income	$68,960	$80,362	$131,860	$141,384
Non-forfeitable dividends on unvested restricted shares	(174)	(90)	(309)	(139)
Net income attributable to the Company’s common stockholders for basic earnings per share	$68,786	$80,272	$131,551	$141,245

Weighted average number shares outstanding – basic	298,140	302,776	298,372	303,468

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.23	$0.27	$0.44	$0.47

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$68,786	$80,272	$131,551	$141,245

Weighted average shares outstanding – basic	298,140	302,776	298,372	303,468
Effect of dilutive securities:
Equity awards	753	158	523	146
Weighted average shares outstanding – diluted	298,893	302,934	298,895	303,614

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.23	$0.26	$0.44	$0.47

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Computation of Basic Earnings Per Unit:
Net income	$68,960	$80,362	$131,860	$141,384
Non-forfeitable dividends on unvested restricted units	(174)	(90)	(309)	(139)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$68,786	$80,272	$131,551	$141,245

Weighted average number common units outstanding – basic	298,140	302,776	298,372	303,468

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.23	$0.27	$0.44	$0.47

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$68,786	$80,272	$131,551	$141,245

Weighted average common units outstanding – basic	298,140	302,776	298,372	303,468
Effect of dilutive securities:
Equity awards	753	158	523	146
Weighted average common units outstanding – diluted	298,893	302,934	298,895	303,614

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.23	$0.26	$0.44	$0.47

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

The Company and the Staff of the SEC Enforcement Division have been discussing a possible negotiated resolution with respect to the SEC investigation. Agreement has been reached on the material terms of such a resolution, which is still subject to finalizing the necessary documents and obtaining approval by the SEC, which cannot be assured. The agreement provides for, among other things, (i) the Company consenting to a cease and desist order, without admitting or denying the findings therein, with respect to violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, certain related rules and Rule 100(b) of Regulation G and (ii) the payment of a civil penalty of $7.0 million. As of June 30, 2019, the $7.0 million contingent liability is included in Accounts payable, accrued expenses and other liabilities in the Company’s unaudited Condensed Consolidated Balance Sheets.

The Company believes that no additional government proceedings relating to these matters will be brought against the Company. The Company understands that the SEC and SDNY inquiries into these matters with respect to certain former employees are ongoing.

As previously disclosed, on December 13, 2017, the United States District Court for the Southern District of New York granted final approval of the settlement of the previously disclosed putative securities class action complaint filed in March 2016 by the Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefit Funds related to the review conducted by the Audit Committee of the Board of Directors. Pursuant to the approved settlement, without any admission of liability, the Company paid $28.0 million to settle the claims. This amount was within the coverage amount of the Company’s applicable insurance policies and was funded into escrow by the insurance carriers. During the year ended December 31, 2018, $8.5 million of the settlement amount was released from escrow per the court approved settlement agreement for the payment of plaintiff’s legal fees. During the six months ended June 30, 2019, the remaining settlement balance of $19.5 million was released from escrow. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the class action litigation.

As previously disclosed, certain institutional investors elected to opt out of the class action settlement and accordingly were not bound by the release and did not receive any of the class action settlement proceeds. On October 10, 2018, the Company entered into an agreement to settle these claims for $8.0 million. This amount, which was paid in full during the year ended December 31, 2018, was within the coverage amount of the Company’s applicable insurance policies and was paid by the insurance carriers. The settlement provides for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the opt out lawsuit.

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

As of June 30, 2019 and December 31, 2018, there were no material receivables from or payables to related parties.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2019 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2019 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2019, our portfolio was comprised of 421 shopping centers (the “Portfolio”) totaling approximately 73 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of June 30, 2019, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2018, and intends to satisfy such requirements for subsequent taxable years.

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

Other Factors That May Influence our Future Results
We derive our revenues primarily from rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us for their proportional share of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties.

The amount of revenue we receive is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases and/or lease available space. Factors that could affect our rental income include: (1) changes in national, regional and local economic climates or demographics; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decreases; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes.

Our property operating expenses represent costs, such as repairs and maintenance, landscaping, snow removal, utilities, security, ground rent related to properties for which we are the lessee, property insurance, real estate taxes and various other costs. Increases in our property operating expenses, to the extent they are not offset by increases in revenue, may impact our overall performance. For a further discussion of these and other factors that could impact our future results, see Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Leasing Highlights
As of June 30, 2019, billed and leased occupancy were 87.5% and 91.5%, respectively, as compared to 89.4% and 92.5%, respectively, as of June 30, 2018.

The following table summarizes our executed leasing activity for the three months ended June 30, 2019 and 2018 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended June 30, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	456	3,299,874	$13.98	$8.86	$1.59	11.7%
New and renewal leases	392	2,213,228	14.90	13.12	2.37	13.9%
New leases	176	1,026,355	15.54	26.63	4.89	30.4%
Renewal leases	216	1,186,873	14.34	1.44	0.19	8.2%
Option leases	64	1,086,646	12.12	0.18	—	8.1%

For the Three Months Ended June 30, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	576	3,396,474	$14.83	$7.60	$1.37	11.2%
New and renewal leases	464	2,077,701	16.62	12.23	2.19	14.3%
New leases	176	1,013,676	14.89	23.52	4.46	28.7%
Renewal leases	288	1,064,025	18.27	1.47	0.03	10.4%
Option leases	112	1,318,773	12.00	0.30	0.08	6.4%

(1)	Based on comparable leases only.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

The following table summarizes our executed leasing activity for the six months ended June 30, 2019 and 2018 (dollars in thousands, except for PSF amounts):

For the Six Months Ended June 30, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	851	6,484,250	$13.74	$6.86	$1.47	10.9%
New and renewal leases	717	3,935,862	15.53	11.25	2.42	13.2%
New leases	323	1,720,798	16.85	23.63	5.38	31.4%
Renewal leases	394	2,215,064	14.49	1.63	0.11	7.5%
Option leases	134	2,548,388	10.98	0.08	—	7.4%

For the Six Months Ended June 30, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,016	6,141,554	$14.65	$8.18	$1.49	12.6%
New and renewal leases	859	4,123,789	15.91	12.08	2.19	15.5%
New leases	327	2,056,202	14.68	22.30	4.37	33.2%
Renewal leases	532	2,067,587	17.14	1.92	0.02	9.5%
Option leases	157	2,017,765	12.06	0.20	0.05	7.1%

(1)	Based on comparable leases only.
Includes new development property. Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

Acquisition Activity

•
During the six months ended June 30, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs.

•	During the six months ended June 30, 2018, we acquired one land parcel and one outparcel for an aggregate purchase price of $7.5 million, including transaction costs.

Disposition Activity

•
During the six months ended June 30, 2019, we disposed of six shopping centers and three partial shopping centers for aggregate net proceeds of $94.8 million resulting in aggregate gain of $20.5 million. In addition, during the six months ended June 30, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets resulting in aggregate gain of $0.1 million.

•
During the six months ended June 30, 2018, we disposed of 15 shopping centers, one partial shopping center and one outparcel for aggregate net proceeds of $238.9 million resulting in aggregate gain of $39.2 million and aggregate impairment of $12.9 million. In addition, during the six months ended June 30, 2018, we received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
Revenues (in thousands)

	Three Months Ended June 30,
	2019	2018	$ Change
Revenues
Rental income	$290,737	$312,720	$(21,983)
Other revenues	268	310	(42)
Total revenues	$291,005	$313,030	$(22,025)

Rental income
The decrease in rental income for the three months ended June 30, 2019 of $22.0 million, as compared to the corresponding period in 2018, was primarily due to a $24.9 million decrease due to net disposition activity, partially offset by a $2.9 million increase for the remaining portfolio. The increase for the remaining portfolio was due to (i) a $3.3 million increase in base rent; (ii) a $2.5 million increase in straight-line rent; (iii) a $1.1 million increase in lease termination fees; (iv) a $0.5 million increase in percentage rents; (v) a $0.4 million increase in expense reimbursements; and (vi) a $0.4 million increase in ancillary and other rental income; partially offset by (vii) a $3.3 million decrease in accretion of above- and below-market leases and tenant inducements, net; and (viii) a $2.0 million increase in revenues deemed uncollectible. The $3.3 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 10.9% during the six months ended June 30, 2019 and 11.8% during the year ended December 31, 2018, partially offset by a decline in billed occupancy. In connection with the adoption of Accounting Standards Codification 842 (“ASC 842”), revenues deemed uncollectible, as noted above, is now recognized as an adjustment to Rental income. Prior period Provision for doubtful accounts is presented in accordance with our previous presentation and has not been reclassified to Rental income.

Other revenues
Other revenues remained generally consistent for the three months ended June 30, 2019 as compared to the corresponding period in 2018.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2019	2018	$ Change
Operating expenses
Operating costs	$29,307	$33,881	$(4,574)
Real estate taxes	43,189	44,947	(1,758)
Depreciation and amortization	81,593	91,334	(9,741)
Provision for doubtful accounts	—	949	(949)
Impairment of real estate assets	6,186	11,927	(5,741)
General and administrative	25,175	21,320	3,855
Total operating expenses	$185,450	$204,358	$(18,908)

Operating costs
The decrease in operating costs for the three months ended June 30, 2019 of $4.6 million, as compared to the corresponding period in 2018, was primarily due to a $2.8 million decrease in operating costs due to net disposition activity and a $1.8 million decrease for the remaining portfolio primarily due to lower repair and maintenance and utility costs.

Real estate taxes
The decrease in real estate taxes for the three months ended June 30, 2019 of $1.8 million, as compared to the corresponding period in 2018, was primarily due to a $3.1 million decrease in real estate taxes due to net disposition activity, partially offset by a $1.3 million increase for the remaining portfolio primarily due to increases in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended June 30, 2019 of $9.7 million, as compared to the corresponding period in 2018, was primarily due to a $6.6 million decrease in depreciation and amortization due to net disposition activity and a $3.1 million decrease related to acquired in-place lease intangibles.

Provision for doubtful accounts
Following the adoption of ASC 842 on January 1, 2019, we recognize any revenue deemed uncollectable as an adjustment to Rental income. Prior periods continue to be presented in accordance with our previous presentation.

Impairment of real estate assets
During the three months ended June 30, 2019, aggregate impairment of $6.2 million was recognized on one operating property. During the three months ended June 30, 2018, aggregate impairment of $11.9 million was recognized on two shopping centers as a result of disposition activity and four operating properties. Impairments recognized were due to a change in anticipated hold periods in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended June 30, 2019 of $3.9 million, as compared to the corresponding period in 2018, was primarily due to a reduction in capitalized legal and payroll costs in connection with the adoption of ASC 842 and increased payroll costs.

During the three months ended June 30, 2019 and 2018, construction compensation costs of $3.6 million and $2.8 million, respectively, were capitalized to building and improvements and leasing payroll costs of $0.0 million and $2.0 million, respectively, legal costs of $0.0 million and $0.6 million, respectively, and leasing commission costs of $1.8 million and $1.5 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2019	2018	$ Change
Other income (expense)
Dividends and interest	$300	$104	$196
Interest expense	(48,475)	(55,200)	6,725
Gain on sale of real estate assets	13,043	28,262	(15,219)
Loss on extinguishment of debt, net	(707)	(291)	(416)
Other	(756)	(1,185)	429
Total other expense	$(36,595)	$(28,310)	$(8,285)

Dividends and interest
The increase in dividends and interest for the three months ended June 30, 2019 of $0.2 million, as compared to the corresponding period in 2018, was primarily due to a $0.2 million increase in dividends and interest from marketable securities.

Interest expense
The decrease in interest expense for the three months ended June 30, 2019 of $6.7 million, as compared to the corresponding period in 2018, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended June 30, 2019, three shopping centers and three partial shopping centers were disposed resulting in aggregate gain of $13.2 million. During the three months ended June 30, 2018, seven shopping centers and one partial shopping center were disposed resulting in aggregate gain of $27.8 million. In addition, during the three months ended June 30, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets resulting in aggregate gain of $0.5 million.

Loss on extinguishment of debt, net
During the three months ended June 30, 2019, we repaid $200.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended December 12, 2018 (the “Unsecured Credit Facility”), resulting in a $0.7 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the three months ended June 30, 2018, we repaid $135.0 million of an unsecured term loan under the Unsecured Credit Facility and a $0.2 million secured loan. During the three months ended June 30, 2018, we recognized a $0.3 million loss on extinguishment of debt, net as a result of debt transactions, which included $0.3 million related to the release of certain properties from the collateral pool of a secured loan in conjunction with a $97.0 million prepayment during the year ended December 31, 2017.

Other
The decrease in other expense for the three months ended June 30, 2019 of $0.4 million, as compared to the corresponding period in 2018, was primarily due to a favorable appeal of previously reserved sales tax during 2019.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
Revenues (in thousands)

	Six Months Ended June 30,
	2019	2018	$ Change
Revenues
Rental income	$580,692	$629,517	$(48,825)
Other revenues	1,452	688	764
Total revenues	$582,144	$630,205	$(48,061)

Rental income
The decrease in rental income for the six months ended June 30, 2019 of $48.8 million, as compared to the corresponding period in 2018, was primarily due to a $53.4 million decrease due to net disposition activity, partially offset by a $4.6 million increase for the remaining portfolio. The increase for the remaining portfolio was due to (i) a $6.9 million increase in base rent; (ii) a $4.4 million increase in straight-line rent; (iii) a $1.1 million increase in ancillary and other rental income; (iv) a $0.6 million increase in expense reimbursements; (v) a $0.4 million increase in lease termination fees; and (vi) a $0.4 million increase in percentage rents; partially offset by (vii) a $4.9 million increase in revenues deemed uncollectible; and (viii) a $4.4 million decrease in accretion of above- and below-market leases and tenant inducements, net. The $6.9 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 10.9% during the six months ended June 30, 2019 and 11.8% during the year ended December 31, 2018, partially offset by a decline in billed occupancy. In connection with the adoption of ASC 842, revenues deemed uncollectible, as noted above, is now recognized as an adjustment to Rental income. Prior period Provision for doubtful accounts is presented in accordance with our previous presentation and has not been reclassified to Rental income.

Other revenues
The increase in other revenues for the six months ended June 30, 2019 of $0.8 million, as compared to the corresponding period in 2018, was primarily due to an increase in tax incentive financing income.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2019	2018	$ Change
Operating expenses
Operating costs	$60,565	$69,371	$(8,806)
Real estate taxes	86,515	90,672	(4,157)
Depreciation and amortization	166,988	181,717	(14,729)
Provision for doubtful accounts	—	3,364	(3,364)
Impairment of real estate assets	9,298	27,829	(18,531)
General and administrative	50,618	43,746	6,872
Total operating expenses	$373,984	$416,699	$(42,715)

Operating costs
The decrease in operating costs for the six months ended June 30, 2019 of $8.8 million, as compared to the corresponding period in 2018, was primarily due to a $6.1 million decrease in operating costs due to net disposition activity and a $2.7 million decrease for the remaining portfolio primarily due to lower repair and maintenance and utility costs.

Real estate taxes
The decrease in real estate taxes for the six months ended June 30, 2019 of $4.2 million, as compared to the corresponding period in 2018, was primarily due to a $6.6 million decrease in real estate taxes due to net disposition activity, partially offset by a $2.4 million increase for the remaining portfolio primarily due to increases in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the six months ended June 30, 2019 of $14.7 million, as compared to the corresponding period in 2018, was primarily due to a $14.7 million decrease in depreciation and amortization due to net disposition activity.

Provision for doubtful accounts
In connection with the adoption of ASC 842, we recognize any revenue deemed uncollectable as an adjustment to Rental income. Prior periods continue to be presented in accordance with our previous presentation.

Impairment of real estate assets
During the six months ended June 30, 2019, aggregate impairment of $9.3 million was recognized on two operating properties. During the six months ended June 30, 2018, aggregate impairment of $27.8 million was recognized on four shopping centers as a result of disposition activity and five operating properties. Impairments recognized were due to a change in anticipated hold periods in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the six months ended June 30, 2019 of $6.9 million, as compared to the corresponding period in 2018, was primarily due a reduction in capitalized legal and payroll costs in connection with the adoption of ASC 842 and increased payroll costs.

During the six months ended June 30, 2019 and 2018, construction compensation costs of $6.9 million and $5.0 million, respectively, were capitalized to building and improvements and leasing payroll costs of $0.0 million and $4.1 million, respectively, legal costs of $0.0 million and $1.4 million, respectively, and leasing commission costs of $3.0 million and $2.9 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2019	2018	$ Change
Other income (expense)
Dividends and interest	$447	$200	$247
Interest expense	(95,141)	(110,371)	15,230
Gain on sale of real estate assets	20,645	39,710	(19,065)
Loss on extinguishment of debt, net	(677)	(423)	(254)
Other	(1,574)	(1,238)	(336)
Total other expense	$(76,300)	$(72,122)	$(4,178)

Dividends and interest
The increase in dividends and interest for the six months ended June 30, 2019 of $0.2 million, as compared to the corresponding period in 2018, was primarily due to a $0.2 million increase in dividends and interest from marketable securities.

Interest expense
The decrease in interest expense for the six months ended June 30, 2019 of $15.2 million, as compared to the corresponding period in 2018, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the six months ended June 30, 2019, six shopping centers and three partial shopping centers were disposed resulting in aggregate gain of $20.5 million. In addition, during the six months ended June 30, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets resulting in aggregate gain of $0.1 million. During the six months ended June 30, 2018, 12 shopping centers, one partial shopping center and one outparcel were disposed resulting in aggregate gain of $39.2 million. In addition, during the six months ended June 30, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets resulting in aggregate gain of $0.5 million.

Loss on extinguishment of debt, net
During the six months ended June 30, 2019, we repaid $200.0 million of an unsecured term loan under the Unsecured Credit Facility resulting in a $0.7 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the six months ended June 30, 2018, we repaid $185.0 million of an unsecured term loan under the Unsecured Credit Facility and a $0.2 million secured loan. During the six months ended June 30, 2018, we recognized a $0.4 million loss on extinguishment of debt, net as a result of debt transactions, which includes $0.3 million related to the release of certain properties from the collateral pool of a secured loan in conjunction with a $97.0 million prepayment during the year ended December 31, 2017.

Other
The increase in other expense for the six months ended June 30, 2019 of $0.3 million, as compared to the corresponding period in 2018, was primarily due to a favorable appeal of previously reserved franchise tax during 2018.

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

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of June 30, 2019, our $1.25 billion revolving credit facility (the “Revolving Facility”) had $1.1 billion of undrawn capacity and we had outstanding letters of credit totaling $4.3 million, which reduce available liquidity under the Revolving Facility. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

In May 2019, we issued $400.0 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “2029 Notes”), the net proceeds of which were used to repay outstanding indebtedness under our Unsecured Credit Facility and for general corporate purposes. The 2029 Notes bear interest at a rate of 4.125% per annum, payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2019. The 2029 Notes will mature on May 15, 2029. We may redeem the 2029 Notes prior to maturity at its option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after February 15, 2029 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2029 Notes are our unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness.

In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of our common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the six months ended June 30, 2019, we repurchased 0.8 million shares of common stock under the Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. We incurred commissions of less than $0.1 million in conjunction with the program for the six months ended June 30, 2019. As of June 30, 2019, the Program had $275.0 million of available repurchase capacity.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Directors may deem relevant. We generally intend to maintain a conservative dividend payout ratio. Cash dividends paid to common stockholders for the six months ended June 30, 2019 and 2018 were $167.8 million and $167.6 million, respectively. Our Board of Directors declared a quarterly cash dividend of $0.28 per common share in April 2019 for the second quarter of 2019. The dividend was paid on July 15, 2019 to shareholders of record on July 5, 2019. Our Board of Directors declared a quarterly cash dividend of $0.28 per common share in July 2019 for the third quarter of 2019. The dividend is payable on October 15, 2019 to shareholders of record on October 4, 2019.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30
	2019	2018
Cash flows provided by operating activities	$251,007	$280,353
Cash flows provided by (used in) investing activities	(139,284)	107,986
Cash flows used in financing activities	(149,232)	(397,492)

Brixmor Operating Partnership LP

	Six Months Ended June 30
	2019	2018
Cash flows provided by operating activities	$251,007	$280,353
Cash flows provided by (used in) investing activities	(139,282)	107,986
Cash flows used in financing activities	(149,127)	(397,490)
Cash, cash equivalents and restricted cash for BPG were $13.3 million and $101.6 million as of June 30, 2019 and 2018, respectively. Cash, cash equivalents and restricted cash for the Operating Partnership were $13.2 million and $101.6 million as of June 30, 2019 and 2018, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the six months ended June 30, 2019, our net cash provided by operating activities decreased $29.3 million as compared to the corresponding period in 2018. The decrease is primarily due to (i) a decrease in net operating income due to net disposition activity; (ii) a decrease from net working capital; and (iii) an increase in cash outflows for general and administrative expense; partially offset by (iv) a decrease in cash outflows for interest expense; (v) an increase in same property net operating income; and (vi) an increase in lease termination fees.

Investing Activities
Net cash provided by (used in) investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with leasing and value-enhancing reinvestment efforts.

During the six months ended June 30, 2019, our net cash used in investing activities increased $247.3 million as compared to the corresponding period in 2018. The increase was primarily due to (i) a decrease of $144.3 million in net proceeds from sales of real estate assets; (ii) an increase of $72.2 million in acquisitions of real estate assets; and (iii) an increase of $48.9 million in improvements to and investments in real estate assets; partially offset by (iv) an increase of $18.1 million in proceeds from sale of marketable securities, net of purchases.

Improvements to and investments in real estate assets
During the six months ended June 30, 2019 and 2018, we expended $169.5 million and $120.6 million, respectively, on improvements to and investments in real estate assets. In addition, during the six months ended June 30, 2019 and 2018, insurance proceeds of $1.4 million and $2.8 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing anchor space repositioning, redevelopment, outparcel development, new development and other opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of June 30, 2019, we had

61 projects in process with an aggregate anticipated cost of $414.6 million, of which $186.2 million has been incurred as of June 30, 2019.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the six months ended June 30, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs. During the six months ended June 30, 2018, we acquired one land parcel and one outparcel for an aggregate purchase price of $7.5 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is further downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the six months ended June 30, 2019, we disposed of six shopping centers and three partial shopping centers for aggregate net proceeds of $94.8 million. In addition, during the six months ended June 30, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets. During the six months ended June 30, 2018, we disposed of 15 shopping centers, one partial shopping center and one outparcel for aggregate net proceeds of $238.9 million. In addition, during the six months ended June 30, 2018, we received net proceeds of $0.5 million from previously disposed assets.

Financing Activities
Net cash used in financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the six months ended June 30, 2019, our net cash used in financing activities decreased $248.3 million as compared to the corresponding period in 2018. The decrease was primarily due to (i) a $232.6 million increase in debt borrowings, net of repayments and (ii) a decrease of $18.8 million in repurchases of common stock, partially offset by (iii) a $3.0 million increase in deferred financing and debt extinguishment costs.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable, unsecured credit facilities and a secured loan, with maturities ranging from two years to 11 years, in addition to non-cancelable operating leases pertaining to ground leases and administrative office leases.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding extension options) as of June 30, 2019:

Contractual Obligations (in thousands)	Payment due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Debt(1)	$—	$—	$300,000	$750,000	$995,000	$2,925,453	$4,970,453
Interest payments(2)	91,607	182,115	180,401	169,703	144,604	269,069	1,037,499
Operating leases	3,449	6,916	6,942	6,999	5,612	30,806	60,724
Total	$95,056	$189,031	$487,343	$926,702	$1,145,216	$3,225,328	$6,068,676

(1)	Debt includes scheduled maturities for unsecured notes payable, unsecured credit facilities and a secured loan.

(2)
As of June 30, 2019, we incur variable rate interest on (i) $300.0 million outstanding of a $500.0 million term loan under our Unsecured Credit Facility; (ii) a $350.0 million term loan outstanding; (iii) a $300 million term loan outstanding; (iv) $145.0 million outstanding under our Revolving Facility; and (v) $250.0 million outstanding under our Floating Rate Senior Notes due 2022. We have in place seven interest rate swap agreements with an aggregate notional value of $800.0 million, which effectively convert variable interest payments to fixed interest payments. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the fiscal year ended December 31, 2018. Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of June 30, 2019.

Non-GAAP Performance Measures
We present the non-GAAP performance measures set forth below. These measures should not be considered as alternatives to, or more meaningful than, net income (calculated in accordance with GAAP) or other GAAP financial measures, as an indicator of financial performance and are not alternatives to, or more meaningful than, cash flow from operating activities (calculated in accordance with GAAP) as a measure of liquidity. Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered as supplemental financial results to those calculated in accordance with GAAP. Our computation of these non-GAAP performance measures may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to similarly titled measures presented by such other REITs. Investors are cautioned that items excluded from these non-GAAP performance measures are relevant to understanding and addressing financial performance.

Funds From Operations
NAREIT FFO (defined hereafter) is a supplemental, non-GAAP performance measure utilized to evaluate the operating and financial performance of real estate companies. The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss), calculated in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

Considering the nature of our business as a real estate owner and operator, we believe that NAREIT FFO is useful to investors in measuring our operational and financial performance because the definition excludes items included in net income that do not relate to or are not indicative of our operating and financial performance, such as depreciation and amortization related to real estate, and items which can make periodic and peer analyses of operating and financial performance more difficult, such as gains and losses from the sale of certain real estate assets.

Our reconciliation of net income to NAREIT FFO for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	2019	2018	2019	2018
Net income	$68,960	$80,362	$131,860	$141,384
Depreciation and amortization related to real estate	80,621	90,236	165,018	179,588
Gain on sale of real estate assets	(13,043)	(28,262)	(20,645)	(39,710)
Impairment of real estate assets	6,186	11,927	9,298	27,829
NAREIT FFO	$142,724	$154,263	$285,531	$309,091
NAREIT FFO per diluted share	$0.48	$0.51	$0.96	$1.02
Weighted average diluted shares outstanding	298,893	302,934	298,895	303,614

Same Property Net Operating Income
Same property net operating income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development and completed new development properties which have been stabilized for less than one year) as total property revenues (base rent, expense reimbursements, adjustments for revenues deemed uncollectible, ancillary and other rental income, percentage rents and other revenues) less direct property operating expenses (operating costs, real estate taxes and provision for doubtful accounts). Same property NOI excludes (i) corporate level expenses (including general and administrative), (ii) lease termination fees, (iii) straight-line rental income, net, (iv) accretion of above- and below-market leases and tenant inducements, net, (v) straight-line ground rent expense, and (vi) income (expense) associated with our captive insurance company.

Considering the nature of our business as a real estate owner and operator, we believe that same property NOI is useful to investors in measuring the operating performance of our property portfolio because the definition excludes various items included in net income that do not relate to, or are not indicative of, the operating performance of our properties, such as depreciation and amortization and corporate level expenses (including general and administrative), and because it eliminates disparities in NOI due to the acquisition or disposition of properties or the stabilization of completed new development properties during the period presented and therefore provides a more consistent metric for comparing the operating performance of our real estate between periods.

Comparison of the Three and Six Months Ended June 30, 2019 to the Three and Six Months Ended June 30, 2018

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change

Number of properties	415	415	—	415	415	—
Percent billed	87.8%	89.2%	(1.4%)	87.8%	89.2%	(1.4%)
Percent leased	91.8%	92.5%	(0.7%)	91.8%	92.5%	(0.7%)

Revenues
Rental income	$276,338	$273,332	$3,006	$552,492	$548,373	$4,119
Other revenues	268	288	(20)	1,450	637	813
	276,606	273,620	2,986	553,942	549,010	4,932
Operating expenses
Operating costs	(29,003)	(30,553)	1,550	(59,598)	(62,179)	2,581
Real estate taxes	(42,428)	(41,079)	(1,349)	(85,195)	(82,747)	(2,448)
Provision for doubtful accounts	—	(514)	514	—	(2,621)	2,621
	(71,431)	(72,146)	715	(144,793)	(147,547)	2,754
Same property NOI	$205,175	$201,474	$3,701	$409,149	$401,463	$7,686

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$68,960	$80,362	$131,860	$141,384
Adjustments:
Non-same property NOI	(2,015)	(20,577)	(4,706)	(43,480)
Lease termination fees	(1,514)	(365)	(2,283)	(1,896)
Straight-line rental income, net	(6,184)	(3,784)	(11,220)	(6,881)
Accretion of above- and below-market leases and tenant inducements, net	(3,653)	(7,083)	(7,769)	(13,138)
Straight-line ground rent expense	32	30	63	60
Depreciation and amortization	81,593	91,334	166,988	181,717
Impairment of real estate assets	6,186	11,927	9,298	27,829
General and administrative	25,175	21,320	50,618	43,746
Total other expense	36,595	28,310	76,300	72,122
Same property NOI	$205,175	$201,474	$409,149	$401,463

Inflation
For the last several years inflation has been low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportional share of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended June 30, 2019, the Company repurchased 174,500 shares of common stock under the Program at an average price per share of $17.05 for a total of $3.0 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program during the three months ended June 30, 2019. As of June 30, 2019, the Program had $275.0 million of available repurchase capacity. The following table summarizes share repurchases under the Program for the three months ended June 30, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased (in millions)
April 1, 2019 to April 30, 2019	—	$—	—	$278.0
May 1, 2019 to May 31, 2019	—	—	—	278.0
June 1, 2019 to June 30, 2019	174,500	17.05	174,500	275.0
Total	174,500	$17.05	174,500

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Second Amendment to Employment Agreement, dated April 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.4
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x

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

BRIXMOR PROPERTY GROUP INC.

Date: July 29, 2019	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 29, 2019	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2019	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: July 29, 2019	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 29, 2019	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2019	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)