Form 10-Q
period 2019-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2019-10-28
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 1, 2019, Brixmor Property Group Inc. had 297,846,251 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries; and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms the “Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of September 30, 2019, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.
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
Equity, capital, and non-controlling interests are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent Company through BPG Sub and the General Partner and has in the past and may in the future include OP Units owned by third parties. OP Units owned by third parties, if any, are accounted for in capital in the Operating Partnership’s financial statements and outside of equity in non-controlling interests in the Parent Company’s financial statements.
The Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have material assets other than its indirect investment in the Operating Partnership. Therefore, while equity, capital and non-controlling interests may differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are materially the same on their respective financial statements.
In order to highlight the differences between the Parent Company and the Operating Partnership, there are sections in this report that separately discuss the Parent Company and the Operating Partnership, including separate financial statements (but combined footnotes), separate controls and procedures sections, separate certifications of periodic report under Section 302 of the Sarbanes-Oxley Act of 2002 and separate certifications pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the sections that combine disclosure for the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company.

i

ii

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2018, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional and local economic climates or demographics; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and (10) new developments in the litigation and governmental investigations discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2019	December 31, 2018
Assets
Real estate
Land	$1,779,161	$1,804,504
Buildings and improvements	8,342,194	8,294,273
	10,121,355	10,098,777
Accumulated depreciation and amortization	(2,452,678)	(2,349,127)
Real estate, net	7,668,677	7,749,650

Cash and cash equivalents	29,072	41,745
Restricted cash	2,409	9,020
Marketable securities	19,109	30,243
Receivables, net	223,323	228,297
Deferred charges and prepaid expenses, net	151,125	145,662
Real estate assets held for sale	6,186	2,901
Other assets	60,260	34,903
Total assets	$8,160,161	$8,242,421

Liabilities
Debt obligations, net	$4,852,510	$4,885,863
Accounts payable, accrued expenses and other liabilities	548,288	520,459
Total liabilities	5,400,798	5,406,322

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,323,128 and 305,130,472 shares issued and 297,846,251 and 298,488,516 shares outstanding	2,978	2,985
Additional paid-in capital	3,226,531	3,233,329
Accumulated other comprehensive income (loss)	(13,207)	15,973
Distributions in excess of net income	(456,939)	(416,188)
Total equity	2,759,363	2,836,099
Total liabilities and equity	$8,160,161	$8,242,421
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$292,732	$306,172	$873,424	$935,689
Other revenues	233	308	1,685	996
Total revenues	292,965	306,480	875,109	936,685

Operating expenses
Operating costs	29,573	31,969	90,138	101,340
Real estate taxes	43,688	44,711	130,203	135,383
Depreciation and amortization	82,837	85,183	249,825	266,900
Provision for doubtful accounts	—	3,094	—	6,458
Impairment of real estate assets	8,170	16,372	17,468	44,201
General and administrative	24,550	21,209	75,168	64,955
Total operating expenses	188,818	202,538	562,802	619,237

Other income (expense)
Dividends and interest	128	156	575	356
Interest expense	(47,698)	(55,364)	(142,839)	(165,735)
Gain on sale of real estate assets	25,621	119,333	46,266	159,043
Loss on extinguishment of debt, net	(943)	(19,759)	(1,620)	(20,182)
Other	(401)	(962)	(1,975)	(2,200)
Total other income (expense)	(23,293)	43,404	(99,593)	(28,718)

Net income	$80,854	$147,346	$212,714	$288,730
Per common share:
Net income:
Basic	$0.27	$0.49	$0.71	$0.95
Diluted	$0.27	$0.49	$0.71	$0.95
Weighted average shares:
Basic	298,031	302,170	298,257	303,031
Diluted	298,879	302,382	298,927	303,213
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$80,854	$147,346	$212,714	$288,730
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(5,332)	(1,242)	(29,373)	2,950
Change in unrealized gain (loss) on marketable securities	12	—	193	(40)
Total other comprehensive income (loss)	(5,320)	(1,242)	(29,180)	2,910
Comprehensive income	$75,534	$146,104	$183,534	$291,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2019	298,489	$2,985	$3,233,329	$15,973	$(416,188)	$2,836,099
ASC 842 cumulative adjustment	—	—	—	—	(1,974)	(1,974)
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,839)	(83,839)
Equity based compensation expense	—	—	2,641	—	—	2,641
Other comprehensive loss	—	—	—	(9,925)	—	(9,925)
Issuance of common stock and OP Units	158	2	—	—	—	2
Repurchases of common stock	(660)	(7)	(11,579)	—	—	(11,586)
Share-based awards retained for taxes	—	—	(1,547)	—	—	(1,547)
Net income	—	—	—	—	62,900	62,900
Ending balance, March 31, 2019	297,987	2,980	3,222,844	6,048	(439,101)	2,792,771
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,827)	(83,827)
Equity based compensation expense	—	—	3,353	—	—	3,353
Other comprehensive loss	—	—	—	(13,935)	—	(13,935)
Issuance of common stock and OP Units	34	—	—	—	—	—
Repurchases of common stock	(175)	(2)	(2,975)	—	—	(2,977)
Share-based awards retained for taxes	—	—	(164)	—	—	(164)
Net income	—	—	—	—	68,960	68,960
Ending balance, June 30, 2019	297,846	2,978	3,223,058	(7,887)	(453,968)	2,764,181
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,825)	(83,825)
Equity based compensation expense	—	—	3,473	—	—	3,473
Other comprehensive loss	—	—	—	(5,320)	—	(5,320)
Net income	—	—	—	—	80,854	80,854
Ending balance, September 30, 2019	297,846	$2,978	$3,226,531	$(13,207)	$(456,939)	$2,759,363
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

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$212,714	$288,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,825	266,900
Debt premium and discount amortization	1,053	(2,804)
Deferred financing cost amortization	5,299	4,909
Accretion of above- and below-market leases, net	(14,125)	(20,644)
Impairment of real estate assets	17,468	44,201
Gain on sale of real estate assets	(46,266)	(159,043)
Equity based compensation, net	8,847	8,006
Other	2,694	2,587
Loss on extinguishment of debt, net	1,620	20,182
Changes in operating assets and liabilities:
Receivables, net	(13,532)	1,416
Deferred charges and prepaid expenses	(30,138)	(35,840)
Other assets	(74)	3,637
Accounts payable, accrued expenses and other liabilities	4,548	(22,055)
Net cash provided by operating activities	399,933	400,182

Investing activities:
Improvements to and investments in real estate assets	(282,211)	(185,048)
Acquisitions of real estate assets	(79,634)	(8,994)
Proceeds from sales of real estate assets	239,838	676,959
Purchase of marketable securities	(36,045)	(27,923)
Proceeds from sale of marketable securities	47,509	25,076
Net cash provided by (used in) investing activities	(110,543)	480,070

Financing activities:
Repayment of secured debt obligations	—	(518,308)
Repayment of borrowings under unsecured revolving credit facility	(541,000)	(74,000)
Proceeds from borrowings under unsecured revolving credit facility	235,000	215,000
Proceeds from unsecured notes	771,623	250,000
Repayment of borrowings under unsecured term loans	(500,000)	(435,000)
Deferred financing and debt extinguishment costs	(6,689)	(29,017)
Distributions to common stockholders	(251,334)	(250,886)
Repurchases of common shares	(14,563)	(81,935)
Repurchases of common shares in conjunction with equity award plans	(1,711)	(1,864)
Net cash used in financing activities	(308,674)	(926,010)

Net change in cash, cash equivalents and restricted cash	(19,284)	(45,758)
Cash, cash equivalents and restricted cash at beginning of period	50,765	110,777
Cash, cash equivalents and restricted cash at end of period	$31,481	$65,019

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$29,072	$19,607
Restricted cash	2,409	45,412
Cash, cash equivalents and restricted cash at end of period	$31,481	$65,019

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,401 and $1,798	$134,507	$173,079
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2019	December 31, 2018
Assets
Real estate
Land	$1,779,161	$1,804,504
Buildings and improvements	8,342,194	8,294,273
	10,121,355	10,098,777
Accumulated depreciation and amortization	(2,452,678)	(2,349,127)
Real estate, net	7,668,677	7,749,650

Cash and cash equivalents	29,054	41,619
Restricted cash	2,409	9,020
Marketable securities	18,886	30,023
Receivables, net	223,323	228,297
Deferred charges and prepaid expenses, net	151,125	145,662
Real estate assets held for sale	6,186	2,901
Other assets	60,260	34,903
Total assets	$8,159,920	$8,242,075

Liabilities
Debt obligations, net	$4,852,510	$4,885,863
Accounts payable, accrued expenses and other liabilities	548,288	520,459
Total liabilities	5,400,798	5,406,322

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 305,323,128 and 305,130,472 units issued and 297,846,251 and 298,488,516 units outstanding	2,772,321	2,819,770
Accumulated other comprehensive income (loss)	(13,199)	15,983
Total capital	2,759,122	2,835,753
Total liabilities and capital	$8,159,920	$8,242,075
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$292,732	$306,172	$873,424	$935,689
Other revenues	233	308	1,685	996
Total revenues	292,965	306,480	875,109	936,685

Operating expenses
Operating costs	29,573	31,969	90,138	101,340
Real estate taxes	43,688	44,711	130,203	135,383
Depreciation and amortization	82,837	85,183	249,825	266,900
Provision for doubtful accounts	—	3,094	—	6,458
Impairment of real estate assets	8,170	16,372	17,468	44,201
General and administrative	24,550	21,209	75,168	64,955
Total operating expenses	188,818	202,538	562,802	619,237

Other income (expense)
Dividends and interest	128	156	575	356
Interest expense	(47,698)	(55,364)	(142,839)	(165,735)
Gain on sale of real estate assets	25,621	119,333	46,266	159,043
Loss on extinguishment of debt, net	(943)	(19,759)	(1,620)	(20,182)
Other	(401)	(962)	(1,975)	(2,200)
Total other income (expense)	(23,293)	43,404	(99,593)	(28,718)

Net income	$80,854	$147,346	$212,714	$288,730
Per common unit:
Net income:
Basic	$0.27	$0.49	$0.71	$0.95
Diluted	$0.27	$0.49	$0.71	$0.95
Weighted average units:
Basic	298,031	302,170	298,257	303,031
Diluted	298,879	302,382	298,927	303,213
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$80,854	$147,346	$212,714	$288,730
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(5,332)	(1,242)	(29,373)	2,950
Change in unrealized gain (loss) on marketable securities	11	(4)	191	(42)
Total other comprehensive income (loss)	(5,321)	(1,246)	(29,182)	2,908
Comprehensive income	$75,533	$146,100	$183,532	$291,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2019	$2,819,770	$15,983	$2,835,753
ASC 842 cumulative adjustment	(1,974)	—	(1,974)
Distributions to partners	(83,964)	—	(83,964)
Equity based compensation expense	2,641	—	2,641
Other comprehensive loss	—	(9,925)	(9,925)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(11,586)	—	(11,586)
Share-based awards retained for taxes	(1,547)	—	(1,547)
Net income	62,900	—	62,900
Ending balance, March 31, 2019	2,786,242	6,058	2,792,300
Distributions to partners	(83,597)	—	(83,597)
Equity based compensation expense	3,353	—	3,353
Other comprehensive loss	—	(13,936)	(13,936)
Issuance of OP Units	—	—	—
Repurchases of OP Units	(2,977)	—	(2,977)
Share-based awards retained for taxes	(164)	—	(164)
Net income	68,960	—	68,960
Ending balance, June 30, 2019	2,771,817	(7,878)	2,763,939
Distributions to partners	(83,823)	—	(83,823)
Equity based compensation expense	3,473	—	3,473
Other comprehensive loss	—	(5,321)	(5,321)
Net income	80,854	—	80,854
Ending balance, September 30, 2019	$2,772,321	$(13,199)	$2,759,122
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income	Total
Beginning balance, January 1, 2018	$2,883,875	$24,224	$2,908,099
Distributions to partners	(83,479)	—	(83,479)
Equity based compensation expense	2,484	—	2,484
Other comprehensive income	—	4,688	4,688
Issuance of OP Units	1	—	1
Repurchases of OP Units	(29,765)	—	(29,765)
Share-based awards retained for taxes	(1,722)	—	(1,722)
Net income	61,022	—	61,022
Ending balance, March 31, 2018	2,832,416	28,912	2,861,328
Distributions to partners	(83,584)	—	(83,584)
Equity based compensation expense	2,784	—	2,784
Other comprehensive loss	—	(534)	(534)
Issuance of OP Units	1	—	1
Repurchases of OP Units	(3,500)	—	(3,500)
Share-based awards retained for taxes	(133)	—	(133)
Net income	80,362	—	80,362
Ending balance, June 30, 2018	2,828,346	28,378	2,856,724
Distributions to partners	(82,865)	—	(82,865)
Equity based compensation expense	2,738	—	2,738
Other comprehensive loss	—	(1,246)	(1,246)
Repurchases of OP Units	(48,670)	—	(48,670)
Share-based awards retained for taxes	(9)	—	(9)
Net income	147,346	—	147,346
Ending balance, September 30, 2018	$2,846,886	$27,132	$2,874,018
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$212,714	$288,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,825	266,900
Debt premium and discount amortization	1,053	(2,804)
Deferred financing cost amortization	5,299	4,909
Accretion of above- and below-market leases, net	(14,125)	(20,644)
Impairment of real estate assets	17,468	44,201
Gain on sale of real estate assets	(46,266)	(159,043)
Equity based compensation, net	8,847	8,006
Other	2,694	2,587
Loss on extinguishment of debt, net	1,620	20,182
Changes in operating assets and liabilities:
Receivables, net	(13,532)	1,416
Deferred charges and prepaid expenses	(30,138)	(35,840)
Other assets	(74)	3,637
Accounts payable, accrued expenses and other liabilities	4,548	(22,055)
Net cash provided by operating activities	399,933	400,182

Investing activities:
Improvements to and investments in real estate assets	(282,211)	(185,048)
Acquisitions of real estate assets	(79,634)	(8,994)
Proceeds from sales of real estate assets	239,838	676,959
Purchase of marketable securities	(36,042)	(27,922)
Proceeds from sale of marketable securities	47,509	25,076
Net cash provided by (used in) investing activities	(110,540)	480,071

Financing activities:
Repayment of secured debt obligations	—	(518,308)
Repayment of borrowings under unsecured revolving credit facility	(541,000)	(74,000)
Proceeds from borrowings under unsecured revolving credit facility	235,000	215,000
Proceeds from unsecured notes	771,623	250,000
Repayment of borrowings under unsecured term loans	(500,000)	(435,000)
Deferred financing and debt extinguishment costs	(6,689)	(29,017)
Partner distributions and repurchases of OP Units	(267,503)	(334,681)
Net cash used in financing activities	(308,569)	(926,006)

Net change in cash, cash equivalents and restricted cash	(19,176)	(45,753)
Cash, cash equivalents and restricted cash at beginning of period	50,639	110,747
Cash, cash equivalents and restricted cash at end of period	$31,463	$64,994

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$29,054	$19,582
Restricted cash	2,409	45,412
Cash, cash equivalents and restricted cash at end of period	$31,463	$64,994

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,401 and $1,798	$134,507	$173,079
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of September 30, 2019, the Company’s portfolio was comprised of 409 shopping centers (the “Portfolio”) totaling approximately 72 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

Deferred Leasing and Financing Costs
Costs incurred in executing tenant leases and long-term financings are capitalized and amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. For tenant leases, capitalized costs incurred include tenant improvements and leasing commissions. In connection with the adoption of ASC 842, the Company no longer capitalizes partial salaries and/or indirect legal fees incurred in executing tenant leases. These amounts were capitalized under previous guidance. For long-term financings, capitalized costs incurred include bank and legal fees. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, on the Company’s unaudited Condensed Consolidated

Statements of Operations and in Operating activities on the Company’s unaudited Condensed Consolidated Statements of Cash Flows.

Revenue Recognition and Receivables
The Company enters into agreements with tenants which convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under ASC 842. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on the Company’s unaudited Condensed Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on the accompanying unaudited Condensed Consolidated Balance Sheets. The Company commences recognizing rental revenue based on the date it makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes by the lessee and are recognized in the period the applicable expenditures are incurred.

In connection with the adoption of ASC 842, the Company has evaluated the lease and non-lease components within its leases and has elected the practical expedient to present lease and non-lease components in its lease agreements as one component. As such, the Company accounts for rental revenue (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. Additionally, the Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee. Percentage rents are recognized upon the achievement of certain pre-determined sales levels and are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by the Company with the applicable property are met.

The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes individual tenant receivables and considers tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Prior period Provision for doubtful accounts is included in Operating expenses on the Company's unaudited Condensed Consolidated Statements of Operations in accordance with the Company's previous presentation and has not been reclassified to Rental income.

Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for neighborhood and community shopping centers that it operates and office leases for administrative space. In connection with the adoption of ASC 842, the Company evaluated these agreements and determined that they meet the criteria for recognition as leases under ASC 842. For these agreements the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancellable lease term. As the discount rates implicit in the leases are not readily determinable, the Company uses its incremental secured borrowing rate, based on the information available at the commencement date of each lease, to determine the present value of the associated lease payments. The lease terms utilized by the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company evaluates many factors, including current and future lease cash flows, when determining if an option to extend or terminate should be included in the non-cancellable period. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancellable lease term. The Company has elected to apply the short-term lease exemption within ASC 842 and has not recorded an ROU asset or lease liability for leases with terms of less than 12 months. Additionally, leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes by the Company.

In connection with the adoption of ASC 842, the Company has evaluated the lease and non-lease components within its leases and has elected the practical expedient to present lease and non-lease components in its lease agreements as one component. As such, the Company accounts for lease payments (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. Additionally, the Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component. These amounts are included in Operating expenses on the Company’s unaudited Condensed Consolidated Statements of Operations.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2019 and December 31, 2018. Open tax years generally range from 2016 through 2018, but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU 2018-10, “Codification Improvements to Topic 842”; ASU 2018-11, “Targeted Improvements”; and ASU 2018-20, “Narrow-Scope Improvements for Lessors”. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize an ROU asset and a lease liability for all leases with terms of greater than 12 months, regardless of their classification. Leases with terms of 12 months or less qualify for the short-term lease recognition exemption and may be accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases.

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

•
The Company applied ASC 842 as of the effective date. Therefore, the Company’s reporting for the comparative periods presented in the unaudited Condensed Consolidated Financial Statements of the Company will continue to be in accordance with ASC 840, however certain prior period balances on the accompanying unaudited Condensed Consolidated Statements of Operations have been reclassified to conform to the current period presentation. The Company recognized a $2.0 million cumulative adjustment to decrease retained earnings for indirect leasing costs capitalized for executed leases that had not commenced as of the adoption date of ASC 842. (ASU 2018-11)

•
The Company elected, by class of underlying asset, not to separate non-lease components from the associated lease components and instead account for them as a single component. This resulted in the consolidation of Rental income and Expense reimbursements on the Company’s unaudited Condensed Consolidated Statements of Operations. (ASU 2018-11)

Lessee
For leases where the Company is the lessee, primarily for the Company’s ground leases and administrative office leases, the Company was required to record an ROU asset and a lease liability on its unaudited Condensed Consolidated Balance Sheets on the effective date. The Company elected to apply the short-term lease recognition exemption for all leases that qualified.

Lessor
For leases where the Company is the lessor, the Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. In addition, initial direct leasing costs continue to be capitalized, however, indirect leasing costs previously capitalized are being expensed under ASC 842. During the three and nine months ended September 30, 2018, the Company capitalized $3.2 million and $8.7 million, respectively, of indirect leasing costs, including leasing payroll and legal costs.

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

2. Acquisition of Real Estate
During the nine months ended September 30, 2019, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Parmer Crossing	Austin, TX	Apr-19	N/A	$2,197
Centennial Shopping Center	Englewood, CO	Apr-19	113,682	18,011
Plymouth Square Shopping Center(3)	Conshohocken, PA	May-19	235,728	56,909
Leases at Baytown Shopping Center	Baytown, TX	Jun-19	N/A	2,517
			349,410	$79,634

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Aggregate purchase price includes $1.2 million of transaction costs.

(3)	GLA excludes square footage related to the anticipated relocation of the Company's regional office. Total acquired GLA is 288,718 square feet.

During the nine months ended September 30, 2018, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Arborland Center	Ann Arbor, MI	Jun-18	N/A	$5,554
Outparcel adjacent to Lehigh Shopping Center	Bethlehem, PA	Jun-18	12,739	1,899
Outparcel building adjacent to Beneva Village Shoppes	Sarasota, FL	Jul-18	3,710	1,541
			16,449	$8,994

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Aggregate purchase price includes $0.2 million of transaction costs.

The aggregate purchase price of the assets acquired during the nine months ended September 30, 2019 and 2018, respectively, has been allocated as follows:

	Nine Months Ended September 30,
Assets	2019	2018
Land	$25,953	$6,078
Buildings	45,781	2,448
Building and tenant improvements	5,832	238
Above-market leases(1)	155	—
In-place leases(2)	6,923	304
Total assets	84,644	9,068

Liabilities
Below-market leases(3)	5,010	74
Other liabilities	—	—
Total liabilities	5,010	74
Net assets acquired	$79,634	$8,994

(1)	The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the nine months ended September 30, 2019 was 10.4 years.

(2)
The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the nine months ended September 30, 2019 and 2018 was 8.8 years and 4.8 years, respectively.

(3)
The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the nine months ended September 30, 2019 and 2018 was 24.3 years and 4.8 years, respectively.

3. Dispositions and Assets Held for Sale
During the three months ended September 30, 2019, the Company disposed of 12 shopping centers and one partial shopping center for aggregate net proceeds of $144.6 million resulting in aggregate gain of $25.5 million and aggregate impairment of $8.2 million. In addition, during the three months ended September 30, 2019, the Company received aggregate net proceeds of $0.1 million from previously disposed assets resulting in aggregate gain of $0.1 million.
During the nine months ended September 30, 2019, the Company disposed of 18 shopping centers and four partial shopping centers for aggregate net proceeds of $239.4 million resulting in aggregate gain of $46.0 million and aggregate impairment of $14.4 million. In addition, during the nine months ended September 30, 2019, the Company received aggregate net proceeds of $0.4 million from previously disposed assets resulting in aggregate gain of $0.3 million.

During the three months ended September 30, 2018, the Company disposed of 26 shopping centers and two partial shopping centers for aggregate net proceeds of $437.4 million resulting in aggregate gain of $119.3 million and aggregate impairment of $4.2 million. During the nine months ended September 30, 2018, the Company disposed of 42 shopping centers and two partial shopping centers for aggregate net proceeds of $676.5 million resulting in aggregate gain of $158.5 million and aggregate impairment of $28.4 million. In addition, during the nine months ended September 30, 2018, the Company received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million.

As of September 30, 2019 and December 31, 2018, the Company had one property in each period held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	September 30, 2019	December 31, 2018
Land	$1,720	$1,220
Buildings and improvements	6,372	2,927
Accumulated depreciation and amortization	(2,124)	(1,334)
Real estate, net	5,968	2,813
Other assets	218	88
Assets associated with real estate assets held for sale	$6,186	$2,901

There were no discontinued operations for the three and nine months ended September 30, 2019 and 2018 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2019	December 31, 2018
Land	$1,779,161	$1,804,504
Buildings and improvements:
Buildings and tenant improvements(1)	7,712,129	7,626,363
Lease intangibles(2)	630,065	667,910
	10,121,355	10,098,777
Accumulated depreciation and amortization(3)	(2,452,678)	(2,349,127)
Total	$7,668,677	$7,749,650

(1)	As of September 30, 2019 and December 31, 2018, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $46.5 million and $41.7 million, respectively.

(2)
As of September 30, 2019 and December 31, 2018, Lease intangibles consisted of $569.0 million and $601.0 million, respectively, of in-place leases and $61.1 million and $66.9 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(3)
As of September 30, 2019 and December 31, 2018, Accumulated depreciation and amortization included $540.4 million and $560.3 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of September 30, 2019 and December 31, 2018, the Company had intangible liabilities relating to below-market leases of $378.2 million and $392.9 million, respectively, and accumulated accretion of $267.3 million and

$266.1 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended September 30, 2019 and 2018 was $4.5 million and $5.8 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the nine months ended September 30, 2019 and 2018 was $14.1 million and $20.6 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2019 and 2018 was $6.7 million and $8.0 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2019 and 2018 was $19.5 million and $27.2 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2019 (remaining three months)	$(4,204)	$5,801
2020	(14,406)	18,708
2021	(11,820)	13,696
2022	(9,814)	9,556
2023	(8,471)	6,928

Hurricane Michael Impact
On October 7, 2018, Hurricane Michael struck Florida resulting in widespread damage and flooding. The Company has two properties, totaling 0.4 million square feet of GLA, which were impacted. The Company maintains comprehensive property insurance on these properties, including business interruption insurance.

As of September 30, 2019, the Company’s assessment of the damages sustained to its properties from Hurricane Michael has resulted in cumulative accelerated depreciation of $13.7 million, representing the estimated net book value of damaged assets. The Company also recognized a corresponding receivable for estimated property insurance recoveries. As such, there was no impact to net income during the three and nine months ended September 30, 2019 and year ended December 31, 2018. As of September 30, 2019, the Company has received property insurance proceeds of $6.3 million and has a remaining receivable balance of $7.4 million, which is included in Receivables on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

The Company recognized the following impairments during the three months ended September 30, 2019:

Three Months Ended September 30, 2019
Property Name(1)	Location	GLA	Impairment Charge
Parcel at Mansell Crossing(2)	Alpharetta, GA	51,615	$5,777
Glendale Galleria(2)	Glendale, AZ	119,525	2,197
Westview Center(2)	Hanover Park, IL	321,382	170
North Hills Village(2)	Haltom City, TX	43,299	26
		535,821	$8,170

(1)
The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the three months ended September 30, 2019.

The Company recognized the following impairments during the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
Property Name(1)	Location	GLA	Impairment Charge
Westview Center(2)	Hanover Park, IL	321,382	$6,356
Parcel at Mansell Crossing(2)	Alpharetta, GA	51,615	5,777
Brice Park	Reynoldsburg, OH	158,565	3,112
Glendale Galleria(2)	Glendale, AZ	119,525	2,197
North Hills Village(2)	Haltom City, TX	43,299	26
		694,386	$17,468

(1)
The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the nine months ended September 30, 2019.

The Company recognized the following impairments during the three months ended September 30, 2018:

Three Months Ended September 30, 2018
Property Name(1)	Location	GLA	Impairment Charge
Westview Center(2)	Hanover Park, IL	321,382	$5,916
Wadsworth Crossings(3)	Wadsworth, OH	118,145	3,411
Brooksville Square(3)	Brooksville, FL	96,361	2,740
Sterling Bazaar(3)	Peoria, IL	87,359	1,531
Plantation Plaza(3)	Clute, TX	99,141	1,228
Smith’s(3)	Socorro, NM	48,000	1,200
Shops of Riverdale(3)	Riverdale, GA	16,808	155
Dover Park Plaza(3)	Yardville, NJ	56,638	117
Klein Square(3)	Spring, TX	80,636	49
Parcel at Elk Grove Town Center(3)	Elk Grove Village, IL	72,385	19
Mount Carmel Plaza(3)	Glenside, PA	14,504	6
		1,011,359	$16,372

(1)	The Company recognized impairment charges based upon a change in the anticipated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the nine months ended September 30, 2019.

(3)	The Company disposed of this property during the year ended December 31, 2018.

The Company recognized the following impairments during the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
Property Name(1)	Location	GLA	Impairment Charge
County Line Plaza(2)	Jackson, MS	221,127	$10,181
Southland Shopping Plaza(2)	Toledo, OH	285,278	7,077
Westview Center(3)	Hanover Park, IL	321,382	5,916
Roundtree Place(2)	Ypsilanti, MI	246,620	4,317
Skyway Plaza	St. Petersburg, FL	110,799	3,639
Wadsworth Crossings(2)	Wadsworth, OH	118,145	3,411
Brooksville Square(2)	Brooksville, FL	96,361	2,740
Sterling Bazaar(2)	Peoria, IL	87,359	1,531
Pensacola Square(2)	Pensacola, FL	142,767	1,345
Plantation Plaza(2)	Clute, TX	99,141	1,228
Smith’s(2)	Socorro, NM	48,000	1,200
Dover Park Plaza(2)	Yardville, NJ	56,638	555
Parcel at Elk Grove Town Center(2)	Elk Grove Village, IL	72,385	538
Crossroads Centre(2)	Fairview Heights, IL	242,752	204
Shops of Riverdale(2)	Riverdale, GA	16,808	155
Mount Carmel Plaza(2)	Glenside, PA	14,504	115
Klein Square(2)	Spring, TX	80,636	49
		2,260,702	$44,201

(1)	The Company recognized impairment charges based upon a change in the anticipated hold period of these properties in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2018.

(3)	The Company disposed of this property during the nine months ended September 30, 2019.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the three and nine months ended September 30, 2019, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2018, the Company entered into four forward starting interest rate swap agreements with an effective date of January 2, 2019, an aggregate notional value of $300.0 million, a weighted average fixed rate of 2.61% and an expiration date of July 26, 2024.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2019 and December 31, 2018 is as follows:

	Number of Instruments		Notional Amount
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest Rate Swaps	7	10	$800,000	$1,200,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of September 30, 2019 and December 31, 2018, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2019	December 31, 2018
Gross derivative assets	$3,810	$18,630
Gross derivative liabilities	(17,124)	(2,571)
Net derivative assets (liabilities)	$(13,314)	$16,059

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Change in unrealized gain (loss) on interest rate swaps	$(4,125)	$1,868	$(23,375)	$12,103
Accretion of interest rate swaps to interest expense	(1,207)	(3,110)	(5,998)	(9,153)
Change in unrealized gain (loss) on interest rate swaps, net	$(5,332)	$(1,242)	$(29,373)	$2,950

The Company estimates that less than $0.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2019 and 2018.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2019 and December 31, 2018, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of September 30, 2019 and December 31, 2018, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2019	December 31, 2018	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loan
Secured loan(2)	$7,000	$7,000	4.40%	2024
Net unamortized premium	224	262
Net unamortized debt issuance costs	(39)	(45)
Total secured loan, net	$7,185	$7,217

Notes payable
Unsecured notes(3)(4)	$4,218,453	$3,468,453	3.25% – 7.97%	2022 – 2029
Net unamortized premium (discount)	11,152	(11,562)
Net unamortized debt issuance costs	(24,726)	(20,877)
Total notes payable, net	$4,204,879	$3,436,014

Unsecured Credit Facility and term loans
Unsecured Credit Facility - $500 Million Term Loan	$—	$500,000	—	2021
Unsecured Credit Facility - Revolving Facility	—	306,000	—	2023
Unsecured $350 Million Term Loan(4)	350,000	350,000	3.35%	2023
Unsecured $300 Million Term Loan(5)	300,000	300,000	3.35%	2024
Net unamortized debt issuance costs	(9,554)	(13,368)
Total Unsecured Credit Facility and term loans	$640,446	$1,442,632

Total debt obligations, net	$4,852,510	$4,885,863

(1)	Stated interest rates as of September 30, 2019 do not include the impact of the Company’s interest rate swap agreements (described below).

(2)	The Company’s secured loan is collateralized by a property with a carrying value of approximately $16.4 million as of September 30, 2019.

(3)	The weighted average stated interest rate on the Company’s unsecured notes was 3.83% as of September 30, 2019.

(4)
Effective November 1, 2016, the Company has in place three interest rate swap agreements that convert the variable interest rate on $150.0 million of the Company’s $250.0 million Floating Rate Senior Notes due 2022, issued on August 31, 2018 (the “2022 Notes”) to a fixed, combined interest rate of 1.11% (plus a spread of 105 basis points) and the Company’s $350.0 million term loan agreement, as amended December 12, 2018, (the “$350 Million Term Loan”) to a fixed, combined interest rate of 1.11% (plus a spread of 125 basis points) through July 30, 2021.

(5)
Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300 million term loan agreement, as amended December 12, 2018 (the “$300 Million Term Loan”) to a fixed, combined interest rate of 2.61% (plus a spread of 125 basis points) through July 26, 2024.

2019 Debt Transactions
In May 2019, the Operating Partnership issued $400.0 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “2029 Notes”) at 99.804% of par, the net proceeds of which were used to repay outstanding indebtedness under the Operating Partnership’s senior unsecured credit facility agreement, as amended December 12, 2018 (the “Unsecured Credit Facility”), and for general corporate purposes. The 2029 Notes bear interest at a rate of 4.125% per annum, payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2019. The 2029 Notes will mature on May 15, 2029. The Operating Partnership may redeem the 2029 Notes prior to maturity at its option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after February 15, 2029 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2029 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness.

In August 2019, the Operating Partnership issued $350.0 million aggregate principal amount of 4.125% Senior Notes due 2029 at 106.402% of par, the net proceeds of which were used to repay outstanding indebtedness under the Unsecured Credit Facility and for general corporate purposes. The notes have substantially identical terms as, constitute a further issuance of, and form a single series with, the Operating Partnership’s outstanding 2029 Notes.

During the nine months ended September 30, 2019, the Company repaid $806.0 million of indebtedness under the Unsecured Credit Facility, including $500.0 million of unsecured term loans and $306.0 million of the Operating Partnership’s $1.25 billion revolving credit facility (the “Revolving Facility”), net of borrowings. These repayments were funded primarily with proceeds from the issuance of the 2029 Notes. Additionally, during the nine months ended September 30, 2019, the Company recognized a $1.6 million loss on extinguishment of debt, net as a result of debt transactions. Loss on extinguishment of debt, net includes $1.6 million of accelerated unamortized debt issuance costs.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2019.

Debt Maturities
As of September 30, 2019 and December 31, 2018, the Company had accrued interest of $36.0 million and $34.0 million outstanding, respectively. As of September 30, 2019, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2019 (remaining three months)	$—
2020	—
2021	—
2022	750,000
2023	850,000
Thereafter	3,275,453
Total debt maturities	4,875,453
Net unamortized premium	11,376
Net unamortized debt issuance costs	(34,319)
Total debt obligations, net	$4,852,510

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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2019		December 31, 2018
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loans	$7,185	$7,309	$7,217	$7,072
Notes payable	4,204,879	4,415,073	3,436,014	3,372,418
Unsecured Credit Facility and term loans	640,446	652,515	1,442,632	1,452,382
Total debt obligations, net	$4,852,510	$5,074,897	$4,885,863	$4,831,872

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,109	$1,074	$18,035	$—
Interest rate derivatives	$3,810	$—	$3,810	$—

Liabilities:
Interest rate derivatives	$(17,124)	$—	$(17,124)	$—

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$30,243	$1,756	$28,487	$—
Interest rate derivatives	$18,630	$—	$18,630	$—

Liabilities:
Interest rate derivatives	$(2,571)	$—	$(2,571)	$—

(1)
As of September 30, 2019 and December 31, 2018, marketable securities included $0.1 million of net unrealized gains and $0.1 million of net unrealized losses, respectively. As of September 30, 2019, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the nine months ended September 30, 2019 and during the year ended December 31, 2018, excluding the properties sold prior to September 30, 2019 and December 31, 2018, respectively:

	Fair Value Measurements as of September 30, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$9,700	$—	$—	$9,700	$3,112

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(3)(4)(5)	$31,725	$—	$—	$31,725	$16,303

(1)	Excludes properties disposed of prior to September 30, 2019.

(2)	The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the nine months ended September 30, 2019 includes $9.7 million related to Brice Park.

(3)	Excludes properties disposed of prior to December 31, 2018.

(4)	The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2018 includes $26.1 million related to Westview Center.

(5)
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

9. Revenue Recognition
The Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers. Revenue is primarily generated through lease agreements and classified as Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. These agreements include retail shopping center unit leases; ground leases; ancillary leases or agreements, such as agreements with tenants for cellular towers, ATMs, and short-term or seasonal retail (e.g. Halloween or Christmas-related retail); and reciprocal easement agreements. The agreements range in term from less than one year to 25 or more years, with certain agreements containing extension options. These extension options range from as little as one month to five or more years. The Company’s retail shopping center leases generally require tenants to pay their proportionate share of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes.

As of September 30, 2019, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. Additionally, the table does not include variable lease payments which may be received under certain leases for the reimbursement of property operating expenses or percentage rents. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

Year ending December 31,	Operating Leases
2019 (remaining three months)	$212,057
2020	811,776
2021	711,393
2022	601,482
2023	502,045
Thereafter	1,753,242

Minimum Annual Base Rents As Presented Under ASC 840
Future minimum annual base rents as of and in-place at December 31, 2018 to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. Future minimum annual base rents also do not include payments which may be received under certain leases for the reimbursement of property operating expenses or percentage rents.

Year ending December 31,	Operating Leases
2019	$811,381
2020	709,230
2021	599,367
2022	490,087
2023	392,892
Thereafter	1,368,278

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for neighborhood and community shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing extension options for up to an additional 100 years. As of September 30, 2019 the Company is not including any options to extend or any termination options in its ROU asset, as the exercise of such options is not reasonably certain. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancellable period of the lease. Certain agreements require the Company to pay its proportionate share of reimbursable expenses such as common area expenses, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following table presents additional information pertaining to the Company’s operating leases:

Supplemental Statements of Operations Information	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$1,705	$5,121
Short-term lease costs	9	29
Variable lease costs	80	336
Total lease costs	$1,794	$5,486

Supplemental Statements of Cash Flows Information	Nine Months Ended September 30, 2019
Operating cash outflows from operating leases	$5,226
ROU assets obtained in exchange for operating lease liabilities	$44,354

Operating Lease Liabilities	As of September 30, 2019
Future minimum operating lease payments:
2019 (remaining three months)	$1,725
2020	6,916
2021	6,942
2022	6,999
2023	5,611
Thereafter	30,807
Total future minimum operating lease payments	59,000
Less: imputed interest	(13,396)
Operating lease liabilities	$45,604

Supplemental Balance Sheets Information	As of September 30, 2019
Operating lease liabilities(1)(2)	$45,604
ROU assets(1)(3)	$40,599

(1)	As of September 30, 2019, the weighted average remaining lease term was 11.1 years and the weighted average discount rate was 4.30%.

(2)	These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

(3)	These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2019, there were no material leases that have been executed but not yet commenced.

Minimum Annual Rental Commitments As Presented Under ASC 840
Minimum annual rental commitments as of and in-place at December 31, 2018 for the Company's ground and office leases during the next five years and thereafter are as follows:

Year ending December 31,
2019	$6,929
2020	6,948
2021	7,157
2022	7,233
2023	5,827
Thereafter	43,876
Total minimum annual rental commitments	$77,970

11. Equity and Capital
Share Repurchase Program
In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the nine months ended September 30, 2019, the Company repurchased 0.8 million shares of common stock under the Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program for the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company repurchased 4.9 million shares of common stock under the Program at an average price per share of $16.71 for a total of $81.9 million, excluding commissions. The Company incurred commissions of $0.1 million in conjunction with the Program for the nine months ended September 30, 2018. As of September 30, 2019, the Program had $275.0 million of available repurchase capacity.
Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the nine months ended September 30, 2019 and 2018, the Company withheld 0.1 million shares.

Dividends and Distributions
During the three months ended September 30, 2019 and 2018, the Company declared common stock dividends and OP Unit distributions of $0.280 per share/unit and $0.275 per share/unit, respectively. As of September 30, 2019 and December 31, 2018, the Company had declared but unpaid common stock dividends and OP Unit distributions of $85.4 million and $85.3 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based vesting conditions, which contain a threshold, target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.8 million and 0.8 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 20.0% to 21.0% and 29.0% to 32.0%, respectively; (ii) a weighted average risk-free interest rate of 2.55% and 2.43% to 2.53%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.6% and 5.6%, respectively.

During the three months ended September 30, 2019 and 2018, the Company recognized $3.5 million and $2.7 million of equity compensation expense, respectively, of which $0.2 million and $0.0 million was capitalized, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized $9.5 million and $8.0 million of equity compensation expense, respectively, of which $0.6 million and $0.0 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2019, the Company had $18.8 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Computation of Basic Earnings Per Share:
Net income	$80,854	$147,346	$212,714	$288,730
Non-forfeitable dividends on unvested restricted shares	(176)	(162)	(484)	(264)
Net income attributable to the Company’s common stockholders for basic earnings per share	$80,678	$147,184	$212,230	$288,466

Weighted average number shares outstanding – basic	298,031	302,170	298,257	303,031

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.27	$0.49	$0.71	$0.95

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$80,678	$147,184	$212,230	$288,466

Weighted average shares outstanding – basic	298,031	302,170	298,257	303,031
Effect of dilutive securities:
Equity awards	848	212	670	182
Weighted average shares outstanding – diluted	298,879	302,382	298,927	303,213

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.27	$0.49	$0.71	$0.95

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Computation of Basic Earnings Per Unit:
Net income	$80,854	$147,346	$212,714	$288,730
Non-forfeitable dividends on unvested restricted units	(176)	(162)	(484)	(264)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$80,678	$147,184	$212,230	$288,466

Weighted average number common units outstanding – basic	298,031	302,170	298,257	303,031

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.27	$0.49	$0.71	$0.95

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$80,678	$147,184	$212,230	$288,466

Weighted average common units outstanding – basic	298,031	302,170	298,257	303,031
Effect of dilutive securities:
Equity awards	848	212	670	182
Weighted average common units outstanding – diluted	298,879	302,382	298,927	303,213

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.27	$0.49	$0.71	$0.95

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

As previously disclosed, on August 1, 2019, the Company finalized a settlement with the SEC with respect to matters initially disclosed on February 8, 2016 relating to a review conducted by the Audit Committee of the Company’s Board of Directors into certain accounting matters and the related conduct of certain former Company executives. The final agreement with the SEC provides for, among other things, (i) the Company’s consent to a cease and desist order, without admitting or denying the findings therein, with respect to violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, certain related rules and Rule 100(b) of Regulation G, (ii) the Company’s commitment to engage an independent consultant to assess the Company’s current policies and procedures relating to certain non-GAAP performance measures, and (iii) the payment of a civil penalty of $7.0 million, which the Company paid during the three months ended September 30, 2019. Also as previously disclosed, these matters were the subject of an investigation by the U.S. Attorney’s Office for the Southern District of New York.

The Company believes that no additional government proceedings relating to these matters will be brought against the Company. The Company understands that the SEC and Southern District of New York have announced actions relating to these matters with respect to certain former employees. The Company remains obligated to indemnify these former officers for legal and other professional fees, some of which may be in excess of the Company’s insurance coverage.

As previously disclosed, these matters were the subject of civil litigation, which was settled for an aggregate amount that was within the coverage amount of the Company’s applicable insurance policies and were funded into escrow by the insurance carriers. During the nine months ended September 30, 2019, the remaining settlement balance of $19.5 million was released from escrow. The settlements provided for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the litigation.

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

As of September 30, 2019 and December 31, 2018, there were no material receivables from or payables to related parties.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2019 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2019 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of September 30, 2019, our portfolio was comprised of 409 shopping centers (the “Portfolio”) totaling approximately 72 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of September 30, 2019, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2018, and intends to satisfy such requirements for subsequent taxable years.

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

•
Experienced Management – Senior members of our management team are seasoned real estate operators with extensive public company leadership experience. Our management team has deep industry knowledge and well-established relationships with retailers, brokers and vendors through many years of operational and transactional experience, as well as significant capital markets capabilities and expertise in executing value-enhancing reinvestment opportunities.

Other Factors That May Influence our Future Results
We derive our revenues primarily from rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us for their proportionate share of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties.

Rental income is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases and/or lease available space, and our inability to do so may impact our overall performance. Additionally, increases in our property operating expenses, such as repairs and maintenance, landscaping, snow removal, utilities, security, ground rent related to properties for which we are the lessee, property insurance, real estate taxes and various other costs, to the extent they are not offset by increases in revenue, may impact our overall performance. Factors that could affect our rental income and/or property operating expenses include: (1) changes in national, regional and local economic climates or demographics; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes. For a further discussion of these and other factors that could impact our future results, see Item 1A. “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018.

Leasing Highlights
As of September 30, 2019, billed and leased occupancy were 88.6% and 91.9%, respectively, as compared to 89.4% and 92.5%, respectively, as of September 30, 2018.

The following table summarizes our executed leasing activity for the three months ended September 30, 2019 and 2018 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended September 30, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	509	3,623,347	$13.95	$6.92	$1.38	11.1%
New and renewal leases	438	2,252,432	16.63	11.12	2.22	13.3%
New leases	160	948,964	15.63	23.97	5.07	30.5%
Renewal leases	278	1,303,468	17.36	1.77	0.15	9.4%
Option leases	71	1,370,915	9.55	—	—	6.5%

For the Three Months Ended September 30, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	509	3,135,370	$14.54	$6.97	$1.31	12.1%
New and renewal leases	436	2,238,581	15.43	9.76	1.84	13.4%
New leases	157	875,425	14.78	21.76	4.53	39.7%
Renewal leases	279	1,363,156	15.84	2.06	0.10	6.7%
Option leases	73	896,789	12.32	—	—	8.6%

(1)
Based on comparable leases only, which includes new leases executed on units that were occupied within the prior 12 months and renewals executed with the same tenant in all or a portion of the same location to extend the term of an expiring lease.

Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

The following table summarizes our executed leasing activity for the nine months ended September 30, 2019 and 2018 (dollars in thousands, except for PSF amounts):

For the Nine Months Ended September 30, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,360	10,107,597	$13.82	$6.88	$1.44	10.9%
New and renewal leases	1,155	6,188,294	15.93	11.20	2.34	13.3%
New leases	483	2,669,762	16.42	23.75	5.27	31.0%
Renewal leases	672	3,518,532	15.56	1.68	0.12	8.3%
Option leases	205	3,919,303	10.48	0.05	—	7.2%

For the Nine Months Ended September 30, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,525	9,276,924	$14.61	$7.77	$1.43	12.4%
New and renewal leases	1,295	6,362,370	15.74	11.27	2.06	14.7%
New leases	484	2,931,627	14.71	22.14	4.42	35.2%
Renewal leases	811	3,430,743	16.62	1.98	0.05	8.4%
Option leases	230	2,914,554	12.14	0.14	0.03	7.6%

(1)
Based on comparable leases only, which includes new leases executed on units that were occupied within the prior 12 months and renewals executed with the same tenant in all or a portion of the same location to extend the term of an expiring lease.

Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

Acquisition Activity

•
During the nine months ended September 30, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs.

•	During the nine months ended September 30, 2018, we acquired one land parcel, one outparcel building and one outparcel for an aggregate purchase price of $9.0 million, including transaction costs.

Disposition Activity

•
During the nine months ended September 30, 2019, we disposed of 18 shopping centers and four partial shopping centers for aggregate net proceeds of $239.4 million resulting in aggregate gain of $46.0 million and aggregate impairment of $14.4 million. In addition, during the nine months ended September 30, 2019, we received aggregate net proceeds of $0.4 million from previously disposed assets resulting in aggregate gain of $0.3 million.

•
During the nine months ended September 30, 2018, we disposed of 42 shopping centers and two partial shopping centers for aggregate net proceeds of $676.5 million resulting in aggregate gain of $158.5 million and aggregate impairment of $28.4 million. In addition, during the nine months ended September 30, 2018, we received net proceeds of $0.5 million from previously disposed assets resulting in a gain of $0.5 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
Revenues (in thousands)

	Three Months Ended September 30,
	2019	2018	$ Change
Revenues
Rental income	$292,732	$306,172	$(13,440)
Other revenues	233	308	(75)
Total revenues	$292,965	$306,480	$(13,515)

Rental income
The decrease in rental income for the three months ended September 30, 2019 of $13.4 million, as compared to the corresponding period in 2018, was primarily due to a $21.0 million decrease in rental income due to net disposition activity, partially offset by a $7.6 million increase for the remaining portfolio. The increase for the remaining portfolio was due to (i) a $5.2 million increase in base rent; (ii) a $2.5 million increase in straight-line rental income, net; (iii) a $2.0 million increase in expense reimbursements; (iv) a $0.7 million increase in ancillary and other rental income; (v) a $0.4 million increase in percentage rents; and (vi) a $0.1 million increase in lease termination fees; partially offset by (vii) a $2.1 million increase in revenues deemed uncollectible; and (viii) a $1.2 million decrease in accretion of above- and below-market leases and tenant inducements, net. The $5.2 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 10.9% during the nine months ended September 30, 2019 and 11.8% during the year ended December 31, 2018, partially offset by a decline in billed occupancy. In connection with the adoption of Accounting Standards Codification 842 (“ASC 842”), revenues deemed uncollectible, as noted above, is now recognized as an adjustment to rental income. Prior period provision for doubtful accounts is presented in accordance with our previous presentation and has not been reclassified to rental income.

Other revenues
Other revenues remained generally consistent for the three months ended September 30, 2019 as compared to the corresponding period in 2018.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2019	2018	$ Change
Operating expenses
Operating costs	$29,573	$31,969	$(2,396)
Real estate taxes	43,688	44,711	(1,023)
Depreciation and amortization	82,837	85,183	(2,346)
Provision for doubtful accounts	—	3,094	(3,094)
Impairment of real estate assets	8,170	16,372	(8,202)
General and administrative	24,550	21,209	3,341
Total operating expenses	$188,818	$202,538	$(13,720)

Operating costs
The decrease in operating costs for the three months ended September 30, 2019 of $2.4 million, as compared to the corresponding period in 2018, was primarily due to a $2.3 million decrease in operating costs due to net disposition activity and a $0.9 million decrease in operating costs for the remaining portfolio, partially offset by a $0.8 million increase in operating costs due to insurance captive adjustments.

Real estate taxes
The decrease in real estate taxes for the three months ended September 30, 2019 of $1.0 million, as compared to the corresponding period in 2018, was primarily due to a $2.5 million decrease in real estate taxes due to net disposition activity, partially offset by a $1.5 million increase for the remaining portfolio primarily due to increases in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended September 30, 2019 of $2.3 million, as compared to the corresponding period in 2018, was primarily due to a $5.3 million decrease in depreciation and amortization due to net disposition activity, partially offset by a $3.0 million increase for the remaining portfolio primarily due to an increase in depreciation and amortization for tenant-specific assets.

Provision for doubtful accounts
Following the adoption of ASC 842 on January 1, 2019, we recognize any revenue deemed uncollectible as an adjustment to rental income. Prior periods continue to be presented in accordance with our previous presentation.

Impairment of real estate assets
During the three months ended September 30, 2019, aggregate impairment of $8.2 million was recognized on three shopping centers and one partial shopping center as a result of disposition activity. During the three months ended September 30, 2018, aggregate impairment of $16.4 million was recognized on four shopping centers and two partial shopping centers as a result of disposition activity and five operating properties. Impairments recognized were due to changes in anticipated hold periods in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended September 30, 2019 of $3.3 million, as compared to the corresponding period in 2018, was primarily due to a reduction in capitalized legal and payroll costs in connection with the adoption of ASC 842 and increased payroll costs.

During the three months ended September 30, 2019 and 2018, construction compensation costs of $3.8 million and $2.6 million, respectively, were capitalized to building and improvements and leasing payroll costs of $0.0 million and $2.0 million, respectively, leasing legal costs of $0.0 million and $1.2 million, respectively, and leasing commission costs of $1.6 million and $2.5 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2019	2018	$ Change
Other income (expense)
Dividends and interest	$128	$156	$(28)
Interest expense	(47,698)	(55,364)	7,666
Gain on sale of real estate assets	25,621	119,333	(93,712)
Loss on extinguishment of debt, net	(943)	(19,759)	18,816
Other	(401)	(962)	561
Total other income (expense)	$(23,293)	$43,404	$(66,697)

Dividends and interest
Dividends and interest remained generally consistent for the three months ended September 30, 2019 as compared to the corresponding period in 2018.

Interest expense
The decrease in interest expense for the three months ended September 30, 2019 of $7.7 million, as compared to the corresponding period in 2018, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended September 30, 2019, nine shopping centers were disposed resulting in aggregate gain of $25.5 million. In addition, during the three months ended September 30, 2019, we received aggregate net proceeds of $0.1 million from previously disposed assets resulting in aggregate gain of $0.1 million. During the three months ended September 30, 2018, 22 shopping centers were disposed resulting in aggregate gain of $119.3 million.

Loss on extinguishment of debt, net
During the three months ended September 30, 2019, we repaid $300.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended December 12, 2018 (the “Unsecured Credit Facility”), resulting in a $0.9 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the three months ended September 30, 2018, we repaid $250.0 million of unsecured term loans and $505.4 million of secured loans. During the three months ended September 30, 2018, we recognized a $19.8 million loss on extinguishment of debt, net as a result of debt transactions, which included $27.3 million of prepayment fees, partially offset by $7.5 million of accelerated unamortized debt premiums, net of debt issuance costs.

Other
The decrease in other expense for the three months ended September 30, 2019 of $0.6 million, as compared to the corresponding period in 2018, was primarily due to a favorable appeal of previously reserved taxes during 2019.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
Revenues (in thousands)

	Nine Months Ended September 30,
	2019	2018	$ Change
Revenues
Rental income	$873,424	$935,689	$(62,265)
Other revenues	1,685	996	689
Total revenues	$875,109	$936,685	$(61,576)

Rental income
The decrease in rental income for the nine months ended September 30, 2019 of $62.3 million, as compared to the corresponding period in 2018, was primarily due to a $74.6 million decrease in rental income due to net disposition activity, partially offset by a $12.3 million increase for the remaining portfolio. The increase for the remaining portfolio was due to (i) a $12.1 million increase in base rent; (ii) a $6.7 million increase in straight-line rental income, net; (iii) a $2.9 million increase in expense reimbursements; (iv) a $1.8 million increase in ancillary and other rental income; (v) a $0.8 million increase in percentage rents; and (vi) a $0.5 million increase in lease termination fees; partially offset by (vii) a $6.9 million increase in revenues deemed uncollectible; and (viii) a $5.6 million decrease in accretion of above- and below-market leases and tenant inducements, net. The $12.1 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 10.9% during the nine months ended September 30, 2019 and 11.8% during the year ended December 31, 2018, partially offset by a decline in billed occupancy. In connection with the adoption of ASC 842, revenues deemed uncollectible, as noted above, is now recognized as an adjustment to rental income. Prior period provision for doubtful accounts is presented in accordance with our previous presentation and has not been reclassified to rental income.

Other revenues
The increase in other revenues for the nine months ended September 30, 2019 of $0.7 million, as compared to the corresponding period in 2018, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2019	2018	$ Change
Operating expenses
Operating costs	$90,138	$101,340	$(11,202)
Real estate taxes	130,203	135,383	(5,180)
Depreciation and amortization	249,825	266,900	(17,075)
Provision for doubtful accounts	—	6,458	(6,458)
Impairment of real estate assets	17,468	44,201	(26,733)
General and administrative	75,168	64,955	10,213
Total operating expenses	$562,802	$619,237	$(56,435)

Operating costs
The decrease in operating costs for the nine months ended September 30, 2019 of $11.2 million, as compared to the corresponding period in 2018, was primarily due to a $8.5 million decrease in operating costs due to net disposition activity and a $3.7 million decrease in operating costs for the remaining portfolio, partially offset by a $1.0 million increase in operating costs due to insurance captive adjustments.

Real estate taxes
The decrease in real estate taxes for the nine months ended September 30, 2019 of $5.2 million, as compared to the corresponding period in 2018, was primarily due to a $9.1 million decrease in real estate taxes due to net disposition activity, partially offset by a $3.9 million increase for the remaining portfolio primarily due to increases in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the nine months ended September 30, 2019 of $17.1 million, as compared to the corresponding period in 2018, was primarily due to a $20.2 million decrease in depreciation and amortization due to net disposition activity, partially offset by a $3.1 million increase for the remaining portfolio primarily due to an increase in depreciation and amortization for tenant-specific assets, partially offset by a decrease related to acquired in-place lease intangibles.

Provision for doubtful accounts
In connection with the adoption of ASC 842 on January 1, 2019, we recognize any revenue deemed uncollectible as an adjustment to rental income. Prior periods continue to be presented in accordance with our previous presentation.

Impairment of real estate assets
During the nine months ended September 30, 2019, aggregate impairment of $17.5 million was recognized on three shopping centers and one partial shopping center as a result of disposition activity and one operating property. During the nine months ended September 30, 2018, aggregate impairment of $44.2 million was recognized on 10 shopping centers and one partial shopping center as a result of disposition activity and six operating properties. Impairments recognized were due to changes in anticipated hold periods in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the nine months ended September 30, 2019 of $10.2 million, as compared to the corresponding period in 2018, was primarily due a reduction in capitalized legal and payroll costs in connection with the adoption of ASC 842 and increased payroll costs.

During the nine months ended September 30, 2019 and 2018, construction compensation costs of $10.7 million and $7.7 million, respectively, were capitalized to building and improvements and leasing payroll costs of $0.0 million and $6.2 million, respectively, leasing legal costs of $0.0 million and $2.5 million, respectively, and leasing commission costs of $4.5 million and $5.4 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2019	2018	$ Change
Other income (expense)
Dividends and interest	$575	$356	$219
Interest expense	(142,839)	(165,735)	22,896
Gain on sale of real estate assets	46,266	159,043	(112,777)
Loss on extinguishment of debt, net	(1,620)	(20,182)	18,562
Other	(1,975)	(2,200)	225
Total other expense	$(99,593)	$(28,718)	$(70,875)

Dividends and interest
Dividends and interest remained generally consistent for the nine months ended September 30, 2019 as compared to the corresponding period in 2018.

Interest expense
The decrease in interest expense for the nine months ended September 30, 2019 of $22.9 million, as compared to the corresponding period in 2018, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the nine months ended September 30, 2019, 15 shopping centers and three partial shopping centers were disposed resulting in aggregate gain of $46.0 million. In addition, during the nine months ended September 30, 2019, we received aggregate net proceeds of $0.4 million from previously disposed assets resulting in aggregate gain of $0.3 million. During the nine months ended September 30, 2018, 35 shopping centers and one partial shopping center were disposed resulting in aggregate gain of $158.5 million. In addition, during the nine months ended September 30, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets resulting in aggregate gain of $0.5 million.

Loss on extinguishment of debt, net
During the nine months ended September 30, 2019, we repaid $500.0 million of an unsecured term loan under the Unsecured Credit Facility, resulting in a $1.6 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the nine months ended September 30, 2018, we repaid $435.0 million of unsecured term loans and $505.5 million of secured loans. During the nine months ended September 30, 2018, we recognized a $20.2 million loss on extinguishment of debt, net as a result of debt transactions, which included $27.6 million of prepayment fees, partially offset by $7.4 million of accelerated unamortized debt premiums, net of discounts and debt issuance costs.

Other
Other expense remained generally consistent for the nine months ended September 30, 2019 as compared to the corresponding period in 2018.

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

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of September 30, 2019, our $1.25 billion revolving credit facility (the “Revolving Facility”) had $1.2 billion of undrawn capacity and we had outstanding letters of credit totaling $4.3 million, which reduce available liquidity under the Revolving Facility. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

In May 2019, we issued $400.0 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “2029 Notes”) at 99.804% of par, the net proceeds of which were used to repay outstanding indebtedness under our Unsecured Credit Facility and for general corporate purposes. The 2029 Notes bear interest at a rate of 4.125% per annum, payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2019. The 2029 Notes will mature on May 15, 2029. We may redeem the 2029 Notes prior to maturity at its option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after February 15, 2029 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2029 Notes are our unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness.

In August 2019, we issued $350.0 million aggregate principal amount of 4.125% Senior Notes due 2029 at 106.402% of par, the net proceeds of which were used to repay outstanding indebtedness under our Unsecured Credit Facility and for general corporate purposes. The notes have substantially identical terms as, constitute a further issuance of, and form a single series with, our outstanding 2029 Notes.

In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of our common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the nine months ended September 30, 2019, we repurchased 0.8 million shares of common stock under the Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. We incurred commissions of less than $0.1 million in conjunction with the program for the nine months ended September 30, 2019. As of September 30, 2019, the Program had $275.0 million of available repurchase capacity.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Directors may deem relevant. We generally intend to maintain a conservative dividend payout ratio. Cash dividends paid to common stockholders for the nine months ended

September 30, 2019 and 2018 were $251.3 million and $250.9 million, respectively. Our Board of Directors declared a quarterly cash dividend of $0.28 per common share in July 2019 for the third quarter of 2019. The dividend was paid on October 15, 2019 to shareholders of record on October 4, 2019. Our Board of Directors declared a quarterly cash dividend of $0.285 per common share in October 2019 for the fourth quarter of 2019. The dividend is payable on January 15, 2020 to shareholders of record on January 6, 2020.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30
	2019	2018
Cash flows provided by operating activities	$399,933	$400,182
Cash flows provided by (used in) investing activities	(110,543)	480,070
Cash flows used in financing activities	(308,674)	(926,010)

Brixmor Operating Partnership LP

	Nine Months Ended September 30
	2019	2018
Cash flows provided by operating activities	$399,933	$400,182
Cash flows provided by (used in) investing activities	(110,540)	480,071
Cash flows used in financing activities	(308,569)	(926,006)
Cash, cash equivalents and restricted cash for BPG and the Operating Partnership were $31.5 million and $65.0 million as of September 30, 2019 and 2018, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the nine months ended September 30, 2019, our net cash provided by operating activities decreased $0.2 million as compared to the corresponding period in 2018. The decrease is primarily due to (i) a decrease in net operating income due to net disposition activity; and (ii) an increase in cash outflows for general and administrative expense; partially offset by (iii) a decrease in cash outflows for interest expense; (iv) an increase from net working capital; (v) an increase in same property net operating income; and (vi) an increase in lease termination fees.

Investing Activities
Net cash provided by (used in) investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with leasing and value-enhancing reinvestment efforts.

During the nine months ended September 30, 2019, our net cash used in investing activities increased $590.6 million as compared to the corresponding period in 2018. The increase was primarily due to (i) a decrease of $437.1 million in net proceeds from sales of real estate assets; (ii) an increase of $97.2 million in improvements to and investments in real estate assets; and (iii) an increase of $70.6 million in acquisitions of real estate assets; partially offset by (iv) an increase of $14.3 million in proceeds from sale of marketable securities, net of purchases.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2019 and 2018, we expended $282.2 million and $185.0 million, respectively, on improvements to and investments in real estate assets. In addition, during the nine months ended September 30, 2019 and 2018, insurance proceeds of $5.0 million and $4.3 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing anchor space repositioning, redevelopment, outparcel development, new development and other opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of September 30, 2019, we had 62 projects in process with an aggregate anticipated cost of $413.9 million, of which $191.6 million has been incurred as of September 30, 2019.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the nine months ended September 30, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs. During the nine months ended September 30, 2018, we acquired one land parcel, one outparcel building and one outparcel for an aggregate purchase price of $9.0 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is further downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the nine months ended September 30, 2019, we disposed of 18 shopping centers and four partial shopping centers for aggregate net proceeds of $239.4 million. In addition, during the nine months ended September 30, 2019, we received aggregate net proceeds of $0.4 million from previously disposed assets. During the nine months ended September 30, 2018, we disposed of 42 shopping centers and two partial shopping centers for aggregate net proceeds of $676.5 million. In addition, during the nine months ended September 30, 2018, we received net proceeds of $0.5 million from previously disposed assets.

Financing Activities
Net cash used in financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the nine months ended September 30, 2019, our net cash used in financing activities decreased $617.3 million as compared to the corresponding period in 2018. The decrease was primarily due to (i) a $527.9 million decrease in debt repayments, net of borrowings; (ii) a decrease of $67.5 million in repurchases of common stock; and (iii) a $22.3 million decrease in deferred financing and debt extinguishment costs.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable, unsecured credit facilities and a secured loan, with maturities ranging from two years to 10 years, in addition to non-cancelable operating leases pertaining to ground leases and administrative office leases.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding extension options) as of September 30, 2019:

Contractual Obligations (in thousands)	Payment due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Debt(1)	$—	$—	$—	$750,000	$850,000	$3,275,453	$4,875,453
Interest payments(2)	40,547	180,277	182,412	177,803	157,094	348,475	1,086,608
Operating leases	1,725	6,916	6,942	6,999	5,611	30,807	59,000
Total	$42,272	$187,193	$189,354	$934,802	$1,012,705	$3,654,735	$6,021,061

(1)	Debt includes scheduled maturities for unsecured notes payable, unsecured credit facilities and a secured loan.

(2)
As of September 30, 2019, we incur variable rate interest on (i) a $350.0 million term loan; (ii) a $300 million term loan; and (iii) $250.0 million of Floating Rate Senior Notes due 2022. We have in place seven interest rate swap agreements with an aggregate notional value of $800.0 million, which effectively convert variable interest payments to fixed interest payments. For a further discussion of these and other factors that could impact interest payments please see Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the fiscal year ended December 31, 2018. Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of September 30, 2019.

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

Considering the nature of our business as a real estate owner and operator, we believe that NAREIT FFO is useful to investors in measuring our operating and financial performance because the definition excludes items included in net income that do not relate to or are not indicative of our operating and financial performance, such as depreciation and amortization related to real estate, and items which can make periodic and peer analyses of operating and financial performance more difficult, such as gains and losses from the sale of certain real estate assets.

Our reconciliation of net income to NAREIT FFO for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	2019	2018	2019	2018
Net income	$80,854	$147,346	$212,714	$288,730
Depreciation and amortization related to real estate	81,869	84,028	246,887	263,616
Gain on sale of real estate assets	(25,621)	(119,333)	(46,266)	(159,043)
Impairment of real estate assets	8,170	16,372	17,468	44,201
NAREIT FFO	$145,272	$128,413	$430,803	$437,504
NAREIT FFO per diluted share	$0.49	$0.42	$1.44	$1.44
Weighted average diluted shares outstanding	298,879	302,382	298,927	303,213

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

Comparison of the Three and Nine Months Ended September 30, 2019 to the Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change

Number of properties	403	403	—	402	402	—
Percent billed	88.9%	89.4%	(0.5%)	88.9%	89.4%	(0.5%)
Percent leased	92.3%	92.6%	(0.3%)	92.2%	92.6%	(0.4%)

Revenues
Rental income	$274,934	$268,240	$6,694	$814,629	$803,526	$11,103
Other revenues	221	261	(40)	1,664	892	772
	275,155	268,501	6,654	816,293	804,418	11,875
Operating expenses
Operating costs	(28,258)	(29,027)	769	(86,704)	(89,981)	3,277
Real estate taxes	(42,576)	(41,071)	(1,505)	(125,496)	(121,593)	(3,903)
Provision for doubtful accounts	—	(2,665)	2,665	—	(5,300)	5,300
	(70,834)	(72,763)	1,929	(212,200)	(216,874)	4,674
Same property NOI	$204,321	$195,738	$8,583	$604,093	$587,544	$16,549

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$80,854	$147,346	$212,714	$288,730
Adjustments:
Non-same property NOI	(4,538)	(20,414)	(18,621)	(73,551)
Lease termination fees	(423)	(467)	(2,706)	(2,363)
Straight-line rental income, net	(6,831)	(5,015)	(18,051)	(11,896)
Accretion of above- and below-market leases and tenant inducements, net	(3,622)	(5,112)	(11,391)	(18,250)
Straight-line ground rent expense	31	40	94	100
Depreciation and amortization	82,837	85,183	249,825	266,900
Impairment of real estate assets	8,170	16,372	17,468	44,201
General and administrative	24,550	21,209	75,168	64,955
Total other income (expense)	23,293	(43,404)	99,593	28,718
Same property NOI	$204,321	$195,738	$604,093	$587,544

Inflation
For the last several years inflation has been low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market levels for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 5, 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on December 5, 2019, unless extended by the Board of Directors. During the three months ended September 30, 2019, the Company did not repurchase any shares of common stock. As of September 30, 2019, the Program had $275.0 million of available repurchase capacity.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Second Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 28, 2019, by and among Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as a Limited Partner, BPG Sub LLC, as a Limited Partner, and the other limited partners from time to time party thereto	—	—	—	—	x
4.1	Amendment No. 1 to the Eighth Supplemental Indenture, dated August 15, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/15/2019	4.3
4.2	Form of Global Note representing the 4.125% Senior Notes due 2029 (included in Exhibit 4.1)	8-K	001-36160	8/15/2019	4.4
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	Inline XBRL Taxonomy Extension Instance Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: October 28, 2019	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 28, 2019	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2019	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: October 28, 2019	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 28, 2019	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2019	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)