Form 10-K
period 2019-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2020-02-10
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
212-869-3000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share.	BRX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. N/A
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
Brixmor Property Group Inc. $5,303,517,038 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2020, Brixmor Property Group Inc. had 298,015,973 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on April 28, 2020 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2019 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of December 31, 2019, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.
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
In order to highlight the differences between the Parent Company and the Operating Partnership, there are sections in this report that separately discuss the Parent Company and the Operating Partnership, including separate financial statements (but combined footnotes), separate controls and procedures sections, separate certification of periodic report under Section 302 of the Sarbanes-Oxley Act of 2002 and separate certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the sections that combine disclosure for the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company.

i

ii

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “targets” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include (1) changes in national, regional and local economies, due to global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates and limited growth in consumer income; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and (10) new developments in the litigation and governmental investigations discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

iii

PART I

Item 1. Business
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2019, our portfolio was comprised of 403 shopping centers (the “Portfolio”) totaling approximately 71 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2019, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc.

As of December 31, 2019, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BRX.”

Management operates BPG and the Operating Partnership as one business. Because the Operating Partnership is managed by BPG, and BPG conducts substantially all of its operations through the Operating Partnership, BPG’s executive officers are the Operating Partnership’s executive officers, and although, as a partnership, the Operating Partnership does not have a board of directors, we refer to BPG’s board of directors as the Operating Partnership’s board of directors.

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2019:

Number of Shopping Centers	403
GLA (square feet)	70.6 million
Leased Occupancy	92%
Billed Occupancy	89%
Average ABR Per Square Foot (“PSF”)(1)	$14.74
Total New Lease Volume (square feet)(2)	3.5 million
Total Rent Spread(2)(3)	10.9%
New and Renewal Rent Spread(2)(3)	13.1%
New Rent Spread(2)(3)	31.7%
Percent Grocery-anchored Shopping Centers(4)	68%
Percent of ABR in Top 50 U.S. MSAs	68%
Average Effective Age(5)	25

(1)	ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

(2)	During the year ended December 31, 2019.

(3)
Based on comparable leases only, which consist of new leases signed on units that were occupied within the prior 12 months and renewal leases signed with the same tenant in all or a portion of the same location or that include the expansion into space that was occupied within the prior 12 months.

(4)	Based on number of shopping centers.

(5)	Effective age is calculated based on the year of the most recent redevelopment of the shopping center or based on the year built if no redevelopment has occurred.

Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by a commitment to operate in a socially responsible manner that allows us to realize our goal of owning and managing properties that are the centers of the communities we serve.

Driving Internal Growth. Our primary drivers of internal growth include (i) embedded contractual rent bumps, (ii) below-market rents which may be reset to market as leases expire, and (iii) occupancy growth. Strong new leasing productivity has also enabled us to improve the credit of our tenancy and the vibrancy and relevancy of our Portfolio to retailers and consumers. During 2019, we executed 622 new leases representing approximately 3.5 million square feet and 1,757 total leases representing approximately 12.8 million square feet.

Over the past several years, we have heightened our focus on achieving higher contractual rent increases over the term of our new and renewal leases, providing for enhanced embedded contractual rent growth across our portfolio. During 2019, 94% of our executed new leases had embedded contractual rent growth provisions, reflecting an average in-place contractual rent increase over the lease term of 1.9%.

We believe that rents across our portfolio are significantly below market, which provides us with a key competitive advantage in attracting and retaining tenants. During 2019, we achieved new lease rent spreads of 31.7% and blended new and renewal rent spreads of 13.1% excluding options, or 10.9% including options. Looking forward, the weighted average expiring ABR PSF of lease expirations through 2023 is $13.68 compared to an average ABR PSF of $16.20 for new and renewal leases signed during 2019, excluding option exercises.

In addition, we believe there is opportunity for occupancy gains in our Portfolio, especially for spaces less than 10,000 square feet, as such spaces will benefit from our continued efforts to improve the quality of our anchor tenancy and the overall vibrancy and relevance of our centers. For spaces less than 10,000 square feet, leased occupancy was 86.2% at December 31, 2019, while our total leased occupancy was 92.4%.

The spread of 310 basis points between our total leased occupancy and our total billed occupancy, which was 89.3% at December 31, 2019, also provides us strong visibility on future growth as this represents $45.0 million of ABR from leases signed but not yet commenced.

Pursuing value-enhancing reinvestment opportunities. We believe that we have significant opportunity to achieve attractive risk-adjusted returns by investing incremental capital in the repositioning and/or redevelopment of certain assets in our Portfolio. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. During 2019, we stabilized 46 anchor space repositioning, redevelopment, and outparcel development projects, with a weighted average incremental net operating income (“NOI”) yield of 10% and an aggregate anticipated cost of $161.9 million. As of December 31, 2019, we had 55 projects in process with an expected weighted average incremental NOI yield of 10% and an aggregate anticipated cost of $413.0 million. In addition, we have identified a pipeline of future reinvestment projects aggregating over $1.0 billion of potential capital investment which we expect to execute over the next several years at NOI yields that are generally consistent with those which we have recently realized.

Prudently executing on acquisition and disposition activity. We intend to actively pursue acquisition and disposition opportunities in order to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. In general, our disposition strategy focuses on selling assets when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket, while our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise. Acquisition activity may include acquisitions of other open-air shopping centers, non-owned anchor spaces and retail buildings and/or outparcels at, or adjacent to, our shopping centers in addition to acquisitions of our common stock, pursuant to a new $400.0 million share repurchase program established in January 2020, which replaced our prior program.

During 2019, we received aggregate net proceeds of $288.5 million from property dispositions, which were utilized to fund a portion of our value-enhancing reinvestment program, acquire $79.6 million of assets, including transaction costs, repay $27.4 million of outstanding indebtedness, and repurchase $14.6 million of our common stock. During 2020, we intend to utilize net disposition proceeds for our reinvestment program, property acquisitions, and additional stock repurchases, as warranted.

Maintaining a Flexible Capital Structure Positioned for Growth. We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2019, we had $1.24 billion of available liquidity under our $1.25 billion revolving credit facility (the “Revolving Facility”). We have no debt maturities until 2022.

Operating in a Socially Responsible Manner. We believe that prioritizing the well-being of all our stakeholders is critical to delivering consistent, sustainable growth. As such, our Corporate Responsibility strategy is driven by creating partnerships that improve the social, economic and environmental well-being of all our stakeholders and is guided by our mission to be the centers of the communities we serve.

As such, we are making meaningful progress against our established long-term targets to mitigate our environmental impact, including reductions in electric and water usage and greenhouse gas emissions, the conversion to LED lighting, and the installation of electric vehicle charging stations. We also partner with our tenants to achieve our sustainability goals through green lease provisions which facilitate the installation of solar panels at a number of our shopping centers, providing tenants with lower-cost on-site renewable energy systems. As a result of our efforts, we have been recognized by GRESB as a Green Star recipient and by the Institute for Market Transformation and U.S. Department of Energy Better Buildings Alliance as a Green Lease Leader at the highest Gold level.

Our ongoing commitment to sustainability is also evident in our approach to value-enhancing reinvestment activity, which centers on transforming properties to meet the needs of the communities we serve through strategic repositioning and redevelopment activity, executed with a focus on resource efficiency and energy management. Additionally, we work to provide welcoming, safe and attractive retail centers for our tenants and their customers to gather, connect and engage, both within stores at our centers and in public spaces throughout our Portfolio. We further support our communities by hosting local events, volunteering, and providing aid in times of need. We collaborate with our tenants through proactive property management and ongoing tenant coordination, and we continually monitor our success through the use of tenant engagement surveys.

We are also highly committed to being a responsible employer and creating and sustaining a positive work environment and corporate culture characterized by high levels of employee engagement, growth and development, and health and wellness. We seek to attract and retain diverse and talented professionals who align with our cultural tenets of integrity, accountability, inclusion and trust. We empower our employees to think and act like owners, provide training to help them succeed, support a healthy and positive work/life balance and foster interactions with local communities in order to create value for all stakeholders. We believe this approach creates collaborative, skilled and motivated teams. We monitor our performance through recurring employee engagement surveys and utilize the results from such surveys to continually improve our organization.

Our Board of Directors oversees these initiatives to ensure that we continue to demonstrate our strong commitment to operating in an environmentally and socially responsible manner. Additional information regarding our Corporate Responsibility strategy can be found in our Corporate Responsibility Report at https://www.brixmor.com/why-brixmor/corporate-responsibility.

Competition
We face considerable competition in the leasing of real estate. We compete with many other companies in leasing space to prospective tenants and in renewing current tenants upon expiration of their respective leases. We believe that the principal competitive factors in attracting tenants include the quality of location and co-tenancy, the relevancy of a center to its community, the physical condition of the shopping center, and the cost of occupancy to the tenant. In this regard, we proactively manage and, where and when appropriate, reinvest in and upgrade our shopping centers, with an emphasis on maintaining high occupancy levels with a strong base of nationally and regionally recognized anchor tenants that generate substantial daily traffic and reflect the unique character of each community. In addition, we believe that the breadth of our national portfolio of shopping centers, the local market knowledge derived from our regional operating teams, and the close relationships we have established with most major national and regional retailers allow us to maintain a strong competitive position.

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

Employees
As of December 31, 2019, we had 477 employees.

Financial Information about Industry Segments
Our principal business is the ownership and operation of community and neighborhood shopping centers. We do not distinguish our principal business or group our operations on a geographical basis for purposes of measuring performance. Accordingly, we have a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of our management, no material part of our and our subsidiaries’ business is dependent upon a single tenant, the loss of any one of which would have a material adverse effect on us, and no single tenant or single shopping center accounted for 5% or more of our consolidated revenues during 2019.

REIT Qualification
We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, have satisfied such requirements through our taxable year ended December 31, 2019, and intend to continue to satisfy such requirements for subsequent taxable years. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and value of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forgo otherwise attractive opportunities or limit the manner in which we conduct our operations. See “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items.”

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

Our website address is http://www.brixmor.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. You may access these filings by visiting “SEC Filings” under the “Financial Info” section of the “Investors” portion of our website. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information for issuers, such as us, that file electronically with the SEC at http://www.sec.gov.

From time to time, we may use our website as a channel of distribution of material information. Financial and other material information regarding our company is routinely posted on and accessible at http://www.brixmor.com. In addition, you may enroll to automatically receive e-mail alerts and other information about our company by visiting “Email Alerts” under the “Additional Info” section of the “Investors” portion of our website.

Item 1A. Risk Factors
Risks Related to Our Portfolio and Our Business
Adverse economic, market and real estate conditions may adversely affect our financial condition, operating results and cash flows.
Our Portfolio is predominantly comprised of community and neighborhood shopping centers. Our performance is, therefore, subject to risks associated with owning and operating these types of real estate assets, including: (1) changes in national, regional and local economies, due to global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates and limited growth in consumer income; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes. These and other factors could adversely affect our financial condition, operating results and cash flows.

We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to retain and attract tenants, which could adversely affect our financial condition, operating results and cash flows.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers and e-commerce, which compete with our Portfolio in attracting and retaining retailers. As of December 31, 2019, leases are scheduled to expire in our Portfolio on a total of approximately 9.5% of leased GLA during 2020. We may not be able to renew or promptly re-lease expiring space and even if we do renew or re-lease such space, future rental rates may be lower than current rates and other terms may not be as favorable. In addition, we may be required to make rent concessions and/or incur significant capital expenditures in the leasing market in order to retain or attract tenants. In these situations, our financial condition, operating results and cash flows could be adversely impacted.

We face considerable competition for tenants and the business of consumers. Consequently, we actively reinvest in our Portfolio in the form of repositioning and redevelopment projects. Such projects have inherent risks that could adversely affect our financial condition, operating results and cash flows.
In order to maintain our attractiveness to retailers and consumers, we are actively reinvesting in our Portfolio in the form of repositioning and redevelopments projects. In addition to the risks associated with real estate investments in general, as described elsewhere, the risks associated with repositioning and redevelopment projects include: (1) delays or failures in obtaining necessary zoning, occupancy, land use, and other governmental permits; (2) abandonment of projects after expending resources to pursue such opportunities; (3) cost overruns; (4) construction delays; (5) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; and (6) exposure to fluctuations in the general economy due to the time lag between commencement and completion of repositioning and redevelopment projects. If we fail to reinvest in our Portfolio or maintain its attractiveness to retailers and consumers, if our capital improvements are not successful, or if retailers or consumers perceive that shopping at other venues (including e-commerce) is more convenient, cost-effective or otherwise more compelling, our financial condition, operating results and cash flows could be adversely impacted.

Our performance depends on the financial health of tenants in our Portfolio and our continued ability to collect rent when due. Significant retailer distress across our Portfolio could adversely affect our financial condition, operating results and cash flows.
Our income is substantially derived from rental income on real property. As a result, our performance depends on the collection of rent from tenants in our Portfolio. Our income would be adversely affected if a significant number of our tenants failed to make rental payments when due. In addition, many of our tenants rely on external sources of financing to operate and grow their businesses, and disruptions in credit markets could adversely affect our tenants’

ability to obtain financing on favorable terms or at all. If our tenants are unable to secure necessary financing to continue to operate or expand their businesses, they may be unable to meet their rent obligations, renew leases or enter into new leases with us, which could adversely affect our financial condition, operating results and cash flows.

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

We may be unable to collect balances and/or future contractual rents due from tenants that file for bankruptcy protection, which could adversely affect our financial condition, operating results and cash flows.
We have seen ongoing retailer bankruptcies in recent years, including with respect to certain current and former tenants. If a tenant files for bankruptcy, we may not be able to collect amounts owed by that party prior to the filing. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, which would result in a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. In these situations, we may be required to make capital improvements to re-lease the space, and we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms, which could adversely affect our financial condition, operating results and cash flows.

Our expenses may remain constant or increase, even if income from our Portfolio decreases, which could adversely affect our financial condition, operating results and cash flows.
Costs associated with our business, such as common area expenses, utilities, insurance, real estate taxes and corporate expenses, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. In addition, inflation could result in higher operating costs, and we have seen, and may continue to see, increases in real estate taxes in certain jurisdictions in which we operate. If we are unable to lower our operating costs when revenues decline and/or are unable to pass along cost increases to our tenants, our financial condition, operating results and cash flows could be adversely impacted.

We intend to continue to sell non-strategic shopping centers. However, real estate property investments are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results and cash flows.
Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. We may be required to expend funds to correct defects or to make capital improvements before a property can be sold and we cannot assure that we will have funds available to make such capital improvements; therefore, we may be unable to sell a property on favorable terms or at all. In addition, the ability to sell assets in our Portfolio may also be restricted by certain covenants in our debt agreements, such as the credit agreement governing our senior unsecured credit facility, as amended December 12, 2018 (the “Unsecured Credit Facility”). As a result, we may be unable to realize our investment objectives through dispositions, which could adversely affect our financial condition, operating results and cash flows.

Our real estate assets may be subject to impairment charges.
We periodically assess whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the carrying value of our real estate assets (including any related intangible assets or liabilities) and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted and unleveraged property cash flows, taking into account the anticipated probability-weighted holding period, are less than the carrying value of the property. In our estimate of cash flows, we consider trends and prospects for a property and the effects of demand and competition on expected future operating income. If we are evaluating the redevelopment or potential sale of an asset, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have an adverse effect on our operating results in the period in which the charge is recognized.

We face competition in pursuing acquisition opportunities that could increase the cost of such acquisitions and/or limit our ability to grow, and we may not be able to generate expected returns or successfully integrate completed acquisitions into our existing operations, which could adversely affect our financial condition, operating results and cash flows.
We continue to evaluate the market for acquisition opportunities and we may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully integrate, operate, reposition or redevelop them is subject to several risks. We may be unable to acquire a desired property because of competition from other real estate investors, including from other well-capitalized REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from such investors may significantly increase the purchase price. We may also abandon acquisition activities after expending significant resources to pursue such opportunities. Once we acquire new properties, these properties may not yield expected returns for several reasons, including: (1) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (2) inability to successfully integrate new properties into existing operations; and (3) exposure to fluctuations in the general economy, including due to the time lag between signing definitive documentation to acquire a new property and the closing of the acquisition. If any of these events occur, the cost of the acquisition may exceed initial estimates or the expected returns may not achieve those originally contemplated, which could adversely affect our financial condition, operating results and cash flows.

We utilize a significant amount of indebtedness in the operation of our business. Required debt service payments and other risks related to our debt financing could adversely affect our financial condition, operating results and cash flows.
As of December 31, 2019, we had approximately $4.9 billion aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, pay dividends, including those necessary to maintain our REIT qualification, or use for other purposes; (2) increase our vulnerability to an economic downturn, as debt payments are not reduced if the economic performance of any property or the Portfolio as a whole deteriorates; (3) limit our ability to withstand competitive pressures; and (4) reduce our flexibility to respond to changing business and economic conditions. In addition, non-compliance with the terms of our debt agreements could result in the acceleration of a significant amount of debt and could materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing on favorable terms or at all. Any of these outcomes could adversely affect our financial condition, operating results and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, and an increase in our debt service obligations may adversely affect our operating results and cash flows.
Borrowings under our Revolving Facility, unsecured $350.0 million term loan agreement, as amended on December 12, 2018 (the “$350 Million Term Loan”), unsecured $300.0 million term loan agreement, as amended on December 12, 2018 (the “$300 Million Term Loan”), and unsecured $250.0 million Floating Rate Senior Notes due 2022 (the “2022 Notes”) bear interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps on $800 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap agreements, a 100 basis point increase in interest rates would result in a $1.1 million increase in annual interest expense.

We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates the London Interbank Offered Rate (“LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. As of December 31,

2019, we had $907.0 million of debt and seven interest rate swaps with an aggregate notional value of $800.0 million outstanding that were indexed to LIBOR. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated and/or magnified. Any of these events could have an adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

We may be unable to obtain additional capital through the debt and equity markets, which could have an adverse effect on our financial condition, operating results and cash flows.
We cannot assure that we will be able to access the capital markets to obtain additional debt or equity capital on terms favorable to us. Our access to external capital depends upon several factors, including general market conditions, our current and potential future earnings, the market’s perception of our growth potential, our liquidity and leverage ratios, our cash distributions, and the market price of our common stock. Our inability to obtain debt or equity capital on favorable terms or at all could result in the disruption of our ability to: (1) operate, maintain or reinvest in our Portfolio; (2) repay or refinance our indebtedness on or before maturity; (3) acquire new properties; or (4) dispose of some of our assets on favorable terms due to an immediate need for capital.

Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms.
Our creditworthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry. Our credit rating can affect our ability to access debt capital, as well as the terms of certain existing and future debt financing we may obtain. Since we depend on debt financing to fund our business, an adverse change in our credit rating, including changes in our credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could adversely affect our financial condition, operating results and cash flows.

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

Legal proceedings related to the Audit Committee review may result in certain costs and expenses and divert resources from our operations and therefore could adversely affect our financial condition, operating results and cash flows.
As discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report, we finalized a settlement with the SEC with respect to matters related to the Audit Committee review and we believe that no additional governmental proceedings relating to these matters will be brought against us. We understand that the SEC and Southern District of New York have announced actions relating to these matters with respect to certain former employees. We remain obligated to indemnify these former officers for legal and other professional fees, some of which may be in excess of our insurance coverage and therefore could adversely affect our financial condition, operating results and cash flows.

An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties.
We carry comprehensive liability, fire, extended coverage, business interruption, and acts of terrorism insurance with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from hurricanes, tornadoes, floods, earthquakes, terrorism or wars, where coverages are limited or deductibles may be higher. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and to obtain liability and property damage insurance policies at the tenant’s expense, kept in full force during the term of the lease. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of the capital invested in, and anticipated revenue from, one or more of the properties, which could adversely affect our financial condition, operating results and cash flows.

Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs.
We are subject to federal, state, and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state and local laws, ordinances and regulations, we may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in our property or disposed of by us or our tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is the case with many community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gas stations, the prior or current use of which could potentially increase our environmental liability exposure. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to lease such property, to borrow funds using such property as collateral, or to dispose of such property.

In addition, certain of our properties may contain asbestos-containing building materials (“ACBM”). Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Finally, we can provide no assurance that we are aware of all potential environmental liabilities or that the environmental studies performed by us have identified or will identify all material environmental conditions that may exist with respect to any of the properties in our Portfolio; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; or that changes in environmental laws and regulations will not result in additional environmental liabilities to us.

Further information relating to recognition of remediation obligations in accordance with GAAP is discussed under the heading “Environmental matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.
All of the properties in our Portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could necessitate the removal of access barriers, and non-compliance could result in the imposition of fines by the U.S. government or an award of damages to private litigants, or both. We are continually assessing our Portfolio to determine our compliance with the current requirements of the ADA. We are required to comply with the ADA within the common areas of our Portfolio and we may not be able to pass on to our tenants the costs necessary to remediate any common area ADA issues, which could adversely affect our financial condition, operating results and cash flows. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes, and other regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Portfolio. As a result, we may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements. The resulting expenditures and restrictions could adversely affect our financial condition, operating results and cash flows.

We and our tenants face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and operate and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and/or computer systems. Attacks can be either individual or highly organized attempts by very sophisticated hacking organizations. We employ several measures to prevent, detect and mitigate these threats, which include password protection, frequent mandatory password change events, multi-factor authentication, mandatory employee trainings, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee that such efforts will be successful in preventing or mitigating a cybersecurity attack. A cybersecurity attack could compromise the confidential information, including personally identifiable information, of our employees, tenants and vendors, disrupt the proper functioning of our networks, result in misstated financial reports or loan covenants and/or missed reporting deadlines, prevent us from properly monitoring our REIT qualification, result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space or require significant management attention and resources to remedy any damages that result. A successful attack could also disrupt and affect our business operations, damage our reputation, and result in significant litigation and remediation costs. Similarly, our tenants rely extensively on computer systems to process transactions and manage their businesses and thus are also at risk from and may be impacted by cybersecurity attacks. An interruption in the business operations of our tenants or a deterioration in their reputation resulting from a cybersecurity attack could adversely impact our business operations. As of December 31, 2019, we have not had any material incidences involving cybersecurity attacks.

We are highly dependent upon senior management, and failure to attract and retain key members of senior management could adversely affect our financial condition, operating results and cash flows.
We are highly dependent on the performance and continued efforts of our senior management team. Our future success is dependent on our ability to continue to attract and retain qualified executive officers and senior management. Any inability to manage our operations effectively could adversely affect our financial condition, operating results and cash flows.

Risks Related to Our Organization and Structure
BPG’s board of directors may change significant corporate policies without stockholder approval.
BPG’s investment, financing and dividend policies and our policies with respect to all other business activities, including strategy and operations, will be determined by BPG’s board of directors. These policies may be amended or revised at any time and from time to time at the discretion of BPG’s board of directors without a vote of our stockholders. BPG’s charter also provides that BPG’s board of directors may revoke or otherwise terminate our REIT election without approval of BPG’s stockholders if it determines that it is no longer in BPG’s best interests to continue to qualify as a REIT. In addition, BPG’s board of directors may change BPG’s policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements. A change in any of these policies could have an adverse effect on our financial condition, operating results, cash flows, and our ability to satisfy our debt service obligations and to pay dividends to BPG’s stockholders.

BPG’s board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.
BPG’s charter permits its board of directors to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and establish the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, BPG’s board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging an unsolicited acquisition of us or a change of our control in which holders of some or a majority of BPG’s outstanding common stock might receive a premium for their shares over the then-current market price of our common stock.

The rights of BPG and BPG stockholders to take action against BPG’s directors and officers are limited.
BPG’s charter eliminates the liability of BPG’s directors and officers to us and BPG’s stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law and BPG’s charter, BPG’s directors and officers do not have any liability to BPG or BPG’s stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

BPG’s charter authorizes BPG and BPG’s bylaws require BPG to indemnify each of BPG’s directors or officers who is made a party to or witness in a proceeding by reason of his or her service in those capacities (or in a similar capacity at another entity at the request of BPG), to the maximum extent permitted under Maryland law, from and against any claim or liability to which such person may become subject by reason of his or her status as a present or former director or officer of BPG. In addition, BPG may be obligated to pay or reimburse the expenses incurred by BPG’s present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, BPG and BPG’s stockholders may have more limited rights to recover money damages from BPG’s directors and officers than might otherwise exist absent these provisions in BPG’s charter and bylaws or that might exist with other companies, which could limit the recourse of stockholders in the event of actions that are not in BPG’s best interests.

BPG’s charter contains a provision that expressly permits BPG’s non-employee directors to compete with us.
BPG’s charter provides that, to the maximum extent permitted under Maryland law, BPG renounces any interest or expectancy that BPG has in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by BPG’s directors or their affiliates, other than to those directors who are employed by BPG or BPG’s subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as a director. Non-employee directors or any of their affiliates will not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates.

BPG’s charter provides that, to the maximum extent permitted under Maryland law, each of BPG’s non-employee directors, and any of their affiliates, may:

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

BPG’s charter also provides that, to the maximum extent permitted under Maryland law, in the event that any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for himself, herself or itself, or offer it to another person or entity unless the business opportunity is expressly offered to such person in their capacity as our director. These provisions may deprive us of opportunities which we may have otherwise wanted to pursue.

Risks Related to our REIT Status and Certain Other Tax Items
If BPG does not maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability.
BPG intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, BPG could fail to meet various compliance requirements, which could jeopardize its REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for BPG to qualify as a REIT.

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

The Internal Revenue Service (“IRS”), the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. BPG cannot predict whether, when, or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be adopted. Any legislative action may prospectively or retroactively modify BPG’s tax treatment and, therefore, may adversely affect taxation of BPG or BPG’s stockholders. Stockholders should consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in BPG’s stock.

Complying with REIT requirements may force BPG to liquidate or restructure investments or forgo otherwise attractive investment opportunities.
In order to qualify as a REIT, BPG must ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash equivalents, government securities and qualified REIT real estate assets. BPG’s investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless: (1) such issuer is a REIT; (2) BPG and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code; or (3) for purposes of the 10% value limitation only, the securities satisfy certain requirements and are not considered “securities” for this test. The total value of all of BPG’s investments in taxable REIT subsidiaries cannot exceed 20% of the value of BPG’s total assets. In addition, no more than 5% of the value of BPG’s assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of the value of BPG’s total assets may be represented by debt instruments issued by “publicly offered REITs” (as defined under the Code) that are “nonqualified” (e.g., not secured by real property or interests in real property). If BPG fails to comply with these requirements, BPG must dispose of a portion of its assets within 30 days after the end of the calendar quarter in order to avoid losing its REIT status and suffering adverse tax consequences. In addition to the quarterly asset test requirements, BPG must annually satisfy two income test requirements (the “75% and 95% gross income tests”), which require that at least 75% of BPG’s gross income be derived from passive real estate sources, including rents from real property, gains from the disposition of real property and other specified qualifying real estate-sourced income. In addition, at least 95% of BPG’s gross income generally must be derived from items qualifying for the 75% income test and other specified interest, dividend and portfolio-type income. As a result, BPG may be required to liquidate from its portfolio, or contribute to a taxable REIT subsidiary, otherwise attractive investments in order to maintain its qualification as a REIT. These actions could reduce BPG’s income and amounts available for distribution to its stockholders. BPG may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the asset or income diversification requirements for qualifying as a REIT.

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.”  Prohibited transactions generally include sales of assets, other than foreclosure property, that constitute inventory or other property held for sale to customers in the ordinary course of business. Although BPG does not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of BPG’s business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with BPG’s characterization of its properties or that BPG will be able to make use of the otherwise available safe harbors. This 100% tax could affect BPG’s decisions to sell property if it believes such sales could be treated as prohibited transactions. However, BPG would not be subject to this tax if it were to sell such assets through a taxable REIT subsidiary.

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
For BPG to qualify as a REIT under the Code, not more than 50% of the value of BPG’s outstanding stock may be owned directly or indirectly by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting BPG’s qualification as a REIT for U.S. federal income tax purposes, among other purposes, BPG’s charter prohibits beneficial or constructive ownership by any individual of more than a certain percentage, currently 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of BPG’s common stock or 9.8% in value of the outstanding shares of BPG’s stock, which BPG refers to as the “ownership limit.” The constructive ownership rules under the Code and BPG’s charter are complex and may cause shares of the outstanding common stock owned by a group of related individuals to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.8% of BPG’s outstanding common stock or BPG’s stock by an individual could cause the individual to own constructively in excess of 9.8% of BPG’s outstanding common stock or BPG’s stock, respectively, and thus violate the ownership limit. Any attempt to own or transfer shares of BPG’s stock in excess of the ownership limit without an exemption from BPG’s board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust or the transfer being void, and the individual who attempted to acquire such excess shares will not have any rights in such excess shares. In addition, there can be no assurance that BPG’s board of directors, as permitted in the charter, will not decrease this ownership limit in the future.

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
BPG will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares are held directly or indirectly by non-U.S. stockholders. Because its shares are publicly traded, BPG cannot guarantee that it will, in fact, be a domestically-controlled REIT. If BPG fails to qualify as a domestically-controlled REIT, its non-U.S. stockholders that otherwise would not be subject to U.S. federal income tax on the gain attributable to a sale of BPG’s shares of common stock would be subject to taxation upon such a sale if either (a) the shares were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 10% in value of the outstanding shares at any time during specified testing periods. If gain on the sale or exchange of BPG’s shares of common stock was subject to taxation for these reasons, the non-U.S. stockholder would be subject to U.S.

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
In connection with BPG’s qualification as a REIT, BPG is required to annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Although it does not currently intend to do so, in order to satisfy this requirement, BPG is permitted, subject to certain conditions and limitations, to make distributions that are in whole or in part payable in shares of BPG’s stock. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of BPG’s current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution in shares of BPG’s stock may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. Furthermore, with respect to certain non-U.S. stockholders, BPG may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in shares of BPG’s stock, by withholding or disposing of part of the shares included in such distribution and using the net proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of BPG’s stockholders determine to sell shares of BPG’s stock in order to pay taxes owed on dividend income, such sales may put downward pressure on the market price of BPG’s stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2019, our Portfolio was comprised of 403 shopping centers totaling approximately 71 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 MSAs in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2019, our three largest tenants by ABR were The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc.

The following table summarizes the top 20 tenants by ABR in our Portfolio as of December 31, 2019 (dollars in thousands, except for PSF amounts):

Retailer	Owned Leases	Leased GLA	Percent of GLA	ABR	Percent of ABR	ABR PSF(1)
The TJX Companies, Inc.	88	2,678,618	3.8%	$30,664	3.4%	$11.45
The Kroger Co.	50	3,323,325	4.7%	24,916	2.8%	7.5
Dollar Tree Stores, Inc.	126	1,449,148	2.1%	15,805	1.8%	10.91
Burlington Stores, Inc.	22	1,230,948	1.7%	12,419	1.4%	10.09
Publix Super Markets, Inc.	29	1,279,135	1.8%	12,102	1.4%	9.46
Ahold Delhaize	21	1,163,367	1.6%	12,091	1.3%	10.39
Ross Stores, Inc	36	971,774	1.4%	11,524	1.3%	11.86
L.A Fitness International, LLC	15	618,290	0.9%	11,298	1.3%	18.27
Albertson's Companies, Inc	16	907,916	1.3%	10,445	1.2%	11.5
Bed Bath & Beyond, Inc.	32	791,126	1.1%	9,821	1.1%	12.41
PetSmart, Inc.	26	587,388	0.8%	8,726	1.0%	14.86
Big Lots, Inc.	35	1,150,510	1.6%	7,758	0.9%	6.74
PETCO Animal Supplies, Inc.	32	434,440	0.6%	7,716	0.9%	17.76
Kohl's Corporation	12	914,585	1.3%	7,192	0.8%	7.86
Wal-Mart Stores, Inc.	15	1,759,473	2.5%	6,837	0.8%	3.89
Best Buy Co., Inc.	13	537,660	0.8%	6,793	0.8%	12.63
Ulta Beauty, Inc.	26	295,778	0.4%	6,779	0.8%	22.92
Party City Holdco Inc.	34	482,332	0.7%	6,742	0.8%	13.98
The Michaels Companies, Inc.	24	541,541	0.8%	6,546	0.7%	12.09
Office Depot, Inc.	26	569,591	0.8%	6,322	0.7%	11.1
TOP 20 RETAILERS	678	21,686,945	30.7%	$222,496	25.2%	$10.26

(1)	ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes the geographic diversity of our Portfolio by state, ranked by ABR, as of December 31, 2019 (dollars in thousands, expect for PSF amounts):

	State	Number of Properties	GLA	Percent Billed	Percent Leased	ABR	ABR PSF(1)	Percent of Number of Properties	Percent of GLA	Percent of ABR
1	Florida	48	7,914,008	86.6%	90.2%	$106,225	$15.37	11.9%	11.2%	11.9%
2	Texas	52	8,039,742	90.9%	94.2%	102,363	14.49	12.9%	11.4%	11.4%
3	California	27	5,086,451	93.3%	96.2%	95,656	21.10	6.7%	7.2%	10.7%
4	New York	29	3,702,568	92.8%	96.5%	68,761	19.84	7.2%	5.2%	7.7%
5	Pennsylvania	27	5,109,108	87.8%	90.6%	65,918	17.21	6.7%	7.2%	7.4%
6	North Carolina	20	4,243,707	91.9%	95.5%	45,194	11.74	5.0%	6.0%	5.0%
7	Georgia	30	4,228,329	88.6%	90.9%	42,583	11.37	7.4%	6.0%	4.7%
8	New Jersey	16	2,825,936	88.5%	93.4%	41,703	16.77	4.0%	4.0%	4.7%
9	Illinois	15	3,604,521	83.0%	86.0%	40,706	13.86	3.7%	5.1%	4.5%
10	Ohio	16	3,299,558	87.8%	90.6%	36,419	14.04	4.0%	4.7%	4.1%
11	Michigan	16	2,997,110	92.4%	94.2%	35,585	13.21	4.0%	4.2%	4.0%
12	Connecticut	12	1,850,585	91.2%	91.4%	26,118	15.46	3.0%	2.6%	2.9%
13	Tennessee	9	2,037,716	95.6%	96.6%	23,069	11.89	2.2%	2.9%	2.6%
14	Colorado	7	1,595,976	89.4%	94.4%	21,530	15.18	1.8%	2.3%	2.4%
15	Massachusetts	10	1,742,928	89.7%	93.0%	19,405	15.97	2.5%	2.5%	2.2%
16	Kentucky	7	1,683,399	93.7%	98.1%	17,996	12.11	1.8%	2.4%	2.0%
17	Minnesota	9	1,377,429	85.4%	90.8%	16,255	14.05	2.2%	1.9%	1.8%
18	South Carolina	7	1,310,223	93.6%	94.8%	15,591	12.83	1.8%	1.9%	1.7%
19	Indiana	8	1,538,030	89.7%	90.2%	14,902	11.99	2.0%	2.2%	1.7%
20	Virginia	7	1,017,100	91.9%	93.5%	11,303	12.90	1.8%	1.4%	1.3%
21	New Hampshire	5	778,528	78.8%	81.1%	8,014	13.20	1.3%	1.1%	0.9%
22	Wisconsin	4	686,770	74.3%	75.8%	6,083	11.69	1.0%	1.0%	0.7%
23	Maryland	3	412,013	76.2%	83.3%	5,666	16.50	0.7%	0.6%	0.6%
24	Missouri	5	655,984	92.5%	93.6%	5,325	8.85	1.2%	0.9%	0.6%
25	Alabama	1	415,636	66.4%	77.5%	3,900	12.42	0.2%	0.6%	0.4%
26	Kansas	2	378,962	92.5%	95.5%	3,530	12.55	0.5%	0.5%	0.4%
27	Iowa	2	512,825	97.1%	98.3%	3,311	6.63	0.5%	0.7%	0.4%
28	West Virginia	2	251,500	96.0%	96.0%	2,087	8.64	0.5%	0.4%	0.2%
29	Arizona	1	165,350	100.0%	100.0%	2,046	12.37	0.2%	0.2%	0.2%
30	Vermont	1	223,314	100.0%	100.0%	1,943	8.82	0.2%	0.3%	0.2%
31	Oklahoma	1	186,851	100.0%	100.0%	1,894	10.14	0.2%	0.3%	0.2%
32	Delaware	1	191,974	52.2%	82.3%	1,845	11.68	0.2%	0.3%	0.2%
33	Maine	1	287,513	89.3%	89.3%	1,777	20.10	0.2%	0.4%	0.2%
34	Louisiana	2	279,159	66.0%	77.5%	1,261	5.83	0.5%	0.4%	0.1%
TOTAL		403	70,630,803	89.3%	92.4%	$895,964	$14.74	100.0%	100.0%	100.0%

(1)	ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes certain information for our Portfolio by unit size as of December 31, 2019 (dollars in thousands, expect for PSF amounts):

	Number of Units	GLA	Percent of GLA	Percent Billed	Percent Leased	ABR	ABR PSF(1)
≥ 35,000 SF	458	26,884,686	38.1%	93.5%	95.4%	$230,237	$10.37
20,000 – 34,999 SF	511	13,457,423	19.0%	91.1%	95.7%	138,883	10.90
10,000 – 19,999 SF	628	8,618,388	12.2%	90.9%	93.7%	112,571	14.29
5,000 – 9,999 SF	1,168	8,040,595	11.4%	83.9%	87.9%	122,448	18.15
< 5,000 SF	6,455	13,629,711	19.3%	81.5%	85.1%	291,825	26.00
TOTAL	9,220	70,630,803	100.0%	89.3%	92.4%	$895,964	$14.74

TOTAL ≥ 10,000 SF	1,597	48,960,497	69.3%	92.4%	95.2%	$481,691	$11.25
TOTAL < 10,000 SF	7,623	21,670,306	30.7%	82.4%	86.2%	414,273	23.05

(1)	ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next ten calendar years and thereafter, assuming no exercise of renewal options over the lease term and including the GLA of lessee-owned leasehold improvements, as of December 31, 2019:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR PSF	ABR PSF at Expiration
M-M	325	887,084	1.4%	1.5%	$15.19	$15.19
2020	1,091	6,214,872	9.5%	9.0%	12.93	12.93
2021	1,175	8,004,262	12.2%	11.6%	13.03	13.10
2022	1,147	8,330,634	12.7%	12.7%	13.69	13.93
2023	977	6,860,133	10.5%	10.9%	14.17	14.54
2024	1,026	9,244,133	14.2%	13.1%	12.69	13.03
2025	567	6,183,680	9.5%	8.7%	12.57	13.50
2026	339	3,308,825	5.1%	5.5%	15.00	16.46
2027	337	3,017,915	4.6%	5.1%	15.14	16.98
2028	294	2,624,351	4.0%	4.7%	16.20	18.09
2029	365	3,631,364	5.6%	6.1%	15.02	16.90
2030+	447	6,967,222	10.7%	11.1%	14.23	16.44

More specific information with respect to each of our properties is set forth in Exhibit 99.1, which is incorporated herein by reference.

Leases
Our anchor tenants generally have leases with original terms ranging from 10 to 20 years, which may or may not contain renewal options for one or more additional periods. Smaller tenants typically have leases with original terms ranging from five to 10 years, which may or may not contain renewal options. Leases in our Portfolio generally provide for the payment of fixed monthly rent. Certain leases also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level. Leases typically provide for contractual increases in base rent over both the original terms and any renewal option periods, and the reimbursement of property operating expenses, including common area expenses, utilities (if not separately metered), insurance and real estate taxes.

The foregoing general description of the characteristics of the leases of our Portfolio is not intended to describe all leases, and material variations in lease terms exist.

Insurance
We have a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for our properties. We formed Incap as part of our overall risk management program and to stabilize insurance costs, manage exposure and recoup expenses through the function of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements.

We also maintain commercial liability, fire, extended coverage, earthquake, business interruption, and rental loss insurance covering all of the properties in our Portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, industry practice, and the nature of the shopping centers in our Portfolio. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and to obtain liability and property damage insurance policies at the tenant’s expense, kept in full force during the term of the lease. In the opinion of our management, all of the properties in our Portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses, such as losses from war. See “Risk Factors – Risks Related to Our Portfolio and Our Business – An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties.”

Item 3. Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BPG’s common stock trades on the New York Stock Exchange under the trading symbol “BRX.” As of February 1, 2020, the number of holders of record of BPG’s common stock was 556. This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

BPG has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, BPG must meet several organizational and operational requirements, including a requirement that it currently distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Management intends to satisfy these requirements and maintain BPG’s REIT status. As a REIT, BPG generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.

BPG’s future distributions will be at the sole discretion of BPG’s Board of Directors. When determining the amount of future distributions, we expect that BPG’s Board of Directors will consider, among other factors; (1) the amount of cash generated from our operating activities; (2) the amount of cash required for leasing and capital expenditures; (3) the amount of cash required for debt repayments, reinvestment activity, net acquisitions, and share repurchases; (4) the amount of cash required to be distributed to maintain BPG’s status as a REIT and to reduce any income and excise taxes that BPG otherwise would be required to pay; (5) any limitations on our distributions contained in our financing agreements, including, without limitation, in our Unsecured Credit Facility; (6) the sufficiency of legally-available assets; and (7) our ability to continue to access additional sources of capital.

To the extent BPG is prevented, by provisions of our financing arrangements or otherwise, from distributing 100% of BPG’s REIT taxable income, or otherwise does not distribute 100% of BPG’s REIT taxable income, BPG will be subject to income tax, and potentially excise tax, on the retained amounts. If our operations do not generate sufficient cash flow to allow BPG to satisfy the REIT distribution requirements, we may be required to fund distributions with working capital, borrowed funds, or asset sales, or we may be required to reduce such distributions or make such distributions in whole or in part payable in shares of BPG’s stock. See Item 1A. “Risk Factors” for additional information regarding risk factors that could adversely affect our results of operations.

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income or capital gain income. Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital. These distributions, to the extent that they do not exceed the stockholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the stockholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and in excess of the stockholder’s adjusted tax basis in its common shares, the distribution will be treated as capital gain from the sale of common shares. For the taxable year ended December 31, 2019, 78.7% of the Company’s distributions to stockholders constituted taxable ordinary income and 21.3% constituted a return of capital.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from December 31, 2014 through December 31, 2019, the cumulative total stockholder return of BPG’s common stock with the cumulative total return of the S&P 500 Index and the FTSE NAREIT Equity Shopping Centers Index. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2019.

Issuer Purchases of Equity Securities
On December 5, 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of our common stock. During the year ended December 31, 2019, we repurchased 834,921 shares of common stock under the Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. We incurred commissions of less than $0.1 million in conjunction with the Program during the year ended December 31, 2019. During the three months ended December 31, 2019, we did not repurchase any shares of common stock. The Program expired pursuant to its terms on December 5, 2019. Subsequent to December 31, 2019, we established a new share repurchase program. See Note 20 – Subsequent Events to our Consolidated Financial Statements in this report for additional information.

Item 6. Selected Financial Data
The following tables show our selected consolidated financial data for BPG and the Operating Partnership and their respective subsidiaries for the periods indicated. This information should be read together with the audited financial statements and notes thereto of BPG and its subsidiaries and the Operating Partnership and its subsidiaries and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues
Rental income	$1,166,379	$1,233,068	$1,281,724	$1,273,669	$1,262,344
Other revenues	1,879	1,272	1,456	2,103	3,636
Total revenues	1,168,258	1,234,340	1,283,180	1,275,772	1,265,980

Operating expenses
Operating costs	124,876	136,217	136,092	133,429	129,477
Real estate taxes	170,988	177,401	179,097	174,487	180,911
Depreciation and amortization	332,431	352,245	375,028	387,302	417,935
Provision for doubtful accounts	—	10,082	5,323	9,182	9,540
Impairment of real estate assets	24,402	53,295	40,104	5,154	1,005
General and administrative	102,309	93,596	92,247	92,248	98,454
Total operating expenses	755,006	822,836	827,891	801,802	837,322

Other income (expense)
Dividends and interest	699	519	365	542	315
Interest expense	(189,775)	(215,025)	(226,660)	(226,671)	(245,012)
Gain on sale of real estate assets	54,767	209,168	68,847	35,613	11,744
Gain (loss) on extinguishment of debt, net	(1,620)	(37,096)	498	(832)	1,720
Other	(2,550)	(2,786)	(2,907)	(4,957)	(348)
Total other expense	(138,479)	(45,220)	(159,857)	(196,305)	(231,581)

Income before equity in income of unconsolidated joint venture	274,773	366,284	295,432	277,665	197,077
Equity in income of unconsolidated joint venture	—	—	381	477	459
Gain on disposition of unconsolidated joint venture interest	—	—	4,556	—	—

Net income	274,773	366,284	300,369	278,142	197,536
Net income attributable to non-controlling interests	—	—	(76)	(2,514)	(3,816)

Net income attributable to Brixmor Property Group Inc.	274,773	366,284	300,293	275,628	193,720
Preferred stock dividends	—	—	(39)	(150)	(150)

Net income attributable to common stockholders	$274,773	$366,284	$300,254	$275,478	$193,570
Per common share:
Net income attributable to common stockholders:
Basic	$0.92	$1.21	$0.98	$0.91	$0.65
Diluted	$0.92	$1.21	$0.98	$0.91	$0.65
Weighted average shares:
Basic	298,229	302,074	304,834	301,601	298,004
Diluted	299,334	302,339	305,281	305,060	305,017

Cash dividends declared per common share	$1.125	$1.105	$1.055	$0.995	$0.92

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
Balance sheet data as of the end of each year	2019	2018	2017	2016	2015
Real estate, net	$7,642,350	$7,749,650	$8,560,421	$8,842,004	$9,052,165
Total assets	$8,142,496	$8,242,421	$9,153,926	$9,319,685	$9,498,007
Debt obligations, net(1)	$4,861,185	$4,885,863	$5,676,238	$5,838,889	$5,974,266
Total liabilities	$5,398,639	$5,406,322	$6,245,578	$6,392,525	$6,577,705
Total equity	$2,743,857	$2,836,099	$2,908,348	$2,927,160	$2,920,302
(1) Debt includes secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount and unamortized debt issuance costs.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues
Rental income	$1,166,379	$1,233,068	$1,281,724	$1,273,669	$1,262,344
Other revenues	1,879	1,272	1,456	2,103	3,636
Total revenues	1,168,258	1,234,340	1,283,180	1,275,772	1,265,980

Operating expenses
Operating costs	124,876	136,217	136,092	133,429	129,477
Real estate taxes	170,988	177,401	179,097	174,487	180,911
Depreciation and amortization	332,431	352,245	375,028	387,302	417,935
Provision for doubtful accounts	—	10,082	5,323	9,182	9,540
Impairment of real estate assets	24,402	53,295	40,104	5,154	1,005
General and administrative	102,309	93,596	92,247	92,248	98,454
Total operating expenses	755,006	822,836	827,891	801,802	837,322

Other income (expense)
Dividends and interest	699	519	365	542	315
Interest expense	(189,775)	(215,025)	(226,660)	(226,671)	(245,012)
Gain on sale of real estate assets	54,767	209,168	68,847	35,613	11,744
Gain (loss) on extinguishment of debt, net	(1,620)	(37,096)	498	(832)	1,720
Other	(2,550)	(2,786)	(2,907)	(4,957)	(348)
Total other expense	(138,479)	(45,220)	(159,857)	(196,305)	(231,581)

Income before equity in income of unconsolidated joint venture	274,773	366,284	295,432	277,665	197,077
Equity in income of unconsolidated joint venture	—	—	381	477	459
Gain on disposition of unconsolidated joint venture interest	—	—	4,556	—	—

Net income	$274,773	$366,284	$300,369	$278,142	$197,536
Per common unit:
Net income:
Basic	$0.92	$1.21	$0.98	$0.91	$0.65
Diluted	$0.92	$1.21	$0.98	$0.91	$0.65
Weighted average units:
Basic	298,229	302,074	304,913	304,600	303,992
Diluted	299,334	302,339	305,281	305,059	305,017

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
Balance sheet data as of the end of each year	2019	2018	2017	2016	2015
Real estate, net	$7,642,350	$7,749,650	$8,560,421	$8,842,004	$9,052,165
Total assets	$8,142,480	$8,242,075	$9,153,677	$9,319,434	$9,497,775
Debt obligations, net(1)	$4,861,185	$4,885,863	$5,676,238	$5,838,889	$5,974,266
Total liabilities	$5,398,639	$5,406,322	$6,245,578	$6,392,525	$6,577,705
Total capital	$2,743,841	$2,835,753	$2,908,099	$2,926,909	$2,920,070
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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2019, our portfolio was comprised of 403 shopping centers (the “Portfolio”) totaling approximately 71 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2019, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2019, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by a commitment to operate in a socially responsible manner that allows us to realize our goal of owning and managing properties that are the centers of the communities we serve.

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

Rental income is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases and/or lease available space, and our inability to do so may impact our overall performance. Additionally, increases in our property operating expenses, including repairs and maintenance, landscaping, snow removal, utilities, security, ground rent related to properties for which we are the lessee, property insurance, real estate taxes and various other costs, to the extent they are not offset by increases in revenue, may impact our overall performance. Factors that could affect our rental income and/or property operating expenses include: (1) changes in national, regional and local economies, due to global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates and limited growth in consumer income; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes. See Item 1A. “Risk Factors” for a further discussion of these and other factors that could impact our future results.

Leasing Highlights
As of December 31, 2019, billed and leased occupancy were 89.3% and 92.4%, respectively, as compared to 88.4% and 91.9%, respectively, as of December 31, 2018.

The following table summarizes our executed leasing activity for the years ended December 31, 2019 and 2018 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Year Ended December 31, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,757	12,789,345	$13.89	$7.16	$1.50	10.9%
New and renewal leases	1,506	7,887,596	16.20	11.57	2.44	13.1%
New leases	622	3,525,712	16.52	23.86	5.30	31.7%
Renewal leases	884	4,361,884	15.94	1.63	0.12	7.8%
Option leases	251	4,901,749	10.17	0.06	—	6.9%

For the Year Ended December 31, 2018
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,979	12,370,589	$14.36	$7.57	$1.48	11.8%
New and renewal leases	1,696	8,467,746	15.72	11.01	2.15	13.8%
New leases	637	3,867,457	14.89	21.82	4.66	34.4%
Renewal leases	1,059	4,600,289	16.42	1.92	0.04	7.6%
Option leases	283	3,902,843	11.41	0.10	0.03	7.0%

(1)
Based on comparable leases only, which consist of new leases signed on units that were occupied within the prior 12 months and renewal leases signed with the same tenant in all or a portion of the same location or that include the expansion into space that was occupied within the prior 12 months.

Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

Acquisition Activity

•
During the year ended December 31, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs.

•	During the year ended December 31, 2018, we acquired two land parcels, one building, three outparcel buildings and one outparcel for $17.4 million, including transaction costs.

Disposition Activity

•
During the year ended December 31, 2019, we disposed of 24 shopping centers and three partial shopping centers for aggregate net proceeds of $288.5 million resulting in aggregate gain of $53.4 million and aggregate impairment of $16.4 million. In addition, during the year ended December 31, 2019, we received aggregate net proceeds of $1.6 million from previously disposed assets resulting in aggregate gain of $1.4 million.

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

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Revenues (in thousands)

	Year Ended December 31,
	2019	2018	$ Change
Revenues
Rental income	$1,166,379	$1,233,068	$(66,689)
Other revenues	1,879	1,272	607
Total revenues	$1,168,258	$1,234,340	$(66,082)

Rental income
The decrease in rental income for the year ended December 31, 2019 of $66.7 million, as compared to the corresponding period in 2018, was primarily due to an $86.7 million decrease in rental income due to net disposition activity, partially offset by a $20.0 million increase for the remaining portfolio. The increase for the remaining portfolio was due to (i) a $19.5 million increase in base rent; (ii) an $8.4 million increase in straight-line rental income, net; (iii) a $5.1 million increase in expense reimbursements; (iv) a $2.5 million increase in ancillary and other rental income; and (v) a $1.3 million increase in percentage rents; partially offset by (vi) a $9.8 million increase in revenues deemed uncollectible; (vii) a $6.8 million decrease in accretion of above- and below-market leases and tenant inducements, net; and (viii) a $0.2 million decrease in lease termination fees. The $19.5 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases as well as positive rent spreads for new and renewal leases and option exercises of 10.9% during the year ended December 31, 2019 and 11.8% during the year ended December 31, 2018. In connection with the adoption of Accounting Standards Codification 842 (“ASC 842”), revenues deemed uncollectible, as noted above, is now recognized as an adjustment to rental income. Prior period provision for doubtful accounts is presented in accordance with our previous presentation and has not been reclassified to rental income.

Other revenues
The increase in other revenues for the year ended December 31, 2019 of $0.6 million, as compared to the corresponding period in 2018, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Year Ended December 31,
	2019	2018	$ Change
Operating expenses
Operating costs	$124,876	$136,217	$(11,341)
Real estate taxes	170,988	177,401	(6,413)
Depreciation and amortization	332,431	352,245	(19,814)
Provision for doubtful accounts	—	10,082	(10,082)
Impairment of real estate assets	24,402	53,295	(28,893)
General and administrative	102,309	93,596	8,713
Total operating expenses	$755,006	$822,836	$(67,830)

Operating costs
The decrease in operating costs for the year ended December 31, 2019 of $11.3 million, as compared to the corresponding period in 2018, was primarily due to a $9.9 million decrease in operating costs due to net disposition activity and a $3.0 million decrease in operating costs for the remaining portfolio, partially offset by a $1.6 million increase in operating costs due to insurance captive adjustments.

Real estate taxes
The decrease in real estate taxes for the year ended December 31, 2019 of $6.4 million, as compared to the corresponding period in 2018, was primarily due to a $10.7 million decrease in real estate taxes due to net disposition activity, partially offset by a $4.3 million increase for the remaining portfolio primarily due to increases in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the year ended December 31, 2019 of $19.8 million, as compared to the corresponding period in 2018, was primarily due to a $23.9 million decrease in depreciation and amortization due to net disposition activity, partially offset by a $4.1 million increase for the remaining portfolio primarily due to an increase in depreciation and amortization of tenant improvements, partially offset by a decrease related to acquired in-place lease intangibles.

Provision for doubtful accounts
In connection with the adoption of ASC 842 on January 1, 2019, we recognize any revenue deemed uncollectible as an adjustment to rental income. Prior periods continue to be presented in accordance with our previous presentation.

Impairment of real estate assets
During the year ended December 31, 2019, aggregate impairment of $24.4 million was recognized on six shopping centers and one partial shopping center as a result of disposition activity, three operating properties and one partial operating property. During the year ended December 31, 2018, aggregate impairment of $53.3 million was recognized on 17 shopping centers and one partial shopping center as a result of disposition activity and three operating properties. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the year ended December 31, 2019 of $8.7 million, as compared to the corresponding period in 2018, was primarily due to a reduction in capitalized leasing payroll and legal costs of $11.9 million in connection with the adoption of ASC 842 and increased payroll costs, partially offset by a decrease of $7.0 million related to an SEC settlement.

During the years ended December 31, 2019 and 2018, construction compensation costs of $14.7 million and $10.6 million, respectively, were capitalized to building and improvements and leasing payroll costs of $0.0 million and $8.0 million, respectively, leasing legal costs of $0.0 million and $3.9 million, respectively, and leasing commission costs of $6.0 million and $7.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2019	2018	$ Change
Other income (expense)
Dividends and interest	$699	$519	$180
Interest expense	(189,775)	(215,025)	25,250
Gain on sale of real estate assets	54,767	209,168	(154,401)
Loss on extinguishment of debt, net	(1,620)	(37,096)	35,476
Other	(2,550)	(2,786)	236
Total other expense	$(138,479)	$(45,220)	$(93,259)

Dividends and interest
Dividends and interest remained generally consistent for the year ended December 31, 2019 as compared to the corresponding period in 2018.

Interest expense
The decrease in interest expense for the year ended December 31, 2019 of $25.3 million, as compared to the corresponding period in 2018, was primarily due to lower overall debt obligations and interest rates.

Gain on sale of real estate assets
During the year ended December 31, 2019, we disposed of 18 shopping centers and two partial shopping centers resulting in aggregate gain of $53.4 million. In addition, during the year ended December 31, 2019, we received aggregate net proceeds of $1.6 million from previously disposed assets resulting in aggregate gain of $1.4 million. During the year ended December 31, 2018, we disposed of 49 shopping centers, one partial shopping center and one land parcel resulting in aggregate gain of $208.7 million. In addition, during the year ended December 31, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets resulting in aggregate gain of $0.5 million.

Loss on extinguishment of debt, net
During the year ended December 31, 2019, we repaid $500.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended December 12, 2018 (the “Unsecured Credit Facility”), resulting in a $1.6 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the year ended December 31, 2018, we repaid $881.4 million of secured loans and $435.0 million of unsecured term loans, and we amended and restated our Unsecured Credit Facility and term loan agreements, resulting in a $37.1 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $24.3 million of legal defeasance fees and $23.0 million of prepayment fees, partially offset by $10.2 million of accelerated unamortized debt premiums, net of discounts and debt issuance costs.

Other
Other expense remained generally consistent for the year ended December 31, 2019 as compared to the corresponding period in 2018.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 11, 2019, for a discussion of the comparison of the year ended December 31, 2018 to the year ended December 31, 2017.

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

Our primary expected sources and uses of capital are as follows:
Sources

•	cash and cash equivalent balances;

•	operating cash flow;

•	available borrowings under our existing Unsecured Credit Facility;

•	dispositions;

•	issuance of long-term debt; and

•	issuance of equity securities.

Uses

•	maintenance capital expenditures;

•	leasing capital expenditures;

•	debt repayments;

•	dividend/distribution payments

•	value-enhancing reinvestment capital expenditures;

•	acquisitions; and

•	repurchases of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2019, we had $1.24 billion of available liquidity under our $1.25 billion revolving credit facility (the “Revolving Facility”). We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt. Subsequent to December 31, 2019, we established a new at-the-market equity offering program. See Note 20 – Subsequent Events to our Consolidated Financial Statements in this report for additional information.

In May 2019, we issued $400.0 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “2029 Notes”) at 99.804% of par, the net proceeds of which were used to repay outstanding indebtedness under our Unsecured Credit Facility and for general corporate purposes. The 2029 Notes bear interest at a rate of 4.125% per annum, payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2019. The 2029 Notes will mature on May 15, 2029. We may redeem the 2029 Notes prior to maturity at our option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2029 Notes. If the 2029 Notes are redeemed on or after February 15, 2029 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2029 Notes are our unsecured and unsubordinated obligations and rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness.

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

In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of our common stock. During the year ended December 31, 2019, we repurchased 0.8 million shares of common stock under the Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. We incurred commissions of less than $0.1 million in conjunction with the Program during the year ended December 31, 2019. The Program expired pursuant to its terms on December 5, 2019. Subsequent to December 31, 2019, we established a new share repurchase program. See Note 20 – Subsequent Events to our Consolidated Financial Statements in this report for additional information.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our stockholders. Our Board of Directors will continue to evaluate the dividend policy on a quarterly basis, evaluating sources and uses of capital, operating fundamentals, maintenance of our REIT qualification and other factors our Board of Directors may deem relevant. We generally intend to maintain a conservative dividend payout ratio. Cash dividends paid to common stockholders for the years ended December 31, 2019 and 2018 were $334.9 million and $333.4 million, respectively. Our Board of Directors declared a quarterly cash dividend of $0.285 per common share in October 2019 for the fourth quarter of 2019. The dividend was paid on January 15, 2020 to shareholders of record on January 6, 2020. Our Board of Directors declared a quarterly cash dividend of $0.285 per common share in February 2020 for the first quarter of 2020. The dividend is payable on April 15, 2020 to shareholders of record on April 6, 2020.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2019	2018
Cash flows provided by operating activities	$528,672	$541,689
Cash flows provided by (used in) investing activities	(172,064)	669,603
Cash flows used in financing activities	(385,850)	(1,271,304)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2019	2018
Cash flows provided by operating activities	$528,672	$541,689
Cash flows provided by (used in) investing activities	(172,285)	669,605
Cash flows used in financing activities	(385,519)	(1,271,402)

Cash, cash equivalents and restricted cash for BPG and the Operating Partnership were $21.5 million and $50.8 million as of December 31, 2019 and 2018, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the year ended December 31, 2019, our net cash provided by operating activities decreased $13.0 million as compared to the corresponding period in 2018. The decrease is primarily due to (i) a decrease in net operating income due to net disposition activity; and (ii) an increase in cash outflows for general and administrative expense; partially offset by (iii) a decrease in cash outflows for interest expense; (iv) an increase in same property net operating income; and (v) an increase from net working capital.

Investing Activities
Net cash provided by (used in) investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment efforts.

During the year ended December 31, 2019, our net cash used in investing activities increased $841.7 million as compared to the corresponding period in 2018. The increase was primarily due to (i) a decrease of $667.8 million in net proceeds from sales of real estate assets; (ii) an increase of $126.4 million in improvements to and investments in real estate assets; and (iii) an increase of $62.2 million in acquisitions of real estate assets; partially offset by (iv) an increase of $14.7 million in proceeds from sale of marketable securities, net of purchases.

Improvements to and investments in real estate assets
During the years ended December 31, 2019 and 2018, we expended $395.1 million and $268.7 million, respectively, on improvements to and investments in real estate assets. In addition, during the years ended December 31, 2019 and 2018, insurance proceeds of $7.4 million and $8.4 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of December 31, 2019, we had 55 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $413.0 million, of which $199.8 million has been incurred as of December 31, 2019.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the year ended December 31, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs. During the year ended December 31, 2018, we acquired two land parcels, one building, three outparcel buildings and one outparcel for an aggregate purchase price of $17.4 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the year ended December 31, 2019, we disposed of 24 shopping centers and three partial shopping centers for aggregate net proceeds of $288.5 million. In addition, during the year ended December 31, 2019, we received aggregate net proceeds of $1.6 million from previously disposed assets. During the year ended December 31, 2018, we disposed of 62 shopping centers, two partial shopping centers and one land parcel for aggregate net proceeds of $957.5 million. In addition, during the year ended December 31, 2018, we received aggregate net proceeds of $0.5 million from previously disposed assets.

Financing Activities
Net cash used in financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the year ended December 31, 2019, our net cash used in financing activities decreased $885.5 million as compared to the corresponding period in 2018. The decrease was primarily due to (i) a $747.3 million decrease in debt repayments, net of borrowings; (ii) a $90.3 million decrease in repurchases of common stock; and (iii) a $49.3 million decrease in deferred financing and debt extinguishment costs.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable, unsecured credit facilities and a secured loan, with maturities ranging from two years to 10 years, in addition to non-cancelable operating leases pertaining to our ground leases and administrative office leases.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding renewal options) as of December 31, 2019:

Contractual Obligations (in thousands)	Payment due by period
	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)	$—	$—	$750,000	$857,000	$807,000	$2,468,453	$4,882,453
Interest payments(2)	180,059	181,403	176,495	155,769	115,359	233,115	1,042,200
Operating leases	7,036	7,066	7,115	5,611	5,246	25,560	57,634
Total	$187,095	$188,469	$933,610	$1,018,380	$927,605	$2,727,128	$5,982,287

(1)	Debt includes scheduled maturities for unsecured notes payable, unsecured credit facilities and a secured loan.

(2)
As of December 31, 2019, we incur variable rate interest on (i) a $350.0 million term loan; (ii) a $300.0 million term loan; (iii) $250.0 million of Floating Rate Senior Notes due 2022; and (iv) $7.0 million outstanding under our Revolving Facility. We have in place seven interest rate swap agreements with an aggregate notional value of $800.0 million, which effectively convert variable interest payments to fixed interest payments. See Item 7A. “Quantitative and Qualitative Disclosures” for a further discussion of these and other factors that could impact interest payments. Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2019.

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

Our reconciliation of net income to NAREIT FFO for the years ended December 31, 2019 and 2018 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Net income	$274,773	$366,284
Depreciation and amortization related to real estate	328,534	347,862
Gain on sale of real estate assets	(54,767)	(209,168)
Impairment of real estate assets	24,402	53,295
NAREIT FFO	$572,942	$558,273
NAREIT FFO per diluted share	$1.91	$1.85
Weighted average diluted shares outstanding	299,334	302,339

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

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

	Year Ended December 31,
	2019	2018	Change
Number of properties	397	397	—
Percent billed	89.6%	88.2%	1.4%
Percent leased	92.7%	91.8%	0.9%

Revenues
Rental income	$1,087,370	$1,068,026	$19,344
Other revenues	1,856	1,146	710
	1,089,226	1,069,172	20,054
Operating expenses
Operating costs	(120,994)	(123,561)	2,567
Real estate taxes	(164,875)	(160,419)	(4,456)
Provision for doubtful accounts	—	(8,515)	8,515
	(285,869)	(292,495)	6,626
Same property NOI	$803,357	$776,677	$26,680

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018
Net income	$274,773	$366,284
Adjustments:
Non-same property NOI	(27,193)	(91,757)
Lease termination fees	(3,314)	(3,672)
Straight-line rental income, net	(23,427)	(15,352)
Accretion of above- and below-market leases and tenant inducements, net	(15,230)	(23,313)
Straight-line ground rent expense	127	131
Depreciation and amortization	332,431	352,245
Impairment of real estate assets	24,402	53,295
General and administrative	102,309	93,596
Total other income (expense)	138,479	45,220
Same property NOI	$803,357	$776,677

Our Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could ultimately differ from those estimates. See Note 1 – Nature of Business and Financial Statement Presentation
to our Consolidated Financial Statements in this report for a discussion of recently-issued and adopted accounting standards.

Revenue Recognition and Receivables
We enter into agreements with tenants which convey the right to control the use of identified space at our shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under ASC 842. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on our Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on our Consolidated Balance Sheets. We commence recognizing rental revenue based on the date we make the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes by the lessee and are recognized in the period the applicable expenditures are incurred.

In connection with the adoption of ASC 842, we have evaluated the lease and non-lease components within our leases where we are the lessor and have elected the practical expedient to present lease and non-lease components in our lease agreements as one component. As such, we account for rental revenue (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. Additionally, we also include the non-components of our leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component. These amounts are included in Rental income on our Consolidated Statements of Operations.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee. Percentage rents are recognized upon the achievement of certain pre-determined sales thresholds and are included in Rental income on our Consolidated Statements of Operations.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by us with the applicable property are met.

We periodically evaluate the collectability of our receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. We analyze individual tenant receivables and consider tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on our Consolidated Statements of Operations. Prior period Provision for doubtful accounts is included in Operating expenses on our Consolidated Statements of Operations in accordance with our previous presentation and has not been reclassified to Rental income.

Real Estate
Real estate assets are recognized on our Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above- and below-market leases and in-place leases), and assumed debt based on an evaluation of available information. Based on these estimates, the fair value is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In allocating fair value to identifiable intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease.

The value of in-place leases is estimated based on management’s evaluation of the specific characteristics of each tenant lease, including: (i) fair market rent and the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes that would be forgone during a hypothetical expected lease-up period and (ii) costs that would be incurred, including leasing commissions, legal and marketing costs, and tenant improvements and allowances, to execute similar leases. The value assigned to in-place leases is amortized to Depreciation and amortization expense over the remaining term of each lease.

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

On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, that the carrying value of our real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. Various factors are considered in the estimation process, including trends and prospects and the effects of demand and competition on future operating income. Changes in any estimates and/or assumptions, including the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

When a real estate asset is identified by management as held for sale, we discontinue depreciating the asset and estimate its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, an impairment is recognized to reflect the estimated fair value. Properties classified as real estate held for sale represent properties that are under contract for sale and where the applicable pre-sale due diligence period has expired prior to the end of the reporting period.

In situations in which a lease or leases with a tenant have been, or are expected to be, terminated early, we evaluate the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, we may accelerate the depreciation and amortization associated with the asset group.

Stock Based Compensation
We account for equity awards in accordance with the Financial Accounting Standards Board’s Stock Compensation guidance, which requires that all share-based payments to employees and non-employee directors be recognized in the Consolidated Statements of Operations over the service period based on their fair value. Fair value is determined based on the type of award, using either the grant date market price of our common stock or a Monte Carlo simulation model. Share-based compensation expense is included in General and administrative expenses on our Consolidated Statements of Operations.

Inflation
For the last several years inflation has been low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may increase in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to fund operations and capital expenditures. Our use of derivative instruments is intended to manage our exposure to interest rate movements. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest spreads available.

With regard to variable-rate financing, we assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding or forecasted debt obligations, as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

We may use derivative financial instruments to hedge exposures to changes in interest rates. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of the financial instrument that results from a change in interest rates. Market risk associated with derivative instruments is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of the derivative instrument is positive, the counterparty owes us, which creates credit risk to us. The credit risk associated with derivative instruments is managed by entering into transactions with a variety of highly-rated counterparties.

As of December 31, 2019, we had $907.0 million of outstanding variable-rate indebtedness which bears interest at a rate equal to LIBOR plus spreads ranging from 105 basis points to 125 basis points. We have interest rate swap agreements on $800.0 million of our variable-rate indebtedness, which effectively convert the base rate on the indebtedness from variable to fixed. If market rates of interest on our variable-rate debt increased or decreased by 100 basis points, the change in annual interest expense on our variable-rate debt would decrease earnings and cash flows by approximately $1.1 million or increase earnings and cash flows by approximately $1.1 million, respectively (after taking into account the impact of the $800.0 million of interest rate swap agreements).

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2019. The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2019 and are subject to change. Furthermore, the table below incorporates only those exposures that exist as of December 31, 2019 and does not consider exposures or positions that may have arisen or expired after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Secured Debt
Fixed rate	$—	$—	$—	$—	$7,000	$—	$7,000	$7,306
Weighted average interest rate(1)	4.40%	4.40%	4.40%	4.40%	—%	—%

Unsecured Debt
Fixed rate	$—	$—	$500,000	$500,000	$500,000	$2,468,453	$3,968,453	$4,422,513
Weighted average interest rate(1)	3.87%	3.87%	3.87%	3.97%	4.03%	4.03%

Variable rate(2)(3)	$—	$—	$250,000	$357,000	$300,000	$—	$907,000	$658,490
Weighted average interest rate(1)(2)	2.89%	2.89%	3.05%	3.86%	—%	—%

(1)
Weighted average interest rates include the impact of our interest rate swap agreements and are calculated based on the total debt balances as of the end of each year, assuming the repayment of debt on its scheduled maturity date.

(2)	The interest rates on our variable rate debt are based on credit rating grids. The credit rating grids and all-in-rates on outstanding variable rate debt as of December 31, 2019 are as follows:

				Credit Spread Grid
	As of December 31, 2019			LIBOR Rate Loans	Base Rate Loans
Variable Rate Debt	LIBOR Rate	Credit Spread	All-in-Rate	Credit Spread	Credit Spread
Unsecured Credit Facility - Revolving Facility(1)	1.74%	1.10%	2.84%	0.78% – 1.45%	0.00% – 0.45%
$350 Million Term Loan	1.69%	1.25%	2.94%	0.85% – 1.65%	0.00% – 0.65%
$300 Million Term Loan	1.69%	1.25%	2.94%	0.85% – 1.65%	0.00% – 0.65%
2022 Notes	1.91%	1.05%	2.96%	N/A	N/A

(1)	Our Revolving Facility is further subject to a facility fee ranging from 0.13% to 0.30%, which is excluded from the all-in-rate presented above.

(3)
We have in place seven interest rate swap agreements that convert the variable interest rates on portions of three variable rate debt instruments to fixed rates. The balances subject to interest rates swaps as of December 31, 2019 are as follows (dollars in thousands):

	As of December 31, 2019
Variable Rate Debt	Amount	Weighted Average Fixed LIBOR Rate	Credit Spread	Swapped All-in-Rate
$350 Million Term Loan	$350,000	1.11%	1.25%	2.36%
$300 Million Term Loan	$300,000	2.61%	1.25%	3.86%
2022 Notes	$150,000	1.11%	1.05%	2.16%

Item 8. Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the COSO of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 28, 2020 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2019 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 28, 2020 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2019 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 28, 2020 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2019 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 28, 2020 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2019 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 28, 2020 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2019 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

(b) Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of February 28, 2017	8-K	001-36160	3/3/2017	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Second Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 28, 2019, by and among Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Limited Partner, BPG Sub LLC, as Limited Partner, and the other limited partners from time to time party thereto	10-Q	001-36160	10/28/2019	3.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee (the “2015 Indenture”)	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture to the 2015 Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/21/2015	4.2
4.3	Second Supplemental Indenture to the 2015 Indenture, dated August 10, 2015, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/10/2015	4.2
4.4	Third Supplemental Indenture to the 2015 Indenture, dated June 13, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/13/2016	4.2
4.5	Fourth Supplemental Indenture to the 2015 Indenture, dated August 24, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/24/2016	4.2
4.6	Fifth Supplemental Indenture to the 2015 Indenture, dated March 8, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	3/8/2017	4.2
4.7	Sixth Supplemental Indenture to the 2015 Indenture, dated June 5, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/5/2017	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.8	Seventh Supplemental Indenture to the 2015 Indenture, dated August 31, 2018, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/28/2018	4.2
4.9	Eighth Supplemental Indenture to the 2015 Indenture, dated May 10, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	5/10/2019	4.2
4.10	Amendment No. 1 to the Eighth Supplemental Indenture, dated August 15, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/15/2019	4.3
4.11	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.12	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.13	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.14	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	8/23/2013	4.4
4.15	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.1
4.16	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.17	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.18	Description of Registered Securities	—	—	—	—	x
10.1*	2013 Omnibus Incentive Plan	S-11	333-190002	9/23/2013	10.18
10.2*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.3*	Form of Director Restricted Stock Award Agreement	S-11	333-190002	10/4/2013	10.30

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.4*	Form of Restricted Stock Unit Agreement	10-Q	001-36160	4/26/2016	10.6
10.5*	Form of Brixmor Property Group Inc. Restricted Stock Unit Agreement (TRSUs, PRSUs, and OPRSUs)	8-K	001-36160	3/6/2018	10.1
10.6*	Employment Agreement, dated April 12, 2016 by and between Brixmor Property Group Inc. and James M. Taylor	10-Q	001-36160	7/25/2016	10.1
10.7*	Employment Agreement, dated April 26, 2016, by and between Brixmor Property Group Inc. and Angela Aman	10-Q	001-36160	7/25/2016	10.2
10.8*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Angela Aman	8-K	001-36160	3/8/2019	10.1
10.9*	Employment Agreement, dated May 11, 2016 by and between Brixmor Property Group Inc. and Mark T. Horgan	10-K	001-36160	2/13/2017	10.22
10.10*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	3/8/2019	10.2
10.11*	Employment Agreement, dated December 5, 2014 by and between Brixmor Property Group Inc. and Brian T. Finnegan	10-K	001-36160	2/13/2017	10.23
10.12*	Employment Agreement, dated November 1, 2011, between Brixmor Property Group Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.13*	First Amendment to Employment Agreement, dated February 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.3
10.14*	Second Amendment to Employment Agreement, dated April 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.4
10.15	Amended and Restated Term Loan Agreement, dated as of December 12, 2018, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	10-K	001-36160	2/11/2019	10.4
10.16	Term Loan Agreement, dated as of July 28, 2017, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “2017 Term Loan Agreement”)	8-K	001-36160	7/31/2017	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.17	Amendment No. 1 to the 2017 Term Loan Agreement, dated December 12, 2018, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	10-K	001-36160	2/11/2019	10.25
10.18	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-K	001-36160	2/11/2019	10.26
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
99.1	Property List	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x
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

BRIXMOR PROPERTY GROUP INC.

Date: February 10, 2020	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 10, 2020	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2020	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 10, 2020	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: February 10, 2020	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 10, 2020	By:	/s/ John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Date: February 10, 2020	By:	/s/ Michael Berman
Michael Berman
Director

Date: February 10, 2020	By:	/s/ Sheryl M. Crosland
Sheryl M. Crosland
Director

Date: February 10, 2020	By:	/s/ Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 10, 2020	By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 10, 2020	By:	/s/ William D. Rahm
William D. Rahm
Director

Date: February 10, 2020	By:	/s/ Gabrielle Sulzberger
Gabrielle Sulzberger
Director

Date: February 10, 2020	By:	/s/ Juliann Bowerman
Juliann Bowerman
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Real Estate Assets - Refer to Note 1 and Note 5 of the financial statements
Critical Audit Matter Description
The Company, on a periodic basis, assesses whether there are indicators, including changes in anticipated hold period, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), considering the anticipated and probability weighted hold period, are less than a real estate asset’s carrying value. Changes in any estimates and/or assumptions, including the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value.

The Company utilizes estimates and assumptions when determining potential impairments based on the asset’s projected operating cash flows. Given the Company’s capital recycling activity, which increased the number of properties triggered for impairment evaluation, we identified management’s estimate of anticipated hold period for the properties evaluated for impairment as a critical audit matter because of the significance of the estimate within management’s evaluation of the recoverability of real estate assets. Changes in the anticipated hold period could have a material impact on the projected operating cash flows and the amount of recorded impairment charge(s). This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of management’s assessment of expected remaining hold period.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates in determining the impairment of real estate asset values included the following, among others:

•	We tested the effectiveness of controls over management’s impairment analysis, including controls over the estimate of the anticipated hold period of real estate assets.

•	We evaluated the Company’s estimate of holds periods by:

◦	Performing a retrospective analysis to compare historical estimates for real estate assets that have subsequently been disposed.

◦	Obtaining and evaluating financial and operational evidence of the assumption of the anticipated hold period.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 10, 2020

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 10, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Brixmor Operating Partnership LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2020, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
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
February 10, 2020

We have served as the Operating Partnership’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Brixmor Operating Partnership LP
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2019, of the Operating Partnership and our report dated February 10, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 10, 2020

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2019	December 31, 2018
Assets
Real estate
Land	$1,767,029	$1,804,504
Buildings and improvements	8,356,571	8,294,273
	10,123,600	10,098,777
Accumulated depreciation and amortization	(2,481,250)	(2,349,127)
Real estate, net	7,642,350	7,749,650

Cash and cash equivalents	19,097	41,745
Restricted cash	2,426	9,020
Marketable securities	18,054	30,243
Receivables, net	234,246	228,297
Deferred charges and prepaid expenses, net	143,973	145,662
Real estate assets held for sale	22,171	2,901
Other assets	60,179	34,903
Total assets	$8,142,496	$8,242,421

Liabilities
Debt obligations, net	$4,861,185	$4,885,863
Accounts payable, accrued expenses and other liabilities	537,454	520,459
Total liabilities	5,398,639	5,406,322

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,334,144 and 305,130,472 shares issued and 297,857,267 and 298,488,516 shares outstanding	2,979	2,985
Additional paid-in capital	3,230,625	3,233,329
Accumulated other comprehensive income (loss)	(9,543)	15,973
Distributions in excess of net income	(480,204)	(416,188)
Total equity	2,743,857	2,836,099
Total liabilities and equity	$8,142,496	$8,242,421
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2019	2018	2017
Revenues
Rental income	$1,166,379	$1,233,068	$1,281,724
Other revenues	1,879	1,272	1,456
Total revenues	1,168,258	1,234,340	1,283,180

Operating expenses
Operating costs	124,876	136,217	136,092
Real estate taxes	170,988	177,401	179,097
Depreciation and amortization	332,431	352,245	375,028
Provision for doubtful accounts	—	10,082	5,323
Impairment of real estate assets	24,402	53,295	40,104
General and administrative	102,309	93,596	92,247
Total operating expenses	755,006	822,836	827,891

Other income (expense)
Dividends and interest	699	519	365
Interest expense	(189,775)	(215,025)	(226,660)
Gain on sale of real estate assets	54,767	209,168	68,847
Gain (loss) on extinguishment of debt, net	(1,620)	(37,096)	498
Other	(2,550)	(2,786)	(2,907)
Total other expense	(138,479)	(45,220)	(159,857)

Income before equity in income of unconsolidated joint venture	274,773	366,284	295,432
Equity in income of unconsolidated joint venture	—	—	381
Gain on disposition of unconsolidated joint venture interest	—	—	4,556

Net income	274,773	366,284	300,369
Net income attributable to non-controlling interests	—	—	(76)

Net income attributable to Brixmor Property Group Inc.	274,773	366,284	300,293
Preferred stock dividends	—	—	(39)

Net income attributable to common stockholders	$274,773	$366,284	$300,254

Net income attributable to common stockholders per common share:
Basic	$0.92	$1.21	$0.98
Diluted	$0.92	$1.21	$0.98
Weighted average shares:
Basic	298,229	302,074	304,834
Diluted	299,334	302,339	305,281
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2019	2018	2017
Net income	$274,773	$366,284	$300,369
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(25,713)	(8,361)	2,815
Change in unrealized gain (loss) on marketable securities	197	123	(123)
Total other comprehensive income (loss)	(25,516)	(8,238)	2,692
Comprehensive income	249,257	358,046	303,061
Comprehensive income attributable to non-controlling interests	—	—	(76)
Comprehensive income attributable to common stockholders	$249,257	$358,046	$302,985
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2017	304,343	$3,043	$3,324,874	$21,519	$(426,552)	$4,276	$2,927,160
Common stock dividends ($1.055 per common share)	—	—	—	—	(322,475)	—	(322,475)
Equity based compensation expense	—	—	10,474	—	—	3	10,477
Preferred stock dividends	—	—	—	—	(641)	(648)	(1,289)
Other comprehensive income	—	—	—	2,692	—	—	2,692
Issuance of common stock and OP Units	201	6	—	—	—	(6)	—
Repurchases of common stock	(327)	(3)	(5,869)	—	—	—	(5,872)
Share-based awards retained for taxes	—	—	(2,714)	—	—	—	(2,714)
Conversion of OP Units into common stock	403	—	3,701	—	—	(3,701)	—
Net income	—	—	—	—	300,293	76	300,369
Ending balance, December 31, 2017	304,620	3,046	3,330,466	24,211	(449,375)	—	2,908,348
Common stock dividends ($1.105 per common share)	—	—	—	—	(333,097)	—	(333,097)
Equity based compensation expense	—	—	9,378	—	—	—	9,378
Other comprehensive loss	—	—	—	(8,238)	—	—	(8,238)
Issuance of common stock and OP Units	184	2	—	—	—	—	2
Repurchases of common stock	(6,315)	(63)	(104,637)	—	—	—	(104,700)
Share-based awards retained for taxes	—	—	(1,878)	—	—	—	(1,878)
Net income	—	—	—	—	366,284	—	366,284
Ending balance, December 31, 2018	298,489	2,985	3,233,329	15,973	(416,188)	—	2,836,099
ASC 842 cumulative adjustment	—	—	—	—	(1,974)	—	(1,974)
Common stock dividends ($1.125 per common share)	—	—	—	—	(336,815)	—	(336,815)
Equity based compensation expense	—	—	13,571	—	—	—	13,571
Other comprehensive loss	—	—	—	(25,516)	—	—	(25,516)
Issuance of common stock and OP Units	203	3	—	—	—	—	3
Repurchases of common stock	(835)	(9)	(14,554)	—	—	—	(14,563)
Share-based awards retained for taxes	—	—	(1,721)	—	—	—	(1,721)
Net income	—	—	—	—	274,773	—	274,773
Ending balance, December 31, 2019	297,857	$2,979	$3,230,625	$(9,543)	$(480,204)	$—	$2,743,857
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$274,773	$366,284	$300,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332,431	352,245	375,028
Debt premium and discount amortization	966	(2,572)	(5,323)
Deferred financing cost amortization	7,063	6,601	6,971
Accretion of above- and below-market leases, net	(18,824)	(26,566)	(29,634)
Impairment of real estate assets	24,402	53,295	40,104
Gain on sale of real estate assets	(54,767)	(209,168)	(68,847)
Gain on disposition of unconsolidated joint venture interest	—	—	(4,556)
Equity based compensation	12,661	9,378	10,477
Other	3,600	3,424	2,511
(Gain) loss on extinguishment of debt, net	1,620	37,096	(498)
Changes in operating assets and liabilities:
Receivables, net	(26,999)	(12,312)	(26,458)
Deferred charges and prepaid expenses	(30,702)	(40,575)	(53,316)
Other assets	(179)	3,735	(3,575)
Accounts payable, accrued expenses and other liabilities	2,627	824	8,695
Net cash provided by operating activities	528,672	541,689	551,948

Investing activities:
Improvements to and investments in real estate assets	(395,095)	(268,689)	(202,873)
Acquisitions of real estate assets	(79,634)	(17,447)	(190,487)
Proceeds from sales of real estate assets	290,153	957,955	330,757
Proceeds from sale of unconsolidated joint venture interest	—	—	12,369
Purchase of marketable securities	(37,781)	(33,096)	(28,263)
Proceeds from sale of marketable securities	50,293	30,880	25,623
Net cash provided by (used in) investing activities	(172,064)	669,603	(52,874)

Financing activities:
Repayment of secured debt obligations	—	(895,717)	(409,575)
Repayment of borrowings under unsecured revolving credit facility	(586,000)	(194,000)	(603,000)
Proceeds from borrowings under unsecured revolving credit facility	287,000	500,000	481,000
Proceeds from unsecured term loans and notes	771,623	250,000	1,193,916
Repayment of borrowings under unsecured term loans	(500,000)	(435,000)	(815,000)
Deferred financing and debt extinguishment costs	(7,294)	(56,598)	(11,142)
Distributions to common stockholders	(334,895)	(333,411)	(317,389)
Distributions to non-controlling interests	—	—	(1,390)
Repurchases of common shares	(14,563)	(104,700)	(5,872)
Repurchases of common shares in conjunction with equity award plans	(1,721)	(1,878)	(2,714)
Net cash used in financing activities	(385,850)	(1,271,304)	(491,166)

Net change in cash, cash equivalents and restricted cash	(29,242)	(60,012)	7,908
Cash, cash equivalents and restricted cash at beginning of period	50,765	110,777	102,869
Cash, cash equivalents and restricted cash at end of period	$21,523	$50,765	$110,777

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$19,097	$41,745	$56,938
Restricted cash	2,426	9,020	53,839
Cash, cash equivalents and restricted cash at end of period	$21,523	$50,765	$110,777

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,480, $2,478 and $2,945	$178,890	$212,889	$223,198
State and local taxes paid	2,134	2,180	2,199
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)
	December 31, 2019	December 31, 2018
Assets
Real estate
Land	$1,767,029	$1,804,504
Buildings and improvements	8,356,571	8,294,273
	10,123,600	10,098,777
Accumulated depreciation and amortization	(2,481,250)	(2,349,127)
Real estate, net	7,642,350	7,749,650

Cash and cash equivalents	19,081	41,619
Restricted cash	2,426	9,020
Marketable securities	18,054	30,023
Receivables, net	234,246	228,297
Deferred charges and prepaid expenses, net	143,973	145,662
Real estate assets held for sale	22,171	2,901
Other assets	60,179	34,903
Total assets	$8,142,480	$8,242,075

Liabilities
Debt obligations, net	$4,861,185	$4,885,863
Accounts payable, accrued expenses and other liabilities	537,454	520,459
Total liabilities	5,398,639	5,406,322

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 305,334,144 and 305,130,472 units issued and 297,857,267 and 298,488,516 units outstanding	2,753,385	2,819,770
Accumulated other comprehensive income (loss)	(9,544)	15,983
Total capital	2,743,841	2,835,753
Total liabilities and capital	$8,142,480	$8,242,075
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Year Ended December 31,
	2019	2018	2017
Revenues
Rental income	$1,166,379	$1,233,068	$1,281,724
Other revenues	1,879	1,272	1,456
Total revenues	1,168,258	1,234,340	1,283,180

Operating expenses
Operating costs	124,876	136,217	136,092
Real estate taxes	170,988	177,401	179,097
Depreciation and amortization	332,431	352,245	375,028
Provision for doubtful accounts	—	10,082	5,323
Impairment of real estate assets	24,402	53,295	40,104
General and administrative	102,309	93,596	92,247
Total operating expenses	755,006	822,836	827,891

Other income (expense)
Dividends and interest	699	519	365
Interest expense	(189,775)	(215,025)	(226,660)
Gain on sale of real estate assets	54,767	209,168	68,847
Gain (loss) on extinguishment of debt, net	(1,620)	(37,096)	498
Other	(2,550)	(2,786)	(2,907)
Total other expense	(138,479)	(45,220)	(159,857)

Income before equity in income of unconsolidated joint venture	274,773	366,284	295,432
Equity in income of unconsolidated joint venture	—	—	381
Gain on disposition of unconsolidated joint venture interest	—	—	4,556

Net income attributable to Brixmor Operating Partnership LP	$274,773	$366,284	$300,369

Net income attributable to Brixmor Operating Partnership LP per common unit:
Basic	$0.92	$1.21	$0.98
Diluted	$0.92	$1.21	$0.98
Weighted average units:
Basic	298,229	302,074	304,913
Diluted	299,334	302,339	305,281
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2019	2018	2017
Net income attributable to Brixmor Operating Partnership LP	$274,773	$366,284	$300,369
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(25,713)	(8,361)	2,815
Change in unrealized gain (loss) on marketable securities	186	120	(122)
Total other comprehensive income (loss)	(25,527)	(8,241)	2,693
Comprehensive income attributable to Brixmor Operating Partnership LP	$249,246	$358,043	$303,062
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2017	$2,905,378	$21,531	$2,926,909
Distributions to partners	(323,763)	—	(323,763)
Equity based compensation expense	10,477	—	10,477
Other comprehensive income	—	2,693	2,693
Repurchases of OP Units	(5,872)	—	(5,872)
Share-based awards retained for taxes	(2,714)	—	(2,714)
Net income attributable to Brixmor Operating Partnership LP	300,369	—	300,369
Ending balance, December 31, 2017	2,883,875	24,224	2,908,099
Distributions to partners	(333,191)	—	(333,191)
Equity based compensation expense	9,378	—	9,378
Other comprehensive loss	—	(8,241)	(8,241)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(104,700)	—	(104,700)
Share-based awards retained for taxes	(1,878)	—	(1,878)
Net income attributable to Brixmor Operating Partnership LP	366,284	—	366,284
Ending balance, December 31, 2018	2,819,770	15,983	2,835,753
ASC 842 cumulative adjustment	(1,974)	—	(1,974)
Distributions to partners	(336,474)	—	(336,474)
Equity based compensation expense	13,571	—	13,571
Other comprehensive loss	—	(25,527)	(25,527)
Issuance of OP Units	3	—	3
Repurchases of OP Units	(14,563)	—	(14,563)
Share-based awards retained for taxes	(1,721)	—	(1,721)
Net income attributable to Brixmor Operating Partnership LP	274,773	—	274,773
Ending balance, December 31, 2019	$2,753,385	$(9,544)	$2,743,841
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income attributable to Brixmor Operating Partnership LP	$274,773	$366,284	$300,369
Adjustments to reconcile net income attributable to Brixmor Operating Partnership LP to net cash provided by operating activities:
Depreciation and amortization	332,431	352,245	375,028
Debt premium and discount amortization	966	(2,572)	(5,323)
Deferred financing cost amortization	7,063	6,601	6,971
Accretion of above- and below-market leases, net	(18,824)	(26,566)	(29,634)
Impairment of real estate assets	24,402	53,295	40,104
Gain on sale of real estate assets	(54,767)	(209,168)	(68,847)
Gain on disposition of unconsolidated joint venture interest	—	—	(4,556)
Equity based compensation	12,661	9,378	10,477
Other	3,600	3,424	2,511
(Gain) loss on extinguishment of debt, net	1,620	37,096	(498)
Changes in operating assets and liabilities:
Receivables, net	(26,999)	(12,312)	(26,458)
Deferred charges and prepaid expenses	(30,702)	(40,575)	(53,316)
Other assets	(179)	3,735	(3,575)
Accounts payable, accrued expenses and other liabilities	2,627	824	8,695
Net cash provided by operating activities	528,672	541,689	551,948

Investing activities:
Improvements to and investments in real estate assets	(395,095)	(268,689)	(202,873)
Acquisitions of real estate assets	(79,634)	(17,447)	(190,487)
Proceeds from sales of real estate assets	290,153	957,955	330,757
Proceeds from sale of unconsolidated joint venture interest	—	—	12,369
Purchase of marketable securities	(38,002)	(33,094)	(28,261)
Proceeds from sale of marketable securities	50,293	30,880	25,623
Net cash provided by (used in) investing activities	(172,285)	669,605	(52,872)

Financing activities:
Repayment of secured debt obligations	—	(895,717)	(409,575)
Repayment of borrowings under unsecured revolving credit facility	(586,000)	(194,000)	(603,000)
Proceeds from borrowings under unsecured revolving credit facility	287,000	500,000	481,000
Proceeds from unsecured term loans and notes	771,623	250,000	1,193,916
Repayment of borrowings under unsecured term loans	(500,000)	(435,000)	(815,000)
Deferred financing and debt extinguishment costs	(7,294)	(56,598)	(11,142)
Partner distributions and repurchases of OP Units	(350,848)	(440,087)	(327,363)
Net cash used in financing activities	(385,519)	(1,271,402)	(491,164)

Net change in cash, cash equivalents and restricted cash	(29,132)	(60,108)	7,912
Cash, cash equivalents and restricted cash at beginning of period	50,639	110,747	102,835
Cash, cash equivalents and restricted cash at end of period	$21,507	$50,639	$110,747

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$19,081	$41,619	$56,908
Restricted cash	2,426	9,020	53,839
Cash, cash equivalents and restricted cash at end of period	$21,507	$50,639	$110,747

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,480, $2,478 and $2,945	$178,890	$212,889	$223,198
State and local taxes paid	2,134	2,180	2,199
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2019, the Company’s portfolio was comprised of 403 shopping centers (the “Portfolio”) totaling approximately 71 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2019 and 2018 and the consolidated results of its operations and cash flows for the years ended December 31, 2019, 2018 and 2017. Certain prior year balances in the accompanying Consolidated Statements of Operations have been reclassified to conform to the current year presentation for the adoption of Accounting Standards Codification Topic 842 “Leases” (“ASC 842”) (described below in New Accounting Pronouncements), which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC 840”).

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company has evaluated the Operating Partnership and has determined it is not a VIE as of December 31, 2019.

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

Non-controlling Interests
The Company accounts for non-controlling interests in accordance with the Consolidation guidance and the Distinguishing Liabilities from Equity guidance issued by the Financial Accounting Standards Board (“FASB”). Non-controlling interests represent the portion of equity that the Company did not own in those entities that it consolidated. The amounts of consolidated net earnings attributable to the Company and to the non-controlling interests are presented separately on the Company’s Consolidated Statements of Operations.

Cash and Cash Equivalents
For purposes of presentation on both the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows, the Company considers instruments with an original maturity of three months or less to be cash and cash equivalents.

The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (“FDIC”) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal.

Restricted Cash
Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements as well as legally restricted tenant security deposits and funds held in escrow for pending transactions.

Real Estate
Real estate assets are recognized on the Company’s Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements), identifiable intangible assets and liabilities (consisting of above- and below-market leases and in-place leases), and assumed debt based on an evaluation of available information. Based on these estimates, the fair value is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In allocating fair value to identifiable intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the remaining non-cancelable term of the lease, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease.

The value of in-place leases is estimated based on management’s evaluation of the specific characteristics of each tenant lease, including: (i) fair market rent and the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes that would be forgone during a hypothetical expected lease-up period and (ii) costs that would be incurred, including leasing commissions, legal and marketing costs, and tenant improvements and allowances, to execute similar leases. The value assigned to in-place leases is amortized to Depreciation and amortization expense over the remaining term of each lease.

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

On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. Various factors are considered in the estimation process, including trends and prospects and the effects of demand and competition on future operating income. Changes in any estimates and/or assumptions, including the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

When a real estate asset is identified by management as held for sale, the Company discontinues depreciating the asset and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, an impairment is recognized to reflect the estimated fair value. Properties classified as real estate held for sale represent properties that are under contract for sale and where the applicable pre-sale due diligence period has expired prior to the end of the reporting period.

In situations in which a lease or leases with a tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances surrounding the termination, the Company may accelerate the depreciation and amortization associated with the asset group.

Real Estate Under Development and Redevelopment
Certain costs are capitalized related to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance, construction costs, and compensation and other related costs of personnel directly involved. Additionally, the Company capitalizes interest expense related to development and redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Additionally, the Company makes estimates as to the probability of certain development and redevelopment projects being completed. If the Company determines the development or redevelopment is no longer probable of completion, the Company expenses all capitalized costs which are not recoverable.

Investments in and Advances to Unconsolidated Joint Ventures
The Company accounted for its investment in its unconsolidated joint venture using the equity method of accounting as the Company exercised significant influence over, but did not control this entity. This investment was initially recognized at cost and was subsequently adjusted for cash contributions and distributions. Earnings for the investment were recognized in accordance with the terms of the underlying agreement. Intercompany fees and gains on transactions with the unconsolidated joint venture were eliminated to the extent of the Company’s ownership interest.

On a periodic basis, management assessed whether there were indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of the Company’s investment in the unconsolidated joint venture may have been impaired. The investment’s value would have been impaired only if management’s estimate of the fair value of the Company’s investment was less than its carrying value and such difference was deemed to be other-than-temporary. To the extent impairment had occurred, a loss would have been recognized for the excess of its carrying amount over its fair value.

Deferred Leasing and Financing Costs
Costs incurred in executing tenant leases and long-term financings are capitalized and amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. For tenant leases, capitalized costs incurred include tenant improvements, tenant allowances, and leasing commissions. In connection with the adoption of ASC 842, the Company no longer capitalizes partial salaries and/or indirect legal fees incurred in executing tenant leases. These amounts were capitalized under previous guidance. For long-term financings, capitalized costs incurred include bank and legal fees. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, on the Company’s Consolidated Statements of Operations and in Operating activities on the Company’s Consolidated Statements of Cash Flows.

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

At December 31, 2019 and 2018, the fair value of the Company’s marketable securities portfolio approximated its cost basis.

Derivative Financial Instruments and Hedging
Derivatives are measured at fair value and are recognized in the Company’s Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the necessary criteria. Derivatives designated as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. In a cash flow hedge, hedge accounting generally provides for the matching of the timing of recognition of gain or loss on the hedging instrument with the recognition of the earnings effect of the hedged transactions.

Revenue Recognition and Receivables
The Company enters into agreements with tenants which convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under ASC 842. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on the Company’s Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on the accompanying Consolidated Balance Sheets. The Company commences recognizing rental revenue based on the date it makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes by the lessee and are recognized in the period the applicable expenditures are incurred.

In connection with the adoption of ASC 842, the Company has evaluated the lease and non-lease components within its leases where it is the lessor and has elected the practical expedient to present lease and non-lease components in its lease agreements as one component. As such, the Company accounts for rental revenue (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. Additionally, the Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee. Percentage rents are recognized upon the achievement of certain pre-determined sales thresholds and are included in Rental income on the Company’s Consolidated Statements of Operations.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by the Company with the applicable property are met.

The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes individual tenant receivables and considers tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on the Company’s Consolidated Statements of Operations. Prior period Provision for doubtful accounts is included in Operating expenses on the Company’s Consolidated Statements of Operations in accordance with the Company’s previous presentation and has not been reclassified to Rental income.

Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. In connection with the adoption of ASC 842, the Company evaluated these agreements and determined that they meet the criteria for recognition as leases under ASC 842. For these agreements the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancellable lease term. As the discount rates implicit in the leases are not readily determinable, the Company uses its incremental secured borrowing rate, based on the information available at the commencement date of each lease, to determine the present value of the associated lease payments. The lease terms utilized by the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. The Company evaluates many factors, including current and future lease cash flows, when determining if an option to extend or terminate should be included in the non-cancellable period. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancellable lease term. The Company has elected to apply the short-term lease exemption within ASC 842 and has not recorded an ROU asset or lease liability for leases with terms of less than 12 months. Additionally, leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes by the Company.

In connection with the adoption of ASC 842, the Company has evaluated the lease and non-lease components within its leases where it is the lessee and has elected the practical expedient to present lease and non-lease components in its lease agreements as one component. As such, the Company accounts for lease payments (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. Additionally, the Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component. These amounts are included in Operating expenses on the Company’s Consolidated Statements of Operations.

Stock Based Compensation
The Company accounts for equity awards in accordance with the FASB’s Stock Compensation guidance, which requires that all share-based payments to employees and non-employee directors be recognized in the Consolidated Statements of Operations over the service period based on their fair value. Fair value is determined based on the type of award, using either the grant date market price of the Company’s common stock or a Monte Carlo simulation model. Share-based compensation expense is included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Income Taxes
Brixmor Property Group Inc. has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, Brixmor Property Group Inc. must meet several organizational and operational requirements, including a requirement that it currently distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Management intends to satisfy these requirements and maintain Brixmor Property Group Inc.’s REIT status.

As a REIT, Brixmor Property Group Inc. generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. Brixmor Property Group Inc. conducts substantially all of its operations through the Operating Partnership which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes do not materially impact the Consolidated Financial Statements of the Company.

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

Brixmor Property Group Inc. has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (each a “TRS”), and Brixmor Property Group Inc. may in the future elect to treat newly formed and/or other existing subsidiaries as TRSs. A TRS may participate in non-real estate related activities and/or perform non-customary services for tenants and is subject to certain limitations under the Code. A TRS is subject to U.S. federal and state income taxes at regular corporate rates. Income taxes related to Brixmor Property Group Inc.’s TRSs do not materially impact the Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2019 and 2018. Open tax years generally range from 2016 through 2018, but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s Consolidated Statements of Operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU 2018-10, “Codification Improvements to Topic 842”; ASU 2018-11, “Targeted Improvements”; ASU 2018-20, “Narrow-Scope Improvements for Lessors”; and ASU 2019-01, “Codification Improvements”. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize an ROU asset and a lease liability for all leases with terms of greater than 12 months, regardless of their classification. Leases with terms of 12 months or less qualify for the short-term lease recognition exemption and may be accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases.

Adoption
The standard became effective for the Company on January 1, 2019 and a modified retrospective transition approach was required. The Company determined that the adoption of ASC 842 had a material impact on the Consolidated Financial Statements of the Company. The Company elected the following optional practical expedients upon adoption:

•	The Company did not reassess whether a current arrangement contains a lease. (ASU 2016-02)

•	The Company did not reassess current lease classification. (ASU 2016-02)

•	The Company did not reassess initial direct costs recognized under previous guidance. (ASU 2016-02)

•	The Company did not reassess current land easements. (ASU 2018-01)

•
The Company applied ASC 842 as of the effective date. Therefore, the Company’s reporting for the comparative periods presented in the Consolidated Financial Statements of the Company will continue to be in accordance with ASC 840, however certain prior year balances on the accompanying Consolidated Statements of Operations have been reclassified to conform to the current year presentation. The Company recognized a $2.0 million cumulative adjustment to decrease retained earnings for indirect leasing costs capitalized for executed leases that had not commenced as of the adoption date of ASC 842. (ASU 2018-11)

•
The Company elected, by class of underlying asset, not to separate non-lease components from the associated lease components and instead account for them as a single component. This resulted in the consolidation of Rental income and Expense reimbursements on the Company’s Consolidated Statements of Operations. (ASU 2018-11)

Lessee
For leases where the Company is the lessee, primarily for the Company’s ground leases and administrative office leases, the Company was required to record an ROU asset and a lease liability on its Consolidated Balance Sheets on the effective date. The Company elected to apply the short-term lease recognition exemption for all leases that qualified.

Lessor
For leases where the Company is the lessor, the Company will continue to record revenues from rental properties for its operating leases on a straight-line basis. In addition, initial direct leasing costs continue to be capitalized, however, indirect leasing costs previously capitalized are expensed under ASC 842. During the years ended December 31, 2018 and 2017, the Company capitalized $11.9 million and $10.0 million, respectively, of indirect leasing costs, including leasing payroll and legal costs.

In addition, ASC 842 requires that additional lease disclosures be presented in the Consolidated Financial Statements of the Company for both lessor and lessee lease agreements. See Notes 9 and 10 for additional information.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the year ended December 31, 2019, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Parmer Crossing	Austin, TX	Apr-19	N/A	$2,197
Centennial Shopping Center	Englewood, CO	Apr-19	113,682	18,011
Plymouth Square Shopping Center(3)	Conshohocken, PA	May-19	235,728	56,909
Leases at Baytown Shopping Center	Baytown, TX	Jun-19	N/A	2,517
			349,410	$79,634

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Aggregate purchase price includes $1.2 million of transaction costs.

(3)	GLA excludes square footage related to the anticipated relocation of the Company’s regional office. Total acquired GLA is 288,718 square feet.

During the year ended December 31, 2018, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Arborland Center	Ann Arbor, MI	Jun-18	N/A	$5,576
Outparcel adjacent to Lehigh Shopping Center	Bethlehem, PA	Jun-18	12,739	1,899
Outparcel building adjacent to Beneva Village Shoppes	Sarasota, FL	Jul-18	3,710	1,541
Outparcel building adjacent to Roosevelt Mall	Philadelphia, PA	Oct-18	975	2,318
Land adjacent to Arborland Center	Ann Arbor, MI	Oct-18	N/A	415
Outparcel building adjacent to Wynnewood Village	Dallas, TX	Dec-18	6,000	2,551
Building at Wendover Place	Greensboro, NC	Dec-18	58,876	3,147
			82,300	$17,447

(1)	No debt was assumed related to any of the listed acquisitions.

(2)	Aggregate purchase price includes $0.4 million of transaction costs.

The aggregate purchase price of the assets acquired during the years ended December 31, 2019 and 2018, respectively, has been allocated as follows:

	Year Ended December 31,
Assets	2019	2018
Land	$25,953	$9,220
Buildings	45,781	6,129
Building and tenant improvements	5,832	1,039
Above-market leases(1)	155	20
In-place leases(2)	6,923	1,127
Total assets	84,644	17,535

Liabilities
Below-market leases(3)	5,010	88
Other liabilities	—	—
Total liabilities	5,010	88
Net assets acquired	$79,634	$17,447

(1)
The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the years ended December 31, 2019 and 2018 was 10.4 years and 3.8 years, respectively.

(2)
The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the years ended December 31, 2019 and 2018 was 8.8 years and 4.9 years, respectively.

(3)
The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the years ended December 31, 2019 and 2018 was 24.3 years and 4.7 years, respectively.

3. Dispositions and Assets Held for Sale
During the year ended December 31, 2019, the Company disposed of 24 shopping centers and three partial shopping centers for aggregate net proceeds of $288.5 million resulting in aggregate gain of $53.4 million and aggregate impairment of $16.4 million. In addition, during the year ended December 31, 2019, the Company received aggregate net proceeds of $1.6 million from previously disposed assets resulting in aggregate gain of $1.4 million.

During the year ended December 31, 2018, the Company disposed of 62 shopping centers, two partial shopping centers and one land parcel for aggregate net proceeds of $957.5 million resulting in aggregate gain of $208.7 million and aggregate impairment of $37.0 million. In addition, during the year ended December 31, 2018, the Company received aggregate net proceeds of $0.5 million from previously disposed assets resulting in aggregate gain of $0.5 million.

As of December 31, 2019, the Company had two properties and two partial properties held for sale. As of December 31, 2018, the Company had one property held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	December 31, 2019	December 31, 2018
Land	$3,356	$1,220
Buildings and improvements	31,650	2,927
Accumulated depreciation and amortization	(13,044)	(1,334)
Real estate, net	21,962	2,813
Other assets	209	88
Assets associated with real estate assets held for sale	$22,171	$2,901

Liabilities
Below-market leases	$415	$—
Liabilities associated with real estate assets held for sale(1)	$415	$—

(1) These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

There were no discontinued operations for the years ended December 31, 2019, 2018 and 2017 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.
4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2019	December 31, 2018
Land	$1,767,029	$1,804,504
Buildings and improvements:
Buildings and tenant improvements(1)	7,741,607	7,626,363
Lease intangibles(2)	614,964	667,910
	10,123,600	10,098,777
Accumulated depreciation and amortization(3)	(2,481,250)	(2,349,127)
Total	$7,642,350	$7,749,650

(1)	As of December 31, 2019 and 2018, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds of $46.9 million and $41.7 million, respectively.

(2)
As of December 31, 2019 and 2018, Lease intangibles consisted of $554.9 million and $601.0 million, respectively, of in-place leases and $60.1 million and $66.9 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.

(3)	As of December 31, 2019 and 2018, Accumulated depreciation and amortization included $533.1 million and $560.3 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of December 31, 2019 and 2018, the Company had intangible liabilities relating to below-market leases of $372.1 million and $392.9 million, respectively, and accumulated accretion of $267.1 million and $266.1 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the years ended December 31, 2019, 2018 and 2017 was $18.8 million, $26.6 million and $29.6 million, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2019, 2018 and 2017 was $25.8 million, $35.2 million and $46.2 million, respectively. These amounts are included in Depreciation and amortization on the Company’s Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2020	$(14,272)	$18,583
2021	(11,759)	13,630
2022	(9,753)	9,490
2023	(8,410)	6,862
2024	(7,767)	5,148

Hurricane Michael Impact
On October 7, 2018, Hurricane Michael struck Florida resulting in widespread damage and flooding. The Company has two properties, totaling 0.4 million square feet of GLA, which were impacted. The Company maintains comprehensive property insurance on these properties, including business interruption insurance.

As of December 31, 2019, the Company’s assessment of the damages sustained to its properties from Hurricane Michael has resulted in cumulative accelerated depreciation of $13.7 million, representing the estimated net book value of damaged assets. The Company also recognized a corresponding receivable for estimated property insurance recoveries. As such, there was no impact to net income during the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company has received property insurance proceeds of $8.5 million and has a remaining receivable balance of $5.2 million, which is included in Receivables on the Company’s Consolidated Balance Sheets.

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

The Company recognized the following impairments during the year ended December 31, 2019:

Year Ended December 31, 2019
Property Name(1)	Location	GLA	Impairment Charge
Westview Center(2)	Hanover Park, IL	321,382	$6,356
Parcel at Mansell Crossing(2)	Alpharetta, GA	51,615	5,777
Brice Park	Reynoldsburg, OH	158,565	3,112
Lincoln Plaza	New Haven, IN	98,288	2,715
Glendale Galleria(2)	Glendale, AZ	119,525	2,197
Mohawk Acres Plaza(3)	Rome, NY	156,680	1,598
Towne Square North(2)	Owensboro, KY	163,161	1,121
Marwood Plaza(2)	Indianapolis, IN	107,080	751
Parcel at Lakes Crossing(3)	Muskegon, MI	4,990	558
Bartonville Square(2)	Bartonville, IL	61,678	191
North Hills Village(2)	Haltom City, TX	43,299	26
		1,286,263	$24,402

(1)
The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2019.

(3)	These properties were classified as held for sale as of December 31, 2019.

The Company recognized the following impairments during the year ended December 31, 2018:

Year Ended December 31, 2018
Property Name(1)	Location	GLA	Impairment Charge
County Line Plaza(2)	Jackson, MS	221,127	$10,181
Southland Shopping Plaza(2)	Toledo, OH	285,278	7,077
Covington Gallery(3)	Covington, GA	174,857	6,748
Westview Center(3)	Hanover Park, IL	321,382	5,916
Roundtree Place(2)	Ypsilanti, MI	246,620	4,317
Skyway Plaza	St. Petersburg, FL	110,799	3,639
Wadsworth Crossings(2)	Wadsworth, OH	118,145	3,594
Brooksville Square(2)	Brooksville, FL	96,361	2,740
Sterling Bazaar(2)	Peoria, IL	87,359	1,571
Pensacola Square(2)	Pensacola, FL	142,767	1,345
Plantation Plaza(2)	Clute, TX	99,141	1,251
Kline Plaza(2)	Harrisburg, PA	214,628	1,237
Smith’s(2)	Socorro, NM	48,000	1,200
Elkhart Plaza West(2)	Elkhart, IN	81,651	748
Dover Park Plaza(2)	Yardville, NJ	56,638	555
Parcel at Elk Grove Town Center(2)	Elk Grove Village, IL	72,385	538
Crossroads Centre(2)	Fairview Heights, IL	242,752	204
Shops of Riverdale(2)	Riverdale, GA	16,808	155
Valley Commons(2)	Salem, VA	45,580	115
Mount Carmel Plaza(2)	Glenside, PA	14,504	115
Klein Square(2)	Spring, TX	80,636	49
		2,777,418	$53,295

(1)
The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.

(2)	The Company disposed of this property during the year ended December 31, 2018.

(3)	The Company disposed of this property during the year ended December 31, 2019.

The Company recognized the following impairments during the year ended December 31, 2017:

Year Ended December 31, 2017
Property Name(1)	Location	GLA	Impairment Charge
The Manchester Collection	Manchester, CT	342,247	$9,026
Lexington Road Plaza(2)	Versailles, KY	197,668	6,393
The Plaza at Salmon Run	Watertown, NY	68,761	3,486
The Vineyards(2)	Eastlake, OH	144,820	3,008
Highland Commons(2)	Glasgow, KY	130,466	2,499
Parkway Pointe(2)	Springfield, IL	38,737	2,373
Shops at Seneca Mall(2)	Liverpool, NY	231,024	2,226
Smith’s(3)	Socorro, NM	48,000	2,200
Fashion Square(3)	Orange Park, FL	36,029	2,125
Austin Town Center(2)	Austin, MN	110,680	1,853
Renaissance Center East(2)	Las Vegas, NV	144,216	1,658
Salisbury Marketplace(2)	Salisbury, NC	79,732	1,544
Remount Village Shopping Center(2)	North Charleston, SC	60,238	921
The Shoppes at North Ridgeville(2)	North Ridgeville, OH	59,852	389
Crossroads Centre(3)	Fairview Heights, IL	242,752	358
Milford Center(2)	Milford, CT	25,056	45
		1,960,278	$40,104

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the year ended December 31, 2019, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2018, the Company entered into four forward starting interest rate swap agreements with an effective date of January 2, 2019, an aggregate notional value of $300.0 million, a weighted average fixed rate of 2.61% and an expiration date of July 26, 2024.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2019 and 2018 is as follows:

	Number of Instruments		Notional Amount
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Rate Swaps	7	10	$800,000	$1,200,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the Company’s fair value of interest rate derivatives on a gross and net basis as of December 31, 2019 and 2018, respectively, is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2019	December 31, 2018
Gross derivative assets	$3,795	$18,630
Gross derivative liabilities	(13,449)	(2,571)
Net derivative assets (liabilities)	$(9,654)	$16,059

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2019	2018	2017
Change in unrealized gain (loss) on interest rate swaps	$(19,333)	$3,837	$4,976
Accretion of interest rate swaps to interest expense	(6,380)	(12,198)	(2,161)
Change in unrealized gain (loss) on interest rate swaps, net	$(25,713)	$(8,361)	$2,815

The Company estimates that $0.3 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2019, 2018 and 2017.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2019 and 2018, the Company did not have any non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions whereby if the Company defaults on certain of its indebtedness and the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value, including accrued interest.

7. Debt Obligations
As of December 31, 2019 and 2018, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2019	December 31, 2018	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loan
Secured loan(2)	$7,000	$7,000	4.40%	2024
Net unamortized premium	211	262
Net unamortized debt issuance costs	(37)	(45)
Total secured loan, net	$7,174	$7,217

Notes payable
Unsecured notes(3)(4)	$4,218,453	$3,468,453	2.96% – 7.97%	2022 – 2029
Net unamortized premium (discount)	11,078	(11,562)
Net unamortized debt issuance costs	(23,579)	(20,877)
Total notes payable, net	$4,205,952	$3,436,014

Unsecured Credit Facility and term loans
Unsecured Credit Facility - $500 Million Term Loan	$—	$500,000	—	2021
Unsecured Credit Facility - Revolving Facility	7,000	306,000	2.84%	2023
Unsecured $350 Million Term Loan(4)	350,000	350,000	2.94%	2023
Unsecured $300 Million Term Loan(5)	300,000	300,000	2.94%	2024
Net unamortized debt issuance costs	(8,941)	(13,368)
Total Unsecured Credit Facility and term loans	$648,059	$1,442,632

Total debt obligations, net	$4,861,185	$4,885,863

(1)	Stated interest rates as of December 31, 2019 do not include the impact of the Company’s interest rate swap agreements (described below).

(2)	The Company’s secured loan is collateralized by a property with a carrying value of approximately $16.6 million as of December 31, 2019.

(3)	The weighted average stated interest rate on the Company’s unsecured notes was 3.81% as of December 31, 2019.

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

During the year ended December 31, 2019, the Company repaid $799.0 million of indebtedness under the Unsecured Credit Facility, including $500.0 million of unsecured term loans and $299.0 million of the Operating Partnership’s $1.25 billion revolving credit facility (the “Revolving Facility”), net of borrowings. These repayments were funded primarily with proceeds from the issuance of the 2029 Notes. Additionally, during the year ended December 31, 2019, the Company recognized a $1.6 million loss on extinguishment of debt, net as a result of these transactions. Loss on extinguishment of debt, net includes $1.6 million of accelerated unamortized debt issuance costs.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2019.

Debt Maturities
As of December 31, 2019 and 2018, the Company had accrued interest of $36.9 million and $34.0 million outstanding, respectively. As of December 31, 2019, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2020	$—
2021	—
2022	750,000
2023	857,000
2024	807,000
Thereafter	2,468,453
Total debt maturities	4,882,453
Net unamortized premium	11,289
Net unamortized debt issuance costs	(32,557)
Total debt obligations, net	$4,861,185

As of the date the financial statements were issued, the Company did not have any scheduled debt maturities for the next 12 months.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2019		December 31, 2018
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Secured loan	$7,174	$7,306	$7,217	$7,072
Notes payable	4,205,952	4,422,513	3,436,014	3,372,418
Unsecured Credit Facility and term loans	648,059	658,490	1,442,632	1,452,382
Total debt obligations, net	$4,861,185	$5,088,309	$4,885,863	$4,831,872

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$18,054	$1,459	$16,595	$—
Interest rate derivatives	$3,795	$—	$3,795	$—

Liabilities:
Interest rate derivatives	$(13,449)	$—	$(13,449)	$—

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$30,243	$1,756	$28,487	$—
Interest rate derivatives	$18,630	$—	$18,630	$—

Liabilities:
Interest rate derivatives	$(2,571)	$—	$(2,571)	$—

(1)
As of December 31, 2019 and 2018, marketable securities included $0.1 million of net unrealized gains and $0.1 million of net unrealized losses, respectively. As of December 31, 2019, the contractual maturities of the Company’s marketable securities are within the next five years.

Non-Recurring Fair Value
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. Fair value is determined by offers from third-party buyers, market comparable data, third party appraisals or by discounted cash flow analyses. The cash flows utilized in such analyses are comprised of unobservable inputs which include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the years ended December 31, 2019 and 2018, excluding the properties sold prior to December 31, 2019 and 2018, respectively:

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$23,533	$—	$—	$23,533	$7,983

	Fair Value Measurements as of December 31, 2018
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(3)(4)(5)	$31,725	$—	$—	$31,725	$16,303

(1)	Excludes properties disposed of prior to December 31, 2019.

(2)
The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2019 includes: (i) $9.7 million related to Brice Park; (ii) $9.1 million related to Mohawk Acres Plaza; (iii) $3.4 million related to Lincoln Plaza; and (iv) $1.3 million related to a parcel at Lakes Crossing.

(3)	Excludes properties disposed of prior to December 31, 2018.

(4)	The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2018 includes $26.1 million related to Westview Center.

(5)
The carrying value of properties remeasured to fair value based upon discounted cash flow analyses during the year ended December 31, 2018 includes: (i) $2.9 million related to Skyway Plaza and (ii) $2.7 million related to Covington Gallery. The capitalization rates (ranging from 9.0% to 9.3%) and discount rates (ranging from 6.0% to 10.4%) utilized in the analyses were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for each respective property.

9. Revenue Recognition
The Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers. Revenue is primarily generated through lease agreements and classified as Rental income on the Company’s Consolidated Statements of Operations. These agreements include retail shopping center unit leases; ground leases; ancillary leases or agreements, such as agreements with tenants for cellular towers, ATMs, and short-term or seasonal retail (e.g. Halloween or Christmas-related retail); and reciprocal easement agreements. The agreements range in term from less than one year to 25 or more years, with certain agreements containing renewal options. These renewal options range from as little as one month to five or more years. The Company’s retail shopping center leases generally require tenants to pay their proportionate share of property operating expenses such as common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of the Company’s properties.

As of December 31, 2019, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table does not include variable lease payments which may be received under certain leases for the reimbursement of property operating expenses or percentage rents. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

Year ending December 31,	Operating Leases
2020	$835,326
2021	744,581
2022	636,281
2023	535,990
2024	425,705
Thereafter	1,474,131

The Company recognized $7.5 million, $6.6 million and $7.1 million of rental income based on percentage rents for the years ended December 31, 2019, 2018 and 2017, respectively. In connection with the adoption of ASC 842, any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on the Company’s Consolidated Statements of Operations. Therefore, the Company did not have an estimated allowance associated with the Company’s outstanding rent including rental income recognized on a straight-line basis, expense reimbursements, and other revenue generating receivables as of December 31, 2019. As of December 31, 2018, the estimated allowance associated with the Company’s outstanding rent, expense reimbursements, and other revenue generating receivables included in Receivables, net on the Company’s Consolidated Balance Sheets was $14.1 million. As of December 31, 2019 and 2018, receivables associated with the effects of recognizing rental income on a straight-line basis were $140.2 million and $120.6 million, respectively, net of the estimated allowance of $7.6 million as of December 31, 2018.

Minimum Annual Base Rents As Presented Under ASC 840
As of December 31, 2018, the future minimum annual base rents to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table does not include any payments which may be received under certain leases for the reimbursement of property operating expenses or percentage rents.

Year ending December 31,	Operating Leases
2019	$811,381
2020	709,230
2021	599,367
2022	490,087
2023	392,892
Thereafter	1,368,278

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company measures a liability for the present value of future lease payments over the noncancellable period of the lease. As of December 31, 2019 the Company is not including any renewal options or any termination options in its ROU assets, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay its proportionate share of property operating expenses such as common area expenses, utilities, insurance and real estate taxes. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following table presents additional information pertaining to the Company’s operating leases:

Year Ended December 31,
Supplemental Statements of Operations Information	2019
Operating lease costs	$6,838
Short-term lease costs	39
Variable lease costs	436
Total lease costs	$7,313

Year Ended December 31,
Supplemental Statements of Cash Flows Information	2019
Operating cash outflows from operating leases	$6,954
ROU assets obtained in exchange for operating lease liabilities	$44,845

Operating Lease Liabilities	As of December 31, 2019
Future minimum operating lease payments:
2020	$7,036
2021	7,066
2022	7,115
2023	5,611
2024	5,246
Thereafter	25,560
Total future minimum operating lease payments	57,634
Less: imputed interest	(12,927)
Operating lease liabilities	$44,707

Supplemental Balance Sheets Information	As of December 31, 2019
Operating lease liabilities(1)(2)	$44,707
ROU assets(1)(3)	$39,860

(1)	As of December 31, 2019, the weighted average remaining lease term was 10.9 years and the weighted average discount rate was 4.30%.

(2)	These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

(3)	These amounts are included in Other assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2019, there were no material leases that have been executed but not yet commenced.

Minimum Annual Rental Commitments As Presented Under ASC 840
Minimum annual rental commitments as of and in-place at December 31, 2018 for the Company’s ground and office leases during the next five years and thereafter are as follows:

Year ending December 31,
2019	$6,929
2020	6,948
2021	7,157
2022	7,233
2023	5,827
Thereafter	43,876
Total minimum annual rental commitments	$77,970

11. Equity and Capital
Share Repurchase Program
In December 2017, the Board of Directors authorized a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. During the year ended December 31, 2019, the Company repurchased 0.8 million shares of common stock under the Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program for the year ended December 31, 2019. During the year ended December 31, 2018, the Company repurchased 6.3 million shares of common stock under the Program at an average price per share of $16.56 for a total of $104.6 million, excluding commissions. The Company incurred commissions of $0.1 million in conjunction with the Program for the year ended December 31, 2018. During the year ended December 31, 2017, the Company repurchased 0.3 million shares of common stock under the Program at an average price per share of $17.94 for a total of $5.9 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program for the year ended December 31, 2017. The Program expired pursuant to its terms on December 5, 2019. Subsequent to December 31, 2019, the Company established a new share repurchase program. See Note 20 for additional information.
Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the years ended December 31, 2019 and 2018, the Company withheld 0.1 million shares.

Non-controlling interests
As of December 31, 2019, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100.0% of the outstanding OP Units. During the year ended December 31, 2017, the Company exchanged 0.4 million shares of the Company’s common stock for an equal number of outstanding OP Units held by certain members of the Parent Company’s current and former management.

Dividends and Distributions
Because Brixmor Property Group, Inc. is a holding company and has no material assets other than its ownership of BPG Sub, through which it owns the Operating Partnership, and no material operations other than those conducted by the Operating Partnership, distributions are funded as follows:

•	first, the Operating Partnership makes distributions to its partners that are holders of OP Units, including BPG Sub;

•	second, BPG Sub distributes to Brixmor Property Group Inc. its share of such distributions; and

•	third, Brixmor Property Group Inc. distributes the amount authorized by its Board of Directors and declared by Brixmor Property Group Inc. to its common stockholders on a pro rata basis.

During the years ended December 31, 2019, 2018 and 2017, the Company declared common stock dividends and OP Unit distributions of $1.125 per share/unit, $1.105 per share/unit and $1.055 per share/unit, respectively. As of December 31, 2019 and 2018, the Company had declared but unpaid common stock dividends and OP Unit distributions of $87.2 million and $85.3 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

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

During the years ended December 31, 2019, 2018 and 2017, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.8 million, 0.8 million and 0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the years ended December 31, 2019, 2018 and 2017, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 20.0% to 21.0%, 29.0% to 32.0%, and 22.0% to 23.0%, respectively; (ii) a weighted average risk-free interest rate of 2.55%, 2.43% to 2.53%, and 1.20% to 1.41%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.6%, 5.6%, and 4.0% to 4.6%, respectively.

Information with respect to RSUs for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,015	$23,080
Vested	(343)	(7,614)
Granted	633	12,762
Forfeited	(69)	(1,254)
Outstanding, December 31, 2017	1,236	26,974
Vested	(292)	(5,060)
Granted	822	13,016
Forfeited	(268)	(4,299)
Outstanding, December 31, 2018	1,498	30,631
Vested	(314)	(6,592)
Granted	789	15,630
Forfeited	(207)	(4,167)
Outstanding, December 31, 2019	1,766	$35,502

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $13.6 million, $9.4 million and $10.5 million of equity compensation expense, respectively, of which $0.9 million, $0.0 million and $0.0 million was capitalized, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations. As of December 31, 2019, the Company had $16.9 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Computation of Basic Earnings Per Share:
Net income	$274,773	$366,284	$300,369
Net income attributable to non-controlling interests	—	—	(76)
Non-forfeitable dividends on unvested restricted shares	(649)	(331)	(37)
Preferred stock dividends	—	—	(39)
Net income attributable to the Company’s common stockholders for basic earnings per share	$274,124	$365,953	$300,217

Weighted average shares outstanding – basic	298,229	302,074	304,834

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.92	$1.21	$0.98

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for basic earnings per share	$274,124	$365,953	$300,217
Allocation of net income to dilutive convertible non-controlling interests	—	—	76
Net income attributable to the Company’s common stockholders for diluted earnings per share	$274,124	$365,953	$300,293

Weighted average shares outstanding – basic	298,229	302,074	304,834
Effect of dilutive securities:
Conversion of OP Units	—	—	79
Equity awards	1,105	265	368
Weighted average shares outstanding – diluted	299,334	302,339	305,281

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.92	$1.21	$0.98

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2019	2018	2017
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$274,773	$366,284	$300,369
Non-forfeitable dividends on unvested restricted units	(649)	(331)	(37)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$274,124	$365,953	$300,332

Weighted average common units outstanding – basic	298,229	302,074	304,913

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.92	$1.21	$0.98

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$274,124	$365,953	$300,332

Weighted average common units outstanding – basic	298,229	302,074	304,913
Effect of dilutive securities:
Equity awards	1,105	265	368
Weighted average common units outstanding – diluted	299,334	302,339	305,281

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.92	$1.21	$0.98

15. Commitments and Contingencies
Legal Matters
Except as described below, the Company is not presently involved in any material litigation arising outside the ordinary course of business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which the Company believes, individually or in the aggregate, taking into account existing reserves, will have a material impact on the Company’s financial condition, operating results or cash flows.

As previously disclosed, on August 1, 2019, the Company finalized a settlement with the SEC with respect to matters initially disclosed on February 8, 2016 relating to a review conducted by the Audit Committee of the Company’s Board of Directors into certain accounting matters and the related conduct of certain former Company executives. The final agreement with the SEC provides for, among other things, (i) the Company’s consent to a cease and desist order, without admitting or denying the findings therein, with respect to violations of Sections 10(b) and 13(a) of the Securities Exchange Act of 1934, certain related rules and Rule 100(b) of Regulation G, (ii) the Company’s commitment to engage an independent consultant to assess the Company’s current policies and procedures relating to certain non-GAAP performance measures, and (iii) the payment of a civil penalty of $7.0 million, which the Company accrued during the year ended December 31, 2018 and paid during the year ended December 31, 2019. Also as previously disclosed, these matters were the subject of an investigation by the U.S. Attorney’s Office for the Southern District of New York (“SDNY”).

The Company believes that no additional governmental proceedings relating to these matters will be brought against the Company. The Company understands that the SEC and SDNY have announced actions relating to these matters with respect to certain former employees. The Company remains obligated to indemnify these former officers for legal and other professional fees, some of which may be in excess of the Company’s insurance coverage.

As previously disclosed, these matters were the subject of civil litigation, which was settled for an aggregate amount that was within the coverage amount of the Company’s applicable insurance policies and was funded into escrow by the insurance carriers. During the year ended December 31, 2019, the remaining settlement balance of $19.5 million was released from escrow. The settlements provided for the release of, among others, the Company, its subsidiaries, and their respective current and former officers, directors and employees from the claims that were or could have been asserted in the litigation.

Insurance Captive
The Company has a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance programs for the Company’s Portfolio. The Company formed Incap as part of its overall risk management program to stabilize insurance costs, manage exposure and recoup expenses through the functions of the captive program. The Company has capitalized Incap in accordance with the applicable regulatory requirements. An actuarial analysis is performed to estimate future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Incap establishes annual premiums based on projections derived from the past loss experience of the Company’s properties. Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by the Company’s tenants pursuant to specific lease terms.

Activity in the reserve for losses for the years ended December 31, 2019 and 2018 is summarized as follows:

	Year End December 31,
	2019	2018
Balance at the beginning of the year	$12,470	$13,295

Incurred related to:
Current year	3,480	3,833
Prior years	(470)	(1,624)
Total incurred	3,010	2,209

Paid related to:
Current year	(500)	(336)
Prior years	(2,635)	(2,698)
Total paid	(3,135)	(3,034)

Balance at the end of the year	$12,345	$12,470

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s property or disposed of by the Company or its tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s financial condition, operating results or cash flows.

16. Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Code. To qualify as a REIT, the Parent Company must meet several organizational and operational requirements, including a requirement that it currently distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Management intends to satisfy these requirements and maintain the Parent Company’s REIT status.

As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. The Parent Company conducts substantially all of its operations through the Operating Partnership which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes do not materially impact the Consolidated Financial Statements of the Company.

If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Parent Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income as well as other income items, as applicable. In addition, taxable income from non-REIT activities managed through TRSs are subject to U.S. federal, state and local income taxes.

The Company incurred income and other taxes of $2.5 million, $2.6 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017. These amounts are included in Other on the Company’s Consolidated Statements of Operations.

17. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the management and leasing of its real estate assets, including real estate assets owned through joint ventures.

As of December 31, 2019 and 2018, there were no material receivables from or payables to related parties.

18. Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan, up to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2019, 2018 and 2017, the Company’s expense for the Savings Plan was $1.2 million, $1.4 million and $1.2 million, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations.

19. Supplemental Financial Information (unaudited)
The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2019 and 2018 and has been derived from the accompanying consolidated financial statements (in thousands, except per share and per unit data):

Brixmor Property Group Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Total revenues	$291,139	$291,005	$292,965	$293,149

Net income attributable to common stockholders	$62,900	$68,960	$80,854	$62,059

Net income attributable to common stockholders per share:
Basic(1)	$0.21	$0.23	$0.27	$0.21
Diluted(1)	$0.21	$0.23	$0.27	$0.21

Year Ended December 31, 2018
Total revenues	$317,175	$313,030	$306,480	$297,655

Net income attributable to common stockholders	$61,022	$80,362	$147,346	$77,554

Net income attributable to common stockholders per share:
Basic(1)	$0.20	$0.27	$0.49	$0.26
Diluted(1)	$0.20	$0.26	$0.49	$0.26

(1)	The sum of the quarterly basic and diluted earnings per share may not equal the basic and diluted earnings per share for the years ended December 31, 2019 and 2018 due to rounding.

Brixmor Operating Partnership LP

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2019
Total revenues	$291,139	$291,005	$292,965	$293,149

Net income attributable to partnership common units	$62,900	$68,960	$80,854	$62,059

Net income attributable to common unitholders per unit:
Basic(1)	$0.21	$0.23	$0.27	$0.21
Diluted(1)	$0.21	$0.23	$0.27	$0.21

Year Ended December 31, 2018
Total revenues	$317,175	$313,030	$306,480	$297,655

Net income attributable to partnership common units	$61,022	$80,362	$147,346	$77,554

Net income attributable to common unitholders per unit:
Basic(1)	$0.20	$0.27	$0.49	$0.26
Diluted(1)	$0.20	$0.26	$0.49	$0.26

(1)	The sum of the quarterly basic and diluted earnings per unit may not equal the basic and diluted earnings per unit for the years ended December 31, 2019 and 2018 due to rounding.

20. Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2019 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2019 through the date the financial statements were issued other than the following:

On January 9, 2020, the Company established a new share repurchase program for up to $400.0 million of its common stock. The share repurchase program is scheduled to expire on January 9, 2023, unless extended by the Board of Directors. The share repurchase program replaced the Company’s prior share repurchase program, which expired on December 5, 2019.

On January 9, 2020, the Company established an at-the-market equity offering program (“ATM”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three year period. The ATM also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers and forward purchasers.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Year	Charged / (Credited) to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2018	$17,205	$10,082	$(5,563)	$21,724
Year ended December 31, 2017	$16,756	$5,323	$(4,874)	$17,205

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

					Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Springdale	Mobile, AL	$—	$7,460	$33,085	$20,063	$7,460	$53,148	$60,608	$(15,852)	2004	Jun-11	40 years
Northmall Centre	Tucson, AZ	—	3,140	17,335	5,113	3,140	22,448	25,588	(5,863)	1996	Jun-11	40 years
Bakersfield Plaza	Bakersfield, CA	—	4,000	24,788	15,182	4,502	39,468	43,970	(12,634)	1970	Jun-11	40 years
Carmen Plaza	Camarillo, CA	—	5,410	18,901	2,597	5,410	21,498	26,908	(6,645)	2000	Jun-11	40 years
Plaza Rio Vista	Cathedral, CA	—	2,465	12,575	294	2,465	12,869	15,334	(3,173)	2005	Oct-13	40 years
Cudahy Plaza	Cudahy, CA	—	4,490	12,154	14,599	4,778	26,465	31,243	(3,796)	1994	Jun-11	40 years
University Mall	Davis, CA	—	4,270	15,669	2,460	4,270	18,129	22,399	(4,590)	1964	Jun-11	40 years
Felicita Plaza	Escondido, CA	—	4,280	12,434	991	4,280	13,425	17,705	(4,743)	2001	Jun-11	40 years
Felicita Town Center	Escondido, CA	—	11,231	31,193	1,205	11,230	32,399	43,629	(5,127)	1987	Dec-16	40 years
Arbor - Broadway Faire	Fresno, CA	—	5,940	33,885	2,347	5,940	36,232	42,172	(12,237)	1995	Jun-11	40 years
Lompoc Center	Lompoc, CA	—	4,670	15,515	6,006	4,670	21,521	26,191	(8,510)	1960	Jun-11	40 years
Briggsmore Plaza	Modesto, CA	—	2,140	10,289	3,885	2,140	14,174	16,314	(4,398)	1998	Jun-11	40 years
Montebello Plaza	Montebello, CA	—	13,360	32,536	7,389	13,360	39,925	53,285	(14,422)	1974	Jun-11	40 years
California Oaks Center	Murrieta, CA	—	5,180	13,552	6,037	5,180	19,589	24,769	(4,831)	1990	Jun-11	40 years
Pacoima Center	Pacoima, CA	—	7,050	15,859	845	7,050	16,704	23,754	(8,058)	1995	Jun-11	40 years
Metro 580	Pleasanton, CA	—	10,500	19,243	1,914	10,500	21,157	31,657	(7,482)	1996	Jun-11	40 years
Rose Pavilion	Pleasanton, CA	—	19,619	60,089	15,862	19,619	75,951	95,570	(17,829)	2018	Jun-11	40 years
Puente Hills Town Center	Rowland Heights, CA	—	15,670	38,132	6,016	15,670	44,148	59,818	(12,115)	1984	Jun-11	40 years
Ocean View Plaza	San Clemente, CA	—	15,750	29,723	2,503	15,750	32,226	47,976	(9,306)	1990	Jun-11	40 years
Plaza By The Sea	San Clemente, CA	—	9,607	5,461	2,024	9,607	7,485	17,092	(680)	1976	Dec-17	40 years
Village at Mira Mesa	San Diego, CA	—	14,870	70,678	27,711	14,870	98,389	113,259	(21,697)	2018	Jun-11	40 years
San Dimas Plaza	San Dimas, CA	—	11,490	20,491	8,176	15,101	25,056	40,157	(6,949)	1986	Jun-11	40 years
Bristol Plaza	Santa Ana, CA	—	9,110	21,143	3,496	9,722	24,027	33,749	(6,960)	2003	Jun-11	40 years
Gateway Plaza	Santa Fe Springs, CA	—	9,980	30,113	2,774	9,980	32,887	42,867	(11,256)	2002	Jun-11	40 years
Santa Paula Center	Santa Paula, CA	—	3,520	17,776	1,113	3,520	18,889	22,409	(7,203)	1995	Jun-11	40 years
Vail Ranch Center	Temecula, CA	—	3,750	21,857	1,967	3,750	23,824	27,574	(8,326)	2003	Jun-11	40 years
Country Hills Shopping Center	Torrance, CA	—	3,589	8,683	(291)	3,589	8,392	11,981	(2,460)	1977	Jun-11	40 years
Upland Town Square	Upland, CA	—	9,051	23,126	895	9,051	24,021	33,072	(2,752)	1994	Nov-17	40 years
Gateway Plaza - Vallejo	Vallejo, CA	—	11,880	67,084	23,743	12,947	89,760	102,707	(24,791)	2018	Jun-11	40 years
Arvada Plaza	Arvada, CO	—	1,160	7,378	496	1,160	7,874	9,034	(4,316)	1994	Jun-11	40 years
Arapahoe Crossings	Aurora, CO	—	13,676	54,566	16,780	13,676	71,346	85,022	(16,606)	1996	Jul-13	40 years
Aurora Plaza	Aurora, CO	—	3,910	9,065	2,074	3,910	11,139	15,049	(5,941)	1996	Jun-11	40 years
Villa Monaco	Denver, CO	—	3,090	6,133	4,793	3,090	10,926	14,016	(2,945)	1978	Jun-11	40 years
Centennial Shopping Center	Englewood, CO	—	6,755	11,721	124	6,755	11,845	18,600	(455)	2019	Apr-19	40 years
Superior Marketplace	Superior, CO	—	7,090	35,551	7,618	7,090	43,169	50,259	(12,679)	1997	Jun-11	40 years
Westminster City Center	Westminster, CO	—	6,040	40,763	10,145	6,040	50,908	56,948	(13,829)	1996	Jun-11	40 years
The Shoppes at Fox Run	Glastonbury, CT	—	3,550	22,543	3,952	3,600	26,445	30,045	(8,403)	1974	Jun-11	40 years
Groton Square	Groton, CT	—	2,730	27,821	2,116	2,730	29,937	32,667	(10,754)	1987	Jun-11	40 years
Parkway Plaza	Hamden, CT	—	4,100	7,709	193	4,100	7,902	12,002	(2,875)	2006	Jun-11	40 years
The Manchester Collection	Manchester, CT	—	8,200	47,666	(496)	8,200	47,170	55,370	(13,758)	2001	Jun-11	40 years
Chamberlain Plaza	Meriden, CT	—	1,260	4,480	835	1,260	5,315	6,575	(2,653)	2004	Jun-11	40 years
Turnpike Plaza	Newington, CT	—	3,920	23,839	49	3,920	23,888	27,808	(8,879)	2004	Jun-11	40 years
North Haven Crossing	North Haven, CT	—	5,430	15,959	2,626	5,430	18,585	24,015	(5,873)	1993	Jun-11	40 years
Christmas Tree Plaza	Orange, CT	—	4,870	14,543	2,818	4,870	17,361	22,231	(5,498)	1996	Jun-11	40 years
Stratford Square	Stratford, CT	—	5,860	11,726	6,892	5,860	18,618	24,478	(5,338)	1984	Jun-11	40 years
Torrington Plaza	Torrington, CT	—	2,180	12,812	3,641	2,180	16,453	18,633	(5,266)	1994	Jun-11	40 years
Waterbury Plaza	Waterbury, CT	—	5,030	17,075	2,325	5,030	19,400	24,430	(6,932)	2000	Jun-11	40 years
Waterford Commons	Waterford, CT	—	4,990	43,837	6,689	4,990	50,526	55,516	(15,396)	2004	Jun-11	40 years
North Dover Center	Dover, DE	—	3,100	17,398	2,634	3,100	20,032	23,132	(5,643)	1989	Jun-11	40 years
Coastal Way - Coastal Landing	Brooksville, FL	—	8,840	32,900	7,988	8,840	40,888	49,728	(13,902)	2008	Jun-11	40 years
Clearwater Mall	Clearwater, FL	—	15,300	52,615	6,076	15,300	58,691	73,991	(15,487)	1973	Jun-11	40 years
Coconut Creek Plaza	Coconut Creek, FL	—	7,400	24,621	5,817	7,400	30,438	37,838	(8,713)	2005	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Century Plaza Shopping Center	Deerfield Beach, FL	—	3,050	7,871	4,941	3,050	12,812	15,862	(3,301)	2006	Jun-11	40 years
Northgate Shopping Center	DeLand, FL	—	3,500	8,755	5,074	3,500	13,829	17,329	(2,738)	1993	Jun-11	40 years
Sun Plaza	Ft. Walton Beach, FL	—	4,480	12,544	764	4,480	13,308	17,788	(5,655)	2004	Jun-11	40 years
Normandy Square	Jacksonville, FL	—	1,930	5,384	1,276	1,930	6,660	8,590	(2,791)	1996	Jun-11	40 years
Regency Park Shopping Center	Jacksonville, FL	—	6,240	13,744	4,894	6,240	18,638	24,878	(5,252)	1985	Jun-11	40 years
Ventura Downs	Kissimmee, FL	—	3,580	7,098	6,146	3,580	13,244	16,824	(2,275)	2018	Jun-11	40 years
Marketplace at Wycliffe	Lake Worth, FL	—	7,930	13,477	2,065	7,930	15,542	23,472	(3,833)	2002	Jun-11	40 years
Venetian Isle Shopping Ctr	Lighthouse Point, FL	—	8,270	14,740	1,645	8,270	16,385	24,655	(5,499)	1992	Jun-11	40 years
Marco Town Center	Marco Island, FL	—	7,235	26,376	1,941	7,235	28,317	35,552	(5,909)	1998	Oct-13	40 years
Mall at 163rd Street	Miami, FL	—	9,450	34,227	3,615	9,450	37,842	47,292	(10,886)	2007	Jun-11	40 years
Shops at Palm Lakes	Miami, FL	—	8,876	14,110	2,904	8,876	17,014	25,890	(4,998)	1996	Jun-11	40 years
Freedom Square	Naples, FL	—	4,735	12,326	1,498	4,735	13,824	18,559	(3,946)	1995	Jun-11	40 years
Naples Plaza	Naples, FL	—	9,200	20,513	10,551	9,200	31,064	40,264	(9,720)	2013	Jun-11	40 years
Park Shore Plaza	Naples, FL	—	4,750	13,630	25,886	7,245	37,021	44,266	(8,239)	2018	Jun-11	40 years
Chelsea Place	New Port Richey, FL	—	3,303	9,701	542	3,303	10,243	13,546	(2,957)	1992	Oct-13	40 years
Presidential Plaza West	North Lauderdale, FL	—	2,070	5,430	1,128	2,070	6,558	8,628	(1,813)	2006	Jun-11	40 years
Colonial Marketplace	Orlando, FL	—	4,230	19,806	2,764	4,230	22,570	26,800	(7,625)	1986	Jun-11	40 years
Conway Crossing	Orlando, FL	—	3,163	12,154	927	3,163	13,081	16,244	(3,764)	2002	Oct-13	40 years
Hunter's Creek Plaza	Orlando, FL	—	3,589	5,891	2,634	3,589	8,525	12,114	(2,085)	1998	Oct-13	40 years
Pointe Orlando	Orlando, FL	—	6,120	53,154	32,955	6,120	86,109	92,229	(21,570)	1997	Jun-11	40 years
Martin Downs Town Center	Palm City, FL	—	1,660	9,749	415	1,660	10,164	11,824	(2,161)	1996	Oct-13	40 years
Martin Downs Village Center	Palm City, FL	—	5,319	28,288	2,091	5,319	30,379	35,698	(7,388)	1987	Jun-11	40 years
23rd Street Station	Panama City, FL	—	3,120	7,070	3,294	3,120	10,364	13,484	(2,229)	1995	Jun-11	40 years
Panama City Square	Panama City, FL	—	5,690	8,975	11,560	5,690	20,535	26,225	(3,543)	1989	Jun-11	40 years
East Port Plaza	Port St. Lucie, FL	—	4,099	22,325	589	4,099	22,914	27,013	(6,367)	1991	Oct-13	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	—	3,450	6,154	1,317	3,450	7,471	10,921	(2,671)	1990	Jun-11	40 years
Lake St. Charles	Riverview, FL	—	2,801	6,909	429	2,801	7,338	10,139	(1,657)	1999	Oct-13	40 years
Cobblestone Village	Royal Palm Beach, FL	—	2,700	4,944	965	2,700	5,909	8,609	(1,453)	2005	Jun-11	40 years
Beneva Village Shoppes	Sarasota, FL	—	4,013	16,966	13,033	4,013	29,999	34,012	(3,726)	2018	Oct-13	40 years
Sarasota Village	Sarasota, FL	—	5,190	12,476	3,803	5,190	16,279	21,469	(4,887)	1972	Jun-11	40 years
Atlantic Plaza	Satellite Beach, FL	—	2,630	10,697	2,440	2,630	13,137	15,767	(3,775)	2008	Jun-11	40 years
Seminole Plaza	Seminole, FL	—	3,870	7,934	6,636	3,870	14,570	18,440	(2,579)	1964	Jun-11	40 years
Cobblestone Village	St. Augustine, FL	—	7,710	33,223	3,781	7,710	37,004	44,714	(11,731)	2003	Jun-11	40 years
Dolphin Village	St. Pete Beach, FL	—	9,882	15,611	1,385	9,882	16,996	26,878	(4,172)	1990	Oct-13	40 years
Rutland Plaza	St. Petersburg, FL	—	3,880	8,091	1,128	3,880	9,219	13,099	(3,354)	2002	Jun-11	40 years
Skyway Plaza	St. Petersburg, FL	—	2,200	4,891	(3,448)	977	2,666	3,643	(1,372)	2002	Jun-11	40 years
Tyrone Gardens	St. Petersburg, FL	—	5,690	9,791	2,134	5,690	11,925	17,615	(4,364)	1998	Jun-11	40 years
Downtown Publix	Stuart, FL	—	1,770	12,503	2,446	1,770	14,949	16,719	(4,454)	2000	Jun-11	40 years
Sunrise Town Center	Sunrise, FL	—	7,856	9,317	1,673	7,856	10,990	18,846	(4,171)	1989	Oct-13	40 years
Carrollwood Center	Tampa, FL	—	3,749	14,663	1,445	3,749	16,108	19,857	(4,773)	2002	Oct-13	40 years
Ross Plaza	Tampa, FL	—	2,808	11,715	1,108	2,808	12,823	15,631	(3,298)	1996	Oct-13	40 years
Shoppes at Tarpon	Tarpon Springs, FL	—	7,800	13,683	4,130	7,800	17,813	25,613	(6,660)	2003	Jun-11	40 years
Venice Plaza	Venice, FL	—	3,245	14,416	630	3,245	15,046	18,291	(3,041)	1999	Oct-13	40 years
Venice Shopping Center	Venice, FL	—	2,555	6,538	567	2,555	7,105	9,660	(1,988)	2000	Oct-13	40 years
Venice Village	Venice, FL	—	7,157	26,507	1,047	7,157	27,554	34,711	(3,414)	1989	Nov-17	40 years
Albany Plaza	Albany, GA	—	1,840	3,072	881	1,840	3,953	5,793	(1,247)	1995	Jun-11	40 years
Mansell Crossing	Alpharetta, GA	—	15,461	25,523	6,256	15,461	31,779	47,240	(9,835)	1993	Jun-11	40 years
Northeast Plaza	Atlanta, GA	—	6,907	36,829	2,365	6,907	39,194	46,101	(11,306)	1952	Jun-11	40 years
Augusta West Plaza	Augusta, GA	—	1,070	5,871	2,491	1,070	8,362	9,432	(2,366)	2006	Jun-11	40 years
Sweetwater Village	Austell, GA	—	1,080	3,026	824	1,080	3,850	4,930	(1,762)	1985	Jun-11	40 years
Vineyards at Chateau Elan	Braselton, GA	—	2,202	14,389	685	2,202	15,074	17,276	(3,665)	2002	Oct-13	40 years
Cedar Plaza	Cedartown, GA	—	1,550	4,342	790	1,550	5,132	6,682	(1,900)	1994	Jun-11	40 years
Conyers Plaza	Conyers, GA	—	3,870	11,642	2,258	3,870	13,900	17,770	(5,399)	2001	Jun-11	40 years
Cordele Square	Cordele, GA	—	2,050	5,540	720	2,050	6,260	8,310	(2,797)	2002	Jun-11	40 years
Salem Road Station	Covington, GA	—	670	11,389	669	670	12,058	12,728	(3,093)	2000	Oct-13	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Keith Bridge Commons	Cumming, GA	—	1,501	14,841	741	1,601	15,482	17,083	(4,177)	2002	Oct-13	40 years
Northside	Dalton, GA	—	1,320	3,950	888	1,320	4,838	6,158	(2,147)	2001	Jun-11	40 years
Cosby Station	Douglasville, GA	—	2,650	6,553	555	2,650	7,108	9,758	(2,338)	1994	Jun-11	40 years
Park Plaza	Douglasville, GA	—	1,470	2,463	1,322	1,470	3,785	5,255	(996)	1986	Jun-11	40 years
Westgate	Dublin, GA	—	1,450	3,688	478	1,450	4,166	5,616	(1,419)	2004	Jun-11	40 years
Venture Pointe	Duluth, GA	—	2,460	7,933	5,590	2,460	13,523	15,983	(5,796)	1995	Jun-11	40 years
Banks Station	Fayetteville, GA	—	3,490	12,239	2,036	3,490	14,275	17,765	(5,784)	2006	Jun-11	40 years
Barrett Place	Kennesaw, GA	—	6,990	13,953	1,407	6,990	15,360	22,350	(6,538)	1992	Jun-11	40 years
Shops of Huntcrest	Lawrenceville, GA	—	2,093	17,704	672	2,093	18,376	20,469	(4,254)	2003	Oct-13	40 years
Mableton Walk	Mableton, GA	—	1,645	9,333	1,055	1,645	10,388	12,033	(3,205)	1994	Jun-11	40 years
The Village at Mableton	Mableton, GA	—	2,040	5,149	2,800	2,040	7,949	9,989	(2,634)	1959	Jun-11	40 years
Marshalls at Eastlake	Marietta, GA	—	2,650	2,607	1,369	2,650	3,976	6,626	(1,272)	1982	Jun-11	40 years
New Chastain Corners	Marietta, GA	—	3,090	8,063	2,374	3,090	10,437	13,527	(3,369)	2004	Jun-11	40 years
Pavilions at Eastlake	Marietta, GA	—	4,770	11,064	3,885	4,770	14,949	19,719	(5,171)	1996	Jun-11	40 years
Creekwood Village	Rex, GA	—	1,400	4,752	465	1,400	5,217	6,617	(2,029)	1990	Jun-11	40 years
Holcomb Bridge Crossing	Roswell, GA	—	1,170	5,418	4,215	1,170	9,633	10,803	(3,751)	1988	Jun-11	40 years
Victory Square	Savannah, GA	—	6,080	14,618	764	6,080	15,382	21,462	(4,406)	2007	Jun-11	40 years
Stockbridge Village	Stockbridge, GA	—	6,210	16,356	3,792	6,210	20,148	26,358	(7,852)	2008	Jun-11	40 years
Stone Mountain Festival	Stone Mountain, GA	—	5,740	16,510	1,832	5,740	18,342	24,082	(8,461)	2006	Jun-11	40 years
Wilmington Island	Wilmington Island, GA	—	2,630	7,894	1,290	2,630	9,184	11,814	(2,561)	1985	Oct-13	40 years
Haymarket Mall	Des Moines, IA	—	2,320	9,596	762	2,320	10,358	12,678	(4,321)	1979	Jun-11	40 years
Haymarket Square	Des Moines, IA	—	3,360	9,157	4,726	3,360	13,883	17,243	(4,967)	1979	Jun-11	40 years
Annex of Arlington	Arlington Heights, IL	—	3,769	14,071	14,825	4,373	28,292	32,665	(7,611)	1999	Jun-11	40 years
Ridge Plaza	Arlington Heights, IL	—	3,720	9,807	5,327	3,720	15,134	18,854	(6,608)	2000	Jun-11	40 years
Southfield Plaza	Bridgeview, IL	—	5,880	18,218	2,261	5,880	20,479	26,359	(8,348)	2006	Jun-11	40 years
Commons of Chicago Ridge	Chicago Ridge, IL	—	4,310	38,881	7,344	4,310	46,225	50,535	(16,350)	1998	Jun-11	40 years
Rivercrest Shopping Center	Crestwood, IL	—	7,010	38,816	17,326	11,010	52,142	63,152	(17,088)	1992	Jun-11	40 years
The Commons of Crystal Lake	Crystal Lake, IL	—	3,660	31,727	4,546	3,660	36,273	39,933	(11,280)	1987	Jun-11	40 years
Elk Grove Town Center	Elk Grove Village, IL	—	3,010	13,171	1,330	3,010	14,501	17,511	(3,386)	1998	Jun-11	40 years
Freeport Plaza	Freeport, IL	—	660	5,614	113	660	5,727	6,387	(3,426)	2000	Jun-11	40 years
The Quentin Collection	Kildeer, IL	—	5,780	25,711	2,173	6,002	27,662	33,664	(8,065)	2006	Jun-11	40 years
Butterfield Square	Libertyville, IL	—	3,430	12,677	3,046	3,430	15,723	19,153	(4,722)	1997	Jun-11	40 years
High Point Centre	Lombard, IL	—	7,510	18,392	10,998	7,510	29,390	36,900	(5,484)	2018	Jun-11	40 years
Long Meadow Commons	Mundelein, IL	—	4,700	11,381	2,997	4,700	14,378	19,078	(5,969)	1997	Jun-11	40 years
Westridge Court	Naperville, IL	—	10,560	64,665	22,747	10,560	87,412	97,972	(21,518)	1992	Jun-11	40 years
Rollins Crossing	Round Lake Beach, IL	—	3,040	23,111	1,766	3,040	24,877	27,917	(9,628)	1998	Jun-11	40 years
Tinley Park Plaza	Tinley Park, IL	—	12,250	20,624	4,925	12,250	25,549	37,799	(7,059)	1973	Jun-11	40 years
Meridian Village	Carmel, IN	—	2,089	7,194	3,099	2,089	10,293	12,382	(3,531)	1990	Jun-11	40 years
Columbus Center	Columbus, IN	—	1,480	13,803	4,493	1,480	18,296	19,776	(5,396)	1964	Jun-11	40 years
Apple Glen Crossing	Fort Wayne, IN	—	2,550	19,742	966	2,550	20,708	23,258	(6,754)	2002	Jun-11	40 years
Market Centre	Goshen, IN	—	1,765	14,172	6,561	1,765	20,733	22,498	(6,222)	1994	Jun-11	40 years
Lincoln Plaza	New Haven, IN	—	780	6,205	(1,213)	430	5,342	5,772	(2,430)	1968	Jun-11	40 years
Speedway Super Center	Speedway, IN	—	8,410	48,571	19,210	8,410	67,781	76,191	(17,449)	2018	Jun-11	40 years
Sagamore Park Centre	West Lafayette, IN	—	2,390	10,865	2,186	2,390	13,051	15,441	(4,706)	2018	Jun-11	40 years
Westchester Square	Lenexa, KS	—	3,250	13,884	3,341	3,250	17,225	20,475	(5,432)	1987	Jun-11	40 years
West Loop Shopping Center	Manhattan, KS	—	2,800	10,248	7,107	2,800	17,355	20,155	(5,787)	2013	Jun-11	40 years
North Dixie Plaza	Elizabethtown, KY	—	2,370	4,522	925	2,370	5,447	7,817	(1,477)	1992	Jun-11	40 years
Florence Plaza - Florence Square	Florence, KY	—	9,380	45,586	30,089	11,014	74,041	85,055	(19,037)	2014	Jun-11	40 years
Jeffersontown Commons	Jeffersontown, KY	—	3,920	14,437	984	3,920	15,421	19,341	(6,646)	1959	Jun-11	40 years
London Marketplace	London, KY	—	1,400	8,268	6,074	1,400	14,342	15,742	(2,582)	1994	Jun-11	40 years
Eastgate Shopping Center	Louisville, KY	—	4,300	13,450	2,658	4,300	16,108	20,408	(6,904)	2002	Jun-11	40 years
Plainview Village	Louisville, KY	—	2,600	9,553	1,939	2,600	11,492	14,092	(3,788)	1997	Jun-11	40 years
Stony Brook I & II	Louisville, KY	—	3,650	17,540	2,114	3,650	19,654	23,304	(6,829)	1988	Jun-11	40 years
Karam Shopping Center	Lafayette, LA	—	410	2,955	446	410	3,401	3,811	(1,623)	1970	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
The Pines Shopping Center	Pineville, LA	—	3,080	7,035	695	3,080	7,730	10,810	(1,963)	1991	Jun-11	40 years
Points West Plaza	Brockton, MA	—	2,200	8,890	1,962	2,200	10,852	13,052	(3,239)	1960	Jun-11	40 years
Burlington Square I, II & III	Burlington, MA	—	4,690	12,675	3,064	4,690	15,739	20,429	(4,763)	1992	Jun-11	40 years
Holyoke Shopping Center	Holyoke, MA	—	3,110	11,903	1,349	3,110	13,252	16,362	(5,211)	2000	Jun-11	40 years
WaterTower Plaza	Leominster, MA	—	10,400	36,552	4,159	10,400	40,711	51,111	(12,022)	2000	Jun-11	40 years
Lunenberg Crossing	Lunenburg, MA	—	930	1,668	1,220	930	2,888	3,818	(725)	1994	Jun-11	40 years
Lynn Marketplace	Lynn, MA	—	3,100	4,816	2,274	3,100	7,090	10,190	(1,639)	1968	Jun-11	40 years
Webster Square Shopping Center	Marshfield, MA	—	5,532	27,090	1,135	5,532	28,225	33,757	(5,538)	2005	Jun-15	40 years
Berkshire Crossing	Pittsfield, MA	—	5,210	38,733	3,755	5,210	42,488	47,698	(15,825)	1994	Jun-11	40 years
Westgate Plaza	Westfield, MA	—	2,250	9,669	1,031	2,250	10,700	12,950	(4,020)	1996	Jun-11	40 years
Perkins Farm Marketplace	Worcester, MA	—	2,150	16,403	5,906	2,150	22,309	24,459	(6,999)	1967	Jun-11	40 years
South Plaza Shopping Center	California, MD	—	2,174	23,209	214	2,174	23,423	25,597	(5,201)	2005	Oct-13	40 years
Campus Village Shoppes	College Park, MD	—	1,660	4,955	719	1,660	5,674	7,334	(1,604)	1986	Jun-11	40 years
Fox Run	Prince Frederick, MD	—	3,396	28,716	3,626	3,396	32,342	35,738	(9,738)	1997	Jun-11	40 years
Pine Tree Shopping Center	Portland, ME	—	2,860	18,753	1,863	2,860	20,616	23,476	(9,257)	1958	Jun-11	40 years
Arborland Center	Ann Arbor, MI	—	20,175	89,519	2,454	20,175	91,973	112,148	(15,307)	2000	Mar-17	40 years
Maple Village	Ann Arbor, MI	—	3,200	15,627	32,564	3,200	48,191	51,391	(7,732)	2018	Jun-11	40 years
Grand Crossing	Brighton, MI	—	1,780	7,368	2,289	1,780	9,657	11,437	(3,658)	2005	Jun-11	40 years
Farmington Crossroads	Farmington, MI	—	1,620	4,325	2,141	1,620	6,466	8,086	(2,499)	1986	Jun-11	40 years
Silver Pointe Shopping Center	Fenton, MI	—	3,840	12,111	3,168	3,840	15,279	19,119	(5,366)	1996	Jun-11	40 years
Cascade East	Grand Rapids, MI	—	1,280	4,733	1,449	1,280	6,182	7,462	(2,590)	1983	Jun-11	40 years
Delta Center	Lansing, MI	—	1,580	9,165	2,636	1,580	11,801	13,381	(5,524)	1985	Jun-11	40 years
Lakes Crossing	Muskegon, MI	—	1,274	11,476	3,133	1,200	14,683	15,883	(5,295)	2008	Jun-11	40 years
Redford Plaza	Redford, MI	—	7,510	17,292	7,542	7,510	24,834	32,344	(8,086)	1992	Jun-11	40 years
Hampton Village Centre	Rochester Hills, MI	—	5,370	46,605	14,243	5,370	60,848	66,218	(20,352)	2004	Jun-11	40 years
Fashion Corners	Saginaw, MI	—	1,940	17,684	684	1,940	18,368	20,308	(6,653)	2004	Jun-11	40 years
Southfield Plaza	Southfield, MI	—	1,320	3,379	2,589	1,320	5,968	7,288	(2,399)	1970	Jun-11	40 years
18 Ryan	Sterling Heights, MI	—	3,160	8,794	1,904	3,160	10,698	13,858	(2,821)	1997	Jun-11	40 years
Delco Plaza	Sterling Heights, MI	—	2,860	4,852	2,497	2,860	7,349	10,209	(2,509)	1996	Jun-11	40 years
West Ridge	Westland, MI	—	1,800	5,223	5,777	1,800	11,000	12,800	(3,756)	1989	Jun-11	40 years
Washtenaw Fountain Plaza	Ypsilanti, MI	—	2,030	6,825	1,141	2,030	7,966	9,996	(3,372)	2005	Jun-11	40 years
Southport Centre I - VI	Apple Valley, MN	—	4,602	18,286	719	4,602	19,005	23,607	(5,344)	1985	Jun-11	40 years
Burning Tree Plaza	Duluth, MN	—	4,790	15,344	2,472	4,790	17,816	22,606	(5,202)	1987	Jun-11	40 years
Elk Park Center	Elk River, MN	—	3,770	18,210	1,218	3,770	19,428	23,198	(7,036)	1999	Jun-11	40 years
Westwind Plaza	Minnetonka, MN	—	2,630	11,382	1,352	2,630	12,734	15,364	(3,722)	2007	Jun-11	40 years
Richfield Hub	Richfield, MN	—	7,748	18,517	1,764	7,748	20,281	28,029	(5,628)	1952	Jun-11	40 years
Roseville Center	Roseville , MN	—	1,620	7,917	6,087	1,620	14,004	15,624	(2,282)	2000	Jun-11	40 years
Marketplace @ 42	Savage, MN	—	5,150	11,249	5,058	5,150	16,307	21,457	(4,392)	1999	Jun-11	40 years
Sun Ray Shopping Center	St. Paul, MN	—	5,250	19,615	2,899	5,250	22,514	27,764	(7,700)	1958	Jun-11	40 years
White Bear Hills Shopping Center	White Bear Lake, MN	—	1,790	6,062	1,520	1,790	7,582	9,372	(2,917)	1996	Jun-11	40 years
Ellisville Square	Ellisville, MO	—	2,130	2,759	9,703	2,130	12,462	14,592	(3,659)	1989	Jun-11	40 years
Hub Shopping Center	Independence, MO	—	850	7,486	451	850	7,937	8,787	(3,576)	1995	Jun-11	40 years
Watts Mill Plaza	Kansas City, MO	—	2,610	12,882	1,867	2,610	14,749	17,359	(4,209)	1997	Jun-11	40 years
Liberty Corners	Liberty, MO	—	2,530	8,416	3,086	2,530	11,502	14,032	(4,290)	1987	Jun-11	40 years
Maplewood Square	Maplewood, MO	—	1,450	2,998	1,737	1,450	4,735	6,185	(795)	1998	Jun-11	40 years
Devonshire Place	Cary, NC	—	940	3,267	6,040	940	9,307	10,247	(2,948)	1996	Jun-11	40 years
McMullen Creek Market	Charlotte, NC	—	10,590	22,666	6,197	10,589	28,864	39,453	(8,567)	1988	Jun-11	40 years
The Commons at Chancellor Park	Charlotte, NC	—	5,240	19,387	2,712	5,240	22,099	27,339	(7,568)	1994	Jun-11	40 years
Macon Plaza	Franklin, NC	—	770	3,783	895	770	4,678	5,448	(2,157)	2001	Jun-11	40 years
Garner Towne Square	Garner, NC	—	6,233	22,832	2,443	6,233	25,275	31,508	(6,994)	1997	Oct-13	40 years
Franklin Square	Gastonia, NC	—	7,060	27,780	4,786	7,060	32,566	39,626	(9,911)	1989	Jun-11	40 years
Wendover Place	Greensboro, NC	—	15,990	38,954	6,309	15,990	45,263	61,253	(14,058)	2000	Jun-11	40 years
University Commons	Greenville, NC	—	5,350	25,514	4,282	5,350	29,796	35,146	(9,721)	1996	Jun-11	40 years
Valley Crossing	Hickory, NC	—	2,130	5,796	8,869	2,130	14,665	16,795	(5,142)	2014	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Kinston Pointe	Kinston, NC	—	2,180	8,474	457	2,180	8,931	11,111	(4,253)	2001	Jun-11	40 years
Magnolia Plaza	Morganton, NC	—	730	3,051	2,788	730	5,839	6,569	(928)	1990	Jun-11	40 years
Roxboro Square	Roxboro, NC	—	1,550	8,921	518	1,550	9,439	10,989	(4,284)	2005	Jun-11	40 years
Innes Street Market	Salisbury, NC	—	10,548	27,275	1,306	10,547	28,582	39,129	(12,435)	2002	Jun-11	40 years
Crossroads	Statesville, NC	—	6,220	15,098	1,547	6,220	16,645	22,865	(5,455)	1997	Jun-11	40 years
Anson Station	Wadesboro, NC	—	910	3,793	726	910	4,519	5,429	(2,003)	1988	Jun-11	40 years
New Centre Market	Wilmington, NC	—	5,730	14,611	2,413	5,730	17,024	22,754	(4,650)	1998	Jun-11	40 years
University Commons	Wilmington, NC	—	6,910	26,049	2,740	6,910	28,789	35,699	(9,476)	2007	Jun-11	40 years
Whitaker Square	Winston Salem, NC	—	2,923	11,584	960	2,923	12,544	15,467	(2,990)	1996	Oct-13	40 years
Parkway Plaza	Winston-Salem, NC	—	6,910	16,355	3,288	6,910	19,643	26,553	(6,378)	2005	Jun-11	40 years
Stratford Commons	Winston-Salem, NC	—	2,770	9,402	391	2,770	9,793	12,563	(3,322)	1995	Jun-11	40 years
Bedford Grove	Bedford, NH	—	3,400	12,838	10,148	3,400	22,986	26,386	(3,738)	1989	Jun-11	40 years
Capitol Shopping Center	Concord, NH	—	2,160	11,336	1,410	2,160	12,746	14,906	(5,358)	2001	Jun-11	40 years
Willow Springs Plaza	Nashua , NH	—	3,490	19,256	1,278	3,490	20,534	24,024	(6,482)	1990	Jun-11	40 years
Seacoast Shopping Center	Seabrook , NH	—	2,230	7,956	1,501	2,230	9,457	11,687	(2,099)	1991	Jun-11	40 years
Tri-City Plaza	Somersworth, NH	—	1,900	9,226	5,178	1,900	14,404	16,304	(4,962)	1990	Jun-11	40 years
Laurel Square	Brick, NJ	—	5,400	17,410	4,566	5,400	21,976	27,376	(4,548)	2003	Jun-11	40 years
the Shoppes at Cinnaminson	Cinnaminson, NJ	—	6,030	45,029	4,679	6,030	49,708	55,738	(15,226)	2010	Jun-11	40 years
Acme Clark	Clark, NJ	—	2,630	8,351	92	2,630	8,443	11,073	(3,132)	2007	Jun-11	40 years
Collegetown Shopping Center	Glassboro, NJ	—	1,560	12,614	9,451	1,560	22,065	23,625	(6,101)	1966	Jun-11	40 years
Hamilton Plaza	Hamilton, NJ	—	1,580	8,573	6,405	1,580	14,978	16,558	(3,716)	1972	Jun-11	40 years
Bennetts Mills Plaza	Jackson, NJ	—	3,130	16,785	918	3,130	17,703	20,833	(5,436)	2002	Jun-11	40 years
Marlton Crossing	Marlton, NJ	—	5,950	44,371	23,720	5,950	68,091	74,041	(19,655)	2018	Jun-11	40 years
Middletown Plaza	Middletown, NJ	—	5,060	40,870	4,455	5,060	45,325	50,385	(13,307)	2001	Jun-11	40 years
Larchmont Centre	Mount Laurel, NJ	(7,000)	4,421	14,672	793	4,421	15,465	19,886	(2,886)	1985	Jun-15	40 years
Old Bridge Gateway	Old Bridge, NJ	—	7,200	36,475	4,718	7,200	41,193	48,393	(13,055)	1995	Jun-11	40 years
Morris Hills Shopping Center	Parsippany, NJ	—	3,970	28,388	5,886	3,970	34,274	38,244	(9,475)	1994	Jun-11	40 years
Rio Grande Plaza	Rio Grande, NJ	—	1,660	11,779	2,283	1,660	14,062	15,722	(4,242)	1997	Jun-11	40 years
Ocean Heights Plaza	Somers Point, NJ	—	6,110	34,462	2,296	6,110	36,758	42,868	(9,967)	2006	Jun-11	40 years
Springfield Place	Springfield, NJ	—	1,150	4,310	3,167	1,773	6,854	8,627	(1,768)	1965	Jun-11	40 years
Tinton Falls Plaza	Tinton Falls, NJ	—	3,080	11,413	1,154	3,080	12,567	15,647	(4,053)	2006	Jun-11	40 years
Cross Keys Commons	Turnersville, NJ	—	5,840	31,298	6,172	5,840	37,470	43,310	(10,833)	1989	Jun-11	40 years
Parkway Plaza	Carle Place, NY	—	5,790	19,208	3,092	5,790	22,300	28,090	(5,706)	1993	Jun-11	40 years
Erie Canal Centre	Dewitt, NY	—	1,080	3,957	19,804	1,080	23,761	24,841	(4,090)	2018	Jun-11	40 years
Unity Plaza	East Fishkill, NY	—	2,100	13,935	136	2,100	14,071	16,171	(4,042)	2005	Jun-11	40 years
Suffolk Plaza	East Setauket, NY	—	2,780	9,845	5,035	2,780	14,880	17,660	(2,513)	1998	Jun-11	40 years
Three Village Shopping Center	East Setauket, NY	—	5,310	15,677	462	5,310	16,139	21,449	(4,678)	1991	Jun-11	40 years
Stewart Plaza	Garden City, NY	—	6,040	20,959	1,786	6,040	22,745	28,785	(7,646)	1990	Jun-11	40 years
Dalewood I, II & III Shopping Center	Hartsdale, NY	—	6,900	56,712	6,207	6,900	62,919	69,819	(14,663)	1972	Jun-11	40 years
Cayuga Mall	Ithaca, NY	—	1,180	9,104	5,774	1,180	14,878	16,058	(4,853)	1969	Jun-11	40 years
Kings Park Plaza	Kings Park, NY	—	4,790	11,100	2,203	4,790	13,303	18,093	(3,945)	1985	Jun-11	40 years
Village Square Shopping Center	Larchmont, NY	—	1,320	4,808	1,118	1,320	5,926	7,246	(1,365)	1981	Jun-11	40 years
Falcaro's Plaza	Lawrence, NY	—	3,410	8,804	4,546	3,410	13,350	16,760	(2,574)	1972	Jun-11	40 years
Mamaroneck Centre	Mamaroneck, NY	—	1,460	765	11,959	2,198	11,986	14,184	(453)	2018	Jun-11	40 years
Sunshine Square	Medford, NY	—	7,350	23,293	2,132	7,350	25,425	32,775	(7,942)	2007	Jun-11	40 years
Wallkill Plaza	Middletown, NY	—	1,360	7,793	3,187	1,360	10,980	12,340	(5,062)	1986	Jun-11	40 years
Monroe ShopRite Plaza	Monroe, NY	—	1,840	16,111	663	1,840	16,774	18,614	(6,424)	1985	Jun-11	40 years
Rockland Plaza	Nanuet, NY	—	10,700	58,094	10,578	11,097	68,275	79,372	(16,967)	2006	Jun-11	40 years
North Ridge Shopping Center	New Rochelle, NY	—	4,910	9,192	2,298	4,910	11,490	16,400	(2,755)	1971	Jun-11	40 years
Nesconset Shopping Center	Port Jefferson Station, NY	—	5,510	19,761	4,263	5,510	24,024	29,534	(7,009)	1961	Jun-11	40 years
Roanoke Plaza	Riverhead, NY	—	5,050	15,110	1,740	5,050	16,850	21,900	(5,231)	2002	Jun-11	40 years
The Shops at Riverhead	Riverhead, NY	—	3,479	—	37,443	3,899	37,023	40,922	(2,680)	2018	Jun-11	40 years
Rockville Centre	Rockville Centre, NY	—	3,590	6,935	176	3,590	7,111	10,701	(2,116)	1975	Jun-11	40 years
College Plaza	Selden, NY	—	6,330	11,494	17,041	6,865	28,000	34,865	(9,008)	2013	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Campus Plaza	Vestal, NY	—	1,170	16,075	788	1,170	16,863	18,033	(6,337)	2003	Jun-11	40 years
Parkway Plaza	Vestal, NY	—	2,149	18,651	1,757	2,149	20,408	22,557	(9,119)	1995	Jun-11	40 years
Shoppes at Vestal	Vestal, NY	—	1,340	14,552	156	1,340	14,708	16,048	(3,474)	2000	Jun-11	40 years
Town Square Mall	Vestal, NY	—	2,520	40,633	5,875	2,520	46,508	49,028	(14,614)	1991	Jun-11	40 years
The Plaza at Salmon Run	Watertown, NY	—	1,420	12,243	(3,097)	1,420	9,146	10,566	(3,502)	1993	Jun-11	40 years
Highridge Plaza	Yonkers, NY	—	6,020	16,077	3,157	6,020	19,234	25,254	(4,662)	1977	Jun-11	40 years
Brunswick Town Center	Brunswick, OH	—	2,930	18,492	1,628	2,930	20,120	23,050	(5,535)	2004	Jun-11	40 years
30th Street Plaza	Canton, OH	—	1,950	14,359	888	1,950	15,247	17,197	(6,167)	1999	Jun-11	40 years
Brentwood Plaza	Cincinnati, OH	—	5,090	19,528	2,859	5,090	22,387	27,477	(7,369)	2004	Jun-11	40 years
Delhi Shopping Center	Cincinnati, OH	—	3,690	7,897	2,386	3,690	10,283	13,973	(3,721)	1973	Jun-11	40 years
Harpers Station	Cincinnati, OH	—	3,110	24,867	8,020	3,987	32,010	35,997	(10,003)	1994	Jun-11	40 years
Western Hills Plaza	Cincinnati, OH	—	8,690	25,589	2,619	8,690	28,208	36,898	(8,679)	1954	Jun-11	40 years
Western Village	Cincinnati, OH	—	3,370	12,195	1,156	3,420	13,301	16,721	(4,503)	2005	Jun-11	40 years
Crown Point	Columbus, OH	—	2,120	14,434	1,784	2,120	16,218	18,338	(6,098)	1980	Jun-11	40 years
Greentree Shopping Center	Columbus, OH	—	1,920	12,024	1,068	1,920	13,092	15,012	(5,223)	2005	Jun-11	40 years
Brandt Pike Place	Dayton, OH	—	616	1,694	18	616	1,712	2,328	(702)	2008	Jun-11	40 years
South Towne Centre	Dayton, OH	—	4,990	42,390	7,805	4,990	50,195	55,185	(17,127)	1972	Jun-11	40 years
Southland Shopping Center	Middleburg Heights, OH	—	4,659	37,665	8,744	4,659	46,409	51,068	(15,280)	1951	Jun-11	40 years
The Shoppes at North Olmsted	North Olmsted, OH	—	510	3,987	27	510	4,014	4,524	(1,551)	2002	Jun-11	40 years
Surrey Square Mall	Norwood, OH	—	3,900	17,731	2,154	3,900	19,885	23,785	(7,416)	2010	Jun-11	40 years
Brice Park	Reynoldsburg, OH	—	2,820	11,910	(947)	2,114	11,669	13,783	(4,346)	1989	Jun-11	40 years
Miracle Mile Shopping Plaza	Toledo, OH	—	1,510	14,302	3,775	1,510	18,077	19,587	(7,306)	1955	Jun-11	40 years
Marketplace	Tulsa, OK	—	5,040	12,401	3,131	5,040	15,532	20,572	(6,505)	1992	Jun-11	40 years
Village West	Allentown, PA	—	4,180	23,061	1,925	4,180	24,986	29,166	(7,992)	1999	Jun-11	40 years
Park Hills Plaza	Altoona, PA	—	4,390	21,869	6,693	4,390	28,562	32,952	(8,683)	1985	Jun-11	40 years
Bethel Park Shopping Center	Bethel Park, PA	—	3,060	18,299	2,267	3,060	20,566	23,626	(8,323)	1965	Jun-11	40 years
Lehigh Shopping Center	Bethlehem, PA	—	6,980	30,222	9,805	6,980	40,027	47,007	(11,978)	1955	Jun-11	40 years
Bristol Park	Bristol, PA	—	3,180	19,125	2,019	3,180	21,144	24,324	(6,683)	1993	Jun-11	40 years
Chalfont Village Shopping Center	Chalfont, PA	—	1,040	3,639	(44)	1,040	3,595	4,635	(1,079)	1989	Jun-11	40 years
New Britain Village Square	Chalfont, PA	—	4,250	23,565	2,866	4,250	26,431	30,681	(6,920)	1989	Jun-11	40 years
Collegeville Shopping Center	Collegeville, PA	—	3,410	6,547	6,397	3,410	12,944	16,354	(3,310)	2018	Jun-11	40 years
Plymouth Square Shopping Center	Conshohocken, PA	—	17,002	44,000	314	17,002	44,314	61,316	(1,504)	2019	May-19	40 years
Whitemarsh Shopping Center	Conshohocken, PA	—	3,410	11,590	1,464	3,410	13,054	16,464	(3,949)	2002	Jun-11	40 years
Valley Fair	Devon, PA	—	1,810	8,048	1,635	1,810	9,683	11,493	(5,015)	2001	Jun-11	40 years
Dickson City Crossings	Dickson City, PA	—	3,780	29,517	5,932	4,800	34,429	39,229	(10,869)	1997	Jun-11	40 years
Barn Plaza	Doylestown, PA	—	8,780	28,452	2,300	8,780	30,752	39,532	(11,631)	2002	Jun-11	40 years
Pilgrim Gardens	Drexel Hill, PA	—	2,090	4,727	4,843	2,090	9,570	11,660	(3,350)	1955	Jun-11	40 years
New Garden Center	Kennett Square, PA	—	2,240	6,752	2,809	2,240	9,561	11,801	(3,172)	1979	Jun-11	40 years
Stone Mill Plaza	Lancaster, PA	—	2,490	12,233	517	2,490	12,750	15,240	(5,047)	2008	Jun-11	40 years
North Penn Market Place	Lansdale, PA	—	3,060	4,971	1,799	3,060	6,770	9,830	(1,935)	1977	Jun-11	40 years
Village at Newtown	Newtown, PA	—	7,690	36,307	35,187	7,690	71,494	79,184	(11,163)	1989	Jun-11	40 years
Ivyridge	Philadelphia, PA	—	7,100	18,051	2,244	7,100	20,295	27,395	(4,998)	1963	Jun-11	40 years
Roosevelt Mall	Philadelphia, PA	—	10,970	87,129	13,218	10,969	100,348	111,317	(28,916)	1964	Jun-11	40 years
Shoppes at Valley Forge	Phoenixville, PA	—	2,010	12,570	761	2,010	13,331	15,341	(5,788)	2003	Jun-11	40 years
County Line Plaza	Souderton, PA	—	910	7,492	2,175	910	9,667	10,577	(4,404)	1971	Jun-11	40 years
69th Street Plaza	Upper Darby, PA	—	640	4,362	89	640	4,451	5,091	(1,645)	1994	Jun-11	40 years
Warminster Towne Center	Warminster, PA	—	4,310	35,284	1,917	4,310	37,201	41,511	(11,508)	1997	Jun-11	40 years
Shops at Prospect	West Hempfield, PA	—	760	6,261	625	760	6,886	7,646	(2,227)	1994	Jun-11	40 years
Whitehall Square	Whitehall, PA	—	4,350	30,879	3,782	4,350	34,661	39,011	(10,605)	2006	Jun-11	40 years
Wilkes-Barre Township Marketplace	Wilkes-Barre , PA	—	2,180	16,595	3,572	2,180	20,167	22,347	(8,010)	2004	Jun-11	40 years
Belfair Towne Village	Bluffton, SC	—	4,265	30,937	2,778	4,265	33,715	37,980	(7,558)	2006	Jun-11	40 years
Milestone Plaza	Greenville, SC	—	2,563	15,295	2,552	2,563	17,847	20,410	(3,965)	1995	Oct-13	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Circle Center	Hilton Head, SC	—	3,010	5,707	658	3,010	6,365	9,375	(2,663)	2000	Jun-11	40 years
Island Plaza	James Island, SC	—	2,940	8,467	2,776	2,940	11,243	14,183	(4,673)	1994	Jun-11	40 years
Festival Centre	North Charleston, SC	—	3,630	8,398	7,549	3,630	15,947	19,577	(6,214)	1987	Jun-11	40 years
Fairview Corners I & II	Simpsonville, SC	—	2,370	16,460	2,241	2,370	18,701	21,071	(5,922)	2003	Jun-11	40 years
Hillcrest Market Place	Spartanburg, SC	—	4,190	33,004	7,002	4,190	40,006	44,196	(13,661)	1965	Jun-11	40 years
East Ridge Crossing	Chattanooga , TN	—	1,230	3,997	185	1,230	4,182	5,412	(1,869)	1999	Jun-11	40 years
Watson Glen Shopping Center	Franklin, TN	—	5,220	13,369	2,680	5,220	16,049	21,269	(6,412)	1988	Jun-11	40 years
Williamson Square	Franklin, TN	—	7,730	17,568	9,613	7,730	27,181	34,911	(10,486)	1988	Jun-11	40 years
Greeneville Commons	Greeneville, TN	—	2,880	10,708	4,948	2,880	15,656	18,536	(3,852)	2002	Jun-11	40 years
Kingston Overlook	Knoxville, TN	—	2,060	5,022	2,394	2,060	7,416	9,476	(2,483)	1996	Jun-11	40 years
The Commons at Wolfcreek	Memphis, TN	—	22,530	50,114	25,581	23,239	74,986	98,225	(21,408)	2014	Jun-11	40 years
Georgetown Square	Murfreesboro, TN	—	3,250	7,251	2,704	3,716	9,489	13,205	(3,065)	2003	Jun-11	40 years
Nashboro Village	Nashville, TN	—	2,243	11,516	220	2,243	11,736	13,979	(3,429)	1998	Oct-13	40 years
Commerce Central	Tullahoma, TN	—	1,240	12,128	583	1,240	12,711	13,951	(5,519)	1995	Jun-11	40 years
Parmer Crossing	Austin, TX	—	5,927	9,958	2,647	5,927	12,605	18,532	(3,971)	1989	Jun-11	40 years
Baytown Shopping Center	Baytown, TX	—	3,410	9,114	915	3,410	10,029	13,439	(3,716)	1987	Jun-11	40 years
El Camino	Bellaire, TX	—	1,320	3,632	332	1,320	3,964	5,284	(1,737)	2008	Jun-11	40 years
Bryan Square	Bryan, TX	—	820	2,289	284	820	2,573	3,393	(1,058)	2008	Jun-11	40 years
Townshire	Bryan, TX	—	1,790	6,342	786	1,790	7,128	8,918	(3,420)	2002	Jun-11	40 years
Central Station	College Station, TX	—	4,340	19,343	4,445	4,340	23,788	28,128	(6,431)	1976	Jun-11	40 years
Rock Prairie Crossing	College Station, TX	—	2,401	13,371	261	2,401	13,632	16,033	(5,722)	2002	Jun-11	40 years
Carmel Village	Corpus Christi, TX	—	1,900	4,009	4,705	1,900	8,714	10,614	(1,541)	1993	Jun-11	40 years
Claremont Village	Dallas, TX	—	1,700	2,953	220	1,700	3,173	4,873	(1,974)	1976	Jun-11	40 years
Kessler Plaza	Dallas, TX	—	1,390	2,887	458	1,390	3,345	4,735	(1,140)	1975	Jun-11	40 years
Stevens Park Village	Dallas, TX	—	1,270	2,350	1,466	1,270	3,816	5,086	(1,857)	1974	Jun-11	40 years
Webb Royal Plaza	Dallas, TX	—	2,470	4,466	1,991	2,470	6,457	8,927	(2,521)	1961	Jun-11	40 years
Wynnewood Village	Dallas, TX	—	16,982	42,091	23,920	17,199	65,794	82,993	(15,682)	2018	Jun-11	40 years
Parktown	Deer Park, TX	—	2,790	6,874	1,032	2,790	7,906	10,696	(3,899)	1999	Jun-11	40 years
Kenworthy Crossing	El Paso, TX	—	2,370	5,396	508	2,370	5,904	8,274	(2,279)	2003	Jun-11	40 years
Preston Ridge	Frisco, TX	—	25,820	121,454	17,794	25,819	139,249	165,068	(40,629)	2018	Jun-11	40 years
Ridglea Plaza	Ft. Worth, TX	—	2,770	15,766	571	2,770	16,337	19,107	(6,116)	1990	Jun-11	40 years
Trinity Commons	Ft. Worth, TX	—	5,780	24,802	2,589	5,780	27,391	33,171	(10,365)	1998	Jun-11	40 years
Village Plaza	Garland, TX	—	3,230	6,403	1,335	3,230	7,738	10,968	(2,656)	2002	Jun-11	40 years
Highland Village Town Center	Highland Village, TX	—	3,370	5,254	1,756	3,370	7,010	10,380	(1,690)	1996	Jun-11	40 years
Bay Forest	Houston, TX	—	1,500	6,494	202	1,500	6,696	8,196	(2,488)	2004	Jun-11	40 years
Beltway South	Houston, TX	—	3,340	9,666	599	3,340	10,265	13,605	(4,074)	1998	Jun-11	40 years
Braes Heights	Houston, TX	—	1,700	14,218	8,797	1,700	23,015	24,715	(4,248)	2018	Jun-11	40 years
Braes Oaks Center	Houston, TX	—	1,310	3,699	608	1,310	4,307	5,617	(1,252)	1992	Jun-11	40 years
Braesgate	Houston, TX	—	1,570	2,599	478	1,570	3,077	4,647	(1,524)	1997	Jun-11	40 years
Broadway	Houston, TX	—	1,720	5,160	1,490	1,720	6,650	8,370	(2,157)	2006	Jun-11	40 years
Clear Lake Camino South	Houston, TX	—	3,320	11,764	2,132	3,320	13,896	17,216	(4,261)	1964	Jun-11	40 years
Hearthstone Corners	Houston, TX	—	5,240	10,535	4,175	5,240	14,710	19,950	(3,551)	1998	Jun-11	40 years
Jester Village	Houston, TX	—	1,380	4,138	7,587	1,380	11,725	13,105	(1,138)	1988	Jun-11	40 years
Jones Plaza	Houston, TX	—	2,110	9,484	2,224	2,110	11,708	13,818	(2,706)	2000	Jun-11	40 years
Jones Square	Houston, TX	—	3,210	10,613	282	3,210	10,895	14,105	(4,022)	1999	Jun-11	40 years
Maplewood	Houston, TX	—	1,790	5,020	1,739	1,790	6,759	8,549	(1,973)	2004	Jun-11	40 years
Merchants Park	Houston, TX	—	6,580	31,271	3,155	6,580	34,426	41,006	(12,224)	2009	Jun-11	40 years
Northgate	Houston, TX	—	740	1,116	267	740	1,383	2,123	(504)	1972	Jun-11	40 years
Northshore	Houston, TX	—	5,970	21,950	4,290	5,970	26,240	32,210	(8,610)	2001	Jun-11	40 years
Northtown Plaza	Houston, TX	—	4,990	16,333	3,879	4,990	20,212	25,202	(5,144)	1960	Jun-11	40 years
Orange Grove	Houston, TX	—	3,670	15,241	1,701	3,670	16,942	20,612	(7,152)	2005	Jun-11	40 years
Royal Oaks Village	Houston, TX	—	4,620	29,334	1,524	4,620	30,858	35,478	(9,064)	2001	Jun-11	40 years
Tanglewilde Center	Houston, TX	—	1,620	6,944	2,059	1,620	9,003	10,623	(2,809)	1998	Jun-11	40 years
Westheimer Commons	Houston, TX	—	5,160	11,424	4,795	5,160	16,219	21,379	(6,386)	1984	Jun-11	40 years
Fry Road Crossing	Katy, TX	—	6,030	19,557	1,316	6,030	20,873	26,903	(8,220)	2005	Jun-11	40 years
Jefferson Park	Mount Pleasant, TX	—	870	4,869	1,934	870	6,803	7,673	(2,608)	2001	Jun-11	40 years

					Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
			Initial Cost to Company			at the Close of the Period
Description		Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(1)	Date Acquired
Winwood Town Center	Odessa, TX	—	2,850	27,507	5,603	2,850	33,110	35,960	(11,992)	2002	Jun-11	40 years
Crossroads Centre - Pasadena	Pasadena, TX	—	4,660	10,861	7,391	4,660	18,252	22,912	(4,725)	1997	Jun-11	40 years
Spencer Square	Pasadena, TX	—	5,360	18,624	1,427	5,360	20,051	25,411	(7,092)	1998	Jun-11	40 years
Pearland Plaza	Pearland, TX	—	3,020	8,420	1,760	3,020	10,180	13,200	(3,661)	1995	Jun-11	40 years
Market Plaza	Plano, TX	—	6,380	19,422	1,632	6,380	21,054	27,434	(7,152)	2002	Jun-11	40 years
Preston Park Village	Plano, TX	—	8,506	78,601	3,448	8,506	82,049	90,555	(18,019)	1985	Oct-13	40 years
Keegan's Meadow	Stafford, TX	—	3,300	9,656	1,319	3,300	10,975	14,275	(3,725)	1999	Jun-11	40 years
Texas City Bay	Texas City, TX	—	3,780	15,087	8,511	3,780	23,598	27,378	(5,189)	2005	Jun-11	40 years
Windvale Center	The Woodlands, TX	—	3,460	6,559	783	3,460	7,342	10,802	(2,052)	2002	Jun-11	40 years
The Centre at Navarro	Victoria, TX	—	1,490	6,389	969	1,490	7,358	8,848	(1,527)	2005	Jun-11	40 years
Culpeper Town Square	Culpeper, VA	—	3,200	9,061	1,289	3,200	10,350	13,550	(4,954)	1999	Jun-11	40 years
Hanover Square	Mechanicsville, VA	—	3,540	14,559	6,228	3,540	20,787	24,327	(4,911)	1991	Jun-11	40 years
Tuckernuck Square	Richmond, VA	—	2,400	9,254	1,704	2,400	10,958	13,358	(3,129)	1981	Jun-11	40 years
Cave Spring Corners	Roanoke, VA	—	3,060	11,178	754	3,060	11,932	14,992	(5,201)	2005	Jun-11	40 years
Hunting Hills	Roanoke, VA	—	1,150	7,311	2,557	1,150	9,868	11,018	(3,559)	1989	Jun-11	40 years
Hilltop Plaza	Virginia Beach, VA	—	5,154	20,471	5,712	5,154	26,183	31,337	(7,687)	2010	Jun-11	40 years
Ridgeview Centre	Wise, VA	—	2,080	8,044	5,661	2,080	13,705	15,785	(4,589)	1990	Jun-11	40 years
Rutland Plaza	Rutland, VT	—	2,130	20,855	552	2,130	21,407	23,537	(7,173)	1997	Jun-11	40 years
Spring Mall	Greenfield, WI	—	1,768	8,844	1,065	1,768	9,909	11,677	(2,146)	2003	Jun-11	40 years
Mequon Pavilions	Mequon, WI	—	7,520	27,888	9,265	7,520	37,153	44,673	(10,850)	1967	Jun-11	40 years
Moorland Square Shopping Ctr	New Berlin, WI	—	2,080	9,034	1,522	2,080	10,556	12,636	(3,837)	1990	Jun-11	40 years
Paradise Pavilion	West Bend, WI	—	1,510	15,367	1,148	1,510	16,515	18,025	(7,004)	2000	Jun-11	40 years
Moundsville Plaza	Moundsville, WV	—	1,054	10,102	1,400	1,054	11,502	12,556	(4,866)	2004	Jun-11	40 years
Grand Central Plaza	Parkersburg, WV	—	670	5,649	437	670	6,086	6,756	(1,937)	1986	Jun-11	40 years
Remaining portfolio	Various	—	1,906	—	813	1,906	813	2,719	(353)
		$(7,000)	$1,748,150	$6,755,721	$1,619,729	$1,767,029	$8,356,571	$10,123,600	$(2,481,250)
(1) Year constructed is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.

The aggregate cost for Federal income tax purposes was approximately $11.2 billion at December 31, 2019.

	Year Ending December 31,
	2019	2018	2017
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$10,098,777	$10,921,491	$11,009,058
Acquisitions and improvements	478,719	301,218	408,570
Real estate held for sale	(36,836)	(4,148)	(34,169)
Impairment of real estate	(24,402)	(45,828)	(27,300)
Cost of property sold	(305,380)	(975,936)	(358,972)
Write-off of assets no longer in service	(87,278)	(98,020)	(75,696)
Balance at end of year	$10,123,600	$10,098,777	$10,921,491

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$2,349,127	$2,361,070	$2,167,054
Depreciation expense	299,993	320,490	342,035
Property sold	(99,305)	(252,319)	(87,169)
Write-off of assets no longer in service	(68,565)	(80,114)	(60,850)
Balance at end of year	$2,481,250	$2,349,127	$2,361,070