Form 10-Q
period 2020-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2020-05-07
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 1, 2020, Brixmor Property Group Inc. had 296,449,446 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of March 31, 2020, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.
The Company believes combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report:

•Enhances investors’ understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•Eliminates duplicative disclosure and provides a more streamlined and readable presentation; and
•Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, its tenants, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others.

Additional factors that could cause actual outcomes or results to differ materially from those indicated in these statements include (1) changes in national, regional and local economies, due to global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates and unemployment or limited growth in consumer income; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, including COVID-19, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and (10) new developments in the litigation and governmental investigations discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as being heightened as a result of the COVID-19 pandemic. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2020	December 31, 2019
Assets
Real estate
Land	$1,764,323	$1,767,029
Buildings and improvements	8,385,260	8,356,571
	10,149,583	10,123,600
Accumulated depreciation and amortization	(2,527,011)	(2,481,250)
Real estate, net	7,622,572	7,642,350

Cash and cash equivalents	584,830	19,097
Restricted cash	2,261	2,426
Marketable securities	17,550	18,054
Receivables, net	232,217	234,246
Deferred charges and prepaid expenses, net	143,949	143,973
Real estate assets held for sale	4,649	22,171
Other assets	54,055	60,179
Total assets	$8,662,083	$8,142,496

Liabilities
Debt obligations, net	$5,494,199	$4,861,185
Accounts payable, accrued expenses and other liabilities	498,531	537,454
Total liabilities	5,992,730	5,398,639

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,576,438 and 305,334,144 shares issued and 296,449,446 and 297,857,267 shares outstanding	2,964	2,979
Additional paid-in capital	3,205,072	3,230,625
Accumulated other comprehensive loss	(33,242)	(9,543)
Distributions in excess of net income	(505,441)	(480,204)
Total equity	2,669,353	2,743,857
Total liabilities and equity	$8,662,083	$8,142,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$280,402	$289,955
Other revenues	1,899	1,184
Total revenues	282,301	291,139

Operating expenses
Operating costs	30,356	31,258
Real estate taxes	42,864	43,326
Depreciation and amortization	83,017	85,395
Impairment of real estate assets	4,598	3,112
General and administrative	22,597	25,443
Total operating expenses	183,432	188,534

Other income (expense)
Dividends and interest	124	147
Interest expense	(47,354)	(46,666)
Gain on sale of real estate assets	8,905	7,602
Gain (loss) on extinguishment of debt, net	(5)	30
Other	(758)	(818)
Total other expense	(39,088)	(39,705)

Net income	$59,781	$62,900

Net income per common share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21
Weighted average shares:
Basic	297,841	298,599
Diluted	298,264	299,029
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2020	2019
Net income	$59,781	$62,900
Other comprehensive income (loss)
Change in unrealized loss on interest rate swaps, net (Note 6)	(23,878)	(10,057)
Change in unrealized gain on marketable securities	179	132
Total other comprehensive loss	(23,699)	(9,925)
Comprehensive income	$36,082	$52,975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2019	298,489	$2,985	$3,233,329	$15,973	$(416,188)	$2,836,099
ASC 842 cumulative adjustment	—	—	—	—	(1,974)	(1,974)
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,839)	(83,839)
Equity based compensation expense	—	—	2,641	—	—	2,641
Other comprehensive loss	—	—	—	(9,925)	—	(9,925)
Issuance of common stock and OP Units	158	2	—	—	—	2
Repurchases of common stock	(660)	(7)	(11,579)	—	—	(11,586)
Share-based awards retained for taxes	—	—	(1,547)	—	—	(1,547)
Net income	—	—	—	—	62,900	62,900
Ending balance, March 31, 2019	297,987	$2,980	$3,222,844	$6,048	$(439,101)	$2,792,771

Beginning balance, January 1, 2020	297,857	$2,979	$3,230,625	$(9,543)	$(480,204)	$2,743,857
Common stock dividends ($0.285 per common share)	—	—	—	—	(85,018)	(85,018)
Equity based compensation expense	—	—	2,842	—	—	2,842
Other comprehensive loss	—	—	—	(23,699)	—	(23,699)
Issuance of common stock and OP Units	242	2	—	—	—	2
Repurchases of common stock	(1,650)	(17)	(24,990)	—	—	(25,007)
Share-based awards retained for taxes	—	—	(3,405)	—	—	(3,405)
Net income	—	—	—	—	59,781	59,781
Ending balance, March 31, 2020	296,449	$2,964	$3,205,072	$(33,242)	$(505,441)	$2,669,353
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$59,781	$62,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,017	85,395
(Accretion) amortization of debt premium and discount, net	(79)	468
Deferred financing cost amortization	1,763	1,787
Accretion of above- and below-market leases, net	(4,229)	(4,898)
Tenant inducement amortization and other	897	827
Impairment of real estate assets	4,598	3,112
Gain on sale of real estate assets	(8,905)	(7,602)
Equity based compensation	2,652	2,641
(Gain) loss on extinguishment of debt, net	5	(30)
Changes in operating assets and liabilities:
Receivables, net	(1,407)	(816)
Deferred charges and prepaid expenses	(6,995)	(6,829)
Other assets	(200)	82
Accounts payable, accrued expenses and other liabilities	(35,828)	(40,199)
Net cash provided by operating activities	95,070	96,838

Investing activities:
Improvements to and investments in real estate assets	(86,696)	(77,725)
Acquisitions of real estate assets	(2,020)	—
Proceeds from sales of real estate assets	41,411	45,160
Purchase of marketable securities	(3,328)	(5,246)
Proceeds from sale of marketable securities	4,019	5,977
Net cash used in investing activities	(46,614)	(31,834)

Financing activities:
Repayment of secured debt obligations	(7,000)	—
Repayment of borrowings under unsecured revolving credit facility	(7,500)	(65,000)
Proceeds from borrowings under unsecured revolving credit facility	646,000	50,000
Deferred financing and debt extinguishment costs	(404)	(133)
Distributions to common stockholders	(85,572)	(84,097)
Repurchases of common shares	(25,007)	(11,586)
Repurchases of common shares in conjunction with equity award plans	(3,405)	(1,547)
Net cash provided by (used in) financing activities	517,112	(112,363)

Net change in cash, cash equivalents and restricted cash	565,568	(47,359)
Cash, cash equivalents and restricted cash at beginning of period	21,523	50,765
Cash, cash equivalents and restricted cash at end of period	$587,091	$3,406

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$584,830	$349
Restricted cash	2,261	3,057
Cash, cash equivalents and restricted cash at end of period	$587,091	$3,406

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,063 and $626	$47,023	$51,168
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2020	December 31, 2019
Assets
Real estate
Land	$1,764,323	$1,767,029
Buildings and improvements	8,385,260	8,356,571
	10,149,583	10,123,600
Accumulated depreciation and amortization	(2,527,011)	(2,481,250)
Real estate, net	7,622,572	7,642,350

Cash and cash equivalents	584,815	19,081
Restricted cash	2,261	2,426
Marketable securities	17,550	18,054
Receivables, net	232,217	234,246
Deferred charges and prepaid expenses, net	143,949	143,973
Real estate assets held for sale	4,649	22,171
Other assets	54,055	60,179
Total assets	$8,662,068	$8,142,480

Liabilities
Debt obligations, net	$5,494,199	$4,861,185
Accounts payable, accrued expenses and other liabilities	498,531	537,454
Total liabilities	5,992,730	5,398,639

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 305,576,438 and 305,334,144 units issued and 296,449,446 and 297,857,267 units outstanding	2,702,581	2,753,385
Accumulated other comprehensive loss	(33,243)	(9,544)
Total capital	2,669,338	2,743,841
Total liabilities and capital	$8,662,068	$8,142,480
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$280,402	$289,955
Other revenues	1,899	1,184
Total revenues	282,301	291,139

Operating expenses
Operating costs	30,356	31,258
Real estate taxes	42,864	43,326
Depreciation and amortization	83,017	85,395
Impairment of real estate assets	4,598	3,112
General and administrative	22,597	25,443
Total operating expenses	183,432	188,534

Other income (expense)
Dividends and interest	124	147
Interest expense	(47,354)	(46,666)
Gain on sale of real estate assets	8,905	7,602
Gain (loss) on extinguishment of debt, net	(5)	30
Other	(758)	(818)
Total other expense	(39,088)	(39,705)

Net income	$59,781	$62,900

Net income per common unit:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21
Weighted average units:
Basic	297,841	298,599
Diluted	298,264	299,029
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2020	2019
Net income	$59,781	$62,900
Other comprehensive income (loss)
Change in unrealized loss on interest rate swaps, net (Note 6)	(23,878)	(10,057)
Change in unrealized gain on marketable securities	179	132
Total other comprehensive loss	(23,699)	(9,925)
Comprehensive income	$36,082	$52,975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2019	$2,819,770	$15,983	$2,835,753
ASC 842 cumulative adjustment	(1,974)	—	(1,974)
Distributions to partners	(83,964)	—	(83,964)
Equity based compensation expense	2,641	—	2,641
Other comprehensive loss	—	(9,925)	(9,925)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(11,586)	—	(11,586)
Share-based awards retained for taxes	(1,547)	—	(1,547)
Net income	62,900	—	62,900
Ending balance, March 31, 2019	$2,786,242	$6,058	$2,792,300

Beginning balance, January 1, 2020	$2,753,385	$(9,544)	$2,743,841
Distributions to partners	(85,017)	—	(85,017)
Equity based compensation expense	2,842	—	2,842
Other comprehensive loss	—	(23,699)	(23,699)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(25,007)	—	(25,007)
Share-based awards retained for taxes	(3,405)	—	(3,405)
Net income	59,781	—	59,781
Ending balance, March 31, 2020	$2,702,581	$(33,243)	$2,669,338
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$59,781	$62,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,017	85,395
(Accretion) amortization of debt premium and discount, net	(79)	468
Deferred financing cost amortization	1,763	1,787
Accretion of above- and below-market leases, net	(4,229)	(4,898)
Tenant inducement amortization and other	897	827
Impairment of real estate assets	4,598	3,112
Gain on sale of real estate assets	(8,905)	(7,602)
Equity based compensation	2,652	2,641
(Gain) loss on extinguishment of debt, net	5	(30)
Changes in operating assets and liabilities:
Receivables, net	(1,407)	(816)
Deferred charges and prepaid expenses	(6,995)	(6,829)
Other assets	(200)	82
Accounts payable, accrued expenses and other liabilities	(35,828)	(40,199)
Net cash provided by operating activities	95,070	96,838

Investing activities:
Improvements to and investments in real estate assets	(86,696)	(77,725)
Acquisitions of real estate assets	(2,020)	—
Proceeds from sales of real estate assets	41,411	45,160
Purchase of marketable securities	(3,328)	(5,245)
Proceeds from sale of marketable securities	4,019	5,977
Net cash used in investing activities	(46,614)	(31,833)

Financing activities:
Repayment of secured debt obligations	(7,000)	—
Repayment of borrowings under unsecured revolving credit facility	(7,500)	(65,000)
Proceeds from borrowings under unsecured revolving credit facility	646,000	50,000
Deferred financing and debt extinguishment costs	(404)	(133)
Partner distributions and repurchases of OP Units	(113,983)	(97,355)
Net cash provided by (used in) financing activities	517,113	(112,488)

Net change in cash, cash equivalents and restricted cash	565,569	(47,483)
Cash, cash equivalents and restricted cash at beginning of period	21,507	50,639
Cash, cash equivalents and restricted cash at end of period	$587,076	$3,156

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$584,815	$99
Restricted cash	2,261	3,057
Cash, cash equivalents and restricted cash at end of period	$587,076	$3,156

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,063 and $626	$47,023	$51,168
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company” or “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other material assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2020, the Company’s portfolio was comprised of 400 shopping centers (the “Portfolio”) totaling approximately 70 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.
The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019 and accompanying notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2020.

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

federal income taxes do not materially impact the unaudited Condensed Consolidated Financial Statements of the Company.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2020 and December 31, 2019. Open tax years generally range from 2016 through 2019, but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in Accounting Standards Codification (“ASC”) 842, Leases. The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for the rent concessions as lease modifications. Rent abatements would be recognized as reductions to revenue during the period in which they were granted. Rent deferrals would result in an increase to “Receivables, net” during the deferral period with no impact on rental revenue recognition. The Company is evaluating the impact of this policy election and has not yet concluded whether the Company will apply the election.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326). ASU 2016-13 was subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 amends guidance to replace the prior “incurred loss” methodology of recognizing credit losses on financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of information. Any unrealized loss on the Company’s financial instruments must be assessed to determine if any portion of the unrealized loss is attributable to credit loss and the portion that is due to other factors, such as changes in market interest rates. “Credit loss” refers to any portion of the carrying amount that the Company does not expect to collect over a financial instrument’s contractual life. The Company considers current market conditions and reasonable forecasts of future market conditions to estimate expected credit losses over the life of the financial instrument. Any portion of unrealized losses due to credit loss is recognized through net income and reported in equity as a component of distributions in excess of net income. The portion of unrealized losses due to other factors continues to be recognized through other comprehensive income and reported in accumulated other comprehensive income. In addition, ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASC 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842. The standard became effective for the Company on January 1, 2020. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). ASU 2018-16 was subsequently amended by ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2018-16 amends guidance to permit the use of the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, Derivatives and Hedging. The standard became effective for the Company on January 1, 2019 and a prospective transition approach was required.

The Company determined that the adoption of ASU 2018-16 did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). ASU 2018-13 amends certain disclosure requirements regarding the fair value hierarchy of investments in accordance with GAAP, particularly the significant unobservable inputs used to value investments within Level 3 of the fair value hierarchy. The standard became effective for the Company on January 1, 2020. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2020, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Shops at Palm Lakes	Miami Gardens, FL	Feb-20	N/A	$2,020
			N/A	$2,020
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price has been allocated to Land and includes less than $0.1 million of transaction costs.

During the three months ended March 31, 2019, the Company did not acquire any assets.

3. Dispositions and Assets Held for Sale
During the three months ended March 31, 2020, the Company disposed of three shopping centers and two partial shopping centers for aggregate net proceeds of $40.5 million resulting in aggregate gain of $7.5 million and aggregate impairment of less than $0.1 million. In addition, during the three months ended March 31, 2020, the Company received aggregate net proceeds of $0.9 million and resolved a $0.5 million contingency from previously disposed assets resulting in aggregate gain of $1.4 million.

During the three months ended March 31, 2019, the Company disposed of three shopping centers for aggregate net proceeds of $44.9 million resulting in aggregate gain of $7.3 million. In addition, during the three months ended March 31, 2019, the Company received aggregate net proceeds of $0.3 million from previously disposed assets resulting in aggregate gain of $0.3 million.

As of March 31, 2020, the Company had two properties held for sale. As of December 31, 2019, the Company had two properties and two partial properties held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	March 31, 2020	December 31, 2019
Land	$1,387	$3,356
Buildings and improvements	6,084	31,650
Accumulated depreciation and amortization	(3,032)	(13,044)
Real estate, net	4,439	21,962
Other assets	210	209
Assets associated with real estate assets held for sale	$4,649	$22,171

Liabilities
Below-market leases	$107	$415
Liabilities associated with real estate assets held for sale(1)	$107	$415
(1)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

There were no discontinued operations for the three months ended March 31, 2020 and 2019 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2020	December 31, 2019
Land	$1,764,323	$1,767,029
Buildings and improvements:
Buildings and tenant improvements(1)	7,782,054	7,741,607
Lease intangibles(2)	603,206	614,964
	10,149,583	10,123,600
Accumulated depreciation and amortization(3)	(2,527,011)	(2,481,250)
Total	$7,622,572	$7,642,350
(1)As of March 31, 2020 and December 31, 2019, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $33.9 million and $46.9 million, respectively.
(2)As of March 31, 2020 and December 31, 2019, Lease intangibles consisted of $544.4 million and $554.9 million, respectively, of in-place leases and $58.8 million and $60.1 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(3)As of March 31, 2020 and December 31, 2019, Accumulated depreciation and amortization included $527.8 million and $533.1 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of March 31, 2020 and December 31, 2019, the Company had intangible liabilities relating to below-market leases of $365.2 million and $372.1 million, respectively, and accumulated accretion of $265.1 million and $267.1 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended March 31, 2020 and 2019 was $4.2 million and $4.9 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2020 and 2019 was $5.5 million and $6.5 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2020 (remaining nine months)	$(10,090)	$12,874
2021	(11,638)	13,266
2022	(9,649)	9,257
2023	(8,290)	6,730
2024	(7,701)	5,041

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

The Company recognized the following impairments during the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Property Name(1)	Location	GLA	Impairment Charge
Spring Mall	Greenfield, WI	45,920	$4,584
Parcel at Lakes Crossing(2)(3)	Muskegon, MI	4,990	14
		50,910	$4,598
(1)The Company recognized impairment charges based upon a change in the estimated hold period of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the three months ended March 31, 2020.
(3)This property was classified as held for sale as of December 31, 2019.

The Company recognized the following impairment during the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Property Name(1)	Location	GLA	Impairment Charge
Brice Park	Reynoldsburg, OH	158,565	$3,112
		158,565	$3,112
(1)The Company recognized an impairment charge based upon a change in the estimated hold period of this property and offers from third-party buyers in connection with the Company’s capital recycling program.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the three months ended March 31, 2020 and year ended December 31, 2019, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2020 and December 31, 2019 is as follows:

	Number of Instruments		Notional Amount
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest Rate Swaps	7	7	$800,000	$800,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of March 31, 2020 and December 31, 2019 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2020	December 31, 2019
Gross derivative assets	$—	$3,795
Gross derivative liabilities	(33,532)	(13,449)
Net derivative liabilities	$(33,532)	$(9,654)

The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in other comprehensive income (loss) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2020	2019
Change in unrealized loss on interest rate swaps	$(23,831)	$(6,944)
Accretion of interest rate swaps to interest expense	(47)	(3,113)
Change in unrealized loss on interest rate swaps, net	$(23,878)	$(10,057)

The Company estimates that $10.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2020 and 2019.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2020 and December 31, 2019, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of March 31, 2020 and December 31, 2019, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2020	December 31, 2019	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loan
Secured loan	$—	$7,000	—	—
Net unamortized premium	—	211
Net unamortized debt issuance costs	—	(37)
Total secured loan, net	$—	$7,174

Notes payable
Unsecured notes(2)(3)	$4,218,453	$4,218,453	2.81% – 7.97%	2022 – 2029
Net unamortized premium (discount)	11,003	11,078
Net unamortized debt issuance costs	(22,428)	(23,579)
Total notes payable, net	$4,207,028	$4,205,952

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Revolving Facility	$645,500	$7,000	2.05%	2023
Unsecured $350 Million Term Loan(3)	350,000	350,000	2.83%	2023
Unsecured $300 Million Term Loan(4)	300,000	300,000	2.83%	2024
Net unamortized debt issuance costs	(8,329)	(8,941)
Total Unsecured Credit Facility and term loans	$1,287,171	$648,059

Total debt obligations, net	$5,494,199	$4,861,185
(1)Stated interest rates as of March 31, 2020 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.80% as of March 31, 2020.
(3)Effective November 1, 2016, the Company has in place three interest rate swap agreements that convert the variable interest rate on $150.0 million of the Company’s $250.0 million Floating Rate Senior Notes due 2022, issued on August 31, 2018 (the “2022 Notes”) to a fixed, combined interest rate of 1.11% (plus a spread of 105 basis points) and the Company’s $350.0 million term loan agreement, as amended December 12, 2018, (the “$350 Million Term Loan”) to a fixed, combined interest rate of 1.11% (plus a spread of 125 basis points) through July 30, 2021.
(4)Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300 million term loan agreement, as amended December 12, 2018 (the “$300 Million Term Loan”) to a fixed, combined interest rate of 2.61% (plus a spread of 125 basis points) through July 26, 2024.

2020 Debt Transactions
During the three months ended March 31, 2020, the Company repaid its $7.0 million secured loan and borrowed $638.5 million, net of repayments, under the Operating Partnership’s $1.25 billion revolving credit facility (the “Revolving Facility”) for general corporate purposes and in order to bolster liquidity in response to COVID-19. Additionally, during the three months ended March 31, 2020, the Company recognized less than $0.1 million of loss on extinguishment of debt, net as a result of these transactions. Loss on extinguishment of debt, net includes $0.2 million of prepayment fees, partially offset by $0.2 million of accelerated unamortized debt premiums, net of debt issuance costs.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2020.

Debt Maturities
As of March 31, 2020 and December 31, 2019, the Company had accrued interest of $35.5 million and $36.9 million outstanding, respectively. As of March 31, 2020, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2020 (remaining nine months)	$—
2021	—
2022	750,000
2023	1,495,500
2024	800,000
Thereafter	2,468,453
Total debt maturities	5,513,953
Net unamortized premium	11,003
Net unamortized debt issuance costs	(30,757)
Total debt obligations, net	$5,494,199

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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2020		December 31, 2019
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Secured loan	$—	$—	$7,174	$7,306
Notes payable	4,207,028	4,145,412	4,205,952	4,422,513
Unsecured Credit Facility and term loans	1,287,171	1,294,803	648,059	658,490
Total debt obligations, net	$5,494,199	$5,440,215	$4,861,185	$5,088,309

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$17,550	$1,054	$16,496	$—

Liabilities:
Interest rate derivatives	$(33,532)	$—	$(33,532)	$—

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$18,054	$1,459	$16,595	$—
Interest rate derivatives	$3,795	$—	$3,795	$—

Liabilities:
Interest rate derivatives	$(13,449)	$—	$(13,449)	$—
(1)As of March 31, 2020 and December 31, 2019, marketable securities included $0.3 million and $0.1 million of net unrealized gains, respectively. As of March 31, 2020, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the three months ended March 31, 2020 and during the year ended December 31, 2019, excluding the properties sold prior to March 31, 2020 and December 31, 2019, respectively:

	Fair Value Measurements as of March 31, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$4,889	$—	$—	$4,889	$4,584

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(3)(4)	$23,533	$—	$—	$23,533	$7,983

(1)Excludes properties disposed of prior to March 31, 2020.
(2)The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the three months ended March 31, 2020 includes $4.9 million related to Spring Mall. The capitalization rate of 8.0% and discount rate of 8.0% which were utilized in the discounted cash flow analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the investment.
(3)Excludes properties disposed of prior to December 31, 2019.
(4)The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2019 includes: (i) $9.7 million related to Brice Park; (ii) $9.1 million related to Mohawk Acres Plaza; (iii) $3.4 million related to Lincoln Plaza; and (iv) $1.3 million related to a parcel at Lakes Crossing.

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

As of March 31, 2020, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table does not include variable lease payments which may be received under certain leases for the reimbursement of property operating expenses or percentage rents. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

Year ending December 31,	Operating Leases
2020 (remaining nine months)	$613,602
2021	747,547
2022	645,340
2023	548,777
2024	442,135
Thereafter	1,532,226

The Company recognized $1.9 million and $2.9 million of rental income based on percentage rents for the three months ended March 31, 2020 and 2019, respectively.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes a lease liability and a right-of-use (“ROU”) asset based on the present value of future lease payments over the noncancellable lease term. As of March 31, 2020 the Company is not including any renewal or termination options in its lease liabilities or ROU assets, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay its proportionate share of property operating expenses such as common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following table presents additional information pertaining to the Company’s operating leases:

	Three Months Ended March 31,
Supplemental Statements of Operations Information	2020	2019
Operating lease costs	$1,756	$1,711
Short-term lease costs	10	10
Variable lease costs	129	142
Total lease costs	$1,895	$1,863

	Three Months Ended March 31,
Supplemental Statements of Cash Flows Information	2020	2019
Operating cash outflows from operating leases	$1,769	$1,797
ROU assets obtained in exchange for operating lease liabilities	$—	$44,324
ROU assets written off due to lease modifications	$(1,748)	$—

Operating Lease Liabilities	As of March 31, 2020
Future minimum operating lease payments:
2020 (remaining nine months)	$5,282
2021	6,257
2022	6,028
2023	5,339
2024	5,246
Thereafter	25,560
Total future minimum operating lease payments	53,712
Less: imputed interest	(12,279)
Operating lease liabilities	$41,433

Supplemental Balance Sheets Information	As of March 31, 2020	As of December 31, 2019
Operating lease liabilities(1)(2)	$41,433	$44,707
ROU assets(1)(3)	$36,836	$39,860
(1)As of March 31, 2020 and December 31, 2019, the weighted average remaining lease term was 11.1 years and 10.9 years, respectively, and the weighted average discount rate was 4.31% and 4.30%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2020, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM
In January 2020, the Company established an at-the-market equity offering program (“ATM”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. The ATM also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers and forward purchasers. As of March 31, 2020, no shares have been issued under the ATM, and as a result, $400.0 million of common stock remained available for issuance.

Share Repurchase Program
In January 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program (the “Prior Program”), which expired on December 5, 2019. During the three months ended March 31, 2020, the Company repurchased 1.7 million shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred total commissions of less than $0.1 million in conjunction with the Program for the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company repurchased 0.7 million shares of common stock under the Prior Program at an average price per share of $17.53 for a total of $11.6 million, excluding commissions. The Company incurred total commissions of less than $0.1 million in conjunction with the Prior Program for the three months ended March 31, 2019. As of March 31, 2020, the Program had $375.0 million of available repurchase capacity.
Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the three months ended March 31, 2020 and 2019, the Company withheld 0.2 million and 0.1 million shares, respectively.

Dividends and Distributions
During the three months ended March 31, 2020 and 2019, the Company declared common stock dividends and OP Unit distributions of $0.285 per share/unit and $0.280 per share/unit, respectively. As of March 31, 2020 and December 31, 2019, the Company had declared but unpaid common stock dividends and OP Unit distributions of $86.7 million and $87.2 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.7 million and 0.8 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the three months ended March 31, 2020 and the year ended December 31, 2019, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 20.0% to 23.0% and 20.0% to 21.0%, respectively; (ii) a weighted average risk-free interest rate of 1.20% to 1.30% and 2.55%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.9% to 6.0% and 5.6%, respectively.

During the three months ended March 31, 2020 and 2019, the Company recognized $2.8 million and $2.6 million of equity compensation expense, respectively, of which $0.2 million and $0.2 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2020, the Company had $23.8 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Computation of Basic Earnings Per Share:
Net income	$59,781	$62,900
Non-forfeitable dividends on unvested restricted shares	(218)	(144)
Net income attributable to the Company’s common stockholders for basic earnings per share	$59,563	$62,756

Weighted average number shares outstanding – basic	297,841	298,599

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.20	$0.21

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$59,563	$62,756

Weighted average shares outstanding – basic	297,841	298,599
Effect of dilutive securities:
Equity awards	423	430
Weighted average shares outstanding – diluted	298,264	299,029

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.20	$0.21

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2020	2019
Computation of Basic Earnings Per Unit:
Net income	$59,781	$62,900
Non-forfeitable dividends on unvested restricted units	(218)	(144)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$59,563	$62,756

Weighted average number common units outstanding – basic	297,841	298,599

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.20	$0.21

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$59,563	$62,756

Weighted average common units outstanding – basic	297,841	298,599
Effect of dilutive securities:
Equity awards	423	430
Weighted average common units outstanding – diluted	298,264	299,029

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.20	$0.21

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

The Company believes that no additional governmental proceedings relating to these matters will be brought against the Company. The Company understands that the SEC and the U.S. Attorney’s Office for the Southern District of New York are pursuing actions relating to these matters with respect to certain former employees. The Company remains obligated to indemnify these former officers for legal and other professional fees and the Company believes the total amounts will likely be in excess of the Company’s insurance coverage.

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

As of March 31, 2020 and December 31, 2019, there were no material receivables from or payables to related parties.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2020 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2020 through the date the financial statements were issued other than the following:

•On April 29, 2020, the Operating Partnership amended its senior unsecured credit facilities, changing the covenant calculation reference period for calculating net operating income to the most recent twelve months for which it reported financial results from the most recent six months for which it reported financial results, annualized.

•In response to uncertainties created by the COVID-19 pandemic, the Company’s Board of Directors has temporarily suspended the quarterly cash dividend. The Company’s Board of Directors will reevaluate the dividend on a quarterly basis, taking into account a variety of relevant factors including REIT taxable income.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company” or “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2020, our portfolio was comprised of 400 shopping centers (the “Portfolio”) totaling approximately 70 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of March 31, 2020, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. The Parent Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2019, and intends to satisfy such requirements for subsequent taxable years.

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

We believe the following set of competitive advantages positions us to successfully execute on our key strategies:

•Expansive Retailer Relationships – We believe that the scale of our asset base and our nationwide footprint represent competitive advantages in supporting the growth objectives of the nation’s largest and most successful retailers. We believe that we are one of the largest landlords by GLA to TJX and Kroger, as well as a key landlord to most major grocers and retail category leaders. We believe that our strong relationships with leading retailers afford us unique insight into their strategies and priority access to their expansion plans.

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia and San Diego, as well as our 11 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefitting from the regional and local expertise of our leasing and operations team.

•Experienced Management – Senior members of our management team are seasoned real estate operators with extensive public company leadership experience. Our management team has deep industry knowledge and well-established relationships with retailers, brokers and vendors through many years of operational and transactional experience, as well as significant capital markets capabilities and expertise in executing value-enhancing reinvestment opportunities.

Factors That May Influence our Future Results
We derive our rental income primarily from base rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us for their proportionate share of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties. Our property operating expenses consist of the portion of property operating expenses that are not recovered through these expense reimbursements.

Our ability to maintain or increase rental income is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases at equal or higher rents and/or lease available space. Increases in our property operating expenses, including repairs and maintenance, landscaping, snow removal, utilities, security, ground rent related to properties for which we are the lessee, property insurance, real estate taxes and various other costs, to the extent they are not reimbursed by tenants or offset by increases in rental income, will adversely impact our overall performance.

Factors that could affect our rental income and/or property operating expenses include: (1) changes in national, regional and local economies, due to global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates and unemployment or limited growth in consumer income; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, including COVID-19, civil unrest, terrorist acts or acts of war, which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes. As discussed below and in “Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic is significantly impacting many of these factors.

Impacts on Business from COVID-19
The global outbreak of a novel strain of coronavirus (“COVID-19”) and the public health measures that have been undertaken in response have had a significant adverse impact on the global economy, on our tenants and on our business. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing,” have forced many of our tenants to close stores, reduce hours or significantly limit service, and have resulted in a dramatic increase in national unemployment that will create headwinds for our tenants even after the current government restrictions are lifted. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. Approximately 70% of our shopping centers are anchored by grocery stores; these, along with our tenants deemed “essential” by state and local governments, represent approximately 35% of our ABR. Grocery stores and other essential tenants have remained open throughout this time and in some cases experienced stable or increased sales, which we expect to partially mitigate the adverse impact of COVID-19 on our business. However, the following operating trends, combined with macroeconomic trends such as an expected economic recession, reduced consumer spending and significantly increased unemployment, lead us to believe that our operating results for the second and third quarters of 2020 will be more adversely affected by COVID-19 than our results for the quarter ended March 31, 2020.

•Store closures: As of April 30, 2020, approximately 38% of our ABR is represented by leases for stores or service-uses that are closed. Store closures in the first quarter of 2020 were minimal and limited to the last two weeks of the quarter. Store closures, particularly if for an extended period, increase the risk of business failures and lease defaults.

•Timing of rental payments: We have permitted, and may continue to permit, rent deferrals for certain tenants. We expect these rent deferrals to significantly increase our receivables, net for the next several quarters and decrease our cash flow from operations for the next quarter compared to our recent historical results.

•Leasing activity: While the size of our new and renewal leasing pipeline remains generally consistent with prior periods, the velocity of lease execution has notably slowed during April 2020.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of approximately $110.0 million of capital expenditures originally anticipated in 2020 and draws of $550.0 million on our revolving credit facility in excess of amounts originally anticipated during the quarter in order to bolster liquidity. As of April 30, 2020, we have approximately $510.0 million in cash, approximately $600.0 million of remaining availability under our revolving credit facility, and no debt maturities until 2022. In addition, we have encouraged our tenants whose businesses have been impacted by COVID-19 to explore their eligibility for benefits under recently announced government assistance programs intended to provide financial support to affected businesses; the ultimate impact of such assistance on our tenants, however, is not yet clear.

The effects of COVID-19 are widely expected to trigger an economic recession, and if the recession continues well beyond the lifting of government restrictions related to COVD-19 and the reopening of our tenants’ stores that have temporarily closed, many of our tenants could face financial distress. Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for certain of our tenants’ products and services. These conditions could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for space from new tenants.

We expect the significance of the COVID-19 crisis, including the extent of its effect on our financial and operational results and the economic slowdown, to be dictated by, among other things, the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior. These uncertainties make it difficult to predict operating results for our Portfolio for the remainder of 2020. Therefore, there can be no assurances that we will not experience declines in revenues, net income or funds from operations, which could be material. See “Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Leasing Highlights
As of March 31, 2020, billed and leased occupancy were 89.1% and 92.2%, respectively, as compared to 87.5% and 91.1%, respectively, as of March 31, 2019.

The following table summarizes our executed leasing activity for the three months ended March 31, 2020 and 2019 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended March 31, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	334	2,347,315	$13.78	$4.46	$1.24	9.3%
New and renewal leases	277	1,410,630	15.44	7.35	2.06	10.2%
New leases	103	586,654	15.84	16.48	4.83	23.7%
Renewal leases	174	823,976	15.16	0.85	0.08	5.5%
Option leases	57	936,685	11.29	0.11	—	7.8%

For the Three Months Ended March 31, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	395	3,184,376	$13.48	$4.79	$1.34	9.8%
New and renewal leases	325	1,722,634	16.33	8.85	2.47	12.3%
New leases	147	694,443	18.79	19.21	6.12	32.7%
Renewal leases	178	1,028,191	14.67	1.85	0.01	6.8%
Option leases	70	1,461,742	10.13	—	—	6.7%

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

Acquisition Activity
•During the three months ended March 31, 2020, we acquired one land parcel for $2.0 million, including transaction costs.

•During the three months ended March 31, 2019, we did not acquire any real estate assets.

Disposition Activity
•During the three months ended March 31, 2020, we disposed of three shopping centers and two partial shopping centers for aggregate net proceeds of $40.5 million resulting in aggregate gain of $7.5 million and aggregate impairment of less than $0.1 million. In addition, during the three months ended March 31, 2020, we received aggregate net proceeds of $0.9 million and resolved a $0.5 million contingency from previously disposed assets resulting in aggregate gain of $1.4 million.

•During the three months ended March 31, 2019, we disposed of three shopping centers for aggregate net proceeds of $44.9 million resulting in aggregate gain of $7.3 million. In addition, during the three months ended March 31, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets resulting in a gain of $0.3 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
Revenues (in thousands)

	Three Months Ended March 31,
	2020	2019	$ Change
Revenues
Rental income	$280,402	$289,955	$(9,553)
Other revenues	1,899	1,184	715
Total revenues	$282,301	$291,139	$(8,838)

Rental income
The decrease in rental income for the three months ended March 31, 2020 of $9.6 million, as compared to the corresponding period in 2019, was due to a $7.7 million decrease in rental income due to net disposition activity and a $1.9 million decrease for the remaining portfolio. The decrease for the remaining portfolio was due to (i) a $7.2 million decrease in straight-line rental income, net; (ii) a $3.3 million increase in revenues deemed uncollectible; (iii) a $1.0 million decrease in percentage rents; and (iv) a $0.7 million decrease in accretion of above- and below-market leases and tenant inducements, net; partially offset by (v) a $7.4 million increase in base rent; (vi) a $1.8 million increase in expense reimbursements; (viii) a $0.8 million increase in lease termination fees; and (viii) a $0.3 million increase in ancillary and other rental income. The increase in revenues deemed uncollectible and decrease in straight-line rental income, net included $2.6 million of revenues deemed uncollectible and a $3.8 million reduction in straight-line rental income, net related to COVID-19. The $7.4 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases, an increase in billed occupancy, and positive rent spreads for new and renewal leases and option exercises of 9.3% during the three months ended March 31, 2020 and 10.9% during the year ended December 31, 2019.

Other revenues
The increase in other revenues for the three months ended March 31, 2020 of $0.7 million, as compared to the corresponding period in 2019, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2020	2019	$ Change
Operating expenses
Operating costs	$30,356	$31,258	$(902)
Real estate taxes	42,864	43,326	(462)
Depreciation and amortization	83,017	85,395	(2,378)
Impairment of real estate assets	4,598	3,112	1,486
General and administrative	22,597	25,443	(2,846)
Total operating expenses	$183,432	$188,534	$(5,102)

Operating costs
The decrease in operating costs for the three months ended March 31, 2020 of $0.9 million, as compared to the corresponding period in 2019, was primarily due to a $1.0 million decrease in operating costs due to net disposition activity, partially offset by and a $0.1 million increase for the remaining portfolio.

Real estate taxes
The decrease in real estate taxes for the three months ended March 31, 2020 of $0.5 million, as compared to the corresponding period in 2019, was primarily due to a $1.3 million decrease in real estate taxes due to net disposition activity, partially offset by a $0.8 million increase for the remaining portfolio primarily due to increases in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended March 31, 2020 of $2.4 million, as compared to the corresponding period in 2019, was primarily due to a $1.9 million decrease in depreciation and amortization due to net disposition activity and a $0.5 million decrease for the remaining portfolio primarily related to tenant write-offs in 2019, partially offset by an increase in depreciation and amortization related to value-enhancing reinvestment capital expenditures.

Impairment of real estate assets
During the three months ended March 31, 2020, aggregate impairment of $4.6 million was recognized on one partial shopping center as a result of disposition activity and one operating property. During the three months ended March 31, 2019, aggregate impairment of $3.1 million was recognized on one operating property. Impairments recognized were due to changes in estimated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the three months ended March 31, 2020 of $2.8 million, as compared to the corresponding period in 2019, was primarily due to a decrease in net compensation costs.

During the three months ended March 31, 2020 and 2019, construction compensation costs of $3.5 million and $3.3 million, respectively, were capitalized to building and improvements and leasing legal costs of less than $0.1 million and $0.0 million, respectively and leasing commission costs of $1.4 million and $1.2 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2020	2019	$ Change
Other income (expense)
Dividends and interest	$124	$147	$(23)
Interest expense	(47,354)	(46,666)	(688)
Gain on sale of real estate assets	8,905	7,602	1,303
Gain (loss) on extinguishment of debt, net	(5)	30	(35)
Other	(758)	(818)	60
Total other expense	$(39,088)	$(39,705)	$617

Dividends and interest
Dividends and interest remained generally consistent for the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Interest expense
The increase in interest expense for the three months ended March 31, 2020 of $0.7 million, as compared to the corresponding period in 2019, was primarily due to higher overall debt obligations.

Gain on sale of real estate assets
During the three months ended March 31, 2020, three shopping centers and one partial shopping center were disposed resulting in aggregate gain of $7.5 million. In addition, during the three months ended March 31, 2020, we received aggregate net proceeds of $0.9 million and resolved a $0.5 million contingency from previously disposed assets resulting in aggregate gain of $1.4 million. During the three months ended March 31, 2019, three shopping centers were disposed resulting in aggregate gain of $7.3 million. In addition, during the three months ended March 31, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets resulting in aggregate gain of $0.3 million.

Gain (loss) on extinguishment of debt, net
Gain (loss) on extinguishment of debt, net remained generally consistent for the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Other
Other expense remained generally consistent for the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Liquidity and Capital Resources
We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months and beyond for all anticipated uses, including all scheduled payments on our outstanding debt, current and anticipated tenant and other capital improvements, stockholder distributions to maintain our qualification as a REIT and other obligations associated with conducting our business.

Our primary expected sources and uses of capital are as follows:
Sources
•cash and cash equivalent balances;
•operating cash flow;
•available borrowings under our existing senior unsecured credit facility agreement, as amended December 12, 2018 (the “Unsecured Credit Facility”);
•dispositions;
•issuance of long-term debt; and
•issuance of equity securities.

Uses
•maintenance capital expenditures;
•leasing capital expenditures;
•debt repayments;
•dividend/distribution payments;
•value-enhancing reinvestment capital expenditures;
•acquisitions; and
•repurchases of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of March 31, 2020, we had $598.8 million of available liquidity under our $1.25 billion revolving credit facility (the “Revolving Facility”) and $584.8 million in cash and cash equivalents. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

As previously discussed under the header “Impacts on Business from COVID-19”, the COVID-19 pandemic has had, and we expect will continue to have, an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from tenant defaults, rent deferrals, or decreases in our rents or occupancy, would decrease the cash available for the capital uses described above, including payment of dividends. The recent decline in our stock price has significantly decreased the prospects that we will use our at-the-market equity offering program in the near future, and volatility in debt capital markets and liquidity challenges of in the banking sector resulting from COVID-19 have increased risks related to the pricing and availability of debt financing. In addition, a significant decline in our operating performance in the future could result in us not satisfying the financial covenants applicable to our debt and/or defaulting on our debt, which could result in us not being able to incur additional debt, including the remaining capacity on our Revolving Facility.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of approximately $110.0 million of capital expenditures originally anticipated in 2020 and draws of $550.0 million on our revolving credit facility in excess of amounts originally anticipated during the quarter in order to bolster liquidity. As discussed below, our Board of Directors has also temporarily suspended the quarterly cash dividend. In addition, we have no debt maturities until 2022. However, since we do not know the ultimate severity and length of the COVID-19 pandemic, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

In order to continue to qualify as a REIT for federal income tax purposes, we must distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy this requirement and maintain our REIT status. Cash dividends paid to common stockholders for the three months ended March 31, 2020 and 2019 were $85.6 million and $84.1 million, respectively. Our Board of Directors declared a quarterly cash dividend of $0.285 per common share in February 2020 for the first quarter of 2020. The dividend was paid on April 15, 2020 to shareholders of record on April 6, 2020. In response to uncertainties created by the COVID-19 pandemic, our Board of Directors has temporarily suspended the quarterly cash dividend. Our Board of Directors will reevaluate the dividend on a quarterly basis, taking into account a variety of relevant factors including REIT taxable income.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities	$95,070	$96,838
Cash flows used in investing activities	(46,614)	(31,834)
Cash flows provided by (used in) financing activities	517,112	(112,363)

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities	$95,070	$96,838
Cash flows used in investing activities	(46,614)	(31,833)
Cash flows provided by (used in) financing activities	517,113	(112,488)

Cash and cash equivalents and restricted cash for BPG were $587.1 million and $3.4 million as of March 31, 2020 and 2019, respectively. Cash and cash equivalents and restricted cash for the Operating Partnership were $587.1 million and $3.2 million as of March 31, 2020 and 2019, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the three months ended March 31, 2020, our net cash provided by operating activities decreased $1.8 million as compared to the corresponding period in 2019. The decrease is primarily due to (i) a decrease in net operating income due to net disposition activity; (ii) a decrease from net working capital; and (iii) an increase in cash outflows for interest expense; partially offset by (iv) an increase in same property net operating income; (v) a decrease in cash outflows for general and administrative expense; and (vi) an increase in lease termination fees.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment efforts.

During the three months ended March 31, 2020, our net cash used in investing activities increased $14.8 million as compared to the corresponding period in 2019. The increase was primarily due to (i) an increase of $9.0 million in improvements to and investments in real estate assets; (ii) a decrease of $3.7 million in net proceeds from sales of real estate assets; and (iii) an increase of $2.0 million in acquisitions of real estate assets.

Improvements to and investments in real estate assets
During the three months ended March 31, 2020 and 2019, we expended $86.7 million and $77.7 million, respectively, on improvements to and investments in real estate assets. In addition, during the three months ended March 31, 2020 and 2019, insurance proceeds of $3.6 million and $0.5 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of March 31, 2020, we had 50 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $360.0 million, of which $193.3 million had been incurred as of March 31, 2020.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the three months ended March 31, 2020, we acquired one land parcel for $2.0 million, including transaction costs. During the three months ended March 31, 2019, we did not acquire any real estate assets.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the three months ended March 31, 2020, we disposed of three shopping centers and two partial shopping centers for aggregate net proceeds of $40.5 million. In addition, during the three months ended March 31, 2020, we received aggregate net proceeds of $0.9 million from previously disposed assets. During the three months ended March 31, 2019, we disposed of three shopping centers for aggregate net proceeds of $44.9 million. In addition, during the three months ended March 31, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the three months ended March 31, 2020, our net cash provided by financing activities increased $629.5 million as compared to the corresponding period in 2019. The increase was primarily due to (i) a $646.5 million increase in debt borrowings, net of repayments, partially offset by (ii) an increase of $15.3 million in repurchases of common stock. The increase in debt borrowings is primarily related to amounts drawn on our Revolving Facility in order to bolster liquidity in response to COVID-19.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable and unsecured credit facilities, with maturities ranging from two years to nine years, in addition to non-cancelable operating leases pertaining to our ground leases and administrative office leases.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding renewal options) as of March 31, 2020:

Contractual Obligations (in thousands)	Payment due by period
	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)	$—	$—	$750,000	$1,495,500	$800,000	$2,468,453	$5,513,953
Interest payments(2)	143,138	193,723	188,786	157,200	115,282	233,116	1,031,245
Operating leases	5,282	6,257	6,028	5,339	5,246	25,560	53,712
Total	$148,420	$199,980	$944,814	$1,658,039	$920,528	$2,727,129	$6,598,910
(1) Debt includes scheduled maturities for unsecured notes payable and unsecured credit facilities.
(2) As of March 31, 2020, we incur variable rate interest on (i) $645.5 million outstanding under our Revolving Facility; (ii) a $350.0 million term loan; (iii) a $300.0 million term loan; and (iv) $250.0 million of Floating Rate Senior Notes due 2022. We have in place seven interest rate swap agreements with an aggregate notional value of $800.0 million, which effectively convert variable interest payments to fixed interest payments. See Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the year ended December 31, 2019 for a further discussion of these and other factors that could impact interest payments. Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of March 31, 2020.

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

Our reconciliation of net income to NAREIT FFO for the three months ended March 31, 2020 and 2019 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income	$59,781	$62,900
Depreciation and amortization related to real estate	82,020	84,397
Gain on sale of real estate assets	(8,905)	(7,602)
Impairment of real estate assets	4,598	3,112
NAREIT FFO	$137,494	$142,807
NAREIT FFO per diluted share	$0.46	$0.48
Weighted average diluted shares outstanding	298,264	299,029

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

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Change
Number of properties	394	394	—
Percent billed	89.3%	87.8%	1.5%
Percent leased	92.5%	91.4%	1.1%

Revenues
Rental income	$272,207	$266,113	$6,094
Other revenues	1,899	1,148	751
	274,106	267,261	6,845
Operating expenses
Operating costs	(29,546)	(29,356)	(190)
Real estate taxes	(41,963)	(41,202)	(761)
	(71,509)	(70,558)	(951)
Same property NOI	$202,597	$196,703	$5,894

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$59,781	$62,900
Adjustments:
Non-same property NOI	(3,897)	(9,962)
Lease termination fees	(1,388)	(769)
Straight-line rental income, net	2,137	(5,036)
Accretion of above- and below-market leases and tenant inducements, net	(3,371)	(4,116)
Straight-line ground rent expense	35	31
Depreciation and amortization	83,017	85,395
Impairment of real estate assets	4,598	3,112
General and administrative	22,597	25,443
Total other expense	39,088	39,705
Same property NOI	$202,597	$196,703

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
Except as described below, there have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2019.

The current pandemic of the novel coronavirus, or COVID-19, and future public health crises, could materially and adversely affect our financial condition, operating results and cash flows.
Since December 2019, COVID-19 has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 outbreak evolved rapidly and many countries, and state and local governments in the United States, including those in which we own properties, have reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines which have forced many of our tenants to close stores, reduce hours or significantly limit service, and has resulted in a dramatic increase in national unemployment.

As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, with a particularly adverse effect on many of our tenants. Many of our tenants, particularly those deemed “non-essential” by state and local governments, have announced temporary closures of their stores and requested some form of rent deferral. Many experts predict that the outbreak will trigger, or has already triggered, a period of global economic slowdown or a global recession. The COVID-19 pandemic could have a material adverse effect on our financial condition, operating results and cash flows due to, among others, the following factors:

•continuing or additional store closures at our properties resulting from related government or tenant actions;
•the inability of our tenants to meet their lease obligations to us due to changes in their businesses or local or national economic conditions, including high unemployment and reduced consumer discretionary spending;
•an acceleration of changes in consumer behavior in favor of e-commerce;
•a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations;
•liquidity issues resulting from (i) reduced cash flow from operations, (ii) the impact that lower operating results could have on the financial covenants in our debt agreements, and (iii) difficulty in accessing debt and equity capital on attractive terms, or at all, due to disruptions in financial and/or credit markets; and
•issues related to remote working, including increased cybersecurity risk and other technology and communication issues; and
•the event that a significant number of our employees, particularly senior members of our management team, become unable to work as a result of health issues related to COVID-19.

The extent to which the COVID-19 pandemic impacts our or our tenants’ operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. Additional store closures by our tenants, the inability of our tenants to meet their lease obligations and/or tenants filing for bankruptcy protection would reduce our cash flows, which would impact our ability to continue paying dividends to our stockholders at expected levels or at all. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, operating results and cash flows. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 9, 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program, which expired on December 5, 2019. During the three months ended March 31, 2020, the Company repurchased 1,650,115 shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program during the three months ended March 31, 2020. As of March 31, 2020, the Program had $375.0 million of available repurchase capacity. The following table summarizes share repurchases under the Program for the three months ended March 31, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased (in millions)
January 1, 2020 to January 31, 2020	—	$—	—	$400.0
February 1, 2020 to February 29, 2020	—	—	—	400.0
March 1, 2020 to March 31, 2020	1,650,115	15.14	1,650,115	375.0
Total	1,650,115	$15.14	1,650,115

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

BRIXMOR PROPERTY GROUP INC.

Date: May 7, 2020	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2020	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: May 7, 2020	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2020	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)