Form 10-Q
period 2020-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2020-08-03
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 1, 2020, Brixmor Property Group Inc. had 296,481,227 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of June 30, 2020, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the sections entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov.

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, the Company’s tenants, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others.

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
iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2020	December 31, 2019
Assets
Real estate
Land	$1,758,946	$1,767,029
Buildings and improvements	8,419,007	8,356,571
	10,177,953	10,123,600
Accumulated depreciation and amortization	(2,581,127)	(2,481,250)
Real estate, net	7,596,826	7,642,350

Cash and cash equivalents	318,540	19,097
Restricted cash	1,451	2,426
Marketable securities	20,765	18,054
Receivables, net	274,532	234,246
Deferred charges and prepaid expenses, net	141,645	143,973
Real estate assets held for sale	10,514	22,171
Other assets	52,012	60,179
Total assets	$8,416,285	$8,142,496

Liabilities
Debt obligations, net	$5,307,527	$4,861,185
Accounts payable, accrued expenses and other liabilities	429,138	537,454
Total liabilities	5,736,665	5,398,639

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,608,219 and 305,334,144 shares issued and 296,481,227 and 297,857,267 shares outstanding	2,965	2,979
Additional paid-in capital	3,207,116	3,230,625
Accumulated other comprehensive loss	(34,061)	(9,543)
Distributions in excess of net income	(496,400)	(480,204)
Total equity	2,679,620	2,743,857
Total liabilities and equity	$8,416,285	$8,142,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

W

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$247,434	$290,737	$527,836	$580,692
Other revenues	186	268	2,085	1,452
Total revenues	247,620	291,005	529,921	582,144

Operating expenses
Operating costs	25,136	29,307	55,492	60,565
Real estate taxes	41,808	43,189	84,672	86,515
Depreciation and amortization	80,829	81,593	163,846	166,988
Impairment of real estate assets	5,962	6,186	10,560	9,298
General and administrative	24,436	25,175	47,033	50,618
Total operating expenses	178,171	185,450	361,603	373,984

Other income (expense)
Dividends and interest	102	300	226	447
Interest expense	(49,852)	(48,475)	(97,206)	(95,141)
Gain on sale of real estate assets	692	13,043	9,597	20,645
Loss on extinguishment of debt, net	(10,386)	(707)	(10,391)	(677)
Other	(961)	(756)	(1,719)	(1,574)
Total other expense	(60,405)	(36,595)	(99,493)	(76,300)

Net income	$9,044	$68,960	$68,825	$131,860

Net income per common share:
Basic	$0.03	$0.23	$0.23	$0.44
Diluted	$0.03	$0.23	$0.23	$0.44
Weighted average shares:
Basic	296,546	298,140	297,194	298,372
Diluted	296,773	298,893	297,485	298,895
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$9,044	$68,960	$68,825	$131,860
Other comprehensive income (loss)
Change in unrealized loss on interest rate swaps, net (Note 6)	(835)	(13,984)	(24,713)	(24,041)
Change in unrealized gain on marketable securities	16	49	195	181
Total other comprehensive loss	(819)	(13,935)	(24,518)	(23,860)
Comprehensive income	$8,225	$55,025	$44,307	$108,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2019	298,489	$2,985	$3,233,329	$15,973	$(416,188)	$2,836,099
ASC 842 cumulative adjustment	—	—	—	—	(1,974)	(1,974)
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,839)	(83,839)
Equity based compensation expense	—	—	2,641	—	—	2,641
Other comprehensive loss	—	—	—	(9,925)	—	(9,925)
Issuance of common stock and OP Units	158	2	—	—	—	2
Repurchases of common stock	(660)	(7)	(11,579)	—	—	(11,586)
Share-based awards retained for taxes	—	—	(1,547)	—	—	(1,547)
Net income	—	—	—	—	62,900	62,900
Ending balance, March 31, 2019	297,987	2,980	3,222,844	6,048	(439,101)	2,792,771
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,827)	(83,827)
Equity based compensation expense	—	—	3,353	—	—	3,353
Other comprehensive loss	—	—	—	(13,935)	—	(13,935)
Issuance of common stock and OP Units	34	—	—	—	—	—
Repurchases of common stock	(175)	(2)	(2,975)	—	—	(2,977)
Share-based awards retained for taxes	—	—	(164)	—	—	(164)
Net income	—	—	—	—	68,960	68,960
Ending balance, June 30, 2019	297,846	$2,978	$3,223,058	$(7,887)	$(453,968)	$2,764,181

Beginning balance, January 1, 2020	297,857	$2,979	$3,230,625	$(9,543)	$(480,204)	$2,743,857
Common stock dividends ($0.285 per common share)	—	—	—	—	(85,018)	(85,018)
Equity based compensation expense	—	—	2,842	—	—	2,842
Other comprehensive loss	—	—	—	(23,699)	—	(23,699)
Issuance of common stock and OP Units	242	2	—	—	—	2
Repurchases of common stock	(1,650)	(17)	(24,990)	—	—	(25,007)
Share-based awards retained for taxes	—	—	(3,405)	—	—	(3,405)
Net income	—	—	—	—	59,781	59,781
Ending balance, March 31, 2020	296,449	2,964	3,205,072	(33,242)	(505,441)	2,669,353
Common stock dividends	—	—	—	—	(3)	(3)
Equity based compensation expense	—	—	2,162	—	—	2,162
Other comprehensive loss	—	—	—	(819)	—	(819)
Issuance of common stock and OP Units	32	1	—	—	—	1
Share-based awards retained for taxes	—	—	(118)	—	—	(118)
Net income	—	—	—	—	9,044	9,044
Ending balance, June 30, 2020	296,481	$2,965	$3,207,116	$(34,061)	$(496,400)	$2,679,620
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$68,825	$131,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,846	166,988
(Accretion) amortization of debt premium and discount, net	(144)	948
Deferred financing cost amortization	3,619	3,551
Accretion of above- and below-market leases, net	(8,224)	(9,646)
Tenant inducement amortization and other	1,789	1,814
Impairment of real estate assets	10,560	9,298
Gain on sale of real estate assets	(9,597)	(20,645)
Equity based compensation	4,607	5,611
Loss on extinguishment of debt, net	10,391	677
Changes in operating assets and liabilities:
Receivables, net	(42,672)	(7,628)
Deferred charges and prepaid expenses	(10,552)	(14,610)
Other assets	(201)	42
Accounts payable, accrued expenses and other liabilities	(12,683)	(17,253)
Net cash provided by operating activities	179,564	251,007

Investing activities:
Improvements to and investments in real estate assets	(158,120)	(169,529)
Acquisitions of real estate assets	(2,020)	(79,634)
Proceeds from sales of real estate assets	46,633	95,139
Purchase of marketable securities	(10,733)	(24,202)
Proceeds from sale of marketable securities	8,219	38,942
Net cash used in investing activities	(116,021)	(139,284)

Financing activities:
Repayment of secured debt obligations	(7,000)	—
Repayment of borrowings under unsecured revolving credit facility	(507,500)	(337,000)
Proceeds from borrowings under unsecured revolving credit facility	646,000	176,000
Proceeds from unsecured notes	498,880	399,216
Repayment of borrowings under unsecured term loans and notes	(182,479)	(200,000)
Deferred financing and debt extinguishment costs	(14,049)	(3,402)
Distributions to common stockholders	(170,397)	(167,772)
Repurchases of common shares	(25,007)	(14,563)
Repurchases of common shares in conjunction with equity award plans	(3,523)	(1,711)
Net cash provided by (used in) financing activities	234,925	(149,232)

Net change in cash, cash equivalents and restricted cash	298,468	(37,509)
Cash, cash equivalents and restricted cash at beginning of period	21,523	50,765
Cash, cash equivalents and restricted cash at end of period	$319,991	$13,256

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$318,540	$10,809
Restricted cash	1,451	2,447
Cash, cash equivalents and restricted cash at end of period	$319,991	$13,256

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,177 and $1,404	$94,593	$87,170
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2020	December 31, 2019
Assets
Real estate
Land	$1,758,946	$1,767,029
Buildings and improvements	8,419,007	8,356,571
	10,177,953	10,123,600
Accumulated depreciation and amortization	(2,581,127)	(2,481,250)
Real estate, net	7,596,826	7,642,350

Cash and cash equivalents	308,526	19,081
Restricted cash	1,451	2,426
Marketable securities	20,765	18,054
Receivables, net	274,532	234,246
Deferred charges and prepaid expenses, net	141,645	143,973
Real estate assets held for sale	10,514	22,171
Other assets	52,012	60,179
Total assets	$8,406,271	$8,142,480

Liabilities
Debt obligations, net	$5,307,527	$4,861,185
Accounts payable, accrued expenses and other liabilities	429,138	537,454
Total liabilities	5,736,665	5,398,639

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 305,608,219 and 305,334,144 units issued and 296,481,227 and 297,857,267 units outstanding	2,703,668	2,753,385
Accumulated other comprehensive loss	(34,062)	(9,544)
Total capital	2,669,606	2,743,841
Total liabilities and capital	$8,406,271	$8,142,480
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$247,434	$290,737	$527,836	$580,692
Other revenues	186	268	2,085	1,452
Total revenues	247,620	291,005	529,921	582,144

Operating expenses
Operating costs	25,136	29,307	55,492	60,565
Real estate taxes	41,808	43,189	84,672	86,515
Depreciation and amortization	80,829	81,593	163,846	166,988
Impairment of real estate assets	5,962	6,186	10,560	9,298
General and administrative	24,436	25,175	47,033	50,618
Total operating expenses	178,171	185,450	361,603	373,984

Other income (expense)
Dividends and interest	102	300	226	447
Interest expense	(49,852)	(48,475)	(97,206)	(95,141)
Gain on sale of real estate assets	692	13,043	9,597	20,645
Loss on extinguishment of debt, net	(10,386)	(707)	(10,391)	(677)
Other	(961)	(756)	(1,719)	(1,574)
Total other expense	(60,405)	(36,595)	(99,493)	(76,300)

Net income	$9,044	$68,960	$68,825	$131,860

Net income per common unit:
Basic	$0.03	$0.23	$0.23	$0.44
Diluted	$0.03	$0.23	$0.23	$0.44
Weighted average units:
Basic	296,546	298,140	297,194	298,372
Diluted	296,773	298,893	297,485	298,895
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$9,044	$68,960	$68,825	$131,860
Other comprehensive income (loss)
Change in unrealized loss on interest rate swaps, net (Note 6)	(835)	(13,984)	(24,713)	(24,041)
Change in unrealized gain on marketable securities	16	48	195	180
Total other comprehensive loss	(819)	(13,936)	(24,518)	(23,861)
Comprehensive income	$8,225	$55,024	$44,307	$107,999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2019	$2,819,770	$15,983	$2,835,753
ASC 842 cumulative adjustment	(1,974)	—	(1,974)
Distributions to partners	(83,964)	—	(83,964)
Equity based compensation expense	2,641	—	2,641
Other comprehensive loss	—	(9,925)	(9,925)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(11,586)	—	(11,586)
Share-based awards retained for taxes	(1,547)	—	(1,547)
Net income	62,900	—	62,900
Ending balance, March 31, 2019	2,786,242	6,058	2,792,300
Distributions to partners	(83,597)	—	(83,597)
Equity based compensation expense	3,353	—	3,353
Other comprehensive loss	—	(13,936)	(13,936)
Issuance of OP Units	—	—	—
Repurchases of OP Units	(2,977)	—	(2,977)
Share-based awards retained for taxes	(164)	—	(164)
Net income	68,960	—	68,960
Ending balance, June 30, 2019	$2,771,817	$(7,878)	$2,763,939

Beginning balance, January 1, 2020	$2,753,385	$(9,544)	$2,743,841
Distributions to partners	(85,017)	—	(85,017)
Equity based compensation expense	2,842	—	2,842
Other comprehensive loss	—	(23,699)	(23,699)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(25,007)	—	(25,007)
Share-based awards retained for taxes	(3,405)	—	(3,405)
Net income	59,781	—	59,781
Ending balance, March 31, 2020	2,702,581	(33,243)	2,669,338
Distributions to partners	(10,002)	—	(10,002)
Equity based compensation expense	2,162	—	2,162
Other comprehensive loss	—	(819)	(819)
Issuance of OP Units	1	—	1
Share-based awards retained for taxes	(118)	—	(118)
Net income	9,044	—	9,044
Ending balance, June 30, 2020	$2,703,668	$(34,062)	$2,669,606
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$68,825	$131,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,846	166,988
(Accretion) amortization of debt premium and discount, net	(144)	948
Deferred financing cost amortization	3,619	3,551
Accretion of above- and below-market leases, net	(8,224)	(9,646)
Tenant inducement amortization and other	1,789	1,814
Impairment of real estate assets	10,560	9,298
Gain on sale of real estate assets	(9,597)	(20,645)
Equity based compensation	4,607	5,611
Loss on extinguishment of debt, net	10,391	677
Changes in operating assets and liabilities:
Receivables, net	(42,672)	(7,628)
Deferred charges and prepaid expenses	(10,552)	(14,610)
Other assets	(201)	42
Accounts payable, accrued expenses and other liabilities	(12,683)	(17,253)
Net cash provided by operating activities	179,564	251,007

Investing activities:
Improvements to and investments in real estate assets	(158,120)	(169,529)
Acquisitions of real estate assets	(2,020)	(79,634)
Proceeds from sales of real estate assets	46,633	95,139
Purchase of marketable securities	(10,733)	(24,200)
Proceeds from sale of marketable securities	8,219	38,942
Net cash used in investing activities	(116,021)	(139,282)

Financing activities:
Repayment of secured debt obligations	(7,000)	—
Repayment of borrowings under unsecured revolving credit facility	(507,500)	(337,000)
Proceeds from borrowings under unsecured revolving credit facility	646,000	176,000
Proceeds from unsecured notes	498,880	399,216
Repayment of borrowings under unsecured term loans and notes	(182,479)	(200,000)
Deferred financing and debt extinguishment costs	(14,049)	(3,402)
Partner distributions and repurchases of OP Units	(208,925)	(183,941)
Net cash provided by (used in) financing activities	224,927	(149,127)

Net change in cash, cash equivalents and restricted cash	288,470	(37,402)
Cash, cash equivalents and restricted cash at beginning of period	21,507	50,639
Cash, cash equivalents and restricted cash at end of period	$309,977	$13,237

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$308,526	$10,790
Restricted cash	1,451	2,447
Cash, cash equivalents and restricted cash at end of period	$309,977	$13,237

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,177 and $1,404	$94,593	$87,170
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company” or “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other material assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2020, the Company’s portfolio was comprised of 398 shopping centers (the “Portfolio”) totaling approximately 70 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.
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

Revenue Recognition and Receivables
The Company enters into agreements with tenants which convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842, Leases. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on the Company’s unaudited Condensed Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on the accompanying unaudited Condensed Consolidated Balance Sheets. The Company commences recognizing rental revenue based on the date it makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes by the lessee and are recognized in the period the applicable expenditures are incurred.

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

The Company has made certain elections regarding the treatment of rent deferrals and abatements resulting from COVID-19. See Note 9 for additional information regarding the treatment and impact of COVID-19 rent deferrals and abatements on the Company’s unaudited Condensed Consolidated Financial Statements.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2020 and December 31, 2019. Open tax years generally range from 2016 through 2019, but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326). ASU 2016-13 was subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 amends guidance to replace the prior “incurred loss” methodology of recognizing credit losses on financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of information. Any unrealized loss on the Company’s financial instruments must be assessed to determine the portion, if any, that is attributable to credit loss and the portion that is due to other factors, such as changes in market interest rates. “Credit loss” refers to any portion of the carrying amount that the Company does not expect to collect over a financial instrument’s contractual life. The Company considers current market conditions and reasonable forecasts of future market conditions to estimate expected credit losses over the life of the financial instrument. Any portion of unrealized losses due to credit loss is recognized through net income and reported in equity as a component of distributions in excess of net income. The portion of unrealized losses due to other factors continues to be recognized through other comprehensive income and reported in accumulated other comprehensive income. In addition, ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASC 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842. The standard became effective for the Company on January 1, 2020. The Company determined that these changes did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

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
During the six months ended June 30, 2020, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Shops at Palm Lakes	Miami Gardens, FL	Feb-20	N/A	$2,020
			N/A	$2,020
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes less than $0.1 million of transaction costs.

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
(1)No debt was assumed related to any of the listed acquisitions.

(2)Aggregate purchase price includes $1.2 million of transaction costs.
(3)GLA excludes square footage related to the anticipated relocation of the Company's regional office. Total acquired GLA is 288,718 square feet.

The aggregate purchase price of the assets acquired during the six months ended June 30, 2020 and 2019, respectively, has been allocated as follows:

	Six Months Ended June 30,
Assets	2020	2019
Land	$2,020	$25,953
Buildings	—	45,781
Building and tenant improvements	—	5,832
Above-market leases(1)	—	155
In-place leases(2)	—	6,923
Total assets	2,020	84,644

Liabilities
Below-market leases(3)	—	5,010
Other liabilities	—	—
Total liabilities	—	5,010
Net assets acquired	$2,020	$79,634
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the six months ended June 30, 2019 was 10.4 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the six months ended June 30, 2019 was 8.8 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the six months ended June 30, 2019 was 24.3 years.

3. Dispositions and Assets Held for Sale
During the three months ended June 30, 2020, the Company disposed of two shopping centers for aggregate net proceeds of $5.2 million resulting in aggregate gain of $0.7 million. During the six months ended June 30, 2020, the Company disposed of five shopping centers and two partial shopping centers for aggregate net proceeds of $45.7 million resulting in aggregate gain of $8.2 million and aggregate impairment of less than $0.1 million. In addition, during the six months ended June 30, 2020, the Company received aggregate net proceeds of $0.9 million and resolved a $0.5 million contingency from previously disposed assets resulting in aggregate gain of $1.4 million.

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

As of June 30, 2020, the Company had two properties and one land parcel held for sale. As of December 31, 2019, the Company had two properties and two partial properties held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	June 30, 2020	December 31, 2019
Land	$3,778	$3,356
Buildings and improvements	14,681	31,650
Accumulated depreciation and amortization	(8,067)	(13,044)
Real estate, net	10,392	21,962
Other assets	122	209
Assets associated with real estate assets held for sale	$10,514	$22,171

Liabilities
Below-market leases	$7	$415
Other liabilities	178	—
Liabilities associated with real estate assets held for sale(1)	$185	$415
(1)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

There were no discontinued operations for the three and six months ended June 30, 2020 and 2019 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2020	December 31, 2019
Land	$1,758,946	$1,767,029
Buildings and improvements:
Buildings and tenant improvements(1)	7,823,236	7,741,607
Lease intangibles(2)	595,771	614,964
	10,177,953	10,123,600
Accumulated depreciation and amortization(3)	(2,581,127)	(2,481,250)
Total	$7,596,826	$7,642,350
(1)As of June 30, 2020 and December 31, 2019, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $28.9 million and $46.9 million, respectively.
(2)As of June 30, 2020 and December 31, 2019, Lease intangibles consisted of $537.2 million and $554.9 million, respectively, of in-place leases and $58.6 million and $60.1 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(3)As of June 30, 2020 and December 31, 2019, Accumulated depreciation and amortization included $525.8 million and $533.1 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of June 30, 2020 and December 31, 2019, the Company had intangible liabilities relating to below-market leases of $362.3 million and $372.1 million, respectively, and accumulated accretion of $266.7 million and $267.1 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended June 30, 2020 and 2019 was $4.0 million and $4.7 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the six months ended June 30, 2020 and 2019 was $8.2 million and $9.6 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2020 and 2019 was $4.9 million and $6.3 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2020 and 2019 was $10.4 million and $12.8 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2020 (remaining six months)	$(6,506)	$8,291
2021	(11,520)	13,202
2022	(9,541)	9,197
2023	(8,188)	6,675
2024	(7,651)	5,008

5. Impairments
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, including the impact of COVID-19, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

The Company recognized the following impairments during the three months ended June 30, 2020:

Three Months Ended June 30, 2020
Property Name(1)	Location	GLA	Impairment Charge
30th Street Plaza(2)	Canton, OH	145,935	$4,449
Chamberlain Plaza(2)	Meriden, CT	54,302	1,513
		200,237	$5,962
(1)The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)This property was classified as held for sale as of June 30, 2020.

The Company recognized the following impairments during the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Property Name(1)	Location	GLA	Impairment Charge
Spring Mall	Greenfield, WI	45,920	$4,584
30th Street Plaza(2)	Canton, OH	145,935	4,449
Chamberlain Plaza(2)	Meriden, CT	54,302	1,513
Parcel at Lakes Crossing(3)(4)	Muskegon, MI	4,990	14
		251,147	$10,560
(1)The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)This property was classified as held for sale as of June 30, 2020.
(3)The Company disposed of this property during the six months ended June 30, 2020.
(4)This property was classified as held for sale as of December 31, 2019.

The Company recognized the following impairment during the three months ended June 30, 2019:

Three Months Ended June 30, 2019
Property Name(1)	Location	GLA	Impairment Charge
Westview Center(2)	Hanover Park, IL	321,382	$6,186
		321,382	$6,186
(1)The Company recognized an impairment charge based upon a change in the anticipated hold period of this property and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2019.

The Company recognized the following impairments during the six months ended June 30, 2019:

Six Months Ended June 30, 2019
Property Name(1)	Location	GLA	Impairment Charge
Westview Center(2)	Hanover Park, IL	321,382	$6,186
Brice Park	Reynoldsburg, OH	158,565	3,112
		479,947	$9,298
(1)The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2019.

The Company can provide no assurance that material impairment charges with respect to its Portfolio will not occur in future periods. See Note 3 for additional information regarding impairment charges taken in connection with the Company’s dispositions. See Note 8 for additional information regarding the fair value of operating properties that have been impaired.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the six months ended June 30, 2020 and year ended December 31, 2019, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2020 and December 31, 2019 is as follows:

	Number of Instruments		Notional Amount
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest Rate Swaps	7	7	$800,000	$800,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of June 30, 2020 and December 31, 2019 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2020	December 31, 2019
Gross derivative assets	$—	$3,795
Gross derivative liabilities	(34,367)	(13,449)
Net derivative liabilities	$(34,367)	$(9,654)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in unrealized loss on interest rate swaps	$(3,180)	$(12,306)	$(27,011)	$(19,250)
Amortization (accretion) of interest rate swaps to interest expense	2,345	(1,678)	2,298	(4,791)
Change in unrealized loss on interest rate swaps, net	$(835)	$(13,984)	$(24,713)	$(24,041)

The Company estimates that $12.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2020 and 2019.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2020 and December 31, 2019, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of June 30, 2020 and December 31, 2019, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2020	December 31, 2019	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loan
Secured loan	$—	$7,000	—	—
Net unamortized premium	—	211
Net unamortized debt issuance costs	—	(37)
Total secured loan, net	$—	$7,174

Notes payable
Unsecured notes(2)(3)	$4,535,974	$4,218,453	1.74% – 7.97%	2022 – 2030
Net unamortized premium	10,240	11,078
Net unamortized debt issuance costs	(25,520)	(23,579)
Total notes payable, net	$4,520,694	$4,205,952

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Revolving Facility	$145,500	$7,000	1.28%	2023
Unsecured $350 Million Term Loan(3)	350,000	350,000	1.42%	2023
Unsecured $300 Million Term Loan(4)	300,000	300,000	1.42%	2024
Net unamortized debt issuance costs	(8,667)	(8,941)
Total Unsecured Credit Facility and term loans	$786,833	$648,059

Total debt obligations, net	$5,307,527	$4,861,185
(1)Stated interest rates as of June 30, 2020 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.77% as of June 30, 2020.

(3)Effective November 1, 2016, the Company has in place three interest rate swap agreements that convert the variable interest rate on $150.0 million of the Company’s $250.0 million Floating Rate Senior Notes due 2022, issued on August 31, 2018 to a fixed, combined interest rate of 1.11% (plus a spread of 105 basis points) and the Company’s $350.0 million term loan agreement, as amended April 29, 2020, (the “$350 Million Term Loan”) to a fixed, combined interest rate of 1.11% (plus a spread of 125 basis points) through July 30, 2021.
(4)Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300 million term loan agreement, as amended April 29, 2020 (the “$300 Million Term Loan”) to a fixed, combined interest rate of 2.61% (plus a spread of 125 basis points) through July 26, 2024.

2020 Debt Transactions
During the six months ended June 30, 2020, the Company borrowed $138.5 million, net of repayments, under the Operating Partnership’s $1.25 billion revolving credit facility (the “Revolving Facility”) for general corporate purposes.

In June 2020, the Operating Partnership issued $500.0 million aggregate principal amount of 4.050% Senior Notes due 2030 (the “2030 Notes”) at 99.776% of par, the net proceeds of which were used to complete the Tender Offer (defined below), repay outstanding indebtedness under the Revolving Facility, and for general corporate purposes. The 2030 Notes bear interest at a rate of 4.050% per annum, payable semi-annually on January 1 and July 1 of each year, commencing January 1, 2021. The 2030 Notes will mature on July 1, 2030. The Operating Partnership may redeem the 2030 Notes prior to maturity, at its option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2030 Notes. If the 2030 Notes are redeemed on or after April 1, 2030 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2030 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness.

In June 2020, the Operating Partnership commenced a cash tender offer (the “Tender Offer”) for any and all of its outstanding 3.875% Senior Notes due 2022 (the “2022 Notes”). The Tender Offer expired on June 26, 2020. As a result of the Tender Offer, the Company repurchased notes with a face value of $182.5 million on June 29, 2020 and $0.7 million on July 1, 2020. Following the repurchase, $316.8 million aggregate principal amount of the 2022 Notes remains outstanding on July 1, 2020.

During the six months ended June 30, 2020, as a result of the Tender Offer and the repayment of its $7.0 million secured loan, the Company recognized a $10.4 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $9.7 million of prepayment fees and $0.7 million of accelerated unamortized debt issuance costs and debt discounts, net of premiums.

In April 2020, the Operating Partnership amended its senior unsecured credit agreements related to the Revolving Facility and the Operating Partnership’s term loans, changing the covenant calculation reference period to the most recent twelve months for which it reported financial results from the most recent six months for which it reported financial results, annualized.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2020.

Debt Maturities
As of June 30, 2020 and December 31, 2019, the Company had accrued interest of $36.0 million and $36.9 million outstanding, respectively. As of June 30 2020, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2020 (remaining six months)	$—
2021	—
2022	567,521
2023	995,500
2024	800,000
Thereafter	2,968,453
Total debt maturities	5,331,474
Net unamortized premium	10,240
Net unamortized debt issuance costs	(34,187)
Total debt obligations, net	$5,307,527

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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2020		December 31, 2019
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Secured loan	$—	$—	$7,174	$7,306
Notes payable	4,520,694	4,667,236	4,205,952	4,422,513
Unsecured Credit Facility and term loans	786,833	792,064	648,059	658,490
Total debt obligations, net	$5,307,527	$5,459,300	$4,861,185	$5,088,309

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,765	$4,683	$16,082	$—

Liabilities:
Interest rate derivatives	$(34,367)	$—	$(34,367)	$—

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$18,054	$1,459	$16,595	$—
Interest rate derivatives	$3,795	$—	$3,795	$—

Liabilities:
Interest rate derivatives	$(13,449)	$—	$(13,449)	$—
(1)As of June 30, 2020 and December 31, 2019, marketable securities included $0.3 million and $0.1 million of net unrealized gains, respectively. As of June 30, 2020, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the six months ended June 30, 2020 and during the year ended December 31, 2019, excluding the properties sold prior to June 30, 2020 and December 31, 2019, respectively:

	Fair Value Measurements as of June 30, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)(3)	$13,155	$—	$—	$13,155	$10,546

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(4)(5)	$23,533	$—	$—	$23,533	$7,983
(1)Excludes properties disposed of prior to June 30, 2020.
(2)The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the six months ended June 30, 2020 includes: (i) $6.1 million related to 30th Street Plaza; and (ii) $2.2 million related to Chamberlain Plaza.
(3)The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the six months ended June 30, 2020 includes $4.9 million related to Spring Mall. The capitalization rate of 8.0% and discount rate of 8.0% which were utilized in the discounted cash flow analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the investment.
(4)Excludes properties disposed of prior to December 31, 2019.
(5)The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2019 includes: (i) $9.7 million related to Brice Park; (ii) $9.1 million related to Mohawk Acres Plaza; (iii) $3.4 million related to Lincoln Plaza; and (iv) $1.3 million related to a parcel at Lakes Crossing.

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

As of June 30, 2020, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table does not include variable lease payments which may be received under certain leases for the reimbursement of property operating expenses or percentage rents. These variable lease payments are recognized in the period when the applicable expenditures are incurred or, in the case of percentage rents, when the sales data is made available.

Year ending December 31,	Operating Leases
2020 (remaining six months)	$397,941
2021	741,749
2022	642,650
2023	546,987
2024	443,092
Thereafter	1,542,000

The Company recognized $1.1 million and $2.1 million of rental income based on percentage rents for the three months ended June 30, 2020 and 2019, respectively. The Company recognized $3.0 million and $4.9 million of rental income based on percentage rents for the six months ended June 30, 2020 and 2019, respectively.

COVID-19
The global outbreak of the novel strain of coronavirus (“COVID-19”) and the public health measures that have been undertaken in response have had a significant adverse impact on the global economy, the Company’s tenants and the Company’s business. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, have forced many of the Company’s tenants to close stores, reduce hours or significantly limit service, and have resulted in a dramatic increase in national unemployment and an economic recession. Certain tenants experiencing economic difficulties during this pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals, and in limited cases in the form of rent abatements.

Under ASC 842, changes to the amount or timing of lease payments subsequent to the original lease execution are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC 842. The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for the rent concessions as lease modifications or to determine whether rent concessions were contractually obligated in each original lease. Rent abatements would be recognized as reductions to revenue during the period in which they were granted. Rent deferrals would result in an increase to “Receivables, net” during the deferral period with no impact on rental revenue recognition. Any rent concession that is either unrelated to COVID-19 or substantially increases the total consideration due under the lease does not qualify for consideration under the Q&A. The Company has evaluated the impact of the Q&A and has made the following policy elections:

•The Company accounts for COVID-19 rent deferrals and abatements that significantly increase the consideration due under the lease as lease modifications in accordance with ASC 842. As a result, rental revenue recognition is reduced by the amount of the deferral or abatement in the period it was granted and straight-line rental income recognition is updated over the remaining lease term.
•The Company does not account for COVID-19 rent deferrals that do not significantly increase the consideration due under the lease as lease modifications. As a result, rental revenue recognition does not change, and Receivables, net increases for the deferred amount.
•The Company does not account for COVID-19 rent abatements that do not significantly increase the consideration due under the lease as lease modifications. As a result, rental revenue recognition is reduced by the amount of the abatement in the period it was granted.

The following table presents the COVID-19 related deferrals and abatements granted for lease payments due during the three and six months ended June 30, 2020. Lease payments presented consist of fixed contractual base rent and may include the reimbursement of certain property operating expenses.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Deferrals	Abatements	Deferrals	Abatements
Lease payments (lease modifications)	$744	$207	$744	$207
Lease payments (not lease modifications)	14,165	36	14,165	36
	$14,909	$243	$14,909	$243

The following table presents the deferrals that were not lease modifications and were included in Receivables, net on the Company's Unaudited Condensed Consolidated Balance Sheets:

COVID-19 Deferred Receivable
Beginning balance, March 31, 2020	$—
Deferred lease payments (not lease modifications)	14,165
Deferred lease payments deemed uncollectible	(3,228)
Deferred lease payments received	(49)
Ending balance, June 30, 2020	$10,888

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes a lease liability and a right-of-use (“ROU”) asset based on the present value of future lease payments over the noncancellable lease term. As of June 30, 2020 the Company is not including any renewal or termination options in its lease liabilities or ROU assets, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay its proportionate share of property operating expenses such as common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Statements of Operations Information	2020	2019	2020	2019
Operating lease costs	$1,761	$1,705	$3,517	$3,416
Short-term lease costs	9	10	19	20
Variable lease costs	105	114	234	256
Total lease costs	$1,875	$1,829	$3,770	$3,692

	Six Months Ended June 30,
Supplemental Statements of Cash Flows Information	2020	2019
Operating cash outflows from operating leases	$3,527	$3,504
ROU assets obtained in exchange for operating lease liabilities	$—	$44,354
ROU assets written off due to lease modifications	$(1,748)	$—

Operating Lease Liabilities	As of June 30, 2020
Future minimum operating lease payments:
2020 (remaining six months)	$3,522
2021	6,257
2022	6,028
2023	5,339
2024	5,246
Thereafter	25,560
Total future minimum operating lease payments	51,952
Less: imputed interest	(11,839)
Operating lease liabilities	$40,113

Supplemental Balance Sheets Information	As of June 30, 2020	As of December 31, 2019
Operating lease liabilities(1)(2)	$40,113	$44,707
ROU assets(1)(3)	$35,513	$39,860
(1)As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term was 11.1 years and 10.9 years, respectively, and the weighted average discount rate was 4.31% and 4.30%, respectively.

(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2020, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In January 2020, the Company established an at-the-market equity offering program (the “ATM Program”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers and forward purchasers. As of June 30, 2020, no shares have been issued under the ATM Program, and as a result, $400.0 million of common stock remained available for issuance.

Share Repurchase Program
In January 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program (the “Prior Program”), which expired on December 5, 2019. During the six months ended June 30, 2020, the Company repurchased 1.7 million shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred total commissions of less than $0.1 million in conjunction with the Program for the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company repurchased 0.8 million shares of common stock under the Prior Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. The Company incurred total commissions of less than $0.1 million in conjunction with the Prior Program for the six months ended June 30, 2019. As of June 30, 2020, the Program had $375.0 million of available repurchase capacity.
Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the six months ended June 30, 2020 and 2019, the Company withheld 0.2 million and 0.1 million shares, respectively.

Dividends and Distributions
During the three months ended June 30, 2020, the Company did not declare common stock dividends and OP Unit distributions. During the three months ended June 30, 2019, the Company declared common stock dividends and OP Unit distributions of $0.280 per share/unit. As of June 30, 2020 and December 31, 2019, the Company had declared but unpaid common stock dividends and OP Unit distributions of $1.8 million and $87.2 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.7 million and 0.8 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the six months ended June 30, 2020 and the year ended December 31, 2019, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 20.0% to 23.0% and 20.0% to 21.0%, respectively; (ii) a weighted average risk-free interest rate of 1.20% to 1.30% and 2.55%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.9% to 6.0% and 5.6%, respectively.

During the three months ended June 30, 2020 and 2019, the Company recognized $2.2 million and $3.4 million of equity compensation expense, respectively, of which $0.2 million and $0.2 million was capitalized, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized $5.0 million and $6.0 million of equity compensation expense, respectively, of which $0.4 million and $0.4 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2020, the Company had $20.8 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Computation of Basic Earnings Per Share:
Net income	$9,044	$68,960	$68,825	$131,860
Non-forfeitable dividends on unvested restricted shares	(27)	(174)	(232)	(309)
Net income attributable to the Company’s common stockholders for basic earnings per share	$9,017	$68,786	$68,593	$131,551

Weighted average number shares outstanding – basic	296,546	298,140	297,194	298,372

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.03	$0.23	$0.23	$0.44

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$9,017	$68,786	$68,593	$131,551

Weighted average shares outstanding – basic	296,546	298,140	297,194	298,372
Effect of dilutive securities:
Equity awards	227	753	291	523
Weighted average shares outstanding – diluted	296,773	298,893	297,485	298,895

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.03	$0.23	$0.23	$0.44

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Computation of Basic Earnings Per Unit:
Net income	$9,044	$68,960	$68,825	$131,860
Non-forfeitable dividends on unvested restricted units	(27)	(174)	(232)	(309)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$9,017	$68,786	$68,593	$131,551

Weighted average number common units outstanding – basic	296,546	298,140	297,194	298,372

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.03	$0.23	$0.23	$0.44

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$9,017	$68,786	$68,593	$131,551

Weighted average common units outstanding – basic	296,546	298,140	297,194	298,372
Effect of dilutive securities:
Equity awards	227	753	291	523
Weighted average common units outstanding – diluted	296,773	298,893	297,485	298,895

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.03	$0.23	$0.23	$0.44

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

The Company believes that no additional governmental proceedings relating to these matters will be brought against the Company. The Company understands that the SEC and the U.S. Attorney’s Office for the Southern District of New York are pursuing actions relating to these matters with respect to certain former employees. The Company remains obligated to indemnify these former officers for legal and other professional fees and these amounts will be in excess of the Company’s insurance coverage. Under certain circumstances, the former officers are contractually obligated to reimburse the Company for such amounts advanced. However, it is possible that the Company may not be able to recover any or all of these amounts.

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

As of June 30, 2020 and December 31, 2019, there were no material receivables from or payables to related parties.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2020 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2020 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company” or “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2020, our portfolio was comprised of 398 shopping centers (the “Portfolio”) totaling approximately 70 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of June 30, 2020, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. The Parent Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2019, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by a commitment to be socially responsible as we realize our goal of owning and managing properties that are the centers of the communities we serve.

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

Our ability to maintain or increase rental income is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases at equal or higher rents and/or lease available space. Increases in our property operating expenses, including repairs and maintenance, landscaping, snow removal, security, ground rent related to properties for which we are the lessee, utilities, insurance, real estate taxes and various other costs, to the extent they are not reimbursed by tenants or offset by increases in rental income, will adversely impact our overall performance.

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

Impacts on Business from COVID-19
The global outbreak of a novel strain of coronavirus (“COVID-19”) and the public health measures that have been undertaken in response have had a significant adverse impact on the global economy, on our tenants, and on our business. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, have forced many of our tenants to close stores, reduce hours or significantly limit service, and have resulted in a dramatic increase in national unemployment and an economic recession. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. Approximately 70% of our shopping centers are anchored by grocery stores. Grocery stores and other essential tenants have remained open throughout this time and many have experienced stable or increased sales, which we believe will help to partially mitigate the adverse impact of COVID-19 on our business. COVID-19 has significantly impacted our operations during the second quarter of 2020, and the following operating trends, combined with macroeconomic trends such as the current economic recession, reduced consumer spending and significantly increased unemployment, lead us to believe that our operating results for at least the remainder of 2020 will continue to be adversely affected by COVID-19.

•Rent collection: As of July 29, 2020, we had collected approximately 98%, 78% and 58% of second quarter 2020 billed base rent from essential retailers, hybrid retailers and other retailers or services, respectively. As of July 29, 2020, approximately 33%, 24% and 43% of our portfolio by ABR consisted of essential retailers, hybrid retailers and other retailers or services, respectively.

•Store closures: As of July 29, 2020, approximately 6% of our ABR is represented by tenants that are currently closed, including approximately 1%, 5% and 11% of the ABR of essential retailers, hybrid retailers and other retailers or services, respectively. Store closures, particularly if for an extended period, or if forced to occur multiple times, increase the risk of business failures and lease defaults.

•Timing of rental payments: Certain tenants experiencing economic difficulties during this pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals, and in limited cases in the form of rent abatements. Rent deferrals have significantly increased our Receivables, net. We are in ongoing discussions with our tenants regarding rent that has not yet been collected.

•Leasing activity: While the size of our new and renewal leasing pipeline remains generally consistent with prior periods, the velocity of lease execution has notably slowed since March 2020.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of approximately $100.0 million of capital expenditures originally anticipated in 2020 and the temporary suspension of our quarterly cash dividend. In June 2020, we issued $500.0 million aggregate principal amount of 4.050% Senior Notes due 2030, the net proceeds of which were used to repurchase of a portion of our 3.875%, Senior Notes due 2022 and repay outstanding indebtedness under our $1.25 billion revolving credit facility (the “Revolving Facility”), extending the duration of our debt. As of July 29, 2020, we have approximately $350.0 million in cash, approximately $1.1 billion of remaining availability under the Revolving Facility, and no debt maturities until 2022. In addition, we have encouraged our tenants whose businesses have been impacted by COVID-19 to explore their eligibility for benefits under government assistance programs intended to provide financial support to affected businesses; the ultimate impact of such assistance on our tenants, however, is not yet clear.

The effects of COVID-19 have triggered an economic recession, and we expect that the longer it continues, the number of our tenants facing financial distress will increase. Historically, economic indicators such as GDP growth, consumer confidence and employment are correlated with demand for certain of our tenants’ products and services. In addition, some of our tenants have been required to close their stores for the second time due to the re-instatement of government restrictions, and other tenants who are currently operating may also be required to do so in the future. These conditions could increase the number of our tenants that are unable to meet their lease obligations to us and could limit the demand for space from new tenants.

We expect the significance of the COVID-19 crisis and the resulting economic slowdown on our financial and operational results to be dictated by, among other things, the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior. These uncertainties make it difficult to predict operating results for our Portfolio for the remainder of 2020. Therefore, there can be no assurances that we will not experience declines in revenues, net income or funds from operations, which could be material. See “Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Leasing Highlights
As of June 30, 2020, billed and leased occupancy were 88.9% and 92.1%, respectively, as compared to 87.5% and 91.5%, respectively, as of June 30, 2019.

The following table summarizes our executed leasing activity for the three months ended June 30, 2020 and 2019 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended June 30, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	283	1,841,519	$13.49	$2.83	$1.01	6.5%
New and renewal leases	241	1,275,855	14.27	4.09	1.45	5.9%
New leases	75	425,561	13.74	11.04	4.24	19.4%
Renewal leases	166	850,294	14.53	0.61	0.06	3.3%
Option leases	42	565,664	11.75	—	—	7.8%

For the Three Months Ended June 30, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	456	3,299,874	$13.98	$8.86	$1.59	11.7%
New and renewal leases	392	2,213,228	14.90	13.12	2.37	13.9%
New leases	176	1,026,355	15.54	26.63	4.89	30.4%
Renewal leases	216	1,186,873	14.34	1.44	0.19	8.2%
Option leases	64	1,086,646	12.12	0.18	—	8.1%
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

The following table summarizes our executed leasing activity for the six months ended June 30, 2020 and 2019 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Six Months Ended June 30, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	617	4,188,834	$13.66	$3.74	$1.14	8.1%
New and renewal leases	518	2,686,485	14.88	5.80	1.77	8.2%
New leases	178	1,012,215	14.96	14.19	4.59	22.2%
Renewal leases	340	1,674,270	14.84	0.73	0.07	4.5%
Option leases	99	1,502,349	11.46	0.07	—	7.8%

For the Six Months Ended June 30, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	851	6,484,250	$13.74	$6.86	$1.47	10.9%
New and renewal leases	717	3,935,862	15.53	11.25	2.42	13.2%
New leases	323	1,720,798	16.85	23.63	5.38	31.4%
Renewal leases	394	2,215,064	14.49	1.63	0.11	7.5%
Option leases	134	2,548,388	10.98	0.08	—	7.4%
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

Acquisition Activity
•During the six months ended June 30, 2020, we acquired one land parcel for $2.0 million, including transaction costs.

•During the six months ended June 30, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs.

Disposition Activity
•During the six months ended June 30, 2020, we disposed of five shopping centers and two partial shopping centers for aggregate net proceeds of $45.7 million resulting in aggregate gain of $8.2 million and aggregate impairment of less than $0.1 million. In addition, during the six months ended June 30, 2020, we received aggregate net proceeds of $0.9 million and resolved a $0.5 million contingency from previously disposed assets resulting in aggregate gain of $1.4 million.

•During the six months ended June 30, 2019, we disposed of six shopping centers and three partial shopping centers for aggregate net proceeds of $94.8 million resulting in aggregate gain of $20.5 million. In addition, during the six months ended June 30, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets resulting in aggregate gain of $0.1 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019
Revenues (in thousands)

	Three Months Ended June 30,
	2020	2019	$ Change
Revenues
Rental income	$247,434	$290,737	$(43,303)
Other revenues	186	268	(82)
Total revenues	$247,620	$291,005	$(43,385)

Rental income
The decrease in rental income for the three months ended June 30, 2020 of $43.3 million, as compared to the corresponding period in 2019, was due to an $8.2 million decrease in rental income due to net disposition activity and a $35.1 million decrease for the remaining portfolio. The decrease for the remaining portfolio was due to (i) a $25.3 million increase in revenues deemed uncollectible; (ii) a $12.4 million decrease in straight-line rental income, net; (iii) a $0.9 million decrease in percentage rents; (iv) a $0.7 million decrease in expense reimbursements; (v) a $0.6 million decrease in ancillary and other rental income; and (vi) a $0.3 million decrease in accretion of above- and below-market leases and tenant inducements, net; partially offset by (vii) a $4.8 million increase in base rent; and (viii) a $0.3 million increase in lease termination fees. The increase in revenues deemed uncollectible and decrease in straight-line rental income, net were primarily attributable to COVID-19. The $4.8 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases, an increase in billed occupancy, and positive rent spreads for new and renewal leases and option exercises of 8.1% during the six months ended June 30, 2020 and 10.9% during the year ended December 31, 2019.

Other revenues
Other revenues remained generally consistent for the three months ended June 30, 2020 as compared to the corresponding period in 2019.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2020	2019	$ Change
Operating expenses
Operating costs	$25,136	$29,307	$(4,171)
Real estate taxes	41,808	43,189	(1,381)
Depreciation and amortization	80,829	81,593	(764)
Impairment of real estate assets	5,962	6,186	(224)
General and administrative	24,436	25,175	(739)
Total operating expenses	$178,171	$185,450	$(7,279)

Operating costs
The decrease in operating costs for the three months ended June 30, 2020 of $4.2 million, as compared to the corresponding period in 2019, was primarily due to a $0.9 million decrease in operating costs due to net disposition activity and a $3.3 million decrease for the remaining portfolio primarily due to proactive cost reductions taken in response to COVID-19.

Real estate taxes
The decrease in real estate taxes for the three months ended June 30, 2020 of $1.4 million, as compared to the corresponding period in 2019, was primarily due to a $0.9 million decrease in real estate taxes due to net disposition activity and a $0.5 million decrease for the remaining portfolio primarily due to favorable adjustments of prior year assessments.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended June 30, 2020 of $0.8 million, as compared to the corresponding period in 2019, was primarily due to a $2.2 million decrease in depreciation and amortization due to net disposition activity, partially offset by a $1.4 million increase for the remaining portfolio primarily related to tenant write-offs and value-enhancing reinvestment capital expenditures, partially offset by a decrease in depreciation and amortization related to acquired in-place lease intangibles.

Impairment of real estate assets
During the three months ended June 30, 2020, aggregate impairment of $6.0 million was recognized on two operating properties. During the three months ended June 30, 2019, aggregate impairment of $6.2 million was recognized on one operating property. Impairments recognized were due to changes in anticipated hold periods in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the three months ended June 30, 2020 of $0.7 million, as compared to the corresponding period in 2019, was primarily due to a decrease in marketing and travel costs due to COVID-19 and a decrease in net compensation costs, partially offset by an increase in non-recurring costs.

During the three months ended June 30, 2020 and 2019, construction compensation costs of $3.6 million and $3.6 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.1 million and $0.0 million, respectively and leasing commission costs of $1.2 million and $1.8 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2020	2019	$ Change
Other income (expense)
Dividends and interest	$102	$300	$(198)
Interest expense	(49,852)	(48,475)	(1,377)
Gain on sale of real estate assets	692	13,043	(12,351)
Loss on extinguishment of debt, net	(10,386)	(707)	(9,679)
Other	(961)	(756)	(205)
Total other expense	$(60,405)	$(36,595)	$(23,810)

Dividends and interest
The decrease in dividends and interest for the three months ended June 30, 2020 of $0.2 million, as compared to the corresponding period in 2019, was primarily due to a $0.2 million decrease in investment income from marketable securities.

Interest expense
The increase in interest expense for the three months ended June 30, 2020 of $1.4 million, as compared to the corresponding period in 2019, was primarily due to higher overall debt obligations.

Gain on sale of real estate assets
During the three months ended June 30, 2020, two shopping centers were disposed resulting in aggregate gain of $0.7 million. During the three months ended June 30, 2019, three shopping centers and three partial shopping centers were disposed resulting in aggregate gain of $13.2 million.

Loss on extinguishment of debt, net
During the three months ended June 30, 2020, we repurchased $182.5 million of our 3.875% Senior Notes due 2022 through a tender offer, resulting in a $10.4 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $9.5 million of prepayment fees and $0.9 million of accelerated unamortized debt issuance costs and debt discounts. During the three months ended June 30, 2019, we repaid $200.0 million of an unsecured term loan under the Operating Partnership’s senior unsecured credit facility agreement, as amended April 29, 2020 (the “Unsecured Credit Facility”), resulting in a $0.7 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
Other expense remained generally consistent for the three months ended June 30, 2020 as compared to the corresponding period in 2019.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
Revenues (in thousands)

	Six Months Ended June 30,
	2020	2019	$ Change
Revenues
Rental income	$527,836	$580,692	$(52,856)
Other revenues	2,085	1,452	633
Total revenues	$529,921	$582,144	$(52,223)

Rental income
The decrease in rental income for the six months ended June 30, 2020 of $52.9 million, as compared to the corresponding period in 2019, was due to a $16.0 million decrease in rental income due to net disposition activity and a $36.9 million decrease for the remaining portfolio. The decrease for the remaining portfolio was due to (i) a $28.6 million increase in revenues deemed uncollectible; (ii) a $19.6 million decrease in straight-line rental income, net; (iii) a $1.9 million decrease in percentage rents; (iv) a $1.0 million decrease in accretion of above- and below-market leases and tenant inducements, net; and (v) a $0.3 million decrease in ancillary and other rental income; partially offset by (vi) a $12.3 million increase in base rent; (vii) a $1.2 million increase in expense reimbursements;

and (viii) a $1.0 million increase in lease termination fees. The increase in revenues deemed uncollectible and decrease in straight-line rental income, net were primarily attributable to COVID-19. The $12.3 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases, an increase in billed occupancy, and positive rent spreads for new and renewal leases and option exercises of 8.1% during the six months ended June 30, 2020 and 10.9% during the year ended December 31, 2019.

Other revenues
The increase in other revenues for the six months ended June 30, 2020 of $0.6 million, as compared to the corresponding period in 2019, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2020	2019	$ Change
Operating expenses
Operating costs	$55,492	$60,565	$(5,073)
Real estate taxes	84,672	86,515	(1,843)
Depreciation and amortization	163,846	166,988	(3,142)
Impairment of real estate assets	10,560	9,298	1,262
General and administrative	47,033	50,618	(3,585)
Total operating expenses	$361,603	$373,984	$(12,381)

Operating costs
The decrease in operating costs for the six months ended June 30, 2020 of $5.1 million, as compared to the corresponding period in 2019, was primarily due to a $2.0 million decrease in operating costs due to net disposition activity and a $3.1 million decrease for the remaining portfolio primarily due to proactive cost reductions taken in response to COVID-19.

Real estate taxes
The decrease in real estate taxes for the six months ended June 30, 2020 of $1.8 million, as compared to the corresponding period in 2019, was primarily due to a $2.2 million decrease in real estate taxes due to net disposition activity, partially offset by a $0.4 million increase for the remaining portfolio primarily due to increases in tax rates and assessments from several jurisdictions.

Depreciation and amortization
The decrease in depreciation and amortization for the six months ended June 30, 2020 of $3.1 million, as compared to the corresponding period in 2019, was primarily due to a $4.1 million decrease in depreciation and amortization due to net disposition activity, partially offset by a $1.0 million increase for the remaining portfolio primarily related to tenant write-offs, partially offset by a decrease in depreciation and amortization related to acquired in-place lease intangibles.

Impairment of real estate assets
During the six months ended June 30, 2020, aggregate impairment of $10.6 million was recognized on one partial shopping center as a result of disposition activity and three operating properties. During the six months ended June 30, 2019, aggregate impairment of $9.3 million was recognized on two operating properties. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the six months ended June 30, 2020 of $3.6 million, as compared to the corresponding period in 2019, was primarily due to a decrease in marketing, professional and travel costs due to COVID-19 and a decrease in net compensation costs, partially offset by an increase in non-recurring costs.

During the six months ended June 30, 2020 and 2019, construction compensation costs of $7.1 million and $6.9 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.1 million and $0.0 million, respectively and leasing commission costs of $2.6 million and $3.0 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2020	2019	$ Change
Other income (expense)
Dividends and interest	$226	$447	$(221)
Interest expense	(97,206)	(95,141)	(2,065)
Gain on sale of real estate assets	9,597	20,645	(11,048)
Loss on extinguishment of debt, net	(10,391)	(677)	(9,714)
Other	(1,719)	(1,574)	(145)
Total other expense	$(99,493)	$(76,300)	$(23,193)

Dividends and interest
The decrease in dividends and interest for the six months ended June 30, 2020 of $0.2 million, as compared to the corresponding period in 2019, was primarily due to a $0.2 million decrease in investment income from marketable securities.

Interest expense
The increase in interest expense for the six months ended June 30, 2020 of $2.1 million, as compared to the corresponding period in 2019, was primarily due to higher overall debt obligations.

Gain on sale of real estate assets
During the six months ended June 30, 2020, five shopping centers and one partial shopping center were disposed resulting in aggregate gain of $8.2 million. In addition, during the six months ended June 30, 2020, we received aggregate net proceeds of $0.9 million and resolved a $0.5 million contingency from previously disposed assets resulting in aggregate gain of $1.4 million. During the six months ended June 30, 2019, six shopping centers and three partial shopping centers were disposed resulting in aggregate gain of $20.5 million. In addition, during the six months ended June 30, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets resulting in aggregate gain of $0.1 million.

Loss on extinguishment of debt, net
During the six months ended June 30, 2020, we repurchased $182.5 million of our 3.875% Senior Notes due 2022 through a tender offer and repaid our $7.0 million secured loan, resulting in a $10.4 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $9.7 million of prepayment fees and $0.7 million of accelerated unamortized debt issuance costs and debt discounts, net of premiums. During the six months ended June 30, 2019, we repaid $200.0 million of an unsecured term loan under the Unsecured Credit Facility, resulting in a $0.7 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
Other expense remained generally consistent for the six months ended June 30, 2020 as compared to the corresponding period in 2019.

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

Our primary expected sources and uses of capital are as follows:
Sources
•cash and cash equivalent balances;
•operating cash flow;

•available borrowings under the Unsecured Credit Facility;
•dispositions;
•issuance of long-term debt; and
•issuance of equity securities.

Uses
•maintenance capital expenditures;
•leasing capital expenditures;
•debt repayments;
•dividend/distribution payments;
•value-enhancing reinvestment capital expenditures;
•acquisitions; and
•repurchases of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of June 30, 2020, we had $1.1 billion of available liquidity under our $1.25 billion revolving credit facility (the “Revolving Facility”) and $318.5 million in cash and cash equivalents. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

As previously discussed under the header “Impacts on Business from COVID-19”, the COVID-19 pandemic has had, and we expect will continue to have, an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from tenant defaults, rent deferrals, or decreases in our rents or occupancy, would decrease the cash available for the capital uses described above, including payment of dividends. The decline in our stock price since the onset of the pandemic has significantly decreased the likelihood of utilizing our at-the-market equity offering program in the near future. In June 2020, we issued $500.0 million aggregate principal amount of 4.050% Senior Notes due 2030, the net proceeds of which were used to repurchase a portion of our 3.875%, Senior Notes due 2022 and repay outstanding indebtedness under the Revolving Facility, extending the duration of our debt. However, the impacts of COVID-19 may increase risks related to the pricing and availability of future debt financing. In addition, a significant decline in our operating performance in the future could result in us not satisfying the financial covenants applicable to our debt and/or defaulting on our debt, which could impact our ability to incur additional debt, including the remaining capacity on our Revolving Facility.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including deferrals of approximately $100.0 million of capital expenditures originally anticipated in 2020 and the temporary suspension of our quarterly cash dividend. In addition, we have no debt maturities until 2022. However, since we do not know the ultimate severity and length of the COVID-19 pandemic, and thus cannot predict the impact it will ultimately have on our tenants and on the debt and equity capital markets, we cannot estimate the impact it will have on our liquidity and capital resources.

In order to continue to qualify as a REIT for federal income tax purposes, we must distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy this requirement and maintain our REIT status. Cash dividends paid to common stockholders for the six months ended June 30, 2020 and 2019 were $170.3 million and $167.8 million, respectively. In response to uncertainties stemming from the COVID-19 pandemic, our Board of Directors has temporarily suspended the quarterly cash dividend. Our Board of Directors will reevaluate the dividend on a quarterly basis, taking into account a variety of relevant factors including REIT taxable income.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$179,564	$251,007
Cash flows used in investing activities	(116,021)	(139,284)
Cash flows provided by (used in) financing activities	234,925	(149,232)

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$179,564	$251,007
Cash flows used in investing activities	(116,021)	(139,282)
Cash flows provided by (used in) financing activities	224,927	(149,127)

Cash and cash equivalents and restricted cash for BPG were $320.0 million and $13.3 million as of June 30, 2020 and 2019, respectively. Cash and cash equivalents and restricted cash for the Operating Partnership were $310.0 million and $13.2 million as of June 30, 2020 and 2019, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the six months ended June 30, 2020, our net cash provided by operating activities decreased $71.4 million as compared to the corresponding period in 2019. The decrease is primarily due to (i) a decrease from net working capital; (ii) a decrease in net operating income due to net disposition activity; (iii) a decrease in same property net operating income primarily due to COVID-19; and (iv) an increase in cash outflows for interest expense; partially offset by (v) a decrease in cash outflows for general and administrative expense; and (vi) an increase in lease termination fees.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment efforts.

During the six months ended June 30, 2020, our net cash used in investing activities decreased $23.3 million as compared to the corresponding period in 2019. The decrease was primarily due to (i) a decrease of $77.6 million in acquisitions of real estate assets; and (ii) a decrease of $11.4 million in improvements to and investments in real estate assets; partially offset by (iii) a decrease of $48.5 million in net proceeds from sales of real estate assets; and (iv) a $17.3 million decrease in net proceeds from sales of marketable securities, net of purchases.

Improvements to and investments in real estate assets
During the six months ended June 30, 2020 and 2019, we expended $158.1 million and $169.5 million, respectively, on improvements to and investments in real estate assets. In addition, during the six months ended June 30, 2020 and 2019, insurance proceeds of $3.6 million and $1.4 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of

June 30, 2020, we had 52 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $392.9 million, of which $215.6 million had been incurred as of June 30, 2020.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the six months ended June 30, 2020, we acquired one land parcel for $2.0 million, including transaction costs. During the six months ended June 30, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the six months ended June 30, 2020, we disposed of five shopping centers and two partial shopping centers for aggregate net proceeds of $45.7 million. In addition, during the six months ended June 30, 2020, we received aggregate net proceeds of $0.9 million from previously disposed assets. During the six months ended June 30, 2019, we disposed of six shopping centers and three partial shopping centers for aggregate net proceeds of $94.8 million. In addition, during the six months ended June 30, 2019, we received aggregate net proceeds of $0.3 million from previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the six months ended June 30, 2020, our net cash provided by financing activities increased $384.2 million as compared to the corresponding period in 2019. The increase was primarily due to (i) a $409.7 million increase in debt borrowings, net of repayments, partially offset by (ii) an increase of $12.3 million in repurchases of common stock; (iii) an increase of $10.6 million in deferred financing and debt extinguishment costs; and (iv) an increase of $2.6 million in distributions to common stockholders. The increase in debt borrowings is primarily related to amounts drawn on our Revolving Facility in order to bolster liquidity in response to COVID-19 and net proceeds from the issuance of our 4.050%, Senior Notes due 2030, net of amounts repaid under the Revolving Facility and the repurchase of a portion of our 3.875%, Senior Notes due 2022.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable and unsecured credit facilities, with maturities ranging from two years to 10 years, in addition to non-cancelable operating leases pertaining to our ground leases and administrative office leases.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding renewal options) as of June 30, 2020:

Contractual Obligations (in thousands)	Payment due by period
	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)	$—	$—	$567,521	$995,500	$800,000	$2,968,453	$5,331,474
Interest payments(2)	82,391	193,271	185,454	170,943	135,532	354,615	1,122,206
Operating leases	3,522	6,257	6,028	5,339	5,246	25,560	51,952
Total	$85,913	$199,528	$759,003	$1,171,782	$940,778	$3,348,628	$6,505,632
(1) Debt includes scheduled maturities for unsecured notes payable and unsecured credit facilities.
(2) As of June 30, 2020, we incur variable rate interest on (i) $145.5 million outstanding under our Revolving Facility; (ii) a $350.0 million term loan; (iii) a $300.0 million term loan; and (iv) $250.0 million of Floating Rate Senior Notes due 2022. We have in place seven interest rate swap agreements with an aggregate notional value of $800.0 million, which effectively convert variable interest payments to fixed interest payments. See Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the year ended December 31, 2019 for a further discussion of these and other factors that could impact interest payments. Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of June 30, 2020.

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

Considering the nature of our business as a real estate owner and operator, we believe that NAREIT FFO is useful to investors in measuring our operating and financial performance because the definition excludes items included in net income that do not relate to or are not indicative of our operating and financial performance, such as depreciation and amortization related to real estate, and items which can make periodic and peer analyses of operating and financial performance more difficult, such as gains and losses from the sale of certain real estate assets and impairment write-downs.

Our reconciliation of net income to NAREIT FFO for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$9,044	$68,960	$68,825	$131,860
Depreciation and amortization related to real estate	79,768	80,621	161,788	165,018
Gain on sale of real estate assets	(692)	(13,043)	(9,597)	(20,645)
Impairment of real estate assets	5,962	6,186	10,560	9,298
NAREIT FFO	$94,082	$142,724	$231,576	$285,531
NAREIT FFO per diluted share	$0.32	$0.48	$0.78	$0.96
Weighted average diluted shares outstanding	296,773	298,893	297,485	298,895

Same Property Net Operating Income
Same property net operating income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development and completed new development properties which have been stabilized for less than one year) as total property revenues (base rent, expense reimbursements, adjustments for revenues deemed uncollectible, ancillary and other rental income, percentage rents and other revenues) less direct property operating expenses (operating costs and real estate taxes). Same property NOI excludes (i) corporate level expenses (including general and administrative), (ii) lease termination fees, (iii) straight-line rental income, net, (iv) accretion of above- and below-market leases and tenant inducements, net, (v) straight-line ground rent expense, and (vi) income (expense) associated with our captive insurance company.

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

Comparison of the Three and Six Months Ended June 30, 2020 to the Three and Six Months Ended June 30, 2019

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Number of properties	392	392	—	392	392	—
Percent billed	89.1%	87.8%	1.3%	89.1%	87.8%	1.3%
Percent leased	92.3%	91.9%	0.4%	92.3%	91.9%	0.4%

Revenues
Rental income	$244,714	$266,139	$(21,425)	$516,690	$531,892	$(15,202)
Other revenues	186	262	(76)	2,085	1,410	675
	244,900	266,401	(21,501)	518,775	533,302	(14,527)
Operating expenses
Operating costs	(24,480)	(27,845)	3,365	(53,940)	(57,115)	3,175
Real estate taxes	(40,581)	(40,996)	415	(82,517)	(82,171)	(346)
	(65,061)	(68,841)	3,780	(136,457)	(139,286)	2,829
Same property NOI	$179,839	$197,560	$(17,721)	$382,318	$394,016	$(11,698)

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$9,044	$68,960	$68,825	$131,860
Adjustments:
Non-same property NOI	(2,398)	(9,630)	(6,413)	(19,839)
Lease termination fees	(1,746)	(1,514)	(3,134)	(2,283)
Straight-line rental income, net	6,422	(6,184)	8,559	(11,220)
Accretion of above- and below-market leases and tenant inducements, net	(3,150)	(3,653)	(6,521)	(7,769)
Straight-line ground rent expense	35	32	70	63
Depreciation and amortization	80,829	81,593	163,846	166,988
Impairment of real estate assets	5,962	6,186	10,560	9,298
General and administrative	24,436	25,175	47,033	50,618
Total other expense	60,405	36,595	99,493	76,300
Same property NOI	$179,839	$197,560	$382,318	$394,016

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
Except as described below, there have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarter ended March 31, 2020.

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

The COVID-19 pandemic has had, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 outbreak evolved rapidly and many countries, and state and local governments in the United States, including those in which we own properties, have reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines which have forced many of our tenants to close stores, reduce hours or significantly limit service, and has resulted in a dramatic increase in national unemployment and an economic recession.

As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, with a particularly adverse effect on many of our tenants. Many of our tenants, particularly those deemed “non-essential” by state and local governments, have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals, and in limited cases in the form of rent abatements, and we may provide additional relief in the future. We have experienced an increase in the number of tenants that are delinquent in their lease obligations and we have recognized significant losses compared to historical levels for revenues deemed uncollectible and the reversal of certain straight-line rent receivable balances. The COVID-19 pandemic has had and we expect will continue to have a material adverse effect on our financial condition, operating results and cash flows due to, among others, the following factors:

•continuing or additional store closures at our properties resulting from related government or tenant actions;
•a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for efficient operations;
•the inability of our tenants to meet their lease obligations to us due to changes in their businesses or local or national economic conditions, including high unemployment and reduced consumer discretionary spending;
•changes in consumer behavior that reduce the frequency of visits to our shopping centers, including as a result of increased use of e-commerce;
•liquidity issues resulting from (i) reduced cash flow from operations, (ii) the impact that lower operating results could have on the financial covenants in our debt agreements, and (iii) difficulty in accessing debt and equity capital on attractive terms, or at all, due to disruptions in financial and/or credit markets;
•issues related to remote working, including increased cybersecurity risk and other technology and communication issues; and
•the possibility that a significant number of our employees, particularly senior members of our management team, may become unable to work as a result of health issues related to COVID-19.

The extent to which the COVID-19 pandemic impacts us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. Some of our tenants have been required to close their stores for the second time due to the re-instatement of government restrictions, and other tenants who are currently operating may also be required to do so in the future. These conditions could increase the number of our tenants that are unable to meet their lease obligations to us and/or tenants filing for bankruptcy protection, and could limit the demand for space from new tenants, which would reduce our earnings and cash flows. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, operating results and cash flows. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 9, 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program, which expired on December 5, 2019. During the three months ended June 30, 2020, the Company did not repurchase any shares of its common stock. As of June 30, 2020, the Program had $375.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Ninth Supplemental Indenture, dated June 10, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/10/2020	4.2
4.2	Form of Global Note representing the 4.050% Senior Notes due 2030 (included in Exhibit 4.1)	8-K	001-36160	6/10/2020	4.3
10.1	Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2020, by and among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto	8-K	001-36160	5/1/2020	10.1
10.2	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of April 29, 2020, by and among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	001-36160	5/1/2020	10.2
10.3	Amendment No. 2 to Term Loan Agreement, dated as April 29, 2020, by and among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	001-36160	5/1/2020	10.3
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: August 3, 2020	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2020	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2020	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: August 3, 2020	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2020	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2020	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)