Form 10-Q
period 2020-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2020-11-04
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 1, 2020, Brixmor Property Group Inc. had 296,482,211 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of September 30, 2020, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units of interest (the “OP Units”) in the Operating Partnership.
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

Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, the Company’s tenants, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others.

Additional factors that could cause actual outcomes or results to differ materially from those indicated in these statements include (1) changes in national, regional and local economies, due to global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates and unemployment or limited growth in consumer income; (2) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, including COVID-19, civil unrest, terrorist acts or acts of war, any of which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes (including proposed changes to California property tax law); and (10) new developments in the litigation and governmental investigations discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2019 as being heightened as a result of the COVID-19 pandemic. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2020	December 31, 2019
Assets
Real estate
Land	$1,754,708	$1,767,029
Buildings and improvements	8,432,594	8,356,571
	10,187,302	10,123,600
Accumulated depreciation and amortization	(2,623,144)	(2,481,250)
Real estate, net	7,564,158	7,642,350

Cash and cash equivalents	609,812	19,097
Restricted cash	1,408	2,426
Marketable securities	19,987	18,054
Receivables, net	246,295	234,246
Deferred charges and prepaid expenses, net	146,911	143,973
Real estate assets held for sale	—	22,171
Other assets	51,590	60,179
Total assets	$8,640,161	$8,142,496

Liabilities
Debt obligations, net	$5,481,660	$4,861,185
Accounts payable, accrued expenses and other liabilities	444,610	537,454
Total liabilities	5,926,270	5,398,639

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,609,203 and 305,334,144 shares issued and 296,482,211 and 297,857,267 shares outstanding	2,965	2,979
Additional paid-in capital	3,210,579	3,230,625
Accumulated other comprehensive loss	(31,197)	(9,543)
Distributions in excess of net income	(468,456)	(480,204)
Total equity	2,713,891	2,743,857
Total liabilities and equity	$8,640,161	$8,142,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

W

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental income	$253,799	$292,732	$781,635	$873,424
Other revenues	136	233	2,221	1,685
Total revenues	253,935	292,965	783,856	875,109

Operating expenses
Operating costs	24,794	29,573	80,286	90,138
Real estate taxes	42,124	43,688	126,796	130,203
Depreciation and amortization	87,488	82,837	251,334	249,825
Impairment of real estate assets	5,746	8,170	16,306	17,468
General and administrative	27,748	24,550	74,781	75,168
Total operating expenses	187,900	188,818	549,503	562,802

Other income (expense)
Dividends and interest	109	128	335	575
Interest expense	(50,991)	(47,698)	(148,197)	(142,839)
Gain on sale of real estate assets	13,621	25,621	23,218	46,266
Loss on extinguishment of debt, net	(50)	(943)	(10,441)	(1,620)
Other	(780)	(401)	(2,499)	(1,975)
Total other expense	(38,091)	(23,293)	(137,584)	(99,593)

Net income	$27,944	$80,854	$96,769	$212,714

Net income per common share:
Basic	$0.09	$0.27	$0.32	$0.71
Diluted	$0.09	$0.27	$0.32	$0.71
Weighted average shares:
Basic	296,562	298,031	296,982	298,257
Diluted	296,862	298,879	297,317	298,927
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$27,944	$80,854	$96,769	$212,714
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	2,928	(5,332)	(21,785)	(29,373)
Change in unrealized gain (loss) on marketable securities	(64)	12	131	193
Total other comprehensive income (loss)	2,864	(5,320)	(21,654)	(29,180)
Comprehensive income	$30,808	$75,534	$75,115	$183,534
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2019	298,489	$2,985	$3,233,329	$15,973	$(416,188)	$2,836,099
ASC 842 cumulative adjustment	—	—	—	—	(1,974)	(1,974)
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,839)	(83,839)
Equity based compensation expense	—	—	2,641	—	—	2,641
Other comprehensive loss	—	—	—	(9,925)	—	(9,925)
Issuance of common stock and OP Units	158	2	—	—	—	2
Repurchases of common stock	(660)	(7)	(11,579)	—	—	(11,586)
Share-based awards retained for taxes	—	—	(1,547)	—	—	(1,547)
Net income	—	—	—	—	62,900	62,900
Ending balance, March 31, 2019	297,987	2,980	3,222,844	6,048	(439,101)	2,792,771
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,827)	(83,827)
Equity based compensation expense	—	—	3,353	—	—	3,353
Other comprehensive loss	—	—	—	(13,935)	—	(13,935)
Issuance of common stock and OP Units	34	—	—	—	—	—
Repurchases of common stock	(175)	(2)	(2,975)	—	—	(2,977)
Share-based awards retained for taxes	—	—	(164)	—	—	(164)
Net income	—	—	—	—	68,960	68,960
Ending balance, June 30, 2019	297,846	2,978	3,223,058	(7,887)	(453,968)	2,764,181
Common stock dividends ($0.28 per common share)	—	—	—	—	(83,825)	(83,825)
Equity based compensation expense	—	—	3,473	—	—	3,473
Other comprehensive loss	—	—	—	(5,320)	—	(5,320)
Net income	—	—	—	—	80,854	80,854
Ending balance, September 30, 2019	297,846	$2,978	$3,226,531	$(13,207)	$(456,939)	$2,759,363

Beginning balance, January 1, 2020	297,857	$2,979	$3,230,625	$(9,543)	$(480,204)	$2,743,857
Common stock dividends ($0.285 per common share)	—	—	—	—	(85,018)	(85,018)
Equity based compensation expense	—	—	2,842	—	—	2,842
Other comprehensive loss	—	—	—	(23,699)	—	(23,699)
Issuance of common stock and OP Units	242	2	—	—	—	2
Repurchases of common stock	(1,650)	(17)	(24,990)	—	—	(25,007)
Share-based awards retained for taxes	—	—	(3,405)	—	—	(3,405)
Net income	—	—	—	—	59,781	59,781
Ending balance, March 31, 2020	296,449	2,964	3,205,072	(33,242)	(505,441)	2,669,353
Common stock dividends	—	—	—	—	(3)	(3)
Equity based compensation expense	—	—	2,162	—	—	2,162
Other comprehensive loss	—	—	—	(819)	—	(819)
Issuance of common stock and OP Units	32	1	—	—	—	1
Share-based awards retained for taxes	—	—	(118)	—	—	(118)
Net income	—	—	—	—	9,044	9,044
Ending balance, June 30, 2020	296,481	2,965	3,207,116	(34,061)	(496,400)	2,679,620
Equity based compensation expense	—	—	3,468	—	—	3,468
Other comprehensive income	—	—	—	2,864	—	2,864
Issuance of common stock and OP Units	1	—	—	—	—	—
Share-based awards retained for taxes	—	—	(5)	—	—	(5)
Net income	—	—	—	—	27,944	27,944
Ending balance, September 30, 2020	296,482	$2,965	$3,210,579	$(31,197)	$(468,456)	$2,713,891
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$96,769	$212,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,334	249,825
(Accretion) amortization of debt premium and discount, net	(424)	1,053
Deferred financing cost amortization	5,550	5,299
Accretion of above- and below-market leases, net	(12,351)	(14,125)
Tenant inducement amortization and other	2,696	2,694
Impairment of real estate assets	16,306	17,468
Gain on sale of real estate assets	(23,218)	(46,266)
Equity based compensation	7,807	8,847
Loss on extinguishment of debt, net	10,441	1,620
Changes in operating assets and liabilities:
Receivables, net	(15,907)	(13,532)
Deferred charges and prepaid expenses	(22,797)	(30,138)
Other assets	(298)	(74)
Accounts payable, accrued expenses and other liabilities	7,724	4,548
Net cash provided by operating activities	323,632	399,933

Investing activities:
Improvements to and investments in real estate assets	(217,940)	(282,211)
Acquisitions of real estate assets	(3,425)	(79,634)
Proceeds from sales of real estate assets	82,922	239,838
Purchase of marketable securities	(19,944)	(36,045)
Proceeds from sale of marketable securities	18,133	47,509
Net cash used in investing activities	(140,254)	(110,543)

Financing activities:
Repayment of secured debt obligations	(7,000)	—
Repayment of borrowings under unsecured revolving credit facility	(653,000)	(541,000)
Proceeds from borrowings under unsecured revolving credit facility	646,000	235,000
Proceeds from unsecured notes	820,396	771,623
Repayment of borrowings under unsecured term loans and notes	(183,151)	(500,000)
Deferred financing and debt extinguishment costs	(17,994)	(6,689)
Distributions to common stockholders	(170,397)	(251,334)
Repurchases of common shares	(25,007)	(14,563)
Repurchases of common shares in conjunction with equity award plans	(3,528)	(1,711)
Net cash provided by (used in) financing activities	406,319	(308,674)

Net change in cash, cash equivalents and restricted cash	589,697	(19,284)
Cash, cash equivalents and restricted cash at beginning of period	21,523	50,765
Cash, cash equivalents and restricted cash at end of period	$611,220	$31,481

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$609,812	$29,072
Restricted cash	1,408	2,409
Cash, cash equivalents and restricted cash at end of period	$611,220	$31,481

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,333 and $2,401	$135,006	$134,507
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2020	December 31, 2019
Assets
Real estate
Land	$1,754,708	$1,767,029
Buildings and improvements	8,432,594	8,356,571
	10,187,302	10,123,600
Accumulated depreciation and amortization	(2,623,144)	(2,481,250)
Real estate, net	7,564,158	7,642,350

Cash and cash equivalents	599,798	19,081
Restricted cash	1,408	2,426
Marketable securities	19,987	18,054
Receivables, net	246,295	234,246
Deferred charges and prepaid expenses, net	146,911	143,973
Real estate assets held for sale	—	22,171
Other assets	51,590	60,179
Total assets	$8,630,147	$8,142,480

Liabilities
Debt obligations, net	$5,481,660	$4,861,185
Accounts payable, accrued expenses and other liabilities	444,610	537,454
Total liabilities	5,926,270	5,398,639

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 305,609,203 and 305,334,144 units issued and 296,482,211 and 297,857,267 units outstanding	2,735,075	2,753,385
Accumulated other comprehensive loss	(31,198)	(9,544)
Total capital	2,703,877	2,743,841
Total liabilities and capital	$8,630,147	$8,142,480
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental income	$253,799	$292,732	$781,635	$873,424
Other revenues	136	233	2,221	1,685
Total revenues	253,935	292,965	783,856	875,109

Operating expenses
Operating costs	24,794	29,573	80,286	90,138
Real estate taxes	42,124	43,688	126,796	130,203
Depreciation and amortization	87,488	82,837	251,334	249,825
Impairment of real estate assets	5,746	8,170	16,306	17,468
General and administrative	27,748	24,550	74,781	75,168
Total operating expenses	187,900	188,818	549,503	562,802

Other income (expense)
Dividends and interest	109	128	335	575
Interest expense	(50,991)	(47,698)	(148,197)	(142,839)
Gain on sale of real estate assets	13,621	25,621	23,218	46,266
Loss on extinguishment of debt, net	(50)	(943)	(10,441)	(1,620)
Other	(780)	(401)	(2,499)	(1,975)
Total other expense	(38,091)	(23,293)	(137,584)	(99,593)

Net income	$27,944	$80,854	$96,769	$212,714

Net income per common unit:
Basic	$0.09	$0.27	$0.32	$0.71
Diluted	$0.09	$0.27	$0.32	$0.71
Weighted average units:
Basic	296,562	298,031	296,982	298,257
Diluted	296,862	298,879	297,317	298,927
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$27,944	$80,854	$96,769	$212,714
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	2,928	(5,332)	(21,785)	(29,373)
Change in unrealized gain (loss) on marketable securities	(64)	11	131	191
Total other comprehensive income (loss)	2,864	(5,321)	(21,654)	(29,182)
Comprehensive income	$30,808	$75,533	$75,115	$183,532
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2019	$2,819,770	$15,983	$2,835,753
ASC 842 cumulative adjustment	(1,974)	—	(1,974)
Distributions to partners	(83,964)	—	(83,964)
Equity based compensation expense	2,641	—	2,641
Other comprehensive loss	—	(9,925)	(9,925)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(11,586)	—	(11,586)
Share-based awards retained for taxes	(1,547)	—	(1,547)
Net income	62,900	—	62,900
Ending balance, March 31, 2019	2,786,242	6,058	2,792,300
Distributions to partners	(83,597)	—	(83,597)
Equity based compensation expense	3,353	—	3,353
Other comprehensive loss	—	(13,936)	(13,936)
Issuance of OP Units	—	—	—
Repurchases of OP Units	(2,977)	—	(2,977)
Share-based awards retained for taxes	(164)	—	(164)
Net income	68,960	—	68,960
Ending balance, June 30, 2019	2,771,817	(7,878)	2,763,939
Distributions to partners	(83,823)	—	(83,823)
Equity based compensation expense	3,473	—	3,473
Other comprehensive loss	—	(5,321)	(5,321)
Net income	80,854	—	80,854
Ending balance, September 30, 2019	$2,772,321	$(13,199)	$2,759,122

Beginning balance, January 1, 2020	$2,753,385	$(9,544)	$2,743,841
Distributions to partners	(85,017)	—	(85,017)
Equity based compensation expense	2,842	—	2,842
Other comprehensive loss	—	(23,699)	(23,699)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(25,007)	—	(25,007)
Share-based awards retained for taxes	(3,405)	—	(3,405)
Net income	59,781	—	59,781
Ending balance, March 31, 2020	2,702,581	(33,243)	2,669,338
Distributions to partners	(10,002)	—	(10,002)
Equity based compensation expense	2,162	—	2,162
Other comprehensive loss	—	(819)	(819)
Issuance of OP Units	1	—	1
Share-based awards retained for taxes	(118)	—	(118)
Net income	9,044	—	9,044
Ending balance, June 30, 2020	2,703,668	(34,062)	2,669,606
Equity based compensation expense	3,468	—	3,468
Other comprehensive income	—	2,864	2,864
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(5)	—	(5)
Net income	27,944	—	27,944
Ending balance, September 30, 2020	$2,735,075	$(31,198)	$2,703,877
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$96,769	$212,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,334	249,825
(Accretion) amortization of debt premium and discount, net	(424)	1,053
Deferred financing cost amortization	5,550	5,299
Accretion of above- and below-market leases, net	(12,351)	(14,125)
Tenant inducement amortization and other	2,696	2,694
Impairment of real estate assets	16,306	17,468
Gain on sale of real estate assets	(23,218)	(46,266)
Equity based compensation	7,807	8,847
Loss on extinguishment of debt, net	10,441	1,620
Changes in operating assets and liabilities:
Receivables, net	(15,907)	(13,532)
Deferred charges and prepaid expenses	(22,797)	(30,138)
Other assets	(298)	(74)
Accounts payable, accrued expenses and other liabilities	7,724	4,548
Net cash provided by operating activities	323,632	399,933

Investing activities:
Improvements to and investments in real estate assets	(217,940)	(282,211)
Acquisitions of real estate assets	(3,425)	(79,634)
Proceeds from sales of real estate assets	82,922	239,838
Purchase of marketable securities	(19,944)	(36,042)
Proceeds from sale of marketable securities	18,133	47,509
Net cash used in investing activities	(140,254)	(110,540)

Financing activities:
Repayment of secured debt obligations	(7,000)	—
Repayment of borrowings under unsecured revolving credit facility	(653,000)	(541,000)
Proceeds from borrowings under unsecured revolving credit facility	646,000	235,000
Proceeds from unsecured notes	820,396	771,623
Repayment of borrowings under unsecured term loans and notes	(183,151)	(500,000)
Deferred financing and debt extinguishment costs	(17,994)	(6,689)
Partner distributions and repurchases of OP Units	(208,930)	(267,503)
Net cash provided by (used in) financing activities	396,321	(308,569)

Net change in cash, cash equivalents and restricted cash	579,699	(19,176)
Cash, cash equivalents and restricted cash at beginning of period	21,507	50,639
Cash, cash equivalents and restricted cash at end of period	$601,206	$31,463

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$599,798	$29,054
Restricted cash	1,408	2,409
Cash, cash equivalents and restricted cash at end of period	$601,206	$31,463

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,333 and $2,401	$135,006	$134,507
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company” or “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other material assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of September 30, 2020, the Company’s portfolio was comprised of 395 shopping centers (the “Portfolio”) totaling approximately 69 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.
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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2020 and December 31, 2019. Open tax years generally range from 2017 through 2019 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

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

2. Acquisition of Real Estate
During the nine months ended September 30, 2020, the Company acquired the following assets:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Shops at Palm Lakes	Miami Gardens, FL	Feb-20	N/A	$2,020
Land adjacent to College Plaza	Selden, NY	Jul-20	N/A	1,405
			N/A	$3,425
(1)No debt was assumed related to the listed acquisitions.
(2)Aggregate purchase price includes $0.1 million of transaction costs.

During the nine months ended September 30, 2019, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Parmer Crossing	Austin, TX	Apr-19	N/A	$2,197
Centennial Shopping Center	Englewood, CO	Apr-19	113,682	18,011
Plymouth Square Shopping Center(3)	Conshohocken, PA	May-19	235,728	56,909
Leases at Baytown Shopping Center	Baytown, TX	Jun-19	N/A	2,517
			349,410	$79,634
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $1.2 million of transaction costs.
(3)GLA excludes square footage related to the anticipated relocation of the Company's regional office. Total acquired GLA is 288,718 square feet.

The aggregate purchase price of the assets acquired during the nine months ended September 30, 2020 and 2019, respectively, has been allocated as follows:

	Nine Months Ended September 30,
Assets	2020	2019
Land	$3,425	$25,953
Buildings	—	45,781
Building and tenant improvements	—	5,832
Above-market leases(1)	—	155
In-place leases(2)	—	6,923
Total assets	3,425	84,644

Liabilities
Below-market leases(3)	—	5,010
Total liabilities	—	5,010
Net assets acquired	$3,425	$79,634
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the nine months ended September 30, 2019 was 10.4 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the nine months ended September 30, 2019 was 8.8 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the nine months ended September 30, 2019 was 24.3 years.

3. Dispositions and Assets Held for Sale
During the three months ended September 30, 2020, the Company disposed of three shopping centers, one partial shopping center and one land parcel for aggregate net proceeds of $36.2 million resulting in aggregate gain of $13.1 million and aggregate impairment of less than $0.1 million. In addition, during the three months ended September 30, 2020, the Company received aggregate net proceeds of less than $0.1 million and resolved contingencies of $0.1 million from previously disposed assets resulting in aggregate gain of $0.1 million. During the nine months ended September 30, 2020, the Company disposed of eight shopping centers, three partial shopping centers and one land parcel for aggregate net proceeds of $81.9 million resulting in aggregate gain of $21.3 million and aggregate impairment of $6.0 million. In addition, during the nine months ended September 30, 2020, the Company received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million.

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

As of September 30, 2020, the Company did not have any properties held for sale. As of December 31, 2019, the Company had two properties and two partial properties held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	September 30, 2020	December 31, 2019
Land	$—	$3,356
Buildings and improvements	—	31,650
Accumulated depreciation and amortization	—	(13,044)
Real estate, net	—	21,962
Other assets	—	209
Assets associated with real estate assets held for sale	$—	$22,171

Liabilities
Below-market leases	$—	$415
Liabilities associated with real estate assets held for sale(1)	$—	$415
(1)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

There were no discontinued operations for the three and nine months ended September 30, 2020 and 2019 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2020	December 31, 2019
Land	$1,754,708	$1,767,029
Buildings and improvements:
Buildings and tenant improvements(1)	7,853,233	7,741,607
Lease intangibles(2)	579,361	614,964
	10,187,302	10,123,600
Accumulated depreciation and amortization(3)	(2,623,144)	(2,481,250)
Total	$7,564,158	$7,642,350
(1)As of September 30, 2020 and December 31, 2019, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $32.2 million and $46.9 million, respectively.
(2)As of September 30, 2020 and December 31, 2019, Lease intangibles consisted of $521.7 million and $554.9 million, respectively, of in-place leases and $57.7 million and $60.1 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(3)As of September 30, 2020 and December 31, 2019, Accumulated depreciation and amortization included $515.6 million and $533.1 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of September 30, 2020 and December 31, 2019, the Company had intangible liabilities relating to below-market leases of $354.6 million and $372.1 million, respectively, and accumulated accretion of $263.7 million and $267.1 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended September 30, 2020 and 2019 was $4.1 million and $4.5 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the nine months ended September 30, 2020 and 2019 was $12.4 million and $14.1 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2020 and 2019 was $4.5 million and $6.7 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2020 and 2019 was $14.8 million and

$19.5 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2020 (remaining three months)	$(3,144)	$3,946
2021	(11,290)	12,870
2022	(9,337)	9,003
2023	(8,114)	6,554
2024	(7,601)	4,887

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

The Company recognized the following impairments during the three months ended September 30, 2020:

Three Months Ended September 30, 2020
Property Name(1)	Location	GLA	Impairment Charge
Northmall Centre	Tucson, AZ	165,350	$5,721
Chamberlain Plaza(2)	Meriden, CT	54,302	25
		219,652	$5,746
(1)The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the three months ended September 30, 2020.

The Company recognized the following impairments during the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Property Name(1)	Location	GLA	Impairment Charge
Northmall Centre	Tucson, AZ	165,350	$5,721
Spring Mall	Greenfield, WI	45,920	4,584
30th Street Plaza(2)	Canton, OH	145,935	4,449
Chamberlain Plaza(2)	Meriden, CT	54,302	1,538
Parcel at Lakes Crossing(2)(3)	Muskegon, MI	4,990	14
		416,497	$16,306
(1)The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the nine months ended September 30, 2020.
(3)This property was classified as held for sale as of December 31, 2019.

The Company recognized the following impairment during the three months ended September 30, 2019:

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the nine months ended September 30, 2020 and year ended December 31, 2019, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2020 and December 31, 2019 is as follows:

	Number of Instruments		Notional Amount
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest Rate Swaps	7	7	$800,000	$800,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the

Company’s interest rate derivatives on a gross and net basis as of September 30, 2020 and December 31, 2019 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2020	December 31, 2019
Gross derivative assets	$—	$3,795
Gross derivative liabilities	(31,439)	(13,449)
Net derivative liabilities	$(31,439)	$(9,654)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in unrealized loss on interest rate swaps	$(133)	$(4,125)	$(27,144)	$(23,375)
Amortization (accretion) of interest rate swaps to interest expense	3,061	(1,207)	5,359	(5,998)
Change in unrealized gain (loss) on interest rate swaps, net	$2,928	$(5,332)	$(21,785)	$(29,373)

The Company estimates that $11.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2020 and 2019.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2020 and December 31, 2019, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of September 30, 2020 and December 31, 2019, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2020	December 31, 2019	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loan
Secured loan	$—	$7,000	N/A	N/A
Net unamortized premium	—	211
Net unamortized debt issuance costs	—	(37)
Total secured loan, net	$—	$7,174

Notes payable
Unsecured notes(2)(3)	$4,835,302	$4,218,453	1.30% – 7.97%	2022 – 2030
Net unamortized premium	31,478	11,078
Net unamortized debt issuance costs	(27,146)	(23,579)
Total notes payable, net	$4,839,634	$4,205,952

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Revolving Facility	$—	$7,000	N/A	2023
Unsecured $350 Million Term Loan(3)	350,000	350,000	1.41%	2023
Unsecured $300 Million Term Loan(4)	300,000	300,000	1.41%	2024
Net unamortized debt issuance costs	(7,974)	(8,941)
Total Unsecured Credit Facility and term loans	$642,026	$648,059

Total debt obligations, net	$5,481,660	$4,861,185
(1)Stated interest rates as of September 30, 2020 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.76% as of September 30, 2020.
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

2020 Debt Transactions
During the nine months ended September 30, 2020, the Company repaid $7.0 million, net of borrowings, under the Operating Partnership’s $1.25 billion revolving credit facility (the “Revolving Facility”).

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

In August 2020, the Operating Partnership issued an additional $300.0 million aggregate principal amount of the 2030 Notes at 107.172% of par, the net proceeds of which were used to repay outstanding indebtedness under the Revolving Facility and for general corporate purposes. The additional notes form a single series with the previously outstanding 2030 Notes.

In June 2020, the Operating Partnership commenced a cash tender offer (the “Tender Offer”) for any and all of its outstanding 3.875% Senior Notes due 2022 (the “2022 Notes”). The Tender Offer expired on June 26, 2020. As a result of the Tender Offer, the Company repurchased notes with a face value of $182.5 million on June 29, 2020 and $0.7 million on July 1, 2020. Following the repurchase, $316.8 million aggregate principal amount of the 2022 Notes remains outstanding.

During the nine months ended September 30, 2020, as a result of the Tender Offer and the repayment of its $7.0 million secured loan, the Company recognized a $10.4 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $9.7 million of prepayment fees and $0.7 million of accelerated unamortized debt issuance costs and debt discounts, net of premiums.

In April 2020, the Operating Partnership amended its senior unsecured credit agreements related to the Revolving Facility and the Operating Partnership’s term loans, changing the covenant calculation reference period to the most recent twelve months for which it reported financial results from the most recent six months for which it reported financial results, annualized.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2020.

Debt Maturities
As of September 30, 2020 and December 31, 2019, the Company had accrued interest of $44.9 million and $36.9 million outstanding, respectively. As of September 30, 2020, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2020 (remaining three months)	$—
2021	—
2022	566,849
2023	850,000
2024	800,000
Thereafter	3,268,453
Total debt maturities	5,485,302
Net unamortized premium	31,478
Net unamortized debt issuance costs	(35,120)
Total debt obligations, net	$5,481,660

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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2020		December 31, 2019
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Secured loan	$—	$—	$7,174	$7,306
Notes payable	4,839,634	5,128,018	4,205,952	4,422,513
Unsecured Credit Facility and term loans	642,026	647,968	648,059	658,490
Total debt obligations, net	$5,481,660	$5,775,986	$4,861,185	$5,088,309

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,987	$891	$19,096	$—

Liabilities:
Interest rate derivatives	$(31,439)	$—	$(31,439)	$—

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$18,054	$1,459	$16,595	$—
Interest rate derivatives	$3,795	$—	$3,795	$—

Liabilities:
Interest rate derivatives	$(13,449)	$—	$(13,449)	$—
(1)As of September 30, 2020 and December 31, 2019, marketable securities included $0.2 million and $0.1 million of net unrealized gains, respectively. As of September 30, 2020, the contractual maturities of the Company’s marketable securities are within the next five years.

Non-Recurring Fair Value
On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, including the impact of COVID-19, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. Fair value is determined by offers from third-party buyers, market comparable data, third party appraisals or discounted cash flow analyses. The cash flows utilized in such analyses are comprised of unobservable inputs which include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that the

Company believes to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the nine months ended September 30, 2020 and during the year ended December 31, 2019, excluding the properties sold prior to September 30, 2020 and December 31, 2019, respectively:

	Fair Value Measurements as of September 30, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)(3)	$18,842	$—	$—	$18,842	$10,305

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(4)(5)	$23,533	$—	$—	$23,533	$7,983
(1)Excludes properties disposed of prior to September 30, 2020.
(2)The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the nine months ended September 30, 2020 includes $13.9 million related to Northmall Centre.
(3)The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the nine months ended September 30, 2020 includes $4.9 million related to Spring Mall. The capitalization rate of 8.0% and discount rate of 8.0% which were utilized in the discounted cash flow analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the investment.
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

Additionally, variable lease payments based on percentage rents are recognized once the required sales data is made available. The Company recognized $0.6 million and $1.1 million of income based on percentage rents for the three months ended September 30, 2020 and 2019, respectively. The Company recognized $3.6 million and $6.0 million of income based on percentage rents for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

COVID-19
The global outbreak of the novel strain of coronavirus (“COVID-19”) and the public health measures that have been undertaken in response have had a significant adverse impact on the Company’s business, the Company’s tenants and the global economy. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, have forced many of the Company’s tenants to close stores, reduce hours or significantly limit service, and have resulted in a dramatic increase in national unemployment and a significant economic contraction. Certain tenants experiencing economic difficulties during this pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals, and in more limited cases in the form of rent abatements.

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

The following table presents the COVID-19 related deferrals and abatements granted for lease payments due during the three and nine months ended September 30, 2020. Lease payments presented consist of fixed contractual base rent and may include the reimbursement of certain property operating expenses.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Deferrals	Abatements	Deferrals	Abatements
Lease payments (lease modifications)	$1,991	$1,686	$2,735	$1,893
Lease payments (not lease modifications)	18,650	402	32,815	438
	$20,641	$2,088	$35,550	$2,331

The following table presents the deferrals that were not lease modifications and were included in Receivables, net on the Company's Unaudited Condensed Consolidated Balance Sheets:

COVID-19 Deferred Receivable
Beginning balance, March 31, 2020	$—
Deferred lease payments (not lease modifications)	14,165
Deferred lease payments deemed uncollectible	(3,228)
Deferred lease payments received	(49)
Ending balance, June 30, 2020	10,888
Deferred lease payments (not lease modifications)	18,650
Deferred lease payments deemed uncollectible	(8,742)
Deferred lease payments received	(2,318)
Ending balance, September 30, 2020	$18,478

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes a lease liability and a right-of-use (“ROU”) asset based on the present value of future lease payments over the noncancellable lease term. As of September 30, 2020 the Company is not including any prospective renewal or termination options in its lease liabilities or ROU assets, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay its proportionate share of property operating expenses such as common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Statements of Operations Information	2020	2019	2020	2019
Operating lease costs	$1,761	$1,705	$5,278	$5,121
Short-term lease costs	10	9	29	29
Variable lease costs	146	80	380	336
Total lease costs	$1,917	$1,794	$5,687	$5,486

	Nine Months Ended September 30,
Supplemental Statements of Cash Flows Information	2020	2019
Operating cash outflows from operating leases	$5,286	$5,226
ROU assets obtained in exchange for operating lease liabilities	$1,140	$44,354
ROU assets written off due to lease modifications	$(1,748)	$—

Operating Lease Liabilities	As of September 30, 2020
Future minimum operating lease payments:
2020 (remaining three months)	$1,762
2021	6,257
2022	6,028
2023	5,339
2024	5,246
Thereafter	30,073
Total future minimum operating lease payments	54,705
Less: imputed interest	(14,785)
Operating lease liabilities	$39,920

Supplemental Balance Sheets Information	As of September 30, 2020	As of December 31, 2019
Operating lease liabilities(1)(2)	$39,920	$44,707
ROU assets(1)(3)	$35,318	$39,860
(1)As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term was 12.7 years and 10.9 years, respectively, and the weighted average discount rate was 4.39% and 4.30%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2020, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In January 2020, the Company established an at-the-market equity offering program (the “ATM Program”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers and forward purchasers. As of September 30, 2020, no shares have been issued under the ATM Program, and as a result, $400.0 million of common stock remained available for issuance.

Share Repurchase Program
In January 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program (the “Prior Program”), which expired on December 5, 2019. During the nine months ended September 30, 2020, the Company repurchased 1.7 million shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred total commissions of less than $0.1 million in conjunction with the Program for the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company repurchased 0.8 million shares of common stock under the Prior Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. The Company incurred total commissions of less than $0.1 million in conjunction with the Prior Program for the nine months ended September 30, 2019. As of September 30, 2020, the Program had $375.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the nine months ended September 30, 2020 and 2019, the Company withheld 0.2 million and 0.1 million shares, respectively.

Dividends and Distributions
During the three months ended September 30, 2020, the Company did not declare common stock dividends and OP Unit distributions. During the three months ended September 30, 2019, the Company declared common stock dividends and OP Unit distributions of $0.280 per share/unit. As of September 30, 2020 and December 31, 2019, the Company had declared but unpaid common stock dividends and OP Unit distributions of $1.8 million and $87.2 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.7 million and 0.8 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 20.0% to 23.0% and 20.0% to 21.0%, respectively; (ii) a weighted average risk-free interest rate of 1.20% to 1.30% and 2.55%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.9% to 6.0% and 5.6%, respectively.

During the three months ended September 30, 2020 and 2019, the Company recognized $3.5 million and $3.5 million of equity compensation expense, respectively, of which $0.3 million and $0.2 million was capitalized, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $8.5 million and $9.5 million of equity compensation expense, respectively, of which $0.7 million and $0.6 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2020, the Company had $17.1 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Computation of Basic Earnings Per Share:
Net income	$27,944	$80,854	$96,769	$212,714
Non-forfeitable dividends on unvested restricted shares	(82)	(176)	(269)	(484)
Net income attributable to the Company’s common stockholders for basic earnings per share	$27,862	$80,678	$96,500	$212,230

Weighted average number shares outstanding – basic	296,562	298,031	296,982	298,257

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.09	$0.27	$0.32	$0.71

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$27,862	$80,678	$96,500	$212,230

Weighted average shares outstanding – basic	296,562	298,031	296,982	298,257
Effect of dilutive securities:
Equity awards	300	848	335	670
Weighted average shares outstanding – diluted	296,862	298,879	297,317	298,927

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.09	$0.27	$0.32	$0.71

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Computation of Basic Earnings Per Unit:
Net income	$27,944	$80,854	$96,769	$212,714
Non-forfeitable dividends on unvested restricted units	(82)	(176)	(269)	(484)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$27,862	$80,678	$96,500	$212,230

Weighted average number common units outstanding – basic	296,562	298,031	296,982	298,257

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.09	$0.27	$0.32	$0.71

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$27,862	$80,678	$96,500	$212,230

Weighted average common units outstanding – basic	296,562	298,031	296,982	298,257
Effect of dilutive securities:
Equity awards	300	848	335	670
Weighted average common units outstanding – diluted	296,862	298,879	297,317	298,927

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.09	$0.27	$0.32	$0.71

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

The Company believes that no additional governmental proceedings relating to these matters will be brought against the Company. The Company understands that the SEC and the U.S. Attorney’s Office for the Southern District of New York are pursuing actions relating to these matters with respect to certain former employees. The Company remains obligated to indemnify these former officers for legal and other professional fees and these amounts are now in excess of the Company’s insurance coverage and are being funded by the Company. Under certain circumstances, the former officers are contractually obligated to reimburse the Company for such amounts advanced. However, it is possible that the Company may not be able to recover any or all of these amounts.

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

As of September 30, 2020 and December 31, 2019, there were no material receivables from or payables to related parties.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2020 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2020 through the date the financial statements were issued other than the following:

•On October 30, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.215 per common share for the fourth quarter of 2020. The dividend was temporarily suspended for the second and third quarters of 2020 in response to uncertainties created by the COVID-19 pandemic. The dividend is payable on January 15, 2021 to shareholders of record on January 6, 2021.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company” or “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of September 30, 2020, our portfolio was comprised of 395 shopping centers (the “Portfolio”) totaling approximately 69 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of September 30, 2020, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. The Parent Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2019, and intends to satisfy such requirements for subsequent taxable years.

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

See “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q for the factors that could affect our rental income and/or property operating expenses. As discussed below and in “Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic is significantly impacting many of these factors.

Impacts on Business from COVID-19
The global outbreak of a novel strain of coronavirus (“COVID-19”) and the public health measures that have been undertaken in response have had a significant adverse impact on our business, our tenants and the global economy. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, have forced many of our tenants to close stores, reduce hours or significantly limit service, and have resulted in a dramatic increase in national unemployment and a significant economic contraction. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. Approximately 70% of our shopping centers are anchored by grocery stores. Grocery stores and other essential tenants have remained open throughout this time and many have experienced stable or increased sales, which we believe will help to partially mitigate the adverse impact of COVID-19 on our business. COVID-19 has significantly impacted our operations during the second and third quarters of 2020, and the following operating trends, combined with macroeconomic trends such as significantly increased unemployment and changes in consumer spending, lead us to believe that our operating results for 2020 and 2021 will continue to be adversely affected by COVID-19.

The following table presents information related to rent collection and store closures:

	As of October 30, 2020
	Second Quarter 2020 Billed Base Rent Collected	Third Quarter 2020 Billed Base Rent Collected	Portfolio Composition By ABR	Percent of ABR Currently Closed
Essential retailers(1)	99%	99%	34%	0%
Hybrid retailers(2)	82%	88%	25%	4%
Other retailers or services(3)	65%	80%	41%	5%
Weighted average	81%	88%		3%
(1)    Businesses deemed necessary for day-to-day living.
(2)    Businesses deemed necessary for day-to-day living, but operating in a moderated capacity, and businesses deemed necessary for day-to-day living in many, but not all jurisdictions.
(3)    Businesses deemed non-essential for day-to-day living.

•Timing of rental payments: Certain tenants experiencing economic difficulties during this pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals, and in more limited cases in the form of rent abatements. Rent deferrals have significantly increased our Receivables, net. We are in ongoing discussions with our tenants regarding rent that has not yet been collected or addressed through executed deferral or abatement agreements.

•Leasing activity: While lease execution velocity notably slowed in the second quarter of 2020, it has since recovered to levels similar to those experienced in prior periods.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including the deferral of approximately $100.0 million of capital expenditures originally anticipated in 2020 and the temporary suspension of our quarterly cash dividend for the second and third quarters of 2020. In June 2020 and August 2020, we issued an aggregate of $800.0 million principal amount of 4.050% Senior Notes due 2030, the net proceeds of which were used to repurchase a portion of our 3.875% Senior Notes due 2022, repay outstanding indebtedness under our $1.25 billion revolving credit facility (the “Revolving Facility”), and for general corporate purposes. As of October 30, 2020, we have approximately $660.0 million in cash, approximately $1.2 billion of remaining availability under the Revolving Facility, and no debt maturities until 2022. In addition, we have encouraged our tenants whose businesses have been impacted by COVID-19 to explore their eligibility for benefits under government assistance programs intended to provide financial support to affected businesses; the ultimate impact of such assistance on our tenants, however, is not yet clear.

We expect the significance of the COVID-19 crisis and the resulting economic slowdown on our financial and operational results to be dictated by, among other things, the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior. Adverse developments related to these conditions could increase the number of tenants that close their stores, that are unable to meet their lease obligations to us, and/or that file for bankruptcy protection, and could limit the demand for space from new tenants. These uncertainties make it difficult to predict operating results for our Portfolio for the remainder of 2020 and 2021. Therefore, there can be no assurances that we will not experience declines in revenues, net income or funds from operations, which could be material. See “Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Leasing Highlights
As of September 30, 2020, billed and leased occupancy were 88.0% and 91.2%, respectively, as compared to 88.6% and 91.9%, respectively, as of September 30, 2019.

The following table summarizes our executed leasing activity for the three months ended September 30, 2020 and 2019 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended September 30, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	418	3,155,433	$14.20	$2.55	$1.08	6.1%
New and renewal leases	368	2,152,872	15.53	3.71	1.58	5.7%
New leases	103	683,517	16.22	10.05	4.94	14.1%
Renewal leases	265	1,469,355	15.21	0.76	0.01	4.5%
Option leases	50	1,002,561	11.35	0.07	—	7.1%

For the Three Months Ended September 30, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	509	3,623,347	$13.95	$6.92	$1.38	11.1%
New and renewal leases	438	2,252,432	16.63	11.12	2.22	13.3%
New leases	160	948,964	15.63	23.97	5.07	30.5%
Renewal leases	278	1,303,468	17.36	1.77	0.15	9.4%
Option leases	71	1,370,915	9.55	—	—	6.5%
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

The following table summarizes our executed leasing activity for the nine months ended September 30, 2020 and 2019 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Nine Months Ended September 30, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,035	7,344,267	$13.89	$3.23	$1.11	7.2%
New and renewal leases	886	4,839,357	15.17	4.87	1.68	7.1%
New leases	281	1,695,732	15.47	12.52	4.73	19.6%
Renewal leases	605	3,143,625	15.01	0.74	0.04	4.5%
Option leases	149	2,504,910	11.41	0.07	—	7.4%

For the Nine Months Ended September 30, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,360	10,107,597	$13.82	$6.88	$1.44	10.9%
New and renewal leases	1,155	6,188,294	15.93	11.20	2.34	13.3%
New leases	483	2,669,762	16.42	23.75	5.27	31.0%
Renewal leases	672	3,518,532	15.56	1.68	0.12	8.3%
Option leases	205	3,919,303	10.48	0.05	—	7.2%
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

Acquisition Activity
•During the nine months ended September 30, 2020, we acquired two land parcels for $3.4 million, including transaction costs.

•During the nine months ended September 30, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs.

Disposition Activity
•During the nine months ended September 30, 2020, we disposed of eight shopping centers, three partial shopping centers and one land parcel for aggregate net proceeds of $81.9 million resulting in aggregate gain of $21.3 million and aggregate impairment of $6.0 million. In addition, during the nine months ended September 30, 2020, we received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million.

•During the nine months ended September 30, 2019, we disposed of 18 shopping centers and four partial shopping centers for aggregate net proceeds of $239.4 million resulting in aggregate gain of $46.0 million and aggregate impairment of $14.4 million. In addition, during the nine months ended September 30, 2019, we received aggregate net proceeds of $0.4 million from previously disposed assets resulting in aggregate gain of $0.3 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019
Revenues (in thousands)

	Three Months Ended September 30,
	2020	2019	$ Change
Revenues
Rental income	$253,799	$292,732	$(38,933)
Other revenues	136	233	(97)
Total revenues	$253,935	$292,965	$(39,030)

Rental income
The decrease in rental income for the three months ended September 30, 2020 of $38.9 million, as compared to the corresponding period in 2019, was due to a $7.3 million decrease in rental income due to net disposition activity and a $31.6 million decrease for the remaining portfolio. The decrease for the remaining portfolio was due to (i) a $19.3 million increase in revenues deemed uncollectible; (ii) a $9.8 million decrease in straight-line rental income, net; (iii) a $1.5 million decrease in expense reimbursements; (iv) a $1.2 million decrease in base rent; (v) a $0.4 million decrease in percentage rents; (vi) a $0.2 million decrease in ancillary and other rental income; and (vii) a $0.2 million decrease in accretion of above- and below-market leases and tenant inducements, net; partially offset by (viii) a $1.0 million increase in lease termination fees. The increase in revenues deemed uncollectible and decrease in straight-line rental income, net were primarily attributable to COVID-19. The $1.2 million decrease in base rent for the remaining portfolio was primarily due to COVID-19 rent deferrals accounted for as lease modifications and rent abatements, partially offset by contractual rent increases, an increase in weighted average billed occupancy, and positive rent spreads for new and renewal leases and option exercises of 7.2% during the nine months ended September 30, 2020 and 10.9% during the year ended December 31, 2019.

Other revenues
Other revenues remained generally consistent for the three months ended September 30, 2020 as compared to the corresponding period in 2019.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2020	2019	$ Change
Operating expenses
Operating costs	$24,794	$29,573	$(4,779)
Real estate taxes	42,124	43,688	(1,564)
Depreciation and amortization	87,488	82,837	4,651
Impairment of real estate assets	5,746	8,170	(2,424)
General and administrative	27,748	24,550	3,198
Total operating expenses	$187,900	$188,818	$(918)

Operating costs
The decrease in operating costs for the three months ended September 30, 2020 of $4.8 million, as compared to the corresponding period in 2019, was primarily due to a $1.0 million decrease in operating costs due to net disposition activity and a $3.8 million decrease for the remaining portfolio primarily due to proactive cost reductions taken in response to COVID-19 and favorable insurance captive adjustments.

Real estate taxes
The decrease in real estate taxes for the three months ended September 30, 2020 of $1.6 million, as compared to the corresponding period in 2019, was primarily due to a $1.0 million decrease in real estate taxes due to net disposition activity and a $0.6 million decrease for the remaining portfolio primarily due to decreases in assessments from several jurisdictions.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended September 30, 2020 of $4.7 million, as compared to the corresponding period in 2019, was primarily due to a $2.2 million decrease in depreciation and amortization due to net disposition activity, offset by a $6.9 million increase for the remaining portfolio primarily related to tenant write-offs and value-enhancing reinvestment capital expenditures, partially offset by a decrease in depreciation and amortization for the remaining portfolio related to acquired in-place lease intangibles.

Impairment of real estate assets
During the three months ended September 30, 2020, aggregate impairment of $5.7 million was recognized on one shopping center as a result of disposition activity and one operating property. During the three months ended September 30, 2019, aggregate impairment of $8.2 million was recognized on three shopping centers and one partial shopping center as a result of disposition activity. Impairments recognized were due to changes in anticipated hold periods in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended September 30, 2020 of $3.2 million, as compared to the corresponding period in 2019, was primarily due to an increase in litigation and other non-routine legal expenses, partially offset by a decrease in professional and travel costs due to COVID-19.

During the three months ended September 30, 2020 and 2019, construction compensation costs of $3.8 million and $3.8 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.1 million and $0.0 million, respectively and leasing commission costs of $1.4 million and $1.6 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2020	2019	$ Change
Other income (expense)
Dividends and interest	$109	$128	$(19)
Interest expense	(50,991)	(47,698)	(3,293)
Gain on sale of real estate assets	13,621	25,621	(12,000)
Loss on extinguishment of debt, net	(50)	(943)	893
Other	(780)	(401)	(379)
Total other expense	$(38,091)	$(23,293)	$(14,798)

Dividends and interest
Dividends and interest remained generally consistent for the three months ended September 30, 2020 as compared to the corresponding period in 2019.

Interest expense
The increase in interest expense for the three months ended September 30, 2020 of $3.3 million, as compared to the corresponding period in 2019, was primarily due to higher overall debt obligations as we bolstered liquidity in response to COVID-19.

Gain on sale of real estate assets
During the three months ended September 30, 2020, two shopping centers, one partial shopping center and one land parcel were disposed resulting in aggregate gain of $13.1 million. In addition, during the three months ended September 30, 2020, we received aggregate net proceeds of less than $0.1 million and resolved contingencies of $0.1 million from previously disposed assets resulting in aggregate gain of $0.1 million, and we received final insurance proceeds related to two shopping centers that were damaged by Hurricane Michael resulting in aggregate gain of $0.4 million. During the three months ended September 30, 2019, nine shopping centers were disposed resulting in aggregate gain of $25.5 million. In addition, during the three months ended September 30, 2019, we received aggregate net proceeds of $0.1 million from previously disposed assets resulting in aggregate gain of $0.1 million.

Loss on extinguishment of debt, net
During the three months ended September 30, 2020, we repurchased $0.7 million of our 3.875% Senior Notes due 2022 through a tender offer, resulting in a $0.1 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes less than $0.1 million of prepayment fees and less than $0.1 million of accelerated unamortized debt issuance costs and debt discounts. During the three months ended September 30, 2019, we repaid $300.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended April 29, 2020 (the “Unsecured Credit Facility”), resulting in a $0.9 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The increase in other expense for the three months ended September 30, 2020 of $0.4 million, as compared to the corresponding period in 2019, was primarily due to favorable tax adjustments in the prior year.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
Revenues (in thousands)

	Nine Months Ended September 30,
	2020	2019	$ Change
Revenues
Rental income	$781,635	$873,424	$(91,789)
Other revenues	2,221	1,685	536
Total revenues	$783,856	$875,109	$(91,253)

Rental income
The decrease in rental income for the nine months ended September 30, 2020 of $91.8 million, as compared to the corresponding period in 2019, was due to a $23.7 million decrease in rental income due to net disposition activity and a $68.1 million decrease for the remaining portfolio. The decrease for the remaining portfolio was due to (i) a $47.7 million increase in revenues deemed uncollectible; (ii) a $29.4 million decrease in straight-line rental income, net; (iii) a $2.4 million decrease in percentage rents; (iv) a $1.3 million decrease in accretion of above- and below-market leases and tenant inducements, net; (v) a $0.5 million decrease in ancillary and other rental income; and (vi) a $0.1 million decrease in expense reimbursements; partially offset by (vii) an $11.2 million increase in base rent; and (viii) a $2.1 million increase in lease termination fees. The increase in revenues deemed uncollectible and decrease in straight-line rental income, net were primarily attributable to COVID-19. The $11.2 million increase in base rent for the remaining portfolio was primarily due to contractual rent increases, an increase in weighted average billed occupancy, and positive rent spreads for new and renewal leases and option exercises of 7.2% during the nine months ended September 30, 2020 and 10.9% during the year ended December 31, 2019, partially offset by COVID-19 rent deferrals accounted for as lease modifications and rent abatements.

Other revenues
The increase in other revenues for the nine months ended September 30, 2020 of $0.5 million, as compared to the corresponding period in 2019, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2020	2019	$ Change
Operating expenses
Operating costs	$80,286	$90,138	$(9,852)
Real estate taxes	126,796	130,203	(3,407)
Depreciation and amortization	251,334	249,825	1,509
Impairment of real estate assets	16,306	17,468	(1,162)
General and administrative	74,781	75,168	(387)
Total operating expenses	$549,503	$562,802	$(13,299)

Operating costs
The decrease in operating costs for the nine months ended September 30, 2020 of $9.9 million, as compared to the corresponding period in 2019, was primarily due to a $3.0 million decrease in operating costs due to net disposition activity and a $6.9 million decrease for the remaining portfolio primarily due to proactive cost reductions taken in response to COVID-19 and favorable insurance captive adjustments.

Real estate taxes
The decrease in real estate taxes for the nine months ended September 30, 2020 of $3.4 million, as compared to the corresponding period in 2019, was primarily due to a $3.2 million decrease in real estate taxes due to net disposition activity and a $0.2 million decrease for the remaining portfolio primarily due to an increase in capitalized real estate taxes.

Depreciation and amortization
The increase in depreciation and amortization for the nine months ended September 30, 2020 of $1.5 million, as compared to the corresponding period in 2019, was primarily due to a $6.5 million decrease in depreciation and amortization due to net disposition activity, offset by an $8.0 million increase for the remaining portfolio primarily related to tenant write-offs and value-enhancing reinvestment capital expenditures, partially offset by a decrease in depreciation and amortization for the remaining portfolio related to acquired in-place lease intangibles.

Impairment of real estate assets
During the nine months ended September 30, 2020, aggregate impairment of $16.3 million was recognized on two shopping centers and one partial shopping center as a result of disposition activity and two operating properties. During the nine months ended September 30, 2019, aggregate impairment of $17.5 million was recognized on three shopping centers and one partial shopping center as a result of disposition activity and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the nine months ended September 30, 2020 of $0.4 million, as compared to the corresponding period in 2019, was primarily due to a decrease in marketing, professional and travel costs due to COVID-19 and a decrease in net compensation costs, partially offset by an increase in litigation and other non-routine legal expenses.

During the nine months ended September 30, 2020 and 2019, construction compensation costs of $10.9 million and $10.7 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.2 million and $0.0 million, respectively and leasing commission costs of $4.0 million and $4.5 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2020	2019	$ Change
Other income (expense)
Dividends and interest	$335	$575	$(240)
Interest expense	(148,197)	(142,839)	(5,358)
Gain on sale of real estate assets	23,218	46,266	(23,048)
Loss on extinguishment of debt, net	(10,441)	(1,620)	(8,821)
Other	(2,499)	(1,975)	(524)
Total other expense	$(137,584)	$(99,593)	$(37,991)

Dividends and interest
The decrease in dividends and interest for the nine months ended September 30, 2020 of $0.2 million, as compared to the corresponding period in 2019, was primarily due to a $0.2 million decrease in investment income from marketable securities.

Interest expense
The increase in interest expense for the nine months ended September 30, 2020 of $5.4 million, as compared to the corresponding period in 2019, was primarily due to higher overall debt obligations as we bolstered liquidity in response to COVID-19.

Gain on sale of real estate assets
During the nine months ended September 30, 2020, six shopping centers, two partial shopping centers and one land parcel were disposed resulting in aggregate gain of $21.3 million. In addition, during the nine months ended September 30, 2020, we received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million, and we received final insurance proceeds related to two shopping centers that were damaged by Hurricane Michael resulting in aggregate gain of $0.4 million. During the nine months ended September 30, 2019, 15 shopping centers and three partial shopping centers were disposed resulting in aggregate gain of $46.0 million. In addition, during the nine months ended September 30, 2019, we received aggregate net proceeds of $0.4 million from previously disposed assets resulting in aggregate gain of $0.3 million.

Loss on extinguishment of debt, net
During the nine months ended September 30, 2020, we repurchased $183.2 million of our 3.875% Senior Notes due 2022 through a tender offer and repaid our $7.0 million secured loan, resulting in a $10.4 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $9.7 million of prepayment fees and $0.7 million of accelerated unamortized debt issuance costs and debt discounts, net of premiums. During the nine months ended September 30, 2019, we repaid $500.0 million of an unsecured term loan under the Unsecured Credit Facility, resulting in a $1.6 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The increase in other expense for the nine months ended September 30, 2020 of $0.5 million, as compared to the corresponding period in 2019, was primarily due to an increase in transaction expenses and favorable tax adjustments in the prior year.

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
•acquisitions; and
•repurchases of equity securities.

We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of September 30, 2020, we had $1.2 billion of available liquidity under the Revolving Facility and $609.8 million in cash and cash equivalents. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

As previously discussed under the header “Impacts on Business from COVID-19”, the COVID-19 pandemic has had, and we expect will continue to have, an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from rent deferrals, tenant defaults, or decreases in rental rates or occupancy, would decrease the cash available for the capital uses described above, including payment of dividends. The decline in our stock price since the onset of the pandemic has significantly decreased the likelihood of utilizing our at-the-market equity offering program in the near future. In June 2020 and August 2020, we issued an aggregate of $800.0 million principal amount of 4.050% Senior Notes due 2030, the net proceeds of which were used to repurchase a portion of our 3.875% Senior Notes due 2022, repay outstanding indebtedness under the Revolving Facility, and for general corporate purposes. However, the impacts of COVID-19 may increase risks related to the pricing and availability of future debt financing. In addition, a significant decline in our operating performance in the future could result in us not satisfying the financial covenants applicable to our debt and/or defaulting on our debt, which could impact our ability to incur additional debt, including the remaining capacity on our Revolving Facility.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including the deferral of approximately $100.0 million of capital expenditures originally anticipated in 2020 and the temporary suspension of our quarterly cash dividend for the second and third quarters of 2020. In addition, we have no debt maturities until 2022. However, since we do not know the ultimate severity, scope or duration of the pandemic, and thus cannot predict the impact it will ultimately have on our tenants and on the debt and equity capital markets, we cannot estimate the impact it will have on our liquidity and capital resources.

In order to continue to qualify as a REIT for federal income tax purposes, we must distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy this requirement and maintain our REIT status. Cash dividends paid to common stockholders for the nine months ended September 30, 2020 and 2019 were $170.4 million and $251.3 million, respectively. In response to COVID-19, our Board of Directors temporarily suspended the dividend for the second and third quarters of 2020. In October 2020, our Board of Directors declared a quarterly cash dividend of $0.215 per common share for the fourth quarter of 2020. The dividend is payable on January 15, 2021 to shareholders of record on January 6, 2021. Our Board of Directors will reevaluate the dividend on a quarterly basis, taking into account a variety of relevant factors including REIT taxable income.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$323,632	$399,933
Cash flows used in investing activities	(140,254)	(110,543)
Cash flows provided by (used in) financing activities	406,319	(308,674)

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$323,632	$399,933
Cash flows used in investing activities	(140,254)	(110,540)
Cash flows provided by (used in) financing activities	396,321	(308,569)

Cash and cash equivalents and restricted cash for BPG were $611.2 million and $31.5 million as of September 30, 2020 and 2019, respectively. Cash and cash equivalents and restricted cash for the Operating Partnership were $601.2 million and $31.5 million as of September 30, 2020 and 2019, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the nine months ended September 30, 2020, our net cash provided by operating activities decreased $76.3 million as compared to the corresponding period in 2019. The decrease is primarily due to (i) a decrease from net working capital primarily due to decreased cash collection levels as a result of COVID-19; (ii) a decrease in net operating income due to net disposition activity; (iii) an increase in cash outflows for interest expense; and (iv) an increase in cash outflows for general and administrative expense; partially offset by (v) an increase in lease termination fees.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment efforts.

During the nine months ended September 30, 2020, our net cash used in investing activities increased $29.7 million as compared to the corresponding period in 2019. The increase was primarily due to (i) a decrease of $156.9 million in net proceeds from sales of real estate assets; and (ii) a $13.3 million decrease in net proceeds from sales of marketable securities, net of purchases; partially offset by (iii) a decrease of $76.2 million in acquisitions of real estate assets; and (iv) a decrease of $64.3 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2020 and 2019, we expended $217.9 million and $282.2 million, respectively, on improvements to and investments in real estate assets. In addition, during the nine months ended September 30, 2020 and 2019, insurance proceeds of $7.3 million and $5.0 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of September 30, 2020, we had 54 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $373.0 million, of which $198.1 million had been incurred as of September 30, 2020.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the nine months ended September 30, 2020, we acquired two land parcels for $3.4 million, including transaction costs. During the nine months ended September 30, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the nine months ended September 30, 2020, we disposed of eight shopping centers, three partial shopping centers and one land parcel for aggregate net proceeds of $81.9 million. In addition, during the nine months ended September 30, 2020, we received aggregate net proceeds of $1.0 million from previously disposed assets. During the nine months ended September 30, 2019, we disposed of 18 shopping centers and four partial shopping centers for aggregate net proceeds of $239.4 million. In addition, during the nine months ended September 30, 2019, we received aggregate net proceeds of $0.4 million from previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the nine months ended September 30, 2020, our net cash provided by financing activities increased $715.0 million as compared to the corresponding period in 2019. The increase was primarily due to (i) a $657.7 million increase in debt borrowings, net of repayments; and (ii) an $80.9 million decrease in distributions to common stockholders; partially offset by (iii) a $12.3 million increase in repurchases of common stock; and (iv) an $11.3 million increase in deferred financing and debt extinguishment costs. The increase in debt borrowings is primarily related to net proceeds from the issuances of our 4.050% Senior Notes due 2030, net of the repurchases of a portion of our 3.875% Senior Notes due 2022.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable and unsecured credit facilities, with maturities ranging from one year to 10 years, in addition to non-cancelable operating leases pertaining to our ground leases and administrative office leases.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding renewal options) as of September 30, 2020:

Contractual Obligations (in thousands)	Payment due by period
	2020	2021	2022	2023	2024	Thereafter	Total
Debt(1)	$—	$—	$566,849	$850,000	$800,000	$3,268,453	$5,485,302
Interest payments(2)	43,097	200,721	195,551	182,732	147,682	427,517	1,197,300
Operating leases	1,762	6,257	6,028	5,339	5,246	30,073	54,705
Total	$44,859	$206,978	$768,428	$1,038,071	$952,928	$3,726,043	$6,737,307
(1)    Debt includes scheduled maturities for unsecured notes payable and unsecured credit facilities.
(2)    As of September 30, 2020, we incur variable rate interest on (i) a $350.0 million term loan; (iii) a $300.0 million term loan; and (iv) $250.0 million of Floating Rate Senior Notes due 2022. We have in place seven interest rate swap agreements with an aggregate notional value of $800.0 million, which effectively convert variable interest payments to fixed interest payments. See Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the year ended December 31, 2019 for a further discussion of these and other factors that could impact interest payments. Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of September 30, 2020.

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

Considering the nature of our business as a real estate owner and operator, we believe that NAREIT FFO is useful to investors in measuring our operating and financial performance because the definition excludes items included in net income that do not relate to or are not indicative of our operating and financial performance, such as depreciation and amortization related to real estate, and items which can make periodic and peer analyses of operating and financial performance more difficult, such as gains and losses from the sale of certain real estate assets and impairment write-downs of certain real estate assets.

Our reconciliation of net income to NAREIT FFO for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$27,944	$80,854	$96,769	$212,714
Depreciation and amortization related to real estate	86,486	81,869	248,274	246,887
Gain on sale of real estate assets	(13,621)	(25,621)	(23,218)	(46,266)
Impairment of real estate assets	5,746	8,170	16,306	17,468
NAREIT FFO	$106,555	$145,272	$338,131	$430,803
NAREIT FFO per diluted share	$0.36	$0.49	$1.14	$1.44
Weighted average diluted shares outstanding	296,862	298,879	297,317	298,927

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

Comparison of the Three and Nine Months Ended September 30, 2020 to the Three and Nine Months Ended September 30, 2019

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Number of properties	392	392	—	389	389	—
Percent billed	88.2%	88.8%	(0.6%)	88.3%	89.0%	(0.7%)
Percent leased	91.4%	92.2%	(0.8%)	91.6%	92.5%	(0.9%)

Revenues
Rental income	$249,043	$270,455	$(21,412)	$762,051	$797,971	$(35,920)
Other revenues	136	221	(85)	2,208	1,618	590
	249,179	270,676	(21,497)	764,259	799,589	(35,330)
Operating expenses
Operating costs	(25,701)	(27,929)	2,228	(79,288)	(84,546)	5,258
Real estate taxes	(41,493)	(42,018)	525	(123,350)	(123,517)	167
	(67,194)	(69,947)	2,753	(202,638)	(208,063)	5,425
Same property NOI	$181,985	$200,729	$(18,744)	$561,621	$591,526	$(29,905)

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$27,944	$80,854	$96,769	$212,714
Adjustments:
Non-same property NOI	(3,366)	(8,130)	(12,461)	(31,188)
Lease termination fees	(1,394)	(423)	(4,528)	(2,706)
Straight-line rental income, net	2,974	(6,831)	11,533	(18,051)
Accretion of above- and below-market leases and tenant inducements, net	(3,281)	(3,622)	(9,802)	(11,391)
Straight-line ground rent expense	35	31	105	94
Depreciation and amortization	87,488	82,837	251,334	249,825
Impairment of real estate assets	5,746	8,170	16,306	17,468
General and administrative	27,748	24,550	74,781	75,168
Total other expense	38,091	23,293	137,584	99,593
Same property NOI	$181,985	$200,729	$561,621	$591,526

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

The COVID-19 pandemic has had and continues to have, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 outbreak evolved rapidly and many countries, and state and local governments in the United States, including those in which we own properties, have reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines which have forced many of our tenants to close stores, reduce hours or significantly limit service, and has resulted in a dramatic increase in national unemployment and a significant economic contraction.

As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, with a particularly adverse effect on many of our tenants. Such tenants, particularly those deemed “non-essential” by state and local governments, have sought rent relief, which we have provided on a case-by-case basis primarily in the form of rent deferrals, and in more limited cases in the form of rent abatements, and we may provide additional relief in the future. We have experienced an increase in the number of tenants that are delinquent in their lease obligations and we have recognized significant levels compared to historical levels of revenues deemed uncollectible and straight-line rent receivable reversals. The COVID-19 pandemic has had and we expect will continue to have a material adverse effect on our financial condition, operating results and cash flows due to, among others, the following factors:

•continuing or additional store closures at our properties resulting from related government or tenant actions;
•a deterioration in our or our tenants’ ability to operate or delays in the supply of products or services to us or our tenants from vendors that are needed for efficient operations;
•the inability of our tenants to meet their lease obligations to us due to changes in their businesses or local or national economic conditions, including high unemployment and reduced consumer discretionary spending;
•changes in consumer behavior that reduce the frequency of visits to our shopping centers, including as a result of increased e-commerce;
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

The extent to which the COVID-19 pandemic continues to impact us and our tenants will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in consumer behavior, among others. Adverse developments related to these conditions could increase the number of tenants that close their stores, that are unable to meet their lease obligations to us, and/or that file for bankruptcy protection, and could limit the demand for space from new tenants, which would reduce our earnings and cash flows. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, operating results and cash flows. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 9, 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program, which expired on December 5, 2019. During the three months ended September 30, 2020, the Company did not repurchase any shares of its common stock. As of September 30, 2020, the Program had $375.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Ninth Supplemental Indenture, dated June 10, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/10/2020	4.2
4.2	Amendment No. 1 to the Ninth Supplemental Indenture, dated August 20, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/20/2020	4.3
4.3	Form of Global Note representing the 4.050% Senior Notes due 2030 (included in Exhibit 4.2)	8-K	001-36160	8/20/2020	4.4
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: November 4, 2020	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2020	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: November 4, 2020	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2020	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)