Form 10-K
period 2020-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2021-02-11
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. N/A
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Brixmor Property Group Inc. ☑ Brixmor Operating Partnership LP ☑
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
Brixmor Property Group Inc. $3,782,694,648 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2021, Brixmor Property Group Inc. had 296,764,894 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on April 27, 2021 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2020 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of December 31, 2020, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov.

Currently, one of the most significant factors that could cause actual outcomes or results to differ materially from those indicated in these statements is the adverse effect of the current pandemic of the novel coronavirus, or COVID-19, or any mutations thereof, on the financial condition, operating results and cash flows of the Company, the Company’s tenants, the real estate market, the global economy and the financial markets. The COVID-19 pandemic has impacted us and our tenants significantly, and the extent that it continues to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, potential mutations of COVID-19, including SARS-CoV-2 and the response thereto, the direct and indirect economic effects of the pandemic and containment measures, and the potential for changes in consumer behavior to be sustained, among others.

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

iii

PART I

Item 1. Business
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2020, our portfolio was comprised of 393 shopping centers (the “Portfolio”) totaling approximately 69 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2020, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc. In the opinion of our management, no material part of our and our subsidiaries’ business is dependent upon a single tenant, the loss of which would have a material adverse effect on us, and no single tenant or shopping center accounted for 5% or more of our consolidated revenues during 2020.

As of December 31, 2020, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BRX.”

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

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2020:

Number of Shopping Centers	393
GLA (square feet)	68.9 million
Billed Occupancy	88%
Leased Occupancy	91%
ABR Per Square Foot (“PSF”)(1)	$14.93
New, Renewal and Option Volume (square feet)(2)	9.6 million
New Lease Volume (square feet)(2)	2.3 million
New, Renewal and Option Rent Spread(2)(3)	7.2%
New Rent Spread(2)(3)	20.2%
Percent Grocery-anchored Shopping Centers(4)	69%
Percent of ABR in Top 50 U.S. MSAs	69%
Average Effective Age(5)	26
(1)    ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.
(2)    During the year ended December 31, 2020.
(3)    Based on comparable leases only, which consist of new leases signed on units that were occupied within the prior 12 months and renewal leases signed with the same tenant in all or a portion of the same location or that include the expansion into space that was occupied within the prior 12 months. New leases signed on first generation space are non-comparable and excluded from New Rent Spread.
(4)    Based on number of shopping centers.
(5)    Effective age is calculated based on the year of the most recent redevelopment of the shopping center or based on the year built if no redevelopment has occurred.

Impacts on Business from COVID-19
The global outbreak of COVID-19 and the public health measures that have been undertaken in response have had a significant adverse impact on our business, our tenants and the global economy. See “Impacts on Business from COVID-19” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by a commitment to operate in a socially responsible manner that allows us to realize our purpose of owning and managing properties that are the centers of the communities we serve.

Driving Internal Growth. Our primary drivers of internal growth include (i) embedded contractual rent escalations, (ii) below-market rents which may be reset to market as leases expire, and (iii) occupancy growth. Strong new leasing productivity over the past several years has also enabled us to consistently improve the credit of our tenancy and, combined with our efforts in 2020 to support our tenancy during COVID-19, we have continued to prioritize the vibrancy and relevancy of our Portfolio to retailers and consumers. Approximately 70% of our shopping centers are anchored by grocery stores, which have remained open throughout 2020. Despite the negative impact of COVID-19 on our operating results in 2020, our future growth drivers remain in place due to the resilience of our Portfolio and the credit of our tenancy. During 2020, we executed 419 new leases representing approximately 2.3 million square feet and 1,381 total leases representing approximately 9.6 million square feet.

Over the past several years, we have heightened our focus on achieving higher contractual rent increases over the term of our new and renewal leases, providing for enhanced embedded contractual rent growth across our portfolio. During 2020, 93% of our executed new leases had embedded contractual rent growth provisions, reflecting an average in-place contractual rent increase over the lease term of 2.1%.

We believe that rents across our portfolio are well below market, which provides us with a key competitive advantage in attracting and retaining tenants. During 2020, we achieved new lease rent spreads of 20.2% and blended new and renewal rent spreads of 7.3% excluding options, or 7.2% including options. Looking forward, the weighted average expiring ABR PSF of lease expirations through 2024 is $13.67 compared to an average ABR PSF of $15.46 for new and renewal leases signed during 2020, excluding option exercises.

While our occupancy decreased in 2020, we believe there is opportunity for occupancy gains in our Portfolio, especially for spaces less than 10,000 square feet, as such spaces will benefit from our continued efforts to improve the quality of our anchor tenancy and the overall vibrancy and relevance of our centers. For spaces less than 10,000 square feet, leased occupancy was 83.8% at December 31, 2020, while our total leased occupancy was 90.7%.

At December 31, 2020, the spread between our total leased occupancy and our total billed occupancy was 290 basis points, which provides us strong visibility on future growth as it represents $37.6 million of ABR from leases signed but not yet commenced.

Pursuing value-enhancing reinvestment opportunities. We believe that we have significant opportunity to achieve attractive risk-adjusted returns by investing incremental capital in the repositioning and/or redevelopment of certain assets in our Portfolio. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. Despite deferring certain elective capital expenditures during 2020 in response to COVID-19, we stabilized 25 anchor space repositioning, redevelopment, and outparcel development projects, with a weighted average incremental net operating income (“NOI”) yield of 10% and an aggregate anticipated cost of $113.2 million. As of December 31, 2020, we had 60 projects in process with an expected weighted average incremental NOI yield of 10% and an aggregate anticipated cost of $402.6 million. In addition, we have identified a pipeline of future reinvestment projects aggregating approximately $900.0 million of potential capital investment which we expect to execute over the next several years at NOI yields that are generally consistent with those which we have recently realized.

Prudently executing on acquisition and disposition activity. We intend to actively pursue acquisition and disposition opportunities in order to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. In general, our disposition strategy focuses on selling assets when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket, while our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise. Acquisition activity may include acquisitions of open-air shopping centers, non-owned anchor spaces and retail buildings and/or outparcels at, or adjacent to, our shopping centers in addition to acquisitions of our common stock, pursuant to a new $400.0 million share repurchase program established in January 2020, which replaced our prior program.

During 2020, we received aggregate net proceeds of $121.4 million from property dispositions, which were utilized to fund a portion of our value-enhancing reinvestment program, acquire $3.4 million of assets, including transaction costs, and repurchase $25.0 million of our common stock. During 2021, we intend to utilize net disposition proceeds for our reinvestment program, property acquisitions, and additional stock repurchases, as warranted.

Maintaining a Flexible Capital Structure Positioned for Growth. We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2020, we had $1.2 billion of available liquidity under our $1.25 billion revolving credit facility (the “Revolving Facility”) and $370.1 million of cash and cash equivalents and restricted cash. We have no debt maturities until 2022.

Operating in a Socially Responsible Manner. We believe that prioritizing the well-being of all our stakeholders is critical to delivering consistent, sustainable growth. As such, our Corporate Responsibility strategy is driven by creating partnerships that improve the social, economic, and environmental well-being of all our stakeholders and is guided by our mission to ensure that our shopping centers are the “centers of the communities we serve”.

As such, through initiatives such as our LED lighting conversion program and installation of electric vehicle charging stations, we continue to make meaningful progress toward our established long-term targets to mitigate our environmental impact through reductions in electric and water usage and greenhouse gas emissions. We also partner with our tenants to achieve our sustainability goals through green lease provisions. In addition to establishing a framework for promoting sustainable operations in a triple net lease environment, these provisions facilitate the installation of solar panels, providing tenants access to lower-cost on-site renewable energy. As a result of our efforts, we have been recognized by GRESB as a Green Star recipient and by the Institute for Market Transformation and U.S. Department of Energy Better Buildings Alliance as a Green Lease Leader at the highest Gold level. In addition, we earned an “A” rating in GRESB’s Public Disclosure Score, reflecting the robustness of our material environmental, social and governance (“ESG”) disclosures.

Our ongoing commitment to sustainability is also evident in our approach to value-enhancing reinvestment activity, which transforms properties to meet the needs of the communities we serve through strategic repositioning and redevelopment activity, executed with a focus on resource efficiency. Additionally, we work to provide welcoming, safe and attractive retail centers for our tenants and their customers to gather, connect and engage, both within stores at our centers and in public spaces throughout our Portfolio. We further support our communities by hosting local events, volunteering, and providing aid in times of need. We strive to be a key partner in the success of our retailers, and we do so by providing them proactive property management, ongoing tenant coordination, and additional services such as marketing support for our local tenants. We monitor our success through biennial tenant engagement surveys. During the COVID-19 pandemic, we took critical steps to maintain our high property operational standards, while minimizing unnecessary expenses for Brixmor and its tenants as we prioritized enhanced safety and cleanliness protocols across our Portfolio.

Human Capital. As of December 31, 2020, we had 480 employees, including 474 full-time employees. Our talented and committed employees are the foundation of our success. Together we focus on building a culture that is supportive, collaborative and inclusive, that provides opportunities for both personal and professional growth, and that empowers and encourages thinking and acting like owners in order to create value for all stakeholders. We believe this approach enables us to attract and retain diverse and talented professionals and creates collaborative, skilled, and motivated teams. The pillars of our human capital strategy are:

•Engagement and connectivity: We believe that employees that are personally engaged in our vision to be the center of the communities we serve and are connected with similarly engaged colleagues will be happier, more effective and more likely to think and act like owners. Company-wide recognition of excellence is one way we show our team members how important they are to the Company and each other. Our quarterly employee awards include the “Our Center is You” award, which recognizes employees for immersing themselves in and serving our communities, and the “Find A Better Way” award, which recognizes ingenuity. We foster connectivity through company-wide enrichment events, like our TED-Talk style “Big Brain Days” where leading authors discuss topics to inspire individual and team growth, a Board of Directors lunch series, book clubs and Company-wide community service projects. We believe our engagement and connectivity initiatives have contributed to our 98% employee satisfaction rating and 97% participation in annual reviews and talent development surveys.

•Growth: We encourage our employees to grow and develop their interests and passions by providing a number of personal and professional training and learning opportunities. In addition to comprehensive training programs geared toward job functions, we provide a number of innovative development programs, such as “BRX Connect,” an internal exchange program that permits employees to learn about other functions within the Company, “Personal Development Accounts,” which provide time off and expense reimbursement for a personal or professional development activity chosen by the employee, the “Leasing Assistant Development Program,” a two-year intensive apprenticeship program for entry level leasing employees, Predictive Index Behavioral Assessments, which enhance self-awareness, collaboration and inclusion, and MasterClass subscriptions available to all employees to stimulate personal growth.

•Health and well-being: Our commitment to the health and well-being of our employees is a crucial component of our culture. We provide a wide-range of employee benefits including comprehensive medical, prescription, dental and vision insurance coverage (the majority of which is paid by the Company), paid maternity, paternity and adoption leave, matching 401(k) contributions, free life insurance, disability benefits and spousal death benefits, education assistance reimbursements and flex time. We also encourage healthy lifestyles, through initiatives such as our partnership with Headspace, an online application that enables guided mindfulness and meditation, gym membership discounts, and health-oriented employee competitions, like our “Summer Step Challenge” where all employees are offered a free fitness tracker.

Our commitment to these pillars of our human capital strategy has guided our response to the extraordinary challenges presented by the COVID-19 pandemic. The health of our employees has been a priority and, prior to governmental orders to do so, we closed all of our physical offices and invested significant resources to ensure all employees were safe, functional, and efficient while working at home. We supplemented our health and well-being programs with counseling sessions and provided additional resources for parents navigating schooling challenges. For any employees directly impacted by COVID-19, we have ensured the availability of appropriate time off, coverage for their work responsibilities, and additional support as needed. We have also focused on engagement and connectivity by, among other things, significantly increasing the frequency of our all-employee calls and hosting virtual happy hours and book club meetings. We have continued to encourage growth through virtual training programs and technology-driven productivity and personal development aids. We did not engage in layoffs, furloughs or pay reductions in response to the pandemic.

We advocate for diversity and inclusion in every part of our organization and strive to create equal opportunities for all current and future employees. We believe a culture based on diversity and inclusion is critical to our ability to attract and retain talented employees and to deliver on our strategic goals and objectives. Every year each employee signs a pledge to commit to helping us create and maintain an inclusive culture free from harassment based on race, sexual orientation, gender, and other protected classes. In 2020, we formed a Diversity & Inclusion Leadership Council, which reports directly to our CEO and assists us in maintaining best practices and behaviors to promote diversity and enhance inclusion. We regularly feature diversity and inclusion themes in our trainings and community events, such as our Big Brain Days and Board of Directors lunch series. In addition, to improve our recruitment of diverse talent, we have partnered with Jopwell, a community and job board for diverse professionals.

Our Board of Directors oversees these initiatives to ensure that our actions continue to demonstrate our strong commitment to operating in a socially responsible manner. To facilitate their oversight, the Board of Directors is provided periodic updates by our Executive Vice President, Operations. In 2020, management established an ESG Steering Committee, comprised of individuals from multiple disciplines across the Company and led by our Senior Vice President, Operations & Sustainability. The ESG Steering Committee meets quarterly and focuses primarily on setting, implementing, monitoring, and communicating the Company’s Corporate Responsibility strategy and related initiatives. Additional detailed information regarding our Corporate Responsibility strategy can be found in our Corporate Responsibility Report at https://www.brixmor.com/why-brixmor/corporate-responsibility and in our investor relations presentations.

Compliance with Government Regulations
We are subject to federal, state and local regulations, including environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. As of December 31, 2020, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business, financial condition or results of operations. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations that could be material. See “Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs” and “Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that would adversely affect our cash flows” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations. In addition, during the COVID-19 pandemic, our properties and our tenants have been subject to public-health regulations that have impacted our operations and our business. See “The current pandemic of the novel coronavirus, or COVID-19, and future public health crises, could materially and adversely affect our financial condition, operating results and cash flows” in Item 1A. “Risk Factors” for further information regarding these regulations.

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

REIT Qualification
We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, have satisfied such requirements through our taxable year ended December 31, 2020, and intend to continue to satisfy such requirements for subsequent taxable years. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and value of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forgo otherwise attractive opportunities or limit the manner in which we conduct our operations. See “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items.”

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

Financial and other material information regarding our company is routinely posted on and accessible at the “Investors” portion of our website at http://www.brixmor.com. Investors and others should note that we use our website as a channel of distribution of material information to our investors. Therefore, we encourage investors and others interested in our company to review the information we post on the “Investors” portion of our website. In addition, you may enroll to automatically receive e-mail alerts and other information about our company by visiting “Email Alerts” under the “Additional Info” section of the “Investors” portion of our website.

Item 1A. Risk Factors
Risks Related to Our Portfolio and Our Business
Adverse economic, market and real estate conditions may adversely affect our financial condition, operating results and cash flows.
Our Portfolio is predominantly comprised of community and neighborhood shopping centers. Our performance is, therefore, subject to risks associated with owning and operating these types of real estate assets. See “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K for the factors that could affect our rental income and/or property operating expenses and therefore adversely affect our financial condition, operating results and cash flows.

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

As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, with a particularly adverse effect on many of our tenants. Many such tenants, particularly those deemed “non-essential” by state and local governments, have sought rent relief, which we have provided on a case-by-case basis primarily in the form of rent deferrals, and, in more limited cases, in the form of rent abatements, and we may provide additional relief in the future. We have experienced an increase in the number of tenants that are delinquent in their lease obligations and we have recognized significantly higher levels of revenues deemed uncollectible and straight-line rent receivable reversals than historical levels. The COVID-19 pandemic has had and we expect will continue to have a material adverse effect on our financial condition, operating results and cash flows due to, among others, the following factors:

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

The extent to which the COVID-19 pandemic continues to impact us and our tenants will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, potential mutations of COVID-19, including SARS-CoV-2 and the response thereto, the direct and indirect economic effects of the pandemic and containment measures, and potential sustained changes in consumer behavior, among others. Adverse developments related to these conditions could increase the number of tenants that close their stores, that are unable to meet their lease obligations to us, and/or that file for bankruptcy protection, and could limit the demand for space from new tenants. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, operating results and cash flows.

We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to retain and attract tenants, which could adversely affect our financial condition, operating results and cash flows.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers and e-commerce, which compete with our Portfolio in attracting and retaining retailers. As of December 31, 2020, leases are scheduled to expire in our Portfolio on a total of approximately 9.5% of leased GLA during 2021. We may not be able to renew or promptly re-lease expiring space and even if we do renew or re-lease such space, future rental rates may be lower than current rates and other terms may not be as favorable. In addition, we may be required to incur significant capital expenditures in order to retain or attract tenants. In these situations, our financial condition, operating results and cash flows could be adversely impacted.

We face considerable competition for tenants and the business of consumers. Consequently, we actively reinvest in our Portfolio in the form of repositioning and redevelopment projects. Such projects have inherent risks that could adversely affect our financial condition, operating results and cash flows.
In order to maintain our attractiveness to retailers and consumers, we actively reinvest in our Portfolio in the form of repositioning and redevelopments projects. In addition to the risks associated with real estate investments in general, as described elsewhere, the risks associated with repositioning and redevelopment projects include: (1) delays or failures in obtaining necessary zoning, occupancy, land use, and other governmental permits; (2) abandonment of projects after expending resources to pursue such opportunities; (3) cost overruns; (4) construction delays; (5) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; and (6) exposure to fluctuations in the general economy due to the time lag between commencement and completion of such projects. If we fail to reinvest in our Portfolio or maintain its attractiveness to retailers and consumers, if our capital improvements are not successful, or if retailers or consumers perceive that shopping at other venues (including e-commerce) is more convenient, cost-effective or otherwise more compelling, our financial condition, operating results and cash flows could be adversely impacted.

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

In certain circumstances, a tenant may have a right to terminate its lease. For example, in certain circumstances, a failure by an anchor tenant to occupy their leased premises could result in lease terminations or reductions in rent due from other tenants in those shopping centers. In such situations, we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms. The loss of rental revenues from a significant number of tenants and difficulty in replacing such tenants could adversely affect our financial condition, operating results and cash flows.

We may be unable to collect balances and/or future contractual rents due from tenants that file for bankruptcy protection, which could adversely affect our financial condition, operating results and cash flows.
We have seen ongoing retailer bankruptcies in recent years, including with respect to certain current and former tenants. If a tenant files for bankruptcy, we may not be able to collect amounts owed by that party prior to the filing. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, which would result in a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. In these situations, we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms, and we may be required to make capital improvements to re-lease the space, which could adversely affect our financial condition, operating results and cash flows.

Our expenses may remain constant or increase, even if income from our Portfolio decreases, which could adversely affect our financial condition, operating results and cash flows.
Costs associated with our business, such as common area expenses, utilities, insurance, real estate taxes and corporate expenses, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. In addition, inflation, and increases in real estate taxes in certain jurisdictions in which we operate, could result in higher operating costs. If we are unable to lower our operating costs when revenues decline and/or are unable to pass along cost increases to our tenants, our financial condition, operating results and cash flows could be adversely impacted.

We intend to continue to sell non-strategic shopping centers. However, real estate property investments are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results and cash flows.
Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. We may be required to expend funds to correct defects or to make capital improvements before a property can be sold and we cannot assure that we will have funds available to make such capital improvements; therefore, we may be unable to sell a property on favorable terms or at all. In addition, the ability to sell assets in our Portfolio may also be restricted by certain covenants in our debt agreements, such as the credit agreement governing our senior unsecured credit facility, as amended April 29, 2020 (the “Unsecured Credit Facility”). As a result, we may be unable to realize our investment objectives through dispositions, which could adversely affect our financial condition, operating results and cash flows.

Our real estate assets may be subject to impairment charges.
We periodically assess whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, including the impact of COVID-19, that the carrying value of our real estate assets (including any related intangible assets or liabilities) may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted and unleveraged property cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. In our estimate of cash flows, we consider trends and prospects for a property and the effects of demand and competition on expected future operating income. If we are evaluating the redevelopment or potential sale of an asset, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have an adverse effect on our operating results in the period in which the charge is recognized.

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
As of December 31, 2020, we had approximately $5.2 billion aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, pay dividends, including those necessary to maintain our REIT qualification, or use for other purposes; (2) increase our vulnerability to an economic downturn, as debt payments are not reduced if the economic performance of any property or the Portfolio as a whole deteriorates; (3) limit our ability to withstand competitive pressures; and (4) reduce our flexibility to respond to changing business and economic conditions. In addition, non-compliance with the terms of our debt agreements could result in the acceleration of a significant amount of debt and could materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing on favorable terms or at all. Any of these outcomes could adversely affect our financial condition, operating results and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, and an increase in our debt service obligations may adversely affect our operating results and cash flows.
As of December 31, 2020, borrowings under our unsecured $350.0 million term loan agreement, as amended on April 29, 2020 (the “$350 Million Term Loan”), unsecured $300.0 million term loan agreement, as amended on April 29, 2020 (the “$300 Million Term Loan”), and unsecured $250.0 million Floating Rate Senior Notes due 2022 (the “2022 Notes”) bear interest at variable rates. In addition, we had $1.2 billion of available liquidity under the Revolving Facility that would bear interest at variable rates upon borrowing. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swap agreements on $800.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap agreements, a 100 basis point increase in interest rates would result in a $1.0 million increase in annual interest expense. Interest rate swap agreements on $500.0 million of our variable rate debt are scheduled to expire in 2021, which will increase our exposure to increases in interest rates if we do not enter into new interest rate swap agreements.

We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates the London Interbank Offered Rate (“LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it intends to extend the cessation date for most LIBOR tenors to June 30, 2023. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. As of December 31, 2020, we had $900.0 million of debt and seven interest rate swaps with an aggregate notional value of $800.0 million outstanding that were indexed to LIBOR. In addition, we had $1.2 billion of available liquidity under the Revolving Facility that would be indexed to LIBOR upon borrowing. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. Due to the extension noted above, we currently expect that all of our contracts indexed to LIBOR will be required to be transitioned to an alternative rate by June 30, 2023. However, it is possible that LIBOR may be discontinued prior to then. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. Transitioning to an alternative rate may be challenging for some instruments, as they may require negotiation with the respective counterparty. Any of these events could have an adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

Legal proceedings related to certain former employees will continue to result in certain costs and expenses.
As discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report, we finalized a settlement with the SEC with respect to certain reporting matters and we believe that no additional governmental proceedings relating to these matters will be brought against us. We understand that the SEC and the U.S. Attorney’s Office for the Southern District of New York are pursuing actions relating to these matters with respect to certain former employees. We remain obligated to advance funds to these former employees for legal and other professional fees pursuant to indemnification obligations and the amounts advanced are now in excess of our insurance coverage and are being funded by us. These payments could adversely affect our operating results and cash flows.

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

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that would adversely affect our cash flows.
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
We rely extensively on computer systems to operate and manage our business and process transactions, and as a result, our business is at risk from and may be impacted by cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and/or computer systems. Attacks can be either individual or highly organized attempts by very sophisticated organizations. We employ several measures to prevent, detect and mitigate these threats, which include password protection, frequent mandatory password change events, multi-factor authentication, mandatory employee trainings, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee that such efforts will be successful in preventing or mitigating a cybersecurity attack. A cybersecurity attack could compromise the confidential information, including personally identifiable information, of our employees, tenants and vendors, disrupt the proper functioning of our networks, result in misstated financial reports or loan covenants and/or missed reporting deadlines, prevent us from properly monitoring our REIT qualification, result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space or require significant management attention and resources to remedy any damages that result. A successful attack could also disrupt and affect our business operations, damage our reputation, and result in significant litigation and remediation costs. Similarly, our tenants rely extensively on computer systems to process transactions and manage their businesses and thus are also at risk from and may be impacted by cybersecurity attacks. An interruption in the business operations of our tenants or a deterioration in their reputation resulting from a cybersecurity attack could adversely impact our business operations. As of December 31, 2020, we have not had any material incidences involving cybersecurity attacks.

Risks Related to Our Organization and Structure
BPG’s board of directors may change significant corporate policies without stockholder approval.
BPG’s investment, financing and dividend policies and our policies with respect to all other business activities, including strategy and operations, will be determined by BPG’s board of directors. These policies may be amended or revised at any time and from time to time at the discretion of BPG’s board of directors without a vote of our stockholders. BPG’s charter also provides that BPG’s board of directors may revoke or otherwise terminate our REIT election without approval of BPG’s stockholders if it determines that it is no longer in BPG’s best interests to continue to qualify as a REIT. In addition, BPG’s board of directors may change BPG’s policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements. A change in any of these policies could have an adverse effect on our financial condition, operating results, cash flows, and our ability to satisfy our debt service obligations and to pay dividends.

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
BPG’s charter eliminates the liability of BPG’s directors and officers to us and BPG’s stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law and BPG’s charter, BPG’s directors and officers do not have any liability to BPG or BPG’s stockholders for money damages other than liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

BPG’s charter authorizes BPG and BPG’s bylaws require BPG to indemnify each of BPG’s directors and officers who is made a party to or witness in a proceeding by reason of his or her service in those capacities (or in a similar capacity at another entity at the request of BPG), to the maximum extent permitted under Maryland law, from and against any claim or liability to which such person may become subject by reason of his or her status as a present or former director or officer of BPG. In addition, BPG may be obligated to pay or reimburse the expenses incurred by BPG’s present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, BPG and BPG’s stockholders may have more limited rights to recover money damages from BPG’s directors and officers than might otherwise exist absent these provisions in BPG’s charter and bylaws or that might exist with other companies, which could limit the recourse of stockholders in the event of actions that are not in BPG’s best interests.

BPG’s charter contains a provision that expressly permits BPG’s non-employee directors to compete with us.
BPG’s charter provides that, to the maximum extent permitted under Maryland law, BPG renounces any interest or expectancy that BPG has in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by BPG’s directors or their affiliates, other than to those directors who are employed by BPG or BPG’s subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as a director. Non-employee directors or any of their affiliates will not have any duty to communicate or offer such transaction or business opportunity to us or to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. These provisions may deprive us of opportunities which we may have otherwise wanted to pursue.

BPG’s charter provides that, to the maximum extent permitted under Maryland law, each of BPG’s non-employee directors, and any of their affiliates, may:

•acquire, hold and dispose of shares of BPG’s stock or OP Units for his or her own account or for the account of others, and exercise all of the rights of a stockholder of Brixmor Property Group Inc. or a limited partner of our Operating Partnership, to the same extent and in the same manner as if he, she or it were not BPG’s director or stockholder; and
•in his, her or its personal capacity or in his, her or its capacity as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation or disposition of interests in mortgages, real property or persons engaged in the real estate business.

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

If BPG fails to qualify as a REIT in any tax year and BPG is not entitled to relief under applicable statutory provisions:

•BPG would be taxed as a non-REIT “C” corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on its taxable income at normal corporate income tax rates, which would reduce BPG’s cash flows and funds available for distribution to stockholders; and
•BPG would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

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
In order to qualify as a REIT, BPG must ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash equivalents, government securities and qualified REIT real estate assets. BPG’s investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless: (1) such issuer is a REIT; (2) BPG and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code; or (3) for purposes of the 10% value limitation only, the securities satisfy certain requirements and are not considered “securities” for this test. The total value of all of BPG’s investments in taxable REIT subsidiaries cannot exceed 20% of the value of BPG’s total assets. In addition, no more than 5% of the value of BPG’s assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of the value of BPG’s total assets may be represented by debt instruments issued by “publicly offered REITs” (as defined under the Code) that are “nonqualified” (e.g., not secured by real property or interests in real property). If BPG fails to comply with these requirements, BPG must dispose of a portion of its assets within 30 days after the end of the calendar quarter in order to avoid losing its REIT status and suffering adverse tax consequences. In addition to the quarterly asset test requirements, BPG must annually satisfy two income test requirements (the “75% and 95% gross income tests”), which require that at least 75% of BPG’s gross income be derived from passive real estate sources, including rents from real property, gains from the disposition of real property and other specified qualifying real estate-sourced income. In addition, at least 95% of BPG’s gross income generally must be derived from items qualifying for the 75% income test and other specified interest, dividend and portfolio-type income. As a result, BPG may be required to liquidate from its portfolio, or contribute to a taxable REIT subsidiary, otherwise attractive investments in order to maintain its qualification as a REIT. These actions could reduce BPG’s income and amounts available for distribution to its stockholders. BPG may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the asset diversification or income requirements for qualifying as a REIT.

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
For BPG to qualify as a REIT under the Code, not more than 50% of the value of BPG’s outstanding stock may be owned directly or indirectly by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting BPG’s qualification as a REIT for U.S. federal income tax purposes, among other purposes, BPG’s charter prohibits beneficial or constructive ownership by any individual of more than a certain percentage, currently 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of BPG’s common stock or 9.8% in value of the outstanding shares of BPG’s capital stock, which BPG refers to as the “ownership limit.” The constructive ownership rules under the Code and BPG’s charter are complex and may cause shares of the outstanding common stock owned by a group of related individuals to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.8% of BPG’s outstanding common stock or BPG’s capital stock by an individual could cause the individual to own constructively in excess of 9.8% of BPG’s outstanding common stock or BPG’s capital stock, respectively, and thus violate the ownership limit. Any attempt to own or transfer shares of BPG’s stock in excess of the ownership limit without an exemption from BPG’s board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust or the transfer being void, and the individual who attempted to acquire such excess shares will not have any rights in such excess shares. In addition, there can be no assurance that BPG’s board of directors, as permitted in the charter, will not decrease this ownership limit in the future.

The ownership limit may have the effect of precluding a change in control of BPG by a third party, even if such change in control would be in the best interests of BPG’s stockholders or would result in BPG’s stockholders receiving a premium for their shares over the then-current market price of BPG’s common stock, and even if such change in control would not reasonably jeopardize BPG’s REIT status.

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
The maximum tax rate applicable to qualified dividend income payable by non-REIT “C” corporations to certain non-corporate U.S. stockholders has been reduced by legislation to 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gain dividends). For non-corporate U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 23.8% tax rate on qualified dividend income paid by non-REIT “C” corporations. As a result of the more favorable rates applicable to non-REIT “C” corporate qualified dividends, certain non-corporate investors could perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT “C” corporations that pay dividends, which could adversely affect the value of the shares of REITs, including BPG.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2020, our Portfolio was comprised of 393 shopping centers totaling approximately 69 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 MSAs in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2020, our three largest tenants by ABR were The TJX Companies, Inc., The Kroger Co., and Dollar Tree Stores, Inc.

The following table summarizes the top 20 tenants by ABR in our Portfolio as of December 31, 2020 (dollars in thousands, except for PSF amounts):

Retailer	Owned Leases	Leased GLA	Percent of GLA	ABR	Percent of ABR	ABR PSF(1)
The TJX Companies, Inc.	87	2,642,160	3.8%	$30,890	3.5%	$11.69
The Kroger Co.	49	3,259,371	4.7%	24,487	2.8%	7.51
Dollar Tree Stores, Inc.	125	1,455,108	2.1%	16,114	1.8%	11.07
Burlington Stores, Inc.	29	1,460,689	2.1%	15,265	1.7%	10.45
Publix Super Markets, Inc.	29	1,285,410	1.9%	12,221	1.4%	9.51
Ross Stores, Inc	37	996,222	1.4%	12,044	1.4%	12.09
L.A Fitness International, LLC	15	618,290	0.9%	11,355	1.3%	18.37
Ahold Delhaize	20	1,059,637	1.5%	11,270	1.3%	10.64
Albertson's Companies, Inc	14	795,381	1.2%	9,729	1.1%	12.23
PetSmart, Inc.	26	587,388	0.9%	8,742	1.0%	14.88
Big Lots, Inc.	36	1,180,035	1.7%	8,135	0.9%	6.89
PETCO Animal Supplies, Inc.	31	422,440	0.6%	7,584	0.9%	17.95
Kohl's Corporation	12	914,585	1.3%	7,253	0.8%	7.93
Bed Bath & Beyond, Inc.	26	628,304	0.9%	7,213	0.8%	11.48
Best Buy Co., Inc.	13	537,660	0.8%	6,828	0.8%	12.70
Ulta Beauty, Inc.	26	295,708	0.4%	6,826	0.8%	23.08
Party City Holdco Inc.	33	474,729	0.7%	6,769	0.8%	14.26
The Michaels Companies, Inc.	24	541,541	0.8%	6,599	0.8%	12.19
Staples, Inc.	24	496,662	0.7%	6,258	0.7%	12.60
Office Depot, Inc.	23	502,566	0.7%	5,726	0.7%	11.39
TOP 20 RETAILERS	679	20,153,886	29.1%	$221,308	25.3%	$10.98
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes the geographic diversity of our Portfolio by state, ranked by ABR, as of December 31, 2020 (dollars in thousands, expect for PSF amounts):

	State	Number of Properties	GLA	Percent Billed	Percent Leased	ABR	ABR PSF(1)	Percent of Number of Properties	Percent of GLA	Percent of ABR
1	Florida	47	7,819,020	85.4%	88.7%	$105,460	$15.50	12.0%	11.4%	12.0%
2	Texas	49	7,579,507	89.9%	92.8%	98,696	14.80	12.5%	11.0%	11.3%
3	California	27	5,094,057	92.3%	94.9%	96,816	21.63	6.9%	7.4%	11.1%
4	New York	28	3,578,761	90.3%	94.1%	65,561	19.73	7.1%	5.2%	7.5%
5	Pennsylvania	26	4,985,010	87.2%	90.5%	63,366	17.04	6.6%	7.2%	7.2%
6	North Carolina	20	4,243,307	93.1%	93.5%	44,725	11.88	5.1%	6.2%	5.1%
7	New Jersey	16	2,843,142	84.1%	91.9%	42,715	17.45	4.1%	4.1%	4.9%
8	Georgia	30	4,228,329	87.3%	89.7%	42,002	11.37	7.6%	6.1%	4.8%
9	Illinois	15	3,597,442	79.7%	81.9%	39,595	14.11	3.8%	5.2%	4.5%
10	Michigan	16	2,993,755	88.2%	89.3%	34,191	13.37	4.1%	4.3%	3.9%
11	Ohio	15	3,045,070	86.9%	89.8%	33,934	14.48	3.8%	4.4%	3.9%
12	Connecticut	11	1,792,327	86.0%	86.9%	24,620	15.86	2.8%	2.6%	2.8%
13	Tennessee	9	1,891,315	95.0%	96.1%	22,755	12.69	2.3%	2.7%	2.6%
14	Colorado	7	1,595,045	94.5%	97.0%	21,417	14.68	1.8%	2.3%	2.4%
15	Massachusetts	10	1,499,510	87.7%	93.3%	18,061	14.71	2.5%	2.2%	2.1%
16	Kentucky	7	1,683,399	94.6%	95.1%	17,451	12.07	1.8%	2.4%	2.0%
17	Minnesota	9	1,380,401	87.8%	90.9%	16,451	14.16	2.3%	2.0%	1.9%
18	Indiana	7	1,464,266	81.9%	87.8%	14,731	11.81	1.8%	2.1%	1.7%
19	South Carolina	7	1,310,223	81.9%	82.3%	14,534	13.66	1.8%	1.9%	1.7%
20	Virginia	7	1,017,100	89.6%	90.0%	10,988	13.06	1.8%	1.5%	1.3%
21	New Hampshire	5	782,028	74.0%	80.2%	8,013	13.35	1.3%	1.1%	0.9%
22	Maryland	3	415,708	68.6%	75.5%	5,670	18.53	0.7%	0.6%	0.6%
23	Wisconsin	4	566,998	86.0%	86.2%	5,632	11.52	0.9%	0.8%	0.6%
24	Missouri	5	655,984	93.5%	96.0%	5,391	8.74	1.3%	1.0%	0.6%
25	Alabama	1	415,636	82.5%	91.8%	4,213	11.28	0.3%	0.6%	0.5%
26	Kansas	2	376,599	93.4%	94.8%	3,499	12.66	0.4%	0.6%	0.4%
27	Iowa	2	512,825	85.8%	87.1%	2,926	6.63	0.4%	0.7%	0.3%
28	Delaware	1	191,974	82.3%	99.3%	2,249	11.79	0.3%	0.3%	0.3%
29	West Virginia	2	251,500	90.0%	90.0%	2,026	8.95	0.4%	0.4%	0.2%
30	Vermont	1	223,314	100.0%	100.0%	1,980	8.99	0.3%	0.4%	0.2%
31	Oklahoma	1	186,851	100.0%	100.0%	1,920	10.28	0.3%	0.3%	0.2%
32	Maine	1	287,513	87.3%	94.8%	1,800	17.27	0.3%	0.4%	0.2%
33	Arizona	1	165,350	67.1%	67.1%	1,587	14.30	0.3%	0.3%	0.2%
34	Louisiana	1	179,039	71.4%	71.4%	950	7.43	0.3%	0.3%	0.1%
TOTAL		393	68,852,305	87.8%	90.7%	$875,925	$14.93	100.0%	100.0%	100.0%
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes certain information for our Portfolio by unit size as of December 31, 2020 (dollars in thousands, expect for PSF amounts):

	Number of Units	GLA	Percent of GLA	Percent Billed	Percent Leased	ABR	ABR PSF(1)
≥ 35,000 SF	441	25,410,775	36.9%	93.1%	95.4%	$222,794	$10.40
20,000 – 34,999 SF	513	13,491,801	19.6%	89.9%	93.1%	136,121	10.96
10,000 – 19,999 SF	627	8,611,875	12.5%	86.7%	90.3%	109,477	14.43
5,000 – 9,999 SF	1,148	7,919,141	11.5%	81.4%	84.5%	117,776	18.38
< 5,000 SF	6,348	13,418,713	19.5%	80.4%	83.5%	289,757	26.76
TOTAL	9,077	68,852,305	100.0%	87.8%	90.7%	$875,925	$14.93

TOTAL ≥ 10,000 SF	1,581	47,514,451	69.0%	91.0%	93.8%	$468,392	$11.31
TOTAL < 10,000 SF	7,496	21,337,854	31.0%	80.8%	83.8%	407,533	23.65
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next 10 calendar years and thereafter, assuming no exercise of renewal options and including the GLA of lessee-owned leasehold improvements, as of December 31, 2020:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR PSF	ABR PSF at Expiration
M-M	322	889,505	1.4%	1.5%	$15.15	$15.15
2021	1,065	5,945,265	9.5%	8.9%	13.16	13.17
2022	1,129	7,891,881	12.6%	12.4%	13.75	13.83
2023	1,080	7,081,928	11.4%	11.6%	14.34	14.55
2024	1,045	9,072,153	14.5%	13.2%	12.75	13.03
2025	855	7,424,592	11.9%	11.5%	13.56	13.89
2026	549	5,696,459	9.1%	8.8%	13.57	14.45
2027	370	3,340,244	5.3%	5.7%	15.03	16.63
2028	310	2,820,147	4.5%	5.1%	15.94	17.58
2029	349	3,755,452	6.0%	6.4%	14.79	16.46
2030	290	2,996,196	4.8%	5.0%	14.68	16.27
2031+	392	5,544,431	9.0%	9.9%	15.48	18.02

More specific information with respect to each of our properties is set forth in Exhibit 99.1, which is incorporated herein by reference.

Leases
Our anchor tenants generally have leases with original terms ranging from 10 to 20 years, and may or may not contain renewal options for one or more additional periods. Smaller tenants typically have leases with original terms ranging from five to 10 years, and may or may not contain renewal options for one or more additional periods. Leases in our Portfolio generally provide for the payment of fixed monthly base rent. Certain leases also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a certain threshold level. Leases typically provide for contractual increases in base rent over both the original lease term and any renewal option periods, and the reimbursement of property operating expenses, including common area expenses, utilities (if not separately metered), insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties.

The foregoing general description of the characteristics of the leases of our Portfolio is not intended to describe all leases, and material variations in lease terms may exist.

Insurance
We have a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance for our properties. We formed Incap as part of our overall risk management program to stabilize insurance costs, manage exposure and recoup expenses through the function of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BPG’s common stock trades on the New York Stock Exchange under the trading symbol “BRX.” As of February 1, 2021, the number of holders of record of BPG’s common stock was 595. This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

BPG’s future distributions will be at the sole discretion of BPG’s Board of Directors. When determining the amount of future distributions, we expect that BPG’s Board of Directors will consider, among other factors; (1) the amount of cash generated from our operating activities; (2) the amount of cash required for leasing and capital expenditures; (3) the amount of cash required for debt repayments, reinvestment activity, net acquisitions, and share repurchases; (4) the amount of cash required to be distributed to maintain BPG’s status as a REIT and to reduce any income and excise taxes that BPG otherwise would be required to pay; (5) any limitations on our distributions contained in our financing agreements, including, without limitation, in our senior unsecured credit facility, as amended April 29, 2020 (the “Unsecured Credit Facility”); (6) the sufficiency of legally-available assets; and (7) our ability to continue to access additional sources of capital.

To the extent BPG is prevented, by provisions of our financing agreements or otherwise, from distributing 100% of BPG’s REIT taxable income, or otherwise does not distribute 100% of BPG’s REIT taxable income, BPG will be subject to income tax, and potentially excise tax, on the retained amounts. If our operations do not generate sufficient cash flow to allow BPG to satisfy the REIT distribution requirements, we may be required to fund distributions with working capital, borrowed funds, or asset sales, or we may be required to reduce such distributions or make such distributions in whole or in part payable in shares of BPG’s stock. See Item 1A. “Risk Factors” for additional information regarding risk factors that could adversely affect our results of operations.

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income or capital gain income. Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital. These distributions, to the extent that they do not exceed the stockholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the stockholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and in excess of the stockholder’s adjusted tax basis in its common shares, the distributions will be treated as capital gains from the sale of common shares. For the taxable year ended December 31, 2020, 100.0% of the Company’s distributions to stockholders constituted taxable ordinary income.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from December 31, 2015 through December 31, 2020, the cumulative total return of BPG’s common stock with the cumulative total return of the S&P 500 Index and the FTSE NAREIT Equity Shopping Centers Index. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the year ended December 31, 2020.

Issuer Purchases of Equity Securities
On January 9, 2020, we established a new share repurchase program (the “Program”) for up to $400.0 million of our common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced our prior share repurchase program, which expired on December 5, 2019. During the year ended December 31, 2020, we repurchased 1,650,115 shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. We incurred total commissions of less than $0.1 million in conjunction with the Program during the year ended December 31, 2020. As of December 31, 2020, the Program had $375.0 million of available repurchase capacity. During the three months ended December 31, 2020, we did not repurchase any shares of common stock.

Item 6. Selected Financial Data
The following tables show selected consolidated financial data for BPG and the Operating Partnership and their respective subsidiaries for the periods indicated. This information should be read together with the audited financial statements and notes thereto of BPG and its subsidiaries and the Operating Partnership and its subsidiaries and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenues
Rental income	$1,050,943	$1,166,379	$1,233,068	$1,281,724	$1,273,669
Other revenues	2,323	1,879	1,272	1,456	2,103
Total revenues	1,053,266	1,168,258	1,234,340	1,283,180	1,275,772

Operating expenses
Operating costs	111,678	124,876	136,217	136,092	133,429
Real estate taxes	168,943	170,988	177,401	179,097	174,487
Depreciation and amortization	335,583	332,431	352,245	375,028	387,302
Provision for doubtful accounts	—	—	10,082	5,323	9,182
Impairment of real estate assets	19,551	24,402	53,295	40,104	5,154
General and administrative	98,280	102,309	93,596	92,247	92,248
Total operating expenses	734,035	755,006	822,836	827,891	801,802

Other income (expense)
Dividends and interest	482	699	519	365	542
Interest expense	(199,988)	(189,775)	(215,025)	(226,660)	(226,671)
Gain on sale of real estate assets	34,499	54,767	209,168	68,847	35,613
Gain (loss) on extinguishment of debt, net	(28,052)	(1,620)	(37,096)	498	(832)
Other	(4,999)	(2,550)	(2,786)	(2,907)	(4,957)
Total other expense	(198,058)	(138,479)	(45,220)	(159,857)	(196,305)

Income before equity in income of unconsolidated joint venture	121,173	274,773	366,284	295,432	277,665
Equity in income of unconsolidated joint venture	—	—	—	381	477
Gain on disposition of unconsolidated joint venture interest	—	—	—	4,556	—

Net income	121,173	274,773	366,284	300,369	278,142
Net income attributable to non-controlling interests	—	—	—	(76)	(2,514)

Net income attributable to Brixmor Property Group Inc.	121,173	274,773	366,284	300,293	275,628
Preferred stock dividends	—	—	—	(39)	(150)

Net income attributable to common stockholders	$121,173	$274,773	$366,284	$300,254	$275,478

Net income attributable to common stockholders per common share:
Basic	$0.41	$0.92	$1.21	$0.98	$0.91
Diluted	$0.41	$0.92	$1.21	$0.98	$0.91
Weighted average shares:
Basic	296,972	298,229	302,074	304,834	301,601
Diluted	297,899	299,334	302,339	305,281	305,060

Cash dividends declared per common share	$0.500	$1.125	$1.105	$1.055	$0.995

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
	2020	2019	2018	2017	2016
Real estate, net	$7,504,113	$7,642,350	$7,749,650	$8,560,421	$8,842,004
Total assets	$8,342,147	$8,142,496	$8,242,421	$9,153,926	$9,319,685
Debt obligations, net(1)	$5,167,330	$4,861,185	$4,885,863	$5,676,238	$5,838,889
Total liabilities	$5,661,446	$5,398,639	$5,406,322	$6,245,578	$6,392,525
Total equity	$2,680,701	$2,743,857	$2,836,099	$2,908,348	$2,927,160
(1) Debt includes secured loans, notes payable, and credit agreements, including unamortized premium or net of unamortized discount and unamortized debt issuance costs.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenues
Rental income	$1,050,943	$1,166,379	$1,233,068	$1,281,724	$1,273,669
Other revenues	2,323	1,879	1,272	1,456	2,103
Total revenues	1,053,266	1,168,258	1,234,340	1,283,180	1,275,772

Operating expenses
Operating costs	111,678	124,876	136,217	136,092	133,429
Real estate taxes	168,943	170,988	177,401	179,097	174,487
Depreciation and amortization	335,583	332,431	352,245	375,028	387,302
Provision for doubtful accounts	—	—	10,082	5,323	9,182
Impairment of real estate assets	19,551	24,402	53,295	40,104	5,154
General and administrative	98,280	102,309	93,596	92,247	92,248
Total operating expenses	734,035	755,006	822,836	827,891	801,802

Other income (expense)
Dividends and interest	482	699	519	365	542
Interest expense	(199,988)	(189,775)	(215,025)	(226,660)	(226,671)
Gain on sale of real estate assets	34,499	54,767	209,168	68,847	35,613
Gain (loss) on extinguishment of debt, net	(28,052)	(1,620)	(37,096)	498	(832)
Other	(4,999)	(2,550)	(2,786)	(2,907)	(4,957)
Total other expense	(198,058)	(138,479)	(45,220)	(159,857)	(196,305)

Income before equity in income of unconsolidated joint venture	121,173	274,773	366,284	295,432	277,665
Equity in income of unconsolidated joint venture	—	—	—	381	477
Gain on disposition of unconsolidated joint venture interest	—	—	—	4,556	—

Net income	$121,173	$274,773	$366,284	$300,369	$278,142

Net income per common unit:
Basic	$0.41	$0.92	$1.21	$0.98	$0.91
Diluted	$0.41	$0.92	$1.21	$0.98	$0.91
Weighted average units:
Basic	296,972	298,229	302,074	304,913	304,600
Diluted	297,899	299,334	302,339	305,281	305,059

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
SELECT BALANCE SHEET INFORMATION
(in thousands)
	December 31,
	2020	2019	2018	2017	2016
Real estate, net	$7,504,113	$7,642,350	$7,749,650	$8,560,421	$8,842,004
Total assets	$8,332,133	$8,142,480	$8,242,075	$9,153,677	$9,319,434
Debt obligations, net(1)	$5,167,330	$4,861,185	$4,885,863	$5,676,238	$5,838,889
Total liabilities	$5,661,446	$5,398,639	$5,406,322	$6,245,578	$6,392,525
Total capital	$2,670,687	$2,743,841	$2,835,753	$2,908,099	$2,926,909
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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2020, our portfolio was comprised of 393 shopping centers (the “Portfolio”) totaling approximately 69 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2020, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2020, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by a commitment to operate in a socially responsible manner that allows us to realize our purpose of owning and managing properties that are the centers of the communities we serve.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia and San Diego, as well as our 11 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefitting from the regional and local expertise of our leasing and operations teams.

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

See “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K for the factors that could affect our rental income and/or property operating expenses. As discussed below, the COVID-19 pandemic is significantly impacting our business. See Item 1A. “Risk Factors” for a further discussion of other factors that could impact our future results.

Impacts on Business from COVID-19
The global outbreak of COVID-19 and the public health measures that have been undertaken in response have had a significant adverse impact on our business, our tenants and the global economy. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, have forced many of our tenants to close stores, reduce hours or significantly limit service, and have resulted in a dramatic increase in national unemployment and a significant economic contraction. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. Approximately 70% of our shopping centers are anchored by grocery stores. Grocery stores and other essential tenants have remained open throughout this time and many have experienced stable or increased sales, which we believe will help to partially mitigate the adverse impact of COVID-19 on our business. In addition, we have encouraged our tenants whose businesses have been impacted by COVID-19 to explore their eligibility for benefits under government assistance programs intended to provide financial support to affected businesses. COVID-19 significantly impacted our operations during 2020, and the following operating trends, combined with macroeconomic trends such as significantly increased unemployment and changes in consumer spending, lead us to believe that our operating results for 2021 will continue to be adversely affected by COVID-19.

The following table presents information related to rent collections and store closures:

	As of February 5, 2021
	Second Quarter 2020 Billed Base Rent Collected	Third Quarter 2020 Billed Base Rent Collected	Fourth Quarter 2020 Billed Base Rent Collected	Portfolio Composition By ABR	Percent of ABR Currently Closed
Essential retailers(1)	99%	99%	99%	34%	0%
Hybrid retailers(2)	86%	89%	91%	25%	3%
Other retailers or services(3)	73%	83%	89%	41%	5%
Total	85%	90%	93%		3%
(1)    Businesses deemed essential for day-to-day living.
(2)    Businesses deemed essential for day-to-day living, but operating in a moderated capacity, and businesses deemed essential for day-to-day living in many, but not all jurisdictions.
(3)    Businesses deemed non-essential for day-to-day living.

•Timing of rental payments: Certain tenants experiencing economic difficulties during the pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals, and, in more limited cases, in the form of rent abatements. Rent deferrals have significantly increased our Receivables, net. We are in ongoing discussions with our tenants regarding rent that has not yet been collected or addressed through executed deferral or abatement agreements.

•Leasing activity: While lease execution velocity notably slowed in the second quarter of 2020, it has since recovered to levels similar to those experienced in prior periods.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including the deferral of approximately $130.0 million of capital expenditures originally anticipated in 2020 and the temporary suspension of our quarterly cash dividend in the second and third quarters of 2020. In June 2020 and August 2020, we issued an aggregate of $800.0 million principal amount of 4.050% Senior Notes due 2030, the net proceeds of which were used to repurchase our 3.875% Senior Notes due 2022, repay outstanding indebtedness under our $1.25 billion revolving credit facility (the “Revolving Facility”), and for general corporate purposes. As of February 5, 2021, we have approximately $330.0 million in cash and cash equivalents and restricted cash, approximately $1.2 billion of remaining availability under the Revolving Facility, and no debt maturities until 2022.

We expect the significance of the COVID-19 pandemic and the resulting economic slowdown on our financial and operational results to be dictated by, among other things, the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, potential mutations of COVID-19, including SARS-CoV-2 and the response thereto, the direct and indirect economic effects of the pandemic and containment measures, and potential sustained changes in consumer behavior. Adverse developments related to these conditions could increase the number of tenants that are unable to meet their lease obligations to us, that close their stores, and/or that file for bankruptcy protection, and could limit the demand for space from new tenants. Therefore, there can be no assurances that we will not experience declines in revenues, net income or funds from operations, which could be material. See Item 1A. “Risk Factors” included elsewhere in this Annual Report on Form 10-K for additional information.

Leasing Highlights
As of December 31, 2020, billed and leased occupancy were 87.8% and 90.7%, respectively, as compared to 89.3% and 92.4%, respectively, as of December 31, 2019.

The following table summarizes our executed leasing activity for the years ended December 31, 2020 and 2019 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Year Ended December 31, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,381	9,558,058	$13.93	$3.47	$1.12	7.2%
New and renewal leases	1,184	6,202,624	15.46	5.33	1.73	7.3%
New leases	419	2,256,081	15.93	13.34	4.68	20.2%
Renewal leases	765	3,946,543	15.19	0.75	0.04	4.3%
Option leases	197	3,355,434	11.12	0.05	—	7.2%

For the Year Ended December 31, 2019
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,757	12,789,345	$13.89	$7.16	$1.50	10.9%
New and renewal leases	1,506	7,887,596	16.20	11.57	2.44	13.1%
New leases	622	3,525,712	16.52	23.86	5.30	31.7%
Renewal leases	884	4,361,884	15.94	1.63	0.12	7.8%
Option leases	251	4,901,749	10.17	0.06	—	6.9%
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

Acquisition Activity
•During the year ended December 31, 2020, we acquired two land parcels for an aggregate purchase price of $3.4 million, including transaction costs.

•During the year ended December 31, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs.

Disposition Activity
•During the year ended December 31, 2020, we disposed of 10 shopping centers, six partial shopping centers and one land parcel for aggregate net proceeds of $121.4 million resulting in aggregate gain of $32.6 million and aggregate impairment of $8.0 million. In addition, during the year ended December 31, 2020, we received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million.

•During the year ended December 31, 2019, we disposed of 24 shopping centers and three partial shopping centers for aggregate net proceeds of $288.5 million resulting in aggregate gain of $53.4 million and aggregate impairment of $16.4 million. In addition, during the year ended December 31, 2019, we received aggregate net proceeds of $1.6 million from previously disposed assets resulting in aggregate gain of $1.4 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
Revenues (in thousands)

	Year Ended December 31,
	2020	2019	$ Change
Revenues
Rental income	$1,050,943	$1,166,379	$(115,436)
Other revenues	2,323	1,879	444
Total revenues	$1,053,266	$1,168,258	$(114,992)

Rental income
The decrease in rental income for the year ended December 31, 2020 of $115.4 million, as compared to the corresponding period in 2019, was due to a $28.2 million decrease in rental income due to net disposition activity and an $87.2 million decrease for the remaining portfolio. The decrease for the remaining portfolio was due to (i) a $55.9 million increase in revenues deemed uncollectible; (ii) a $35.1 million decrease in straight-line rental income, net; (iii) a $3.2 million decrease in percentage rents; (iv) a $1.8 million decrease in accretion of above- and below-market leases and tenant inducements, net; (v) a $1.7 million decrease in expense reimbursements; and (vi) a $0.4 million decrease in ancillary and other rental income; partially offset by (vii) a $7.7 million increase in base rent; and (viii) a $3.2 million increase in lease termination fees. The increase in revenues deemed uncollectible and decrease in straight-line rental income, net were primarily attributable to COVID-19. The $7.7 million increase in base rent was primarily due to contractual rent increases, an increase in weighted average billed occupancy, and positive rent spreads for new and renewal leases and option exercises of 7.2% during the year ended December 31, 2020 and 10.9% during the year ended December 31, 2019, partially offset by COVID-19 rent deferrals accounted for as lease modifications and rent abatements.

Other revenues
The increase in other revenues for the year ended December 31, 2020 of $0.4 million, as compared to the corresponding period in 2019, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Year Ended December 31,
	2020	2019	$ Change
Operating expenses
Operating costs	$111,678	$124,876	$(13,198)
Real estate taxes	168,943	170,988	(2,045)
Depreciation and amortization	335,583	332,431	3,152
Impairment of real estate assets	19,551	24,402	(4,851)
General and administrative	98,280	102,309	(4,029)
Total operating expenses	$734,035	$755,006	$(20,971)

Operating costs
The decrease in operating costs for the year ended December 31, 2020 of $13.2 million, as compared to the corresponding period in 2019, was primarily due to a $3.8 million decrease in operating costs due to net disposition activity and a $9.4 million decrease for the remaining portfolio primarily due to proactive cost reductions taken in response to COVID-19 and favorable insurance captive adjustments.

Real estate taxes
The decrease in real estate taxes for the year ended December 31, 2020 of $2.0 million, as compared to the corresponding period in 2019, was primarily due to a $3.7 million decrease in real estate taxes due to net disposition activity, partially offset by a $1.7 million increase for the remaining portfolio primarily due to increases in assessments from several jurisdictions, partially offset by an increase in capitalized real estate taxes.

Depreciation and amortization
The increase in depreciation and amortization for the year ended December 31, 2020 of $3.2 million, as compared to the corresponding period in 2019, was primarily due to a $10.8 million increase for assets owned for the full year primarily related to value-enhancing reinvestment capital expenditures and tenant write-offs, partially offset by a decrease in depreciation and amortization related to acquired in-place lease intangibles and a $7.6 million decrease in depreciation and amortization due to net disposition activity.

Impairment of real estate assets
During the year ended December 31, 2020, aggregate impairment of $19.6 million was recognized on three shopping centers and one partial shopping center as a result of disposition activity and three operating properties. During the year ended December 31, 2019, aggregate impairment of $24.4 million was recognized on six shopping centers and one partial shopping center as a result of disposition activity, three operating properties and one partial operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the year ended December 31, 2020 of $4.0 million, as compared to the corresponding period in 2019, was primarily due to a decrease in marketing, professional and travel costs due to COVID-19 and a decrease in net compensation costs, partially offset by an increase in litigation and other non-routine legal expenses.

During the years ended December 31, 2020 and 2019, construction compensation costs of $14.6 million and $14.7 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.8 million and $0.0 million, respectively, and leasing commission costs of $5.7 million and $6.0 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2020	2019	$ Change
Other income (expense)
Dividends and interest	$482	$699	$(217)
Interest expense	(199,988)	(189,775)	(10,213)
Gain on sale of real estate assets	34,499	54,767	(20,268)
Loss on extinguishment of debt, net	(28,052)	(1,620)	(26,432)
Other	(4,999)	(2,550)	(2,449)
Total other expense	$(198,058)	$(138,479)	$(59,579)

Dividends and interest
The decrease in dividends and interest for the year ended December 31, 2020 of $0.2 million, as compared to the corresponding period in 2019, was primarily due to a $0.2 million decrease in investment income from marketable securities.

Interest expense
The increase in interest expense for the year ended December 31, 2020 of $10.2 million, as compared to the corresponding period in 2019, was primarily due to higher overall debt obligations as we bolstered liquidity in response to COVID-19.

Gain on sale of real estate assets
During the year ended December 31, 2020, we disposed of seven shopping centers, five partial shopping centers and one land parcel that resulted in aggregate gain of $32.6 million. In addition, during the year ended December 31, 2020, we received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million, and we received final insurance proceeds related to two shopping centers that were damaged by Hurricane Michael resulting in aggregate gain of $0.4 million. During the year ended December 31, 2019, we disposed of 18 shopping centers and two partial shopping centers that resulted in aggregate gain of $53.4 million. In addition, during the year ended December 31, 2019, we received aggregate net proceeds of $1.6 million from previously disposed assets resulting in aggregate gain of $1.4 million.

Loss on extinguishment of debt, net
During the year ended December 31, 2020, we repurchased all $500.0 million of our 3.875% Senior Notes due 2022 and repaid our $7.0 million secured loan, resulting in a $28.1 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $26.2 million of prepayment fees and $1.9 million of accelerated unamortized debt issuance costs and debt discounts, net of premiums. During the year ended December 31, 2019, we repaid $500.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended April 29, 2020 (the “Unsecured Credit Facility”), resulting in a $1.6 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The increase in other expense for the year ended December 31, 2020 of $2.4 million, as compared to the corresponding period in 2019, was primarily due to unfavorable tax adjustments in the current year.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 10, 2020, for a discussion of the comparison of the year ended December 31, 2019 to the year ended December 31, 2018.

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
•dividend/distribution payments
•value-enhancing reinvestment capital expenditures;
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2020, we had $1.2 billion of available liquidity under our Revolving Facility and $370.1 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

As previously discussed under the header “Impacts on Business from COVID-19”, the COVID-19 pandemic has had, and we expect will continue to have, an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from rent deferrals or abatements, tenant defaults, or decreases in rental rates or occupancy, would decrease the cash available for the capital uses described above, including payment of dividends. The decline in our stock price since the onset of the pandemic has decreased the likelihood of utilizing our at-the-market equity offering program in the near future. In June 2020 and August 2020, we issued an aggregate of $800.0 million principal amount of 4.050% Senior Notes due 2030, the net proceeds of which were used to repurchase our 3.875% Senior Notes due 2022, repay outstanding indebtedness under our Revolving Facility, and for general corporate purposes. However, the impacts of COVID-19 may increase risks related to the pricing and availability of future debt financing. In addition, a significant decline in our operating performance in the future could result in us not satisfying the financial covenants applicable to our debt and/or defaulting on our debt, which could impact our ability to incur additional debt, including the remaining capacity on our Revolving Facility.

We have taken various steps to mitigate the impact of COVID-19 on our liquidity, including the deferral of approximately $130.0 million of capital expenditures originally anticipated in 2020 and the temporary suspension of our quarterly cash dividend in the second and third quarters of 2020. In addition, we have no debt maturities until 2022. However, since we do not know the ultimate severity, scope or duration of the pandemic, and thus cannot predict the impact it will ultimately have on our tenants and on the debt and equity capital markets, we cannot estimate the impact it will have on our liquidity and capital resources.

In order to continue to qualify as a REIT for federal income tax purposes, we must distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy this requirement and maintain our REIT status. Cash dividends paid to common stockholders for the years ended December 31, 2020 and 2019 were $170.4 million and $334.9 million, respectively. In response to COVID-19, our Board of Directors temporarily suspended the dividend in the second and third quarters of 2020. In October 2020, our Board of Directors declared a quarterly cash dividend of $0.215 per common share for the fourth quarter of 2020. The dividend was paid on January 15, 2021 to shareholders of record on January 6, 2021. In February 2021, our Board of Directors declared a quarterly cash dividend of $0.215 per common share for the first quarter of 2021. The dividend is payable on April 15, 2021 to shareholders of record on April 5, 2021. Our Board of Directors will reevaluate the dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$443,101	$528,672
Net cash provided by (used in) investing activities	(167,249)	(172,064)
Net cash provided by (used in) financing activities	72,712	(385,850)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$443,101	$528,672
Net cash provided by (used in) investing activities	(167,249)	(172,285)
Net cash provided by (used in) financing activities	62,714	(385,519)

Cash, cash equivalents and restricted cash for BPG and the Operating Partnership were $370.1 million and $360.1 million, respectively, as of December 31, 2020. Cash, cash equivalents and restricted cash for BPG and the Operating Partnership were $21.5 million as of December 31, 2019.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the year ended December 31, 2020, our net cash provided by operating activities decreased $85.6 million as compared to the corresponding period in 2019. The decrease is primarily due to (i) a decrease from net working capital primarily due to decreased cash collection levels as a result of COVID-19; (ii) a decrease in net operating income due to net disposition activity; and (iii) an increase in cash outflows for interest expense; partially offset by (iv) an increase in lease termination fees; and (v) a decrease in cash outflows for general and administrative expense.

Investing Activities
Net cash provided by (used in) investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment program.

During the year ended December 31, 2020, our net cash used in investing activities decreased $4.8 million as compared to the corresponding period in 2019. The decrease was primarily due to (i) a decrease of $110.3 million in improvements to and investments in real estate assets; and (ii) a decrease of $76.2 million in acquisitions of real estate assets; partially offset by (iii) a decrease of $167.8 million in net proceeds from sales of real estate assets; and (iv) a $13.9 million decrease in net proceeds from sales of marketable securities, net of purchases.

Improvements to and investments in real estate assets
During the years ended December 31, 2020 and 2019, we expended $284.8 million and $395.1 million, respectively, on improvements to and investments in real estate assets. In addition, during the years ended December 31, 2020 and 2019, insurance proceeds of $7.5 million and $7.4 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of December 31, 2020, we had 60 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $402.6 million, of which $207.2 million has been incurred as of December 31, 2020.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the year ended December 31, 2020, we acquired two land parcels for an aggregate purchase price of $3.4 million, including transaction costs. During the year ended December 31, 2019, we acquired two shopping centers, two leases at an existing shopping center and one land parcel for an aggregate purchase price of $79.6 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the year ended December 31, 2020, we disposed of 10 shopping centers, six partial shopping centers and one land parcel for aggregate net proceeds of $121.4 million. In addition, during the year ended December 31, 2020, we received aggregate net proceeds of $1.0 million from previously disposed assets. During the year ended December 31, 2019, we disposed of 24 shopping centers and three partial shopping centers for aggregate net proceeds of $288.5 million. In addition, during the year ended December 31, 2019, we received aggregate net proceeds of $1.6 million from previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the year ended December 31, 2020, our net cash provided by financing activities increased $458.6 million as compared to the corresponding period in 2019. The increase was primarily due to (i) a $333.8 million increase in debt borrowings, net of repayments; and (ii) a $164.5 million decrease in distributions to common stockholders; partially offset by (iii) a $27.4 million increase in deferred financing and debt extinguishment costs; and (iv) a $12.3 million increase in repurchases of common stock. The increase in debt borrowings is primarily related to net proceeds from the issuances of our 4.050% Senior Notes due 2030, net of the repurchases of our 3.875% Senior Notes due 2022.

Contractual Obligations
Our contractual obligations relate to our debt, including unsecured notes payable and unsecured credit facilities, with maturities ranging from one year to 10 years, in addition to non-cancelable operating leases pertaining to our ground leases and administrative office leases.

The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding renewal options) as of December 31, 2020:

Contractual Obligations (in thousands)	Payment due by period
	2021	2022	2023	2024	2025	Thereafter	Total
Debt(1)	$—	$250,000	$850,000	$800,000	$700,000	$2,568,453	$5,168,453
Interest payments(2)	188,351	183,264	182,731	147,682	118,514	309,002	1,129,544
Operating leases	6,261	6,032	5,342	5,249	4,948	25,124	52,956
Total	$194,612	$439,296	$1,038,073	$952,931	$823,462	$2,902,579	$6,350,953
(1)    Debt includes scheduled maturities for unsecured notes payable and unsecured credit facilities.
(2)    As of December 31, 2020, we incur variable rate interest on (i) a $350.0 million term loan; (ii) a $300.0 million term loan; and (iii) $250.0 million of Floating Rate Senior Notes due 2022. We have in place seven interest rate swap agreements with an aggregate notional value of $800.0 million, which effectively convert variable interest payments to fixed interest payments. See Item 7A. “Quantitative and Qualitative Disclosures” for a further discussion of these and other factors that could impact interest payments. Interest payments for these variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2020.

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

Our reconciliation of net income to NAREIT FFO for the years ended December 31, 2020 and 2019 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Net income	$121,173	$274,773
Depreciation and amortization related to real estate	331,558	328,534
Gain on sale of real estate assets	(34,499)	(54,767)
Impairment of real estate assets	19,551	24,402
NAREIT FFO	$437,783	$572,942
NAREIT FFO per diluted share	$1.47	$1.91
Weighted average diluted shares outstanding	297,899	299,334

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

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

	Year Ended December 31,
	2020	2019	Change
Number of properties	384	384	—
Percent billed	88.1%	89.7%	(1.6%)
Percent leased	91.0%	92.9%	(1.9%)

Revenues
Rental income	$1,013,948	$1,062,483	$(48,535)
Other revenues	2,299	1,793	506
	1,016,247	1,064,276	(48,029)
Operating expenses
Operating costs	(110,317)	(118,008)	7,691
Real estate taxes	(163,019)	(161,116)	(1,903)
	(273,336)	(279,124)	5,788
Same property NOI	$742,911	$785,152	$(42,241)

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Net income	$121,173	$274,773
Adjustments:
Non-same property NOI	(22,431)	(45,398)
Lease termination fees	(6,238)	(3,314)
Straight-line rental income, net	11,858	(23,427)
Accretion of above- and below-market leases and tenant inducements, net	(13,074)	(15,230)
Straight-line ground rent expense	151	127
Depreciation and amortization	335,583	332,431
Impairment of real estate assets	19,551	24,402
General and administrative	98,280	102,309
Total other expense	198,058	138,479
Same property NOI	$742,911	$785,152

Our Critical Accounting Estimates
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

Revenue Recognition and Receivables
We enter into agreements with tenants which convey the right to control the use of identified space at our shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842, Leases. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on our Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on our Consolidated Balance Sheets. We commence recognizing rental revenue based on the date we make the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties by the lessee and are recognized in the period the applicable expenditures are incurred and/or contractually required to be repaid.

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

We periodically evaluate the collectability of our receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. We analyze individual tenant receivables and consider tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on our Consolidated Statements of Operations. Provision for doubtful accounts recognized prior to the adoption of ASC 842 is included in Operating expenses on our Consolidated Statements of Operations in accordance with our previous presentation and has not been reclassified to Rental income.

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

On a periodic basis, management assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, including the impact of COVID-19, that the carrying value of our real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. Various factors are considered in the estimation process, including trends and prospects and the effects of demand and competition on future operating income. Changes in any estimates and/or assumptions, including the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

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

Stock Based Compensation
We account for equity awards in accordance with the Financial Accounting Standards Board’s Stock Compensation guidance, which requires that all share-based payments to employees and non-employee directors be recognized in the Consolidated Statements of Operations over the service period based on their fair value. Fair value is determined based on the type of award, using either the grant date market price of our common stock or a Monte Carlo simulation model. Equity compensation expense is included in General and administrative expenses on our Consolidated Statements of Operations.

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

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to fund operations and capital expenditures. Our use of derivative instruments is intended to manage our exposure to interest rate movements. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest credit spreads available.

With regard to variable-rate financing, we assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations, as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

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

As of December 31, 2020, we had $900.0 million of outstanding variable-rate indebtedness which bears interest at a rate equal to LIBOR plus credit spreads ranging from 105 basis points to 125 basis points. We have interest rate swap agreements on $800.0 million of our variable-rate indebtedness, which effectively convert the base rate on the indebtedness from variable to fixed. If market rates of interest on our variable-rate debt increased or decreased by 100 basis points, the change in annual interest expense on our variable-rate debt would decrease earnings and cash flows by approximately $1.0 million or increase earnings and cash flows by approximately $1.0 million, respectively (after taking into account the impact of the $800.0 million of interest rate swap agreements).

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2020. The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2020 and are subject to change. Furthermore, the table below incorporates only those exposures that exist as of December 31, 2020 and does not consider exposures or positions that may have arisen or expired after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Unsecured Debt
Fixed rate	$—	$—	$500,000	$500,000	$700,000	$2,568,453	$4,268,453	$4,762,958
Weighted average interest rate(1)	3.90%	3.90%	3.99%	4.04%	4.09%	4.09%

Variable rate(2)(3)	$—	$250,000	$350,000	$300,000	$—	$—	$900,000	$901,204
Weighted average interest rate(1)(2)	2.71%	3.05%	3.86%	—%	—%	—%
(1)    Weighted average interest rates include the impact of our interest rate swap agreements and are calculated based on the total debt balances as of the end of each year, assuming the repayment of debt on its scheduled maturity date.

(2)    The interest rates on our variable rate debt are based on credit rating grids. The credit rating grids and all-in-rates on outstanding variable rate debt as of December 31, 2020 are as follows:

				Credit Spread Grid
	As of December 31, 2020			LIBOR Rate Loans	Base Rate Loans
Variable Rate Debt	LIBOR Rate	Credit Spread	All-in-Rate	Credit Spread	Credit Spread
Unsecured Credit Facility - Revolving Facility(1)	0.15%	1.10%	1.25%	0.78% – 1.45%	0.00% – 0.45%
$350 Million Term Loan	0.15%	1.25%	1.40%	0.85% – 1.65%	0.00% – 0.65%
$300 Million Term Loan	0.15%	1.25%	1.40%	0.85% – 1.65%	0.00% – 0.65%
2022 Notes	0.21%	1.05%	1.26%	N/A	N/A
(1)    Our Revolving Facility is further subject to a facility fee ranging from 0.13% to 0.30%, which is excluded from the all-in-rate presented above.

(3)    We have in place seven interest rate swap agreements that convert the variable interest rates on all or a portion of three variable rate debt instruments to fixed rates. The balances subject to interest rates swaps as of December 31, 2020 are as follows (dollars in thousands):

	As of December 31, 2020
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the COSO of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2021 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2020 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2021 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2020 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2021 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2020 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2021 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2020 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2021 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2020 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report

(b) Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of February 28, 2017	8-K	001-36160	3/3/2017	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Second Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 28, 2019, by and among Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Limited Partner, BPG Sub LLC, as Limited Partner, and the other limited partners from time to time party thereto	10-Q	001-36160	10/28/2019	3.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee (the “2015 Indenture”)	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture to the 2015 Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/21/2015	4.2
4.3	Second Supplemental Indenture to the 2015 Indenture, dated August 10, 2015, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/10/2015	4.2
4.4	Third Supplemental Indenture to the 2015 Indenture, dated June 13, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/13/2016	4.2
4.5	Fourth Supplemental Indenture to the 2015 Indenture, dated August 24, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/24/2016	4.2
4.6	Fifth Supplemental Indenture to the 2015 Indenture, dated March 8, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	3/8/2017	4.2
4.7	Sixth Supplemental Indenture to the 2015 Indenture, dated June 5, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/5/2017	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.8	Seventh Supplemental Indenture to the 2015 Indenture, dated August 31, 2018, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/28/2018	4.2
4.9	Eighth Supplemental Indenture to the 2015 Indenture, dated May 10, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	5/10/2019	4.2
4.10	Amendment No. 1 to the Eighth Supplemental Indenture, dated August 15, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/15/2019	4.3
4.11	Ninth Supplemental Indenture, dated June 10, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/10/2020	4.2
4.12	Amendment No. 1 to the Ninth Supplemental Indenture, dated August 20, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/20/2020	4.3
4.13	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.14	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.15	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.16	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	8/23/2013	4.4
4.17	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.1
4.18	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.19	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.20	Description of Registered Securities	—	—	—	—	x

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1*	2013 Omnibus Incentive Plan	S-11	333-190002	9/23/2013	10.18
10.2*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.3*	Form of Director Restricted Stock Award Agreement	S-11	333-190002	10/4/2013	10.30
10.4*	Form of Restricted Stock Unit Agreement	10-Q	001-36160	4/26/2016	10.6
10.5*	Form of Brixmor Property Group Inc. Restricted Stock Unit Agreement (TRSUs, PRSUs, and OPRSUs)	8-K	001-36160	3/6/2018	10.1
10.6*	Employment Agreement, dated April 12, 2016 by and between Brixmor Property Group Inc. and James M. Taylor	10-Q	001-36160	7/25/2016	10.1
10.7*	Employment Agreement, dated April 26, 2016, by and between Brixmor Property Group Inc. and Angela Aman	10-Q	001-36160	7/25/2016	10.2
10.8*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Angela Aman	8-K	001-36160	3/8/2019	10.1
10.9*	Employment Agreement, dated May 11, 2016 by and between Brixmor Property Group Inc. and Mark T. Horgan	10-K	001-36160	2/13/2017	10.22
10.10*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	3/8/2019	10.2
10.11*	Employment Agreement, dated December 5, 2014 by and between Brixmor Property Group Inc. and Brian T. Finnegan	10-K	001-36160	2/13/2017	10.23
10.12*	Employment Agreement, dated November 1, 2011, between Brixmor Property Group Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.13*	First Amendment to Employment Agreement, dated February 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.3
10.14*	Second Amendment to Employment Agreement, dated April 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.4
10.15	Amended and Restated Term Loan Agreement, dated as of December 12, 2018, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	10-K	001-36160	2/11/2019	10.4
10.16	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of April 29, 2020, by and among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	001-36160	5/1/2020	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.17	Term Loan Agreement, dated as of July 28, 2017, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “2017 Term Loan Agreement”)	8-K	001-36160	7/31/2017	10.1
10.18	Amendment No. 1 to the 2017 Term Loan Agreement, dated December 12, 2018, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	10-K	001-36160	2/11/2019	10.25
10.19	Amendment No. 2 to Term Loan Agreement, dated as April 29, 2020, by and among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	001-36160	5/1/2020	10.3
10.20	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-K	001-36160	2/11/2019	10.26
10.21	Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2020, by and among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto	8-K	001-36160	5/1/2020	10.1
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Property List	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x
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

BRIXMOR PROPERTY GROUP INC.

Date: February 11, 2021	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 11, 2021	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 11, 2021	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 11, 2021	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: February 11, 2021	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 11, 2021	By:	/s/ John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Date: February 11, 2021	By:	/s/ Michael Berman
Michael Berman
Director

Date: February 11, 2021	By:	/s/ Sheryl M. Crosland
Sheryl M. Crosland
Director

Date: February 11, 2021	By:	/s/ Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 11, 2021	By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 11, 2021	By:	/s/ William D. Rahm
William D. Rahm
Director

Date: February 11, 2021	By:	/s/ Gabrielle Sulzberger
Gabrielle Sulzberger
Director

Date: February 11, 2021	By:	/s/ Juliann Bowerman
Juliann Bowerman
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Real Estate Assets - Refer to Note 1 and Note 5 to the financial statements
Critical Audit Matter Description
The Company, on a periodic basis, assesses whether there are indicators, including changes in anticipated holding period, that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), considering the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value.
The Company utilizes estimates and assumptions when determining potential impairments based on the asset’s projected operating cash flows. We identified management’s estimate of anticipated holding period for the properties evaluated for impairment as a critical audit matter because of the significance of the estimate within management’s evaluation of the recoverability of real estate assets. Changes in the anticipated holding period could have a material impact on the projected operating cash flows and the amount of recorded impairment charge(s). This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assessment of expected remaining holding period.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates in determining the impairment of real estate asset values included the following, among others:
•We tested the effectiveness of controls over management’s impairment analysis, including controls over the estimate of the anticipated holding period of real estate assets.
•We evaluated the Company’s estimate of holding periods by:
◦Performing a retrospective analysis to compare historical estimates for real estate assets that have subsequently been disposed.
◦Obtaining and evaluating financial and operational evidence of the assumption of the anticipated holding period.
Evaluation of Collectability of Receivables – Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes individual tenant receivables and considers tenant creditworthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income. Due to the economic impacts from the COVID-19 pandemic, the Company has experienced an increase in the number of tenants that are delinquent in their lease obligations and has recognized significant levels compared to historical levels of revenues deemed uncollectible and straight-line rent receivable reversals.
The Company exercises judgments when determining the collectability of receivables related to revenue generating activities on an individual tenant basis. We identified management’s assumptions utilized in determining if a tenant’s lease payments are collectible as a critical audit matter because of the material impact to Rental income. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assessment of collectability.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assumptions in evaluating the collectability of rental revenue receivables included the following, among others:
•We tested the effectiveness of controls over management’s collectability assessment including controls over the assumptions utilized by management.
•We evaluated the Company’s estimate of the collectability of receivables by:
◦Assessing tenants that are deemed uncollectible by testing management’s estimate including reading available information including tenant’s filings, financial statements, news articles, and analyst reports among other procedures to validate management’s conclusions based on the tenant’s industry, creditworthiness, and payment history.
◦Analyzing tenants that are deemed collectible and who have large outstanding receivable balances, disputed charges, or recent deferral or abatement agreements by assessing analyst and industry reports to evaluate management’s conclusions.
◦Obtaining operational evidence by inquiring with Company employees in departments outside of accounting to corroborate evidence regarding specific tenant’s collectability assessment.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 11, 2021
We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 11, 2021, expressed an unqualified opinion on those financial statements.
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

Philadelphia, Pennsylvania
February 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2021, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Real Estate Assets - Refer to Note 1 and Note 5 to the financial statements
Critical Audit Matter Description
The Operating Partnership, on a periodic basis, assesses whether there are indicators, including changes in anticipated holding period, that the value of the Operating Partnership’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), considering the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized for the excess of its carrying amount over its fair value.
The Operating Partnership utilizes estimates and assumptions when determining potential impairments based on the asset’s projected operating cash flows. We identified management’s estimate of anticipated holding period for the properties evaluated for impairment as a critical audit matter because of the significance of the estimate within management’s evaluation of the recoverability of real estate assets. Changes in the anticipated holding period could have a material impact on the projected operating cash flows and the amount of recorded impairment charge(s). This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assessment of expected remaining holding period.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates in determining the impairment of real estate asset values included the following, among others:
•We tested the effectiveness of controls over management’s impairment analysis, including controls over the estimate of the anticipated holding period of real estate assets.
•We evaluated the Operating Partnership’s estimate of holding periods by:
◦Performing a retrospective analysis to compare historical estimates for real estate assets that have subsequently been disposed.
◦Obtaining and evaluating financial and operational evidence of the assumption of the anticipated holding period.
Evaluation of Collectability of Receivables – Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Operating Partnership periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Operating Partnership analyzes individual tenant receivables and considers tenant creditworthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income. Due to the economic impacts from the COVID-19 pandemic, the Operating Partnership has experienced an increase in the number of tenants that are delinquent in their lease obligations and has recognized significant levels compared to historical levels of revenues deemed uncollectible and straight-line rent receivable reversals.
The Operating Partnership exercises judgments when determining the collectability of receivables related to revenue generating activities on an individual tenant basis. We identified management’s assumptions utilized in determining if a tenant’s lease payments are collectible as a critical audit matter because of the material impact to Rental income. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assessment of collectability.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assumptions in evaluating the collectability of rental revenue receivables included the following, among others:
•We tested the effectiveness of controls over management’s collectability assessment including controls over the assumptions utilized by management.
•We evaluated the Operating Partnership’s estimate of the collectability of receivables by:
◦Assessing tenants that are deemed uncollectible by testing management’s estimate including reading available information including tenant’s filings, financial statements, news articles, and analyst reports among other procedures to validate management’s conclusions based on the tenant’s industry, creditworthiness, and payment history.
◦Analyzing tenants that are deemed collectible and who have large outstanding receivable balances, disputed charges, or recent deferral or abatement agreements by assessing analyst and industry reports to evaluate management’s conclusions.
◦Obtaining operational evidence by inquiring with Operating Partnership employees in departments outside of accounting to corroborate evidence regarding specific tenant’s collectability assessment.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 11, 2021
We have served as the Operating Partnership’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Operating Partnership and our report dated February 11, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 11, 2021

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2020	December 31, 2019
Assets
Real estate
Land	$1,740,263	$1,767,029
Buildings and improvements	8,423,298	8,356,571
	10,163,561	10,123,600
Accumulated depreciation and amortization	(2,659,448)	(2,481,250)
Real estate, net	7,504,113	7,642,350

Cash and cash equivalents	368,675	19,097
Restricted cash	1,412	2,426
Marketable securities	19,548	18,054
Receivables, net	240,323	234,246
Deferred charges and prepaid expenses, net	139,260	143,973
Real estate assets held for sale	18,014	22,171
Other assets	50,802	60,179
Total assets	$8,342,147	$8,142,496

Liabilities
Debt obligations, net	$5,167,330	$4,861,185
Accounts payable, accrued expenses and other liabilities	494,116	537,454
Total liabilities	5,661,446	5,398,639

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 305,621,403 and 305,334,144 shares issued and 296,494,411 and 297,857,267 shares outstanding	2,965	2,979
Additional paid-in capital	3,213,990	3,230,625
Accumulated other comprehensive loss	(28,058)	(9,543)
Distributions in excess of net income	(508,196)	(480,204)
Total equity	2,680,701	2,743,857
Total liabilities and equity	$8,342,147	$8,142,496
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2020	2019	2018
Revenues
Rental income	$1,050,943	$1,166,379	$1,233,068
Other revenues	2,323	1,879	1,272
Total revenues	1,053,266	1,168,258	1,234,340

Operating expenses
Operating costs	111,678	124,876	136,217
Real estate taxes	168,943	170,988	177,401
Depreciation and amortization	335,583	332,431	352,245
Provision for doubtful accounts	—	—	10,082
Impairment of real estate assets	19,551	24,402	53,295
General and administrative	98,280	102,309	93,596
Total operating expenses	734,035	755,006	822,836

Other income (expense)
Dividends and interest	482	699	519
Interest expense	(199,988)	(189,775)	(215,025)
Gain on sale of real estate assets	34,499	54,767	209,168
Loss on extinguishment of debt, net	(28,052)	(1,620)	(37,096)
Other	(4,999)	(2,550)	(2,786)
Total other expense	(198,058)	(138,479)	(45,220)

Net income	$121,173	$274,773	$366,284

Net income per common share:
Basic	$0.41	$0.92	$1.21
Diluted	$0.41	$0.92	$1.21
Weighted average shares:
Basic	296,972	298,229	302,074
Diluted	297,899	299,334	302,339
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2020	2019	2018
Net income	$121,173	$274,773	$366,284
Other comprehensive income (loss)
Change in unrealized loss on interest rate swaps, net (Note 6)	(18,571)	(25,713)	(8,361)
Change in unrealized gain on marketable securities	56	197	123
Total other comprehensive loss	(18,515)	(25,516)	(8,238)
Comprehensive income	$102,658	$249,257	$358,046
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2018	304,620	$3,046	$3,330,466	$24,211	$(449,375)	$2,908,348
Common stock dividends ($1.105 per common share)	—	—	—	—	(333,097)	(333,097)
Equity compensation expense	—	—	9,378	—	—	9,378
Other comprehensive loss	—	—	—	(8,238)	—	(8,238)
Issuance of common stock and OP Units	184	2	—	—	—	2
Repurchases of common stock	(6,315)	(63)	(104,637)	—	—	(104,700)
Share-based awards retained for taxes	—	—	(1,878)	—	—	(1,878)
Net income	—	—	—	—	366,284	366,284
Ending balance, December 31, 2018	298,489	2,985	3,233,329	15,973	(416,188)	2,836,099
ASC 842 cumulative adjustment	—	—	—	—	(1,974)	(1,974)
Common stock dividends ($1.125 per common share)	—	—	—	—	(336,815)	(336,815)
Equity compensation expense	—	—	13,571	—	—	13,571
Other comprehensive loss	—	—	—	(25,516)	—	(25,516)
Issuance of common stock and OP Units	203	3	—	—	—	3
Repurchases of common stock	(835)	(9)	(14,554)	—	—	(14,563)
Share-based awards retained for taxes	—	—	(1,721)	—	—	(1,721)
Net income	—	—	—	—	274,773	274,773
Ending balance, December 31, 2019	297,857	2,979	3,230,625	(9,543)	(480,204)	2,743,857
Common stock dividends ($0.500 per common share)	—	—	—	—	(149,165)	(149,165)
Equity compensation expense	—	—	11,895	—	—	11,895
Other comprehensive loss	—	—	—	(18,515)	—	(18,515)
Issuance of common stock and OP Units	287	3	—	—	—	3
Repurchases of common stock	(1,650)	(17)	(24,990)	—	—	(25,007)
Share-based awards retained for taxes	—	—	(3,540)	—	—	(3,540)
Net income	—	—	—	—	121,173	121,173
Ending balance, December 31, 2020	296,494	$2,965	$3,213,990	$(28,058)	$(508,196)	$2,680,701
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$121,173	$274,773	$366,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,583	332,431	352,245
(Accretion) amortization of debt premium and discount, net	(1,068)	966	(2,572)
Deferred financing cost amortization	7,527	7,063	6,601
Accretion of above- and below-market leases, net	(16,495)	(18,824)	(26,566)
Tenant inducement amortization and other	3,579	3,600	3,424
Impairment of real estate assets	19,551	24,402	53,295
Gain on sale of real estate assets	(34,499)	(54,767)	(209,168)
Equity compensation expense, net	10,951	12,661	9,378
Loss on extinguishment of debt, net	28,052	1,620	37,096
Changes in operating assets and liabilities:
Receivables, net	(9,795)	(26,999)	(12,312)
Deferred charges and prepaid expenses	(22,560)	(30,702)	(40,575)
Other assets	(475)	(179)	3,735
Accounts payable, accrued expenses and other liabilities	1,577	2,627	824
Net cash provided by operating activities	443,101	528,672	541,689

Investing activities:
Improvements to and investments in real estate assets	(284,756)	(395,095)	(268,689)
Acquisitions of real estate assets	(3,425)	(79,634)	(17,447)
Proceeds from sales of real estate assets	122,387	290,153	957,955
Purchase of marketable securities	(22,565)	(37,781)	(33,096)
Proceeds from sale of marketable securities	21,110	50,293	30,880
Net cash provided by (used in) investing activities	(167,249)	(172,064)	669,603

Financing activities:
Repayment of secured debt obligations	(7,000)	—	(895,717)
Repayment of borrowings under unsecured revolving credit facility	(653,000)	(586,000)	(194,000)
Proceeds from borrowings under unsecured revolving credit facility	646,000	287,000	500,000
Proceeds from unsecured notes	820,396	771,623	250,000
Repayment of borrowings under unsecured term loans and notes	(500,000)	(500,000)	(435,000)
Deferred financing and debt extinguishment costs	(34,740)	(7,294)	(56,598)
Distributions to common stockholders	(170,397)	(334,895)	(333,411)
Repurchases of common shares	(25,007)	(14,563)	(104,700)
Repurchases of common shares in conjunction with equity award plans	(3,540)	(1,721)	(1,878)
Net cash provided by (used in) financing activities	72,712	(385,850)	(1,271,304)

Net change in cash, cash equivalents and restricted cash	348,564	(29,242)	(60,012)
Cash, cash equivalents and restricted cash at beginning of period	21,523	50,765	110,777
Cash, cash equivalents and restricted cash at end of period	$370,087	$21,523	$50,765

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$368,675	$19,097	$41,745
Restricted cash	1,412	2,426	9,020
Cash, cash equivalents and restricted cash at end of period	$370,087	$21,523	$50,765

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $4,231, $3,480 and $2,478	$183,187	$178,890	$212,889
State and local taxes paid	3,577	2,134	2,180
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)
	December 31, 2020	December 31, 2019
Assets
Real estate
Land	$1,740,263	$1,767,029
Buildings and improvements	8,423,298	8,356,571
	10,163,561	10,123,600
Accumulated depreciation and amortization	(2,659,448)	(2,481,250)
Real estate, net	7,504,113	7,642,350

Cash and cash equivalents	358,661	19,081
Restricted cash	1,412	2,426
Marketable securities	19,548	18,054
Receivables, net	240,323	234,246
Deferred charges and prepaid expenses, net	139,260	143,973
Real estate assets held for sale	18,014	22,171
Other assets	50,802	60,179
Total assets	$8,332,133	$8,142,480

Liabilities
Debt obligations, net	$5,167,330	$4,861,185
Accounts payable, accrued expenses and other liabilities	494,116	537,454
Total liabilities	5,661,446	5,398,639

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 305,621,403 and 305,334,144 units issued and 296,494,411 and 297,857,267 units outstanding	2,698,746	2,753,385
Accumulated other comprehensive loss	(28,059)	(9,544)
Total capital	2,670,687	2,743,841
Total liabilities and capital	$8,332,133	$8,142,480
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Year Ended December 31,
	2020	2019	2018
Revenues
Rental income	$1,050,943	$1,166,379	$1,233,068
Other revenues	2,323	1,879	1,272
Total revenues	1,053,266	1,168,258	1,234,340

Operating expenses
Operating costs	111,678	124,876	136,217
Real estate taxes	168,943	170,988	177,401
Depreciation and amortization	335,583	332,431	352,245
Provision for doubtful accounts	—	—	10,082
Impairment of real estate assets	19,551	24,402	53,295
General and administrative	98,280	102,309	93,596
Total operating expenses	734,035	755,006	822,836

Other income (expense)
Dividends and interest	482	699	519
Interest expense	(199,988)	(189,775)	(215,025)
Gain on sale of real estate assets	34,499	54,767	209,168
Loss on extinguishment of debt, net	(28,052)	(1,620)	(37,096)
Other	(4,999)	(2,550)	(2,786)
Total other expense	(198,058)	(138,479)	(45,220)

Net income	$121,173	$274,773	$366,284

Net income per common unit:
Basic	$0.41	$0.92	$1.21
Diluted	$0.41	$0.92	$1.21
Weighted average units:
Basic	296,972	298,229	302,074
Diluted	297,899	299,334	302,339
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2020	2019	2018
Net income	$121,173	$274,773	$366,284
Other comprehensive income (loss)
Change in unrealized loss on interest rate swaps, net (Note 6)	(18,571)	(25,713)	(8,361)
Change in unrealized gain on marketable securities	56	186	120
Total other comprehensive loss	(18,515)	(25,527)	(8,241)
Comprehensive income	$102,658	$249,246	$358,043
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2018	$2,883,875	$24,224	$2,908,099
Distributions to partners	(333,191)	—	(333,191)
Equity compensation expense	9,378	—	9,378
Other comprehensive loss	—	(8,241)	(8,241)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(104,700)	—	(104,700)
Share-based awards retained for taxes	(1,878)	—	(1,878)
Net income attributable to Brixmor Operating Partnership LP	366,284	—	366,284
Ending balance, December 31, 2018	2,819,770	15,983	2,835,753
ASC 842 cumulative adjustment	(1,974)	—	(1,974)
Distributions to partners	(336,474)	—	(336,474)
Equity compensation expense	13,571	—	13,571
Other comprehensive loss	—	(25,527)	(25,527)
Issuance of OP Units	3	—	3
Repurchases of OP Units	(14,563)	—	(14,563)
Share-based awards retained for taxes	(1,721)	—	(1,721)
Net income attributable to Brixmor Operating Partnership LP	274,773	—	274,773
Ending balance, December 31, 2019	2,753,385	(9,544)	2,743,841
Distributions to partners	(159,163)	—	(159,163)
Equity compensation expense	11,895	—	11,895
Other comprehensive loss	—	(18,515)	(18,515)
Issuance of OP Units	3	—	3
Repurchases of OP Units	(25,007)	—	(25,007)
Share-based awards retained for taxes	(3,540)	—	(3,540)
Net income attributable to Brixmor Operating Partnership LP	121,173	—	121,173
Ending balance, December 31, 2020	$2,698,746	$(28,059)	$2,670,687
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$121,173	$274,773	$366,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,583	332,431	352,245
(Accretion) amortization of debt premium and discount, net	(1,068)	966	(2,572)
Deferred financing cost amortization	7,527	7,063	6,601
Accretion of above- and below-market leases, net	(16,495)	(18,824)	(26,566)
Tenant inducement amortization and other	3,579	3,600	3,424
Impairment of real estate assets	19,551	24,402	53,295
Gain on sale of real estate assets	(34,499)	(54,767)	(209,168)
Equity compensation expense, net	10,951	12,661	9,378
Loss on extinguishment of debt, net	28,052	1,620	37,096
Changes in operating assets and liabilities:
Receivables, net	(9,795)	(26,999)	(12,312)
Deferred charges and prepaid expenses	(22,560)	(30,702)	(40,575)
Other assets	(475)	(179)	3,735
Accounts payable, accrued expenses and other liabilities	1,577	2,627	824
Net cash provided by operating activities	443,101	528,672	541,689

Investing activities:
Improvements to and investments in real estate assets	(284,756)	(395,095)	(268,689)
Acquisitions of real estate assets	(3,425)	(79,634)	(17,447)
Proceeds from sales of real estate assets	122,387	290,153	957,955
Purchase of marketable securities	(22,565)	(38,002)	(33,094)
Proceeds from sale of marketable securities	21,110	50,293	30,880
Net cash provided by (used in) investing activities	(167,249)	(172,285)	669,605

Financing activities:
Repayment of secured debt obligations	(7,000)	—	(895,717)
Repayment of borrowings under unsecured revolving credit facility	(653,000)	(586,000)	(194,000)
Proceeds from borrowings under unsecured revolving credit facility	646,000	287,000	500,000
Proceeds from unsecured notes	820,396	771,623	250,000
Repayment of borrowings under unsecured term loans and notes	(500,000)	(500,000)	(435,000)
Deferred financing and debt extinguishment costs	(34,740)	(7,294)	(56,598)
Partner distributions and repurchases of OP Units	(208,942)	(350,848)	(440,087)
Net cash provided by (used in) financing activities	62,714	(385,519)	(1,271,402)

Net change in cash, cash equivalents and restricted cash	338,566	(29,132)	(60,108)
Cash, cash equivalents and restricted cash at beginning of period	21,507	50,639	110,747
Cash, cash equivalents and restricted cash at end of period	$360,073	$21,507	$50,639

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$358,661	$19,081	$41,619
Restricted cash	1,412	2,426	9,020
Cash, cash equivalents and restricted cash at end of period	$360,073	$21,507	$50,639

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $4,231, $3,480 and $2,478	$183,187	$178,890	$212,889
State and local taxes paid	3,577	2,134	2,180
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2020, the Company’s portfolio was comprised of 393 shopping centers (the “Portfolio”) totaling approximately 69 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.
The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2020 and 2019 and the consolidated results of its operations and cash flows for the years ended December 31, 2020, 2019 and 2018.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company has evaluated the Operating Partnership and has determined it is not a VIE as of December 31, 2020.

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

Deferred Leasing and Financing Costs
Costs incurred in executing tenant leases and long-term financings are capitalized and amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. For tenant leases, capitalized costs incurred include tenant improvements, tenant allowances, and leasing commissions. In connection with the adoption of Accounting Standards Codification (“ASC”) 842, Leases, the Company no longer capitalizes partial salaries and/or indirect legal fees incurred in executing tenant leases. These amounts were capitalized under previous guidance. For long-term financings, capitalized costs incurred include bank and legal fees. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, on the Company’s Consolidated Statements of Operations and in Operating activities on the Company’s Consolidated Statements of Cash Flows.

Marketable Securities
The Company classifies its marketable securities, which are comprised of debt securities, as available-for-sale. These securities are carried at fair value, which is based primarily on publicly traded market values in active markets and is classified accordingly on the fair value hierarchy.

Any unrealized loss on the Company’s financial instruments must be assessed to determine the portion, if any, that is attributable to credit loss and the portion that is due to other factors, such as changes in market interest rates. “Credit loss” refers to any portion of the carrying amount that the Company does not expect to collect over a financial instrument’s contractual life. The Company considers current market conditions and reasonable forecasts of future market conditions to estimate expected credit losses over the life of the financial instrument. Any portion of unrealized losses due to credit loss is recognized through net income and reported in equity as a component of distributions in excess of net income. The portion of unrealized losses due to other factors is recognized through other comprehensive income (loss) and reported in accumulated other comprehensive loss.

At December 31, 2020 and 2019, the fair value of the Company’s marketable securities portfolio approximated its cost basis.

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

Revenue Recognition and Receivables
The Company enters into agreements with tenants which convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under ASC 842. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on the Company’s Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on the accompanying Consolidated Balance Sheets. The Company commences recognizing rental revenue based on the date it makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties by the lessee and are recognized in the period the applicable expenditures are incurred and/or contractually required to be repaid.

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

The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements and those attributable to other revenue generating activities. The Company analyzes individual tenant receivables and considers tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on the Company’s Consolidated Statements of Operations. Provision for doubtful accounts recognized prior to the adoption of ASC 842 is included in Operating expenses on the Company’s Consolidated Statements of Operations in accordance with the Company’s previous presentation and has not been reclassified to Rental income.

Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. These agreements meet the criteria for recognition as leases under ASC 842. For these agreements the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancellable lease term. As the discount rates implicit in the leases are not readily determinable, the Company uses its incremental secured borrowing rate, based on the information available at the commencement date of each lease, to determine the present value of the associated lease payments. The lease terms utilized by the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. The Company evaluates many factors, including current and future lease cash flows, when determining if an option to extend or terminate should be included in the non-cancellable period. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancellable lease term. The Company applies the short-term lease exemption within ASC 842 and has not recorded an ROU asset or lease liability for leases with original terms of less than 12 months. Additionally, leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of the properties by the Company.

For leases where it is the lessee, the Company accounts for lease payments (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. The Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component. These amounts are included in Operating expenses on the Company’s Consolidated Statements of Operations.

Stock Based Compensation
The Company accounts for equity awards in accordance with the Financial Accounting Standards Board’s (“FASB”) Stock Compensation guidance, which requires that all share-based payments to employees and non-employee directors be recognized in the Consolidated Statements of Operations over the service period based on their fair value. Fair value is determined based on the type of award, using either the grant date market price of the Company’s common stock or a Monte Carlo simulation model. Equity compensation expense is included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

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

Brixmor Property Group Inc. has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (each a “TRS”), and Brixmor Property Group Inc. may in the future elect to treat newly formed and/or other existing subsidiaries as TRSs. A TRS may participate in non-real estate related activities and/or perform non-customary services for tenants and is subject to certain limitations under the Code. A TRS is subject to U.S. federal, state and local income taxes at regular corporate rates. Income taxes related to Brixmor Property Group Inc.’s TRSs do not materially impact the Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2020 and 2019. Open tax years generally range from 2017 through 2019 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s Consolidated Statements of Operations.

New Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326). ASU 2016-13 was subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2016-13 amends guidance to replace the prior “incurred loss” methodology of recognizing credit losses on financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of information. Any unrealized loss on the Company’s financial instruments must be assessed to determine the portion, if any, that is attributable to credit loss and the portion that is due to other factors, such as changes in market interest rates. “Credit loss” refers to any portion of the carrying amount that the Company does not expect to collect over a financial instrument’s contractual life. The Company considers current market conditions and reasonable forecasts of future market conditions to estimate expected credit losses over the life of the financial instrument. Any portion of unrealized losses due to credit loss is recognized through net income and reported in equity as a component of distributions in excess of net income. The portion of unrealized losses due to other factors continues to be recognized through other comprehensive income (loss) and reported in accumulated other comprehensive loss. In addition, ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASC 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842. The standard became effective for the Company on January 1, 2020. The Company determined that these changes did not have a material impact on the Consolidated Financial Statements of the Company.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). ASU 2018-16 was subsequently amended by ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2018-16 amends guidance to permit the use of the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, Derivatives and Hedging. The standard became effective for the Company on January 1, 2019 and a prospective transition approach was required. The Company determined that the adoption of ASU 2018-16 did not have a material impact on the Consolidated Financial Statements of the Company.

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

2. Acquisition of Real Estate
During the year ended December 31, 2020, the Company acquired the following assets, in separate transactions:

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
(3)GLA excludes square footage related to the anticipated relocation of the Company’s regional office. Total acquired GLA is 288,718 square feet.

The aggregate purchase price of the assets acquired during the years ended December 31, 2020 and 2019, respectively, has been allocated as follows:

	Year Ended December 31,
Assets	2020	2019
Land	$3,425	$25,953
Buildings	—	45,781
Building and tenant improvements	—	5,832
Above-market leases(1)	—	155
In-place leases(2)	—	6,923
Total assets	3,425	84,644

Liabilities
Below-market leases(3)	—	5,010
Total liabilities	—	5,010
Net assets acquired	$3,425	$79,634
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the year ended December 31, 2019 was 10.4 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the year ended December 31, 2019 was 8.8 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the year ended December 31, 2019 was 24.3 years.

3. Dispositions and Assets Held for Sale
During the year ended December 31, 2020, the Company disposed of 10 shopping centers, six partial shopping centers and one land parcel for aggregate net proceeds of $121.4 million resulting in aggregate gain of $32.6 million and aggregate impairment of $8.0 million. In addition, during the year ended December 31, 2020, the Company received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million.

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

As of December 31, 2020, the Company had two properties and one partial property held for sale. As of December 31, 2019, the Company had two properties and two partial properties held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	December 31, 2020	December 31, 2019
Land	$5,447	$3,356
Buildings and improvements	16,481	31,650
Accumulated depreciation and amortization	(4,693)	(13,044)
Real estate, net	17,235	21,962
Other assets	779	209
Assets associated with real estate assets held for sale	$18,014	$22,171

Liabilities
Below-market leases	$—	$415
Liabilities associated with real estate assets held for sale(1)	$—	$415
(1)    These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

There were no discontinued operations for the years ended December 31, 2020, 2019 and 2018 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.
4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2020	December 31, 2019
Land	$1,740,263	$1,767,029
Buildings and improvements:
Buildings and tenant improvements(1)	7,856,850	7,741,607
Lease intangibles(2)	566,448	614,964
	10,163,561	10,123,600
Accumulated depreciation and amortization(3)	(2,659,448)	(2,481,250)
Total	$7,504,113	$7,642,350
(1)As of December 31, 2020 and 2019, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $33.0 million and $46.9 million, respectively.
(2)As of December 31, 2020 and 2019, Lease intangibles consisted of $509.3 million and $554.9 million, respectively, of in-place leases and $57.2 million and $60.1 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(3)As of December 31, 2020 and 2019, Accumulated depreciation and amortization included $507.7 million and $533.1 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of December 31, 2020 and 2019, the Company had intangible liabilities relating to below-market leases of $345.7 million and $372.1 million, respectively, and accumulated accretion of $260.3 million and $267.1 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the years ended December 31, 2020, 2019 and 2018 was $16.5 million, $18.8 million and $26.6 million, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2020, 2019 and 2018 was $19.1 million, $25.8 million and $35.2 million, respectively. These amounts are included in Depreciation and amortization on the Company’s Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization	In-place lease amortization expense
2021	$(11,173)	$12,810
2022	(9,240)	8,962
2023	(8,018)	6,513
2024	(7,504)	4,846
2025	(6,336)	3,675

5. Impairments
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, including the impact of COVID-19, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

The Company recognized the following impairments during the year ended December 31, 2020:

Year Ended December 31, 2020
Property Name(1)	Location	GLA	Impairment Charge
Northmall Centre	Tucson, AZ	165,350	$5,721
Spring Mall	Greenfield, WI	45,920	4,584
30th Street Plaza(2)	Canton, OH	145,935	4,449
Fry Road Crossing(2)	Katy, TX	240,940	2,006
Chamberlain Plaza(2)	Meriden, CT	54,302	1,538
The Pines Shopping Center(3)	Pineville, LA	179,039	1,239
Parcel at Lakes Crossing(2)	Muskegon, MI	4,990	14
		836,476	$19,551
(1)The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2020.
(3)This property was classified as held for sale as of December 31, 2020.

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
(3)The Company disposed of this property during the year ended December 31, 2020.

The Company recognized the following impairments during the year ended December 31, 2018:

Year Ended December 31, 2018
Property Name(1)	Location	GLA	Impairment Charge
County Line Plaza(2)	Jackson, MS	221,127	$10,181
Southland Shopping Plaza(2)	Toledo, OH	285,278	7,077
Covington Gallery(3)	Covington, GA	174,857	6,748
Westview Center(3)	Hanover Park, IL	321,382	5,916
Roundtree Place(2)	Ypsilanti, MI	246,620	4,317
Skyway Plaza(4)	St. Petersburg, FL	110,799	3,639
Wadsworth Crossings(2)	Wadsworth, OH	118,145	3,594
Brooksville Square(2)	Brooksville, FL	96,361	2,740
Sterling Bazaar(2)	Peoria, IL	87,359	1,571
Pensacola Square(2)	Pensacola, FL	142,767	1,345
Plantation Plaza(2)	Clute, TX	99,141	1,251
Kline Plaza(2)	Harrisburg, PA	214,628	1,237
Smith’s(2)	Socorro, NM	48,000	1,200
Elkhart Plaza West(2)	Elkhart, IN	81,651	748
Dover Park Plaza(2)	Yardville, NJ	56,638	555
Parcel at Elk Grove Town Center(2)	Elk Grove Village, IL	72,385	538
Crossroads Centre(2)	Fairview Heights, IL	242,752	204
Shops of Riverdale(2)	Riverdale, GA	16,808	155
Valley Commons(2)	Salem, VA	45,580	115
Mount Carmel Plaza(2)	Glenside, PA	14,504	115
Klein Square(2)	Spring, TX	80,636	49
		2,777,418	$53,295
(1)The Company recognized impairment charges based upon a change in the anticipated hold period of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2018.
(3)The Company disposed of this property during the year ended December 31, 2019.
(4)The Company disposed of this property during the year ended December 31, 2020.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the years ended December 31, 2020 and 2019, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2020 and 2019 is as follows:

	Number of Instruments		Notional Amount
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Rate Swaps	7	7	$800,000	$800,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of December 31, 2020 and 2019 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2020	December 31, 2019
Gross derivative assets	$—	$3,795
Gross derivative liabilities	(28,225)	(13,449)
Net derivative liabilities	$(28,225)	$(9,654)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2020	2019	2018
Change in unrealized gain (loss) on interest rate swaps	$(26,998)	$(19,333)	$3,837
Amortization (accretion) of interest rate swaps to interest expense	8,427	(6,380)	(12,198)
Change in unrealized loss on interest rate swaps, net	$(18,571)	$(25,713)	$(8,361)

The Company estimates that $10.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2020, 2019 and 2018.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2020 and 2019, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of December 31, 2020 and 2019, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2020	December 31, 2019	Stated Interest Rate(1)	Scheduled Maturity Date
Secured loan
Secured loan	$—	$7,000	N/A	N/A
Net unamortized premium	—	211
Net unamortized debt issuance costs	—	(37)
Total secured loan, net	$—	$7,174

Notes payable
Unsecured notes(2)(3)	$4,518,453	$4,218,453	1.26% – 7.97%	2022 – 2030
Net unamortized premium	31,390	11,078
Net unamortized debt issuance costs	(25,232)	(23,579)
Total notes payable, net	$4,524,611	$4,205,952

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Revolving Facility	$—	$7,000	N/A	2023
Unsecured $350 Million Term Loan(3)	350,000	350,000	1.40%	2023
Unsecured $300 Million Term Loan(4)	300,000	300,000	1.40%	2024
Net unamortized debt issuance costs	(7,281)	(8,941)
Total Unsecured Credit Facility and term loans	$642,719	$648,059

Total debt obligations, net	$5,167,330	$4,861,185
(1)Stated interest rates as of December 31, 2020 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.75% as of December 31, 2020.
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
(4)Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300.0 million term loan agreement, as amended April 29, 2020 (the “$300 Million Term Loan”) to a fixed, combined interest rate of 2.61% (plus a spread of 125 basis points) through July 26, 2024.

2020 Debt Transactions
During the year ended December 31, 2020, the Company repaid $7.0 million, net of borrowings, under the Operating Partnership’s $1.25 billion revolving credit facility (the “Revolving Facility”).

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

In December 2020, the Operating Partnership redeemed the remaining $316.8 million principal amount of 2022 Notes. Pursuant to the terms of the Indenture, the notes were redeemed at a price equal to the principal amount of the notes plus a make-whole premium, together with accrued and unpaid interest up to, but excluding, the redemption date.

During the year ended December 31, 2020, as a result of the Tender Offer, the redemption of the remaining amount of 2022 Notes and the repayment of its $7.0 million secured loan, the Company recognized a $28.1 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $26.2 million of prepayment fees and $1.9 million of accelerated unamortized debt issuance costs and debt discounts, net of premiums.

In April 2020, the Operating Partnership amended its senior unsecured credit agreements related to the Revolving Facility and the Operating Partnership’s term loans, changing the covenant calculation reference period to the most recent twelve months for which it reported financial results from the most recent six months for which it reported financial results, annualized.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2020.

Debt Maturities
As of December 31, 2020 and 2019, the Company had accrued interest of $47.2 million and $36.9 million outstanding, respectively. As of December 31, 2020, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2021	$—
2022	250,000
2023	850,000
2024	800,000
2025	700,000
Thereafter	2,568,453
Total debt maturities	5,168,453
Net unamortized premium	31,390
Net unamortized debt issuance costs	(32,513)
Total debt obligations, net	$5,167,330
As of the date the financial statements were issued, the Company did not have any scheduled debt maturities for the next 12 months.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2020		December 31, 2019
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Secured loan	$—	$—	$7,174	$7,306
Notes payable	4,524,611	5,012,523	4,205,952	4,422,513
Unsecured Credit Facility and term loans	642,719	651,639	648,059	658,490
Total debt obligations, net	$5,167,330	$5,664,162	$4,861,185	$5,088,309

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

Based on the above criteria, the Company has determined that the valuations of its debt obligations are classified within Level 3 of the fair value hierarchy. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,548	$980	$18,568	$—

Liabilities:
Interest rate derivatives	$(28,225)	$—	$(28,225)	$—

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$18,054	$1,459	$16,595	$—
Interest rate derivatives	$3,795	$—	$3,795	$—

Liabilities:
Interest rate derivatives	$(13,449)	$—	$(13,449)	$—
(1)As of December 31, 2020 and 2019, marketable securities included $0.2 million and $0.1 million of net unrealized gains, respectively. As of December 31, 2020, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the years ended December 31, 2020 and 2019, excluding the properties sold prior to December 31, 2020 and 2019, respectively:

	Fair Value Measurements as of December 31, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)(3)	$27,184	$—	$—	$27,184	$11,544

	Fair Value Measurements as of December 31, 2019
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(4)(5)	$23,533	$—	$—	$23,533	$7,983
(1)Excludes properties disposed of prior to December 31, 2020.

(2)The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2020 includes: (i) $14.0 million related to Northmall Centre; and (ii) $8.3 million related to The Pines Shopping Center.
(3)The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the year ended December 31, 2020 includes $4.9 million related to Spring Mall. The capitalization rate of 8.0% and discount rate of 8.0% which were utilized in the discounted cash flow analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the investment.
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

As of December 31, 2020, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table below includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The table does not include variable lease payments which may be received under certain leases for the reimbursement of property operating expenses, the reimbursement of certain capital expenditures related to the maintenance of the Company’s properties, or percentage rents. These variable lease payments are recognized, in the case of reimbursements, in the period when the applicable expenditures are incurred and/or contractually required to be repaid or, in the case of percentage rents, when the sales data is made available.

Year ending December 31,	Operating Leases
2021	$820,956
2022	728,098
2023	627,664
2024	519,600
2025	412,324
Thereafter	1,372,125

The Company recognized $4.2 million, $7.5 million and $6.6 million of rental income based on percentage rents for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. As of December 31, 2020 and 2019, receivables associated with the effects of recognizing rental income on a straight-line basis were $127.3 million and $140.2 million, respectively.

COVID-19
The global outbreak of the novel strain of coronavirus (“COVID-19”) and the public health measures that have been undertaken in response have had a significant adverse impact on the Company’s business, the Company’s tenants, the real estate market, the global economy, and the financial markets. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, have forced many of the Company’s tenants to close stores, reduce hours or significantly limit service, and have resulted in a dramatic increase in national unemployment and a significant economic contraction. Certain tenants experiencing economic difficulties during this pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals, and, in more limited cases, in the form of rent abatements.

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
•The Company does not account for COVID-19 rent abatements that do not significantly increase the consideration due under the lease as lease modifications. As a result, rental revenue recognition is reduced by the amount of the abatement in the period it was granted and straight-line rental income recognition does not change over the remaining lease term.

The following table presents the COVID-19 related deferrals and abatements granted for lease payments due during the year ended December 31, 2020. Lease payments presented consist of fixed contractual base rent and may include the reimbursement of certain property operating expenses.

	Year Ended December 31, 2020
	Deferrals	Abatements
Lease payments (lease modifications)	$3,544	$2,103
Lease payments (not lease modifications)	42,080	2,096
	$45,624	$4,199

The following table presents the deferrals that were not lease modifications and were included in Receivables, net on the Company’s Consolidated Balance Sheets:

COVID-19 Deferred Receivable
Beginning balance, March 31, 2020	$—
Deferred lease payments (not lease modifications)	42,080
Deferred lease payments deemed uncollectible	(17,928)
Deferred lease payments received	(8,793)
Ending balance, December 31, 2020	$15,359

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes a lease liability and an ROU asset based on the present value of future lease payments over the noncancellable lease term. As of December 31, 2020 the Company is not including any prospective renewal or termination options in its lease liabilities or ROU assets, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay its proportionate share of property operating expenses such as common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Year Ended December 31,
Supplemental Statements of Operations Information	2020	2019
Operating lease costs	$7,058	$6,838
Short-term lease costs	39	39
Variable lease costs	519	436
Total lease costs	$7,616	$7,313

	Year Ended December 31,
Supplemental Statements of Cash Flows Information	2020	2019
Operating cash outflows from operating leases	$7,066	$6,954
ROU assets obtained in exchange for operating lease liabilities	$1,174	$44,845
ROU assets written off due to lease modifications	$(1,748)	$—

Operating Lease Liabilities	As of December 31, 2020
Future minimum operating lease payments:
2021	$6,261
2022	6,032
2023	5,342
2024	5,249
2025	4,948
Thereafter	25,124
Total future minimum operating lease payments	52,956
Less: imputed interest	(14,357)
Operating lease liabilities	$38,599

	As of December 31,
Supplemental Balance Sheets Information	2020	2019
Operating lease liabilities(1)(2)	$38,599	$44,707
ROU assets(1)(3)	$34,006	$39,860
(1)As of December 31, 2020 and 2019, the weighted average remaining lease term was 12.7 years and 10.9 years, respectively, and the weighted average discount rate was 4.39% and 4.30%. respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2020, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In January 2020, the Company established an at-the-market equity offering program (the “ATM Program”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers and forward purchasers. As of December 31, 2020, no shares have been issued under the ATM Program, and as a result, $400.0 million of common stock remained available for issuance.

Share Repurchase Program
In January 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program (the “Prior Program”), which expired on December 5, 2019. During the year ended December 31, 2020, the Company repurchased 1.7 million shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program for the year ended December 31, 2020. During the year ended December 31, 2019, the Company repurchased 0.8 million shares of common stock under the Prior Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Prior Program for the year ended December 31, 2019. During the year ended December 31, 2018, the Company repurchased 6.3 million shares of common stock under the Prior Program at an average price per share of $16.56 for a total of $104.6 million, excluding commissions. The Company incurred commissions of $0.1 million in conjunction with the Prior Program for the year ended December 31, 2018. As of December 31, 2020, the Program had $375.0 million of available repurchase capacity.
Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the years ended December 31, 2020 and 2019, the Company withheld 0.2 million and 0.1 million shares, respectively.

Dividends and Distributions
Because Brixmor Property Group Inc. is a holding company and has no material assets other than its ownership of BPG Sub, through which it owns the Operating Partnership, and no material operations other than those conducted by the Operating Partnership, distributions are funded as follows:

•first, the Operating Partnership makes distributions to its partners that are holders of OP Units, including BPG Sub;
•second, BPG Sub distributes to Brixmor Property Group Inc. its share of such distributions; and
•third, Brixmor Property Group Inc. distributes the amount authorized by its Board of Directors and declared by Brixmor Property Group Inc. to its common stockholders on a pro rata basis.

During the years ended December 31, 2020, 2019 and 2018, the Company declared common stock dividends and OP Unit distributions of $0.500 per share/unit, $1.125 per share/unit and $1.105 per share/unit, respectively. As of December 31, 2020 and 2019, the Company had declared but unpaid common stock dividends and OP Unit distributions of $66.0 million and $87.2 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

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

During the years ended December 31, 2020, 2019 and 2018, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.7 million, 0.8 million and 0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the years ended December 31, 2020, 2019 and 2018, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 20.0% to 23.0%, 20.0% to 21.0%, and 29.0% to 32.0%, respectively; (ii) a weighted average risk-free interest rate of 1.20% to 1.30%, 2.55%, and 2.43% to 2.53%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 5.9% to 6.0%, 5.6%, and 5.6%, respectively.

Information with respect to RSUs for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,236	$26,974
Vested	(292)	(5,060)
Granted	822	13,016
Forfeited	(268)	(4,299)
Outstanding, December 31, 2018	1,498	30,631
Vested	(314)	(6,592)
Granted	789	15,630
Forfeited	(207)	(4,167)
Outstanding, December 31, 2019	1,766	35,502
Vested	(462)	(8,139)
Granted	753	13,760
Forfeited	(83)	(1,495)
Outstanding, December 31, 2020	1,974	$39,628

During the years ended December 31, 2020, 2019 and 2018, the Company recognized $11.9 million, $13.6 million and $9.4 million of equity compensation expense, respectively, of which $0.9 million, $0.9 million and $0.0 million was capitalized, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations. As of December 31, 2020, the Company had $13.7 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Computation of Basic Earnings Per Share:
Net income	$121,173	$274,773	$366,284
Non-forfeitable dividends on unvested restricted shares	(410)	(649)	(331)
Net income attributable to the Company’s common stockholders for basic earnings per share	$120,763	$274,124	$365,953

Weighted average shares outstanding – basic	296,972	298,229	302,074

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.41	$0.92	$1.21

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$120,763	$274,124	$365,953

Weighted average shares outstanding – basic	296,972	298,229	302,074
Effect of dilutive securities:
Equity awards	927	1,105	265
Weighted average shares outstanding – diluted	297,899	299,334	302,339

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.41	$0.92	$1.21

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2020	2019	2018
Computation of Basic Earnings Per Unit:
Net income attributable to Brixmor Operating Partnership LP	$121,173	$274,773	$366,284
Non-forfeitable dividends on unvested restricted units	(410)	(649)	(331)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$120,763	$274,124	$365,953

Weighted average common units outstanding – basic	296,972	298,229	302,074

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.41	$0.92	$1.21

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$120,763	$274,124	$365,953

Weighted average common units outstanding – basic	296,972	298,229	302,074
Effect of dilutive securities:
Equity awards	927	1,105	265
Weighted average common units outstanding – diluted	297,899	299,334	302,339

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.41	$0.92	$1.21

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

The Company believes that no additional governmental proceedings relating to these matters will be brought against the Company. The Company understands that the SEC and the U.S. Attorney’s Office for the Southern District of New York are pursuing actions relating to these matters with respect to certain former employees. The Company remains obligated to advance funds to these former employees for legal and other professional fees pursuant to indemnification obligations and the amounts advanced are now in excess of the Company’s insurance coverage and are being funded by the Company. Under certain circumstances, the former employees are contractually obligated to reimburse the Company for such amounts advanced. However, it is possible that the Company may not be able to recover any or all of these amounts.

Insurance Captive
The Company has a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance for the Company’s Portfolio. The Company formed Incap as part of its overall risk management program to stabilize insurance costs, manage exposure and recoup expenses through the function of the captive program. The Company has capitalized Incap in accordance with the applicable regulatory requirements. An actuarial analysis is performed to estimate future projected claims, related deductibles and projected expenses necessary to fund associated risk management programs. Incap establishes annual premiums based on projections derived from the past loss experience of the Company’s properties. Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by the Company’s tenants pursuant to specific lease terms.

Activity in the reserve for losses for the years ended December 31, 2020 and 2019 is summarized as follows:

	Year End December 31,
	2020	2019
Balance at the beginning of the year	$12,345	$12,470

Incurred related to:
Current year	2,911	3,480
Prior years	(1,962)	(470)
Total incurred	949	3,010

Paid related to:
Current year	(141)	(500)
Prior years	(2,193)	(2,635)
Total paid	(2,334)	(3,135)

Balance at the end of the year	$10,960	$12,345

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s property or disposed of by the Company or its tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s financial condition, operating results or cash flows. During the years ended December 31, 2020, 2019 and 2018, the

Company did not incur any governmental fines resulting from environmental matters that were material in accordance with SEC rules.

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

If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Parent Company qualifies for taxation as a REIT, it is subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed taxable income as well as other income items, as applicable. In addition, taxable income from non-REIT activities managed through TRSs are subject to U.S. federal, state and local income taxes.

The Company incurred income and other taxes of $4.4 million, $2.5 million and $2.6 million for the years ended December 31, 2020, 2019 and 2018. These amounts are included in Other on the Company’s Consolidated Statements of Operations.

17. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets.

As of December 31, 2020 and 2019, there were no material receivables from or payables to related parties. During the years ended December 31, 2020, 2019 and 2018, the Company did not engage in any material related-party transactions.

18. Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan, up to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2020, 2019 and 2018, the Company’s expense for the Savings Plan was $1.6 million, $1.2 million and $1.4 million, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations.

19. Supplemental Financial Information (unaudited)
The following table summarizes selected Quarterly Financial Data for the Company on a historical basis for the years ended December 31, 2020 and 2019 and has been derived from the accompanying consolidated financial statements (in thousands, except per share and per unit data):

Brixmor Property Group Inc.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Total revenues	$282,301	$247,620	$253,935	$269,410

Net income	$59,781	$9,044	$27,944	$24,404

Net income per common share:
Basic(1)	$0.20	$0.03	$0.09	$0.08
Diluted(1)	$0.20	$0.03	$0.09	$0.08

Year Ended December 31, 2019
Total revenues	$291,139	$291,005	$292,965	$293,149

Net income	$62,900	$68,960	$80,854	$62,059

Net income per common share:
Basic(1)	$0.21	$0.23	$0.27	$0.21
Diluted(1)	$0.21	$0.23	$0.27	$0.21
(1)    The sum of the quarterly basic and diluted earnings per common share may not equal the basic and diluted earnings per common share for the years ended December 31, 2020 and 2019 due to rounding.

Brixmor Operating Partnership LP

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Total revenues	$282,301	$247,620	$253,935	$269,410

Net income	$59,781	$9,044	$27,944	$24,404

Net income per common unit:
Basic(1)	$0.20	$0.03	$0.09	$0.08
Diluted(1)	$0.20	$0.03	$0.09	$0.08

Year Ended December 31, 2019
Total revenues	$291,139	$291,005	$292,965	$293,149

Net income	$62,900	$68,960	$80,854	$62,059

Net income per common unit:
Basic(1)	$0.21	$0.23	$0.27	$0.21
Diluted(1)	$0.21	$0.23	$0.27	$0.21
(1)    The sum of the quarterly basic and diluted earnings per common unit may not equal the basic and diluted earnings per common unit for the years ended December 31, 2020 and 2019 due to rounding.

20. Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2020 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2020 through the date the financial statements were issued.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Deductions
	Balance at Beginning of Year	Charged / (Credited) to Bad Debt Expense	Accounts Receivable Written Off	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2018	$17,205	$10,082	$(5,563)	$21,724

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Springdale	Mobile, AL	$7,460	$33,031	$25,406	$7,460	$58,437	$65,897	$(18,257)	2004	Jun-11	40 years
Northmall Centre	Tucson, AZ	3,140	16,119	(500)	2,200	16,559	18,759	(5,755)	1996	Jun-11	40 years
Bakersfield Plaza	Bakersfield, CA	4,000	24,788	15,564	4,502	39,850	44,352	(14,311)	1970	Jun-11	40 years
Carmen Plaza	Camarillo, CA	5,410	16,955	2,781	5,410	19,736	25,146	(5,754)	2000	Jun-11	40 years
Plaza Rio Vista	Cathedral, CA	2,465	12,559	339	2,465	12,898	15,363	(3,618)	2005	Oct-13	40 years
Cudahy Plaza	Cudahy, CA	4,490	12,154	18,533	4,778	30,399	35,177	(5,189)	2021	Jun-11	40 years
University Mall	Davis, CA	4,270	15,617	3,199	4,270	18,816	23,086	(5,039)	1964	Jun-11	40 years
Felicita Plaza	Escondido, CA	4,280	12,421	1,038	4,280	13,459	17,739	(5,235)	2001	Jun-11	40 years
Felicita Town Center	Escondido, CA	11,231	30,886	1,355	11,231	32,241	43,472	(6,461)	1987	Dec-16	40 years
Arbor - Broadway Faire	Fresno, CA	5,940	33,885	2,814	5,940	36,699	42,639	(13,244)	1995	Jun-11	40 years
Lompoc Center	Lompoc, CA	4,670	15,515	6,208	4,670	21,723	26,393	(9,754)	1960	Jun-11	40 years
Briggsmore Plaza	Modesto, CA	2,140	10,220	3,925	2,140	14,145	16,285	(4,735)	1998	Jun-11	40 years
Montebello Plaza	Montebello, CA	13,360	32,536	8,581	13,360	41,117	54,477	(15,513)	1974	Jun-11	40 years
California Oaks Center	Murrieta, CA	5,180	13,524	6,037	5,180	19,561	24,741	(5,598)	1990	Jun-11	40 years
Pacoima Center	Pacoima, CA	7,050	15,859	1,099	7,050	16,958	24,008	(8,839)	1995	Jun-11	40 years
Metro 580	Pleasanton, CA	10,500	19,243	1,920	10,500	21,163	31,663	(8,300)	1996	Jun-11	40 years
Rose Pavilion	Pleasanton, CA	19,619	59,899	16,446	19,619	76,345	95,964	(20,304)	2019	Jun-11	40 years
Puente Hills Town Center	Rowland Heights, CA	15,670	38,046	6,480	15,670	44,526	60,196	(13,425)	1984	Jun-11	40 years
Ocean View Plaza	San Clemente, CA	15,750	29,572	2,733	15,750	32,305	48,055	(9,963)	1990	Jun-11	40 years
Plaza By The Sea	San Clemente, CA	9,607	5,461	2,836	9,607	8,297	17,904	(996)	1976	Dec-17	40 years
Village at Mira Mesa	San Diego, CA	14,870	70,485	31,391	14,870	101,876	116,746	(25,245)	2021	Jun-11	40 years
San Dimas Plaza	San Dimas, CA	11,490	20,473	8,189	15,101	25,051	40,152	(7,711)	1986	Jun-11	40 years
Bristol Plaza	Santa Ana, CA	9,110	21,129	3,821	9,722	24,338	34,060	(7,680)	2003	Jun-11	40 years
Gateway Plaza	Santa Fe Springs, CA	9,980	30,046	2,816	9,980	32,862	42,842	(12,590)	2002	Jun-11	40 years
Santa Paula Center	Santa Paula, CA	3,520	17,723	1,099	3,520	18,822	22,342	(7,691)	1995	Jun-11	40 years
Vail Ranch Center	Temecula, CA	3,750	20,934	1,974	3,750	22,908	26,658	(8,250)	2003	Jun-11	40 years
Country Hills Shopping Center	Torrance, CA	3,589	8,683	(289)	3,589	8,394	11,983	(2,710)	1977	Jun-11	40 years
Upland Town Square	Upland, CA	9,051	23,126	1,069	9,051	24,195	33,246	(3,874)	1994	Nov-17	40 years
Gateway Plaza - Vallejo	Vallejo, CA	11,880	67,060	29,998	12,947	95,991	108,938	(27,990)	2018	Jun-11	40 years
Arvada Plaza	Arvada, CO	1,160	7,378	546	1,160	7,924	9,084	(4,487)	1994	Jun-11	40 years
Arapahoe Crossings	Aurora, CO	13,676	52,713	17,058	13,676	69,771	83,447	(18,499)	1996	Jul-13	40 years
Aurora Plaza	Aurora, CO	3,910	9,044	2,368	3,910	11,412	15,322	(6,335)	1996	Jun-11	40 years
Villa Monaco	Denver, CO	3,090	6,115	4,990	3,090	11,105	14,195	(3,353)	1978	Jun-11	40 years
Centennial Shopping Center	Englewood, CO	6,755	11,717	183	6,755	11,900	18,655	(1,097)	2013	Apr-19	40 years
Superior Marketplace	Superior, CO	7,090	35,418	8,013	7,090	43,431	50,521	(14,198)	1997	Jun-11	40 years
Westminster City Center	Westminster, CO	6,040	40,717	13,713	6,040	54,430	60,470	(15,522)	2021	Jun-11	40 years
The Shoppes at Fox Run	Glastonbury, CT	3,550	22,437	4,089	3,600	26,476	30,076	(9,292)	1974	Jun-11	40 years
Groton Square	Groton, CT	2,730	27,821	2,174	2,730	29,995	32,725	(12,020)	1987	Jun-11	40 years
Parkway Plaza	Hamden, CT	4,100	7,709	225	4,100	7,934	12,034	(3,039)	2006	Jun-11	40 years
The Manchester Collection	Manchester, CT	8,200	47,536	(245)	8,200	47,291	55,491	(15,346)	2001	Jun-11	40 years
Turnpike Plaza	Newington, CT	3,920	23,821	50	3,920	23,871	27,791	(9,633)	2004	Jun-11	40 years
North Haven Crossing	North Haven, CT	5,430	15,911	2,776	5,430	18,687	24,117	(6,487)	1993	Jun-11	40 years
Christmas Tree Plaza	Orange, CT	4,870	13,724	2,948	4,870	16,672	21,542	(5,396)	1996	Jun-11	40 years
Stratford Square	Stratford, CT	5,860	11,650	7,008	5,860	18,658	24,518	(5,960)	1984	Jun-11	40 years
Torrington Plaza	Torrington, CT	2,180	12,807	3,641	2,180	16,448	18,628	(5,871)	1994	Jun-11	40 years
Waterbury Plaza	Waterbury, CT	4,793	16,230	2,844	4,793	19,074	23,867	(7,141)	2000	Jun-11	40 years
Waterford Commons	Waterford, CT	4,990	43,556	7,100	4,990	50,656	55,646	(16,775)	2004	Jun-11	40 years
North Dover Center	Dover, DE	3,100	17,398	3,005	3,100	20,403	23,503	(6,281)	1989	Jun-11	40 years
Coastal Way - Coastal Landing	Brooksville, FL	8,840	30,693	8,261	8,840	38,954	47,794	(13,035)	2008	Jun-11	40 years
Clearwater Mall	Clearwater, FL	15,300	52,109	6,588	15,300	58,697	73,997	(16,837)	1973	Jun-11	40 years
Coconut Creek Plaza	Coconut Creek, FL	7,400	24,588	6,016	7,400	30,604	38,004	(9,922)	2005	Jun-11	40 years
Century Plaza Shopping Center	Deerfield Beach, FL	3,050	7,636	5,275	3,050	12,911	15,961	(3,538)	2006	Jun-11	40 years
Northgate Shopping Center	DeLand, FL	3,500	8,630	5,517	3,500	14,147	17,647	(3,133)	1993	Jun-11	40 years
Sun Plaza	Ft. Walton Beach, FL	4,480	12,544	1,202	4,480	13,746	18,226	(6,121)	2004	Jun-11	40 years
Normandy Square	Jacksonville, FL	1,936	5,373	1,281	1,936	6,654	8,590	(2,964)	1996	Jun-11	40 years
Regency Park Shopping Center	Jacksonville, FL	6,240	13,502	6,752	6,240	20,254	26,494	(5,699)	1985	Jun-11	40 years
Ventura Downs	Kissimmee, FL	3,580	7,092	6,182	3,580	13,274	16,854	(2,833)	2018	Jun-11	40 years
Marketplace at Wycliffe	Lake Worth, FL	7,930	13,376	2,159	7,930	15,535	23,465	(4,215)	2002	Jun-11	40 years
Venetian Isle Shopping Ctr	Lighthouse Point, FL	8,270	14,396	1,664	8,270	16,060	24,330	(5,671)	1992	Jun-11	40 years
Marco Town Center	Marco Island, FL	7,235	26,330	7,755	7,235	34,085	41,320	(6,564)	2021	Oct-13	40 years
Mall at 163rd Street	Miami, FL	9,450	34,211	4,107	9,450	38,318	47,768	(12,034)	2007	Jun-11	40 years
Shops at Palm Lakes	Miami, FL	10,896	14,110	6,553	10,896	20,663	31,559	(5,336)	1996	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Freedom Square	Naples, FL	4,735	12,326	3,557	4,735	15,883	20,618	(4,312)	2021	Jun-11	40 years
Naples Plaza	Naples, FL	9,200	20,485	10,558	9,200	31,043	40,243	(10,560)	2013	Jun-11	40 years
Park Shore Plaza	Naples, FL	4,750	13,630	26,061	7,245	37,196	44,441	(10,206)	2018	Jun-11	40 years
Chelsea Place	New Port Richey, FL	3,303	9,693	606	3,303	10,299	13,602	(3,228)	1992	Oct-13	40 years
Presidential Plaza West	North Lauderdale, FL	2,070	5,428	1,489	2,070	6,917	8,987	(2,023)	2006	Jun-11	40 years
Colonial Marketplace	Orlando, FL	4,230	19,781	3,629	4,230	23,410	27,640	(8,600)	1986	Jun-11	40 years
Conway Crossing	Orlando, FL	3,163	12,071	943	3,163	13,014	16,177	(4,193)	2002	Oct-13	40 years
Hunter's Creek Plaza	Orlando, FL	3,589	5,776	3,377	3,589	9,153	12,742	(2,422)	1998	Oct-13	40 years
Pointe Orlando	Orlando, FL	6,120	52,737	45,877	6,120	98,614	104,734	(24,077)	2021	Jun-11	40 years
Martin Downs Town Center	Palm City, FL	1,660	9,749	415	1,660	10,164	11,824	(2,462)	1996	Oct-13	40 years
Martin Downs Village Center	Palm City, FL	5,319	28,255	2,123	5,319	30,378	35,697	(8,325)	1987	Jun-11	40 years
23rd Street Station	Panama City, FL	3,120	7,025	2,927	3,120	9,952	13,072	(2,522)	1995	Jun-11	40 years
Panama City Square	Panama City, FL	5,690	8,936	12,161	5,690	21,097	26,787	(4,350)	1989	Jun-11	40 years
East Port Plaza	Port St. Lucie, FL	4,099	22,226	2,800	4,099	25,026	29,125	(7,233)	1991	Oct-13	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	3,450	6,044	1,506	3,450	7,550	11,000	(2,879)	1990	Jun-11	40 years
Lake St. Charles	Riverview, FL	2,801	6,900	444	2,801	7,344	10,145	(1,873)	1999	Oct-13	40 years
Cobblestone Village	Royal Palm Beach, FL	2,700	4,934	997	2,700	5,931	8,631	(1,647)	2005	Jun-11	40 years
Beneva Village Shoppes	Sarasota, FL	4,013	16,966	13,892	4,013	30,858	34,871	(5,339)	2020	Oct-13	40 years
Sarasota Village	Sarasota, FL	5,190	12,476	3,967	5,190	16,443	21,633	(5,357)	1972	Jun-11	40 years
Atlantic Plaza	Satellite Beach, FL	2,630	10,601	3,057	2,630	13,658	16,288	(4,210)	2008	Jun-11	40 years
Seminole Plaza	Seminole, FL	3,870	7,934	12,646	3,870	20,580	24,450	(3,279)	2020	Jun-11	40 years
Cobblestone Village	St. Augustine, FL	7,710	33,119	3,893	7,710	37,012	44,722	(12,944)	2003	Jun-11	40 years
Dolphin Village	St. Pete Beach, FL	9,882	15,505	1,750	9,882	17,255	27,137	(4,550)	1990	Oct-13	40 years
Rutland Plaza	St. Petersburg, FL	3,880	8,091	1,981	3,880	10,072	13,952	(3,649)	2002	Jun-11	40 years
Tyrone Gardens	St. Petersburg, FL	5,690	9,699	2,203	5,690	11,902	17,592	(4,652)	1998	Jun-11	40 years
Downtown Publix	Stuart, FL	1,770	12,200	2,992	1,770	15,192	16,962	(4,769)	2000	Jun-11	40 years
Sunrise Town Center	Sunrise, FL	7,856	9,205	1,707	7,856	10,912	18,768	(4,434)	1989	Oct-13	40 years
Carrollwood Center	Tampa, FL	3,749	14,456	1,581	3,749	16,037	19,786	(5,164)	2002	Oct-13	40 years
Ross Plaza	Tampa, FL	2,808	11,683	1,164	2,808	12,847	15,655	(3,697)	1996	Oct-13	40 years
Shoppes at Tarpon	Tarpon Springs, FL	7,800	13,683	4,445	7,800	18,128	25,928	(7,475)	2003	Jun-11	40 years
Venice Plaza	Venice, FL	3,245	14,376	730	3,245	15,106	18,351	(3,460)	1999	Oct-13	40 years
Venice Shopping Center	Venice, FL	2,555	6,246	625	2,555	6,871	9,426	(2,048)	2000	Oct-13	40 years
Venice Village	Venice, FL	7,157	26,358	1,354	7,157	27,712	34,869	(4,597)	2021	Nov-17	40 years
Albany Plaza	Albany, GA	1,840	3,072	913	1,840	3,985	5,825	(1,363)	1995	Jun-11	40 years
Mansell Crossing	Alpharetta, GA	15,461	25,263	6,308	15,461	31,571	47,032	(10,643)	1993	Jun-11	40 years
Northeast Plaza	Atlanta, GA	6,907	36,318	5,478	6,907	41,796	48,703	(12,128)	1952	Jun-11	40 years
Augusta West Plaza	Augusta, GA	1,070	5,704	2,807	1,070	8,511	9,581	(2,574)	2006	Jun-11	40 years
Sweetwater Village	Austell, GA	1,080	3,026	887	1,080	3,913	4,993	(1,887)	1985	Jun-11	40 years
Vineyards at Chateau Elan	Braselton, GA	2,202	14,309	814	2,202	15,123	17,325	(4,143)	2002	Oct-13	40 years
Cedar Plaza	Cedartown, GA	1,550	4,342	807	1,550	5,149	6,699	(2,054)	1994	Jun-11	40 years
Conyers Plaza	Conyers, GA	3,870	11,642	2,589	3,870	14,231	18,101	(6,030)	2001	Jun-11	40 years
Cordele Square	Cordele, GA	2,050	5,537	727	2,050	6,264	8,314	(2,972)	2002	Jun-11	40 years
Salem Road Station	Covington, GA	670	11,366	681	670	12,047	12,717	(3,423)	2000	Oct-13	40 years
Keith Bridge Commons	Cumming, GA	1,501	14,769	938	1,601	15,607	17,208	(4,513)	2002	Oct-13	40 years
Northside	Dalton, GA	1,320	3,950	919	1,320	4,869	6,189	(2,315)	2001	Jun-11	40 years
Cosby Station	Douglasville, GA	2,650	6,553	575	2,650	7,128	9,778	(2,518)	1994	Jun-11	40 years
Park Plaza	Douglasville, GA	1,470	2,463	1,346	1,470	3,809	5,279	(1,179)	1986	Jun-11	40 years
Westgate	Dublin, GA	1,450	3,637	503	1,450	4,140	5,590	(1,482)	2004	Jun-11	40 years
Venture Pointe	Duluth, GA	2,460	7,933	5,592	2,460	13,525	15,985	(6,457)	1995	Jun-11	40 years
Banks Station	Fayetteville, GA	3,490	12,231	2,298	3,490	14,529	18,019	(6,168)	2006	Jun-11	40 years
Barrett Place	Kennesaw, GA	6,990	13,953	1,427	6,990	15,380	22,370	(7,197)	1992	Jun-11	40 years
Shops of Huntcrest	Lawrenceville, GA	2,093	17,639	756	2,093	18,395	20,488	(4,810)	2003	Oct-13	40 years
Mableton Walk	Mableton, GA	1,645	9,324	1,297	1,645	10,621	12,266	(3,512)	1994	Jun-11	40 years
The Village at Mableton	Mableton, GA	2,040	5,149	3,279	2,040	8,428	10,468	(3,067)	1959	Jun-11	40 years
Marshalls at Eastlake	Marietta, GA	2,650	2,575	1,362	2,650	3,937	6,587	(1,417)	1982	Jun-11	40 years
New Chastain Corners	Marietta, GA	3,090	7,880	3,062	3,090	10,942	14,032	(3,642)	2004	Jun-11	40 years
Pavilions at Eastlake	Marietta, GA	4,770	10,994	4,189	4,770	15,183	19,953	(5,667)	1996	Jun-11	40 years
Creekwood Village	Rex, GA	1,400	4,752	517	1,400	5,269	6,669	(2,163)	1990	Jun-11	40 years
Holcomb Bridge Crossing	Roswell, GA	1,170	5,250	4,676	1,170	9,926	11,096	(3,983)	1988	Jun-11	40 years
Victory Square	Savannah, GA	6,080	14,608	760	6,080	15,368	21,448	(4,792)	2007	Jun-11	40 years
Stockbridge Village	Stockbridge, GA	6,210	16,257	4,418	6,210	20,675	26,885	(8,451)	2008	Jun-11	40 years
Stone Mountain Festival	Stone Mountain, GA	5,740	16,458	1,862	5,740	18,320	24,060	(8,856)	2006	Jun-11	40 years
Wilmington Island	Wilmington Island, GA	2,630	7,894	1,384	2,630	9,278	11,908	(2,843)	1985	Oct-13	40 years
Haymarket Mall	Des Moines, IA	2,320	9,505	895	2,320	10,400	12,720	(4,460)	1979	Jun-11	40 years
Haymarket Square	Des Moines, IA	3,360	7,569	5,155	3,360	12,724	16,084	(4,468)	1979	Jun-11	40 years
Annex of Arlington	Arlington Heights, IL	3,769	14,071	15,449	4,373	28,916	33,289	(8,839)	1999	Jun-11	40 years
Ridge Plaza	Arlington Heights, IL	3,720	8,846	5,512	3,720	14,358	18,078	(6,501)	2000	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Southfield Plaza	Bridgeview, IL	5,880	18,113	3,194	5,880	21,307	27,187	(8,827)	2006	Jun-11	40 years
Commons of Chicago Ridge	Chicago Ridge, IL	4,310	38,864	7,550	4,310	46,414	50,724	(17,808)	1998	Jun-11	40 years
Rivercrest Shopping Center	Crestwood, IL	7,010	38,232	20,557	11,010	54,789	65,799	(18,559)	1992	Jun-11	40 years
The Commons of Crystal Lake	Crystal Lake, IL	3,660	31,099	4,716	3,660	35,815	39,475	(11,903)	1987	Jun-11	40 years
Elk Grove Town Center	Elk Grove Village, IL	3,010	13,066	1,482	3,010	14,548	17,558	(3,723)	1998	Jun-11	40 years
Freeport Plaza	Freeport, IL	660	5,614	419	660	6,033	6,693	(3,805)	2000	Jun-11	40 years
The Quentin Collection	Kildeer, IL	5,780	24,276	3,335	6,002	27,389	33,391	(7,327)	2006	Jun-11	40 years
Butterfield Square	Libertyville, IL	3,430	12,677	3,061	3,430	15,738	19,168	(5,227)	1997	Jun-11	40 years
High Point Centre	Lombard, IL	7,510	18,392	11,856	7,510	30,248	37,758	(6,700)	2019	Jun-11	40 years
Long Meadow Commons	Mundelein, IL	4,700	11,312	3,287	4,700	14,599	19,299	(6,541)	1997	Jun-11	40 years
Westridge Court	Naperville, IL	10,560	60,964	28,002	10,560	88,966	99,526	(21,720)	1992	Jun-11	40 years
Rollins Crossing	Round Lake Beach, IL	3,040	22,881	1,887	3,040	24,768	27,808	(10,574)	1998	Jun-11	40 years
Tinley Park Plaza	Tinley Park, IL	12,250	20,229	7,653	12,250	27,882	40,132	(7,495)	2021	Jun-11	40 years
Meridian Village	Carmel, IN	2,089	7,026	3,249	2,089	10,275	12,364	(3,874)	1990	Jun-11	40 years
Columbus Center	Columbus, IN	1,480	13,293	4,556	1,480	17,849	19,329	(5,592)	1964	Jun-11	40 years
Apple Glen Crossing	Fort Wayne, IN	2,550	19,389	1,225	2,550	20,614	23,164	(7,018)	2002	Jun-11	40 years
Market Centre	Goshen, IN	1,765	12,524	8,086	1,765	20,610	22,375	(5,316)	1994	Jun-11	40 years
Lincoln Plaza	New Haven, IN	780	5,997	(1,215)	428	5,134	5,562	(2,505)	1968	Jun-11	40 years
Speedway Super Center	Speedway, IN	8,410	48,475	19,974	8,410	68,449	76,859	(19,899)	2021	Jun-11	40 years
Sagamore Park Centre	West Lafayette, IN	2,390	10,865	2,578	2,390	13,443	15,833	(5,071)	2018	Jun-11	40 years
Westchester Square	Lenexa, KS	3,250	13,693	3,521	3,250	17,214	20,464	(5,952)	1987	Jun-11	40 years
West Loop Shopping Center	Manhattan, KS	2,800	10,187	7,190	2,800	17,377	20,177	(6,503)	2013	Jun-11	40 years
North Dixie Plaza	Elizabethtown, KY	2,372	4,522	661	2,108	5,447	7,555	(1,714)	1992	Jun-11	40 years
Florence Plaza - Florence Square	Florence, KY	9,380	45,145	32,804	11,014	76,315	87,329	(21,609)	2014	Jun-11	40 years
Jeffersontown Commons	Jeffersontown, KY	3,920	14,395	1,171	3,920	15,566	19,486	(7,068)	1959	Jun-11	40 years
London Marketplace	London, KY	1,400	8,267	7,320	1,400	15,587	16,987	(3,097)	1994	Jun-11	40 years
Eastgate Shopping Center	Louisville, KY	4,300	13,228	3,158	4,300	16,386	20,686	(7,187)	2002	Jun-11	40 years
Plainview Village	Louisville, KY	2,600	9,434	2,175	2,600	11,609	14,209	(4,212)	1997	Jun-11	40 years
Stony Brook I & II	Louisville, KY	3,650	17,367	2,255	3,650	19,622	23,272	(7,543)	1988	Jun-11	40 years
Points West Plaza	Brockton, MA	2,200	8,302	3,104	2,200	11,406	13,606	(2,961)	1960	Jun-11	40 years
Burlington Square I, II & III	Burlington, MA	4,690	12,003	3,118	4,690	15,121	19,811	(4,712)	1992	Jun-11	40 years
Holyoke Shopping Center	Holyoke, MA	3,110	11,871	1,425	3,110	13,296	16,406	(5,735)	2000	Jun-11	40 years
WaterTower Plaza	Leominster, MA	10,400	36,223	4,506	10,400	40,729	51,129	(13,010)	2000	Jun-11	40 years
Lunenberg Crossing	Lunenburg, MA	930	1,668	1,235	930	2,903	3,833	(887)	1994	Jun-11	40 years
Lynn Marketplace	Lynn, MA	3,100	4,634	3,881	3,100	8,515	11,615	(1,729)	1968	Jun-11	40 years
Webster Square Shopping Center	Marshfield, MA	5,532	26,961	1,162	5,532	28,123	33,655	(6,485)	2005	Jun-15	40 years
Berkshire Crossing	Pittsfield, MA	2,870	30,249	4,212	2,870	34,461	37,331	(12,868)	1994	Jun-11	40 years
Westgate Plaza	Westfield, MA	2,250	7,752	2,053	2,250	9,805	12,055	(2,392)	1996	Jun-11	40 years
Perkins Farm Marketplace	Worcester, MA	2,150	16,280	6,762	2,150	23,042	25,192	(7,714)	1967	Jun-11	40 years
South Plaza Shopping Center	California, MD	2,174	23,209	214	2,174	23,423	25,597	(5,805)	2005	Oct-13	40 years
Campus Village Shoppes	College Park, MD	1,660	4,919	719	1,660	5,638	7,298	(1,735)	1986	Jun-11	40 years
Fox Run	Prince Frederick, MD	3,396	28,525	12,326	3,396	40,851	44,247	(10,665)	2021	Jun-11	40 years
Pine Tree Shopping Center	Portland, ME	2,860	18,623	2,118	2,860	20,741	23,601	(10,048)	1958	Jun-11	40 years
Arborland Center	Ann Arbor, MI	20,175	88,717	2,503	20,175	91,220	111,395	(18,710)	2000	Mar-17	40 years
Maple Village	Ann Arbor, MI	3,200	13,685	33,258	3,200	46,943	50,143	(9,232)	2020	Jun-11	40 years
Grand Crossing	Brighton, MI	1,780	7,072	2,287	1,780	9,359	11,139	(3,758)	2005	Jun-11	40 years
Farmington Crossroads	Farmington, MI	1,620	4,041	2,141	1,620	6,182	7,802	(2,589)	1986	Jun-11	40 years
Silver Pointe Shopping Center	Fenton, MI	3,840	12,092	4,312	3,840	16,404	20,244	(5,794)	1996	Jun-11	40 years
Cascade East	Grand Rapids, MI	1,280	4,733	2,949	1,280	7,682	8,962	(2,777)	1983	Jun-11	40 years
Delta Center	Lansing, MI	1,580	9,019	3,190	1,580	12,209	13,789	(6,051)	1985	Jun-11	40 years
Lakes Crossing	Muskegon, MI	1,274	11,242	2,879	1,200	14,195	15,395	(5,686)	2008	Jun-11	40 years
Redford Plaza	Redford, MI	7,510	17,249	7,792	7,510	25,041	32,551	(9,183)	1992	Jun-11	40 years
Hampton Village Centre	Rochester Hills, MI	5,370	45,406	14,857	5,370	60,263	65,633	(21,624)	2004	Jun-11	40 years
Fashion Corners	Saginaw, MI	1,940	17,629	755	1,940	18,384	20,324	(7,047)	2004	Jun-11	40 years
Southfield Plaza	Southfield, MI	1,320	3,348	2,711	1,320	6,059	7,379	(2,777)	1970	Jun-11	40 years
18 Ryan	Sterling Heights, MI	3,160	8,045	1,940	3,160	9,985	13,145	(2,876)	1997	Jun-11	40 years
Delco Plaza	Sterling Heights, MI	2,860	4,852	2,535	2,860	7,387	10,247	(2,799)	1996	Jun-11	40 years
West Ridge	Westland, MI	1,800	5,189	5,937	1,800	11,126	12,926	(4,593)	1989	Jun-11	40 years
Washtenaw Fountain Plaza	Ypsilanti, MI	2,030	5,929	1,195	2,030	7,124	9,154	(2,677)	2005	Jun-11	40 years
Southport Centre I - VI	Apple Valley, MN	4,602	18,211	794	4,602	19,005	23,607	(5,801)	1985	Jun-11	40 years
Burning Tree Plaza	Duluth, MN	4,790	15,296	4,066	4,790	19,362	24,152	(5,745)	1987	Jun-11	40 years
Elk Park Center	Elk River, MN	3,770	17,736	1,810	3,770	19,546	23,316	(7,031)	1999	Jun-11	40 years
Westwind Plaza	Minnetonka, MN	2,630	11,269	2,318	2,630	13,587	16,217	(4,014)	2007	Jun-11	40 years
Richfield Hub	Richfield, MN	7,748	18,492	1,947	7,748	20,439	28,187	(6,135)	1952	Jun-11	40 years
Roseville Center	Roseville , MN	1,620	7,917	7,256	1,620	15,173	16,793	(2,714)	2021	Jun-11	40 years
Marketplace @ 42	Savage, MN	5,150	10,636	5,470	5,150	16,106	21,256	(4,787)	1999	Jun-11	40 years
Sun Ray Shopping Center	St. Paul, MN	5,250	19,485	3,364	5,250	22,849	28,099	(8,494)	1958	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
White Bear Hills Shopping Center	White Bear Lake, MN	1,790	6,062	1,520	1,790	7,582	9,372	(3,138)	1996	Jun-11	40 years
Ellisville Square	Ellisville, MO	2,130	2,715	9,719	2,130	12,434	14,564	(4,455)	1989	Jun-11	40 years
Hub Shopping Center	Independence, MO	850	7,486	903	850	8,389	9,239	(3,793)	1995	Jun-11	40 years
Watts Mill Plaza	Kansas City, MO	2,610	12,871	2,283	2,610	15,154	17,764	(4,686)	1997	Jun-11	40 years
Liberty Corners	Liberty, MO	2,530	8,416	3,387	2,530	11,803	14,333	(4,615)	1987	Jun-11	40 years
Maplewood Square	Maplewood, MO	1,450	2,958	2,059	1,450	5,017	6,467	(956)	1998	Jun-11	40 years
Devonshire Place	Cary, NC	940	3,267	6,040	940	9,307	10,247	(3,546)	1996	Jun-11	40 years
McMullen Creek Market	Charlotte, NC	10,590	22,565	7,291	10,590	29,856	40,446	(9,764)	1988	Jun-11	40 years
The Commons at Chancellor Park	Charlotte, NC	5,240	19,387	2,712	5,240	22,099	27,339	(8,212)	1994	Jun-11	40 years
Macon Plaza	Franklin, NC	770	3,278	895	770	4,173	4,943	(1,889)	2001	Jun-11	40 years
Garner Towne Square	Garner, NC	6,233	22,758	2,695	6,233	25,453	31,686	(7,830)	1997	Oct-13	40 years
Franklin Square	Gastonia, NC	7,060	27,556	5,016	7,060	32,572	39,632	(10,772)	1989	Jun-11	40 years
Wendover Place	Greensboro, NC	15,990	38,831	6,653	15,990	45,484	61,474	(15,454)	2000	Jun-11	40 years
University Commons	Greenville, NC	5,350	24,770	4,548	5,350	29,318	34,668	(9,897)	1996	Jun-11	40 years
Valley Crossing	Hickory, NC	2,130	5,783	9,210	2,130	14,993	17,123	(5,697)	2014	Jun-11	40 years
Kinston Pointe	Kinston, NC	2,180	8,474	525	2,180	8,999	11,179	(4,438)	2001	Jun-11	40 years
Magnolia Plaza	Morganton, NC	730	3,004	3,192	730	6,196	6,926	(1,205)	1990	Jun-11	40 years
Roxboro Square	Roxboro, NC	1,550	8,913	667	1,550	9,580	11,130	(4,803)	2005	Jun-11	40 years
Innes Street Market	Salisbury, NC	10,548	27,268	1,370	10,548	28,638	39,186	(13,093)	2002	Jun-11	40 years
Crossroads	Statesville, NC	4,296	10,416	1,643	4,296	12,059	16,355	(4,412)	1997	Jun-11	40 years
Anson Station	Wadesboro, NC	910	3,566	1,534	910	5,100	6,010	(1,944)	1988	Jun-11	40 years
New Centre Market	Wilmington, NC	5,730	14,375	2,604	5,730	16,979	22,709	(5,010)	1998	Jun-11	40 years
University Commons	Wilmington, NC	6,910	25,539	2,862	6,910	28,401	35,311	(9,869)	2007	Jun-11	40 years
Whitaker Square	Winston Salem, NC	2,923	11,556	1,050	2,923	12,606	15,529	(3,335)	1996	Oct-13	40 years
Parkway Plaza	Winston-Salem, NC	6,910	16,355	3,914	6,910	20,269	27,179	(6,981)	2005	Jun-11	40 years
Stratford Commons	Winston-Salem, NC	2,770	9,402	406	2,770	9,808	12,578	(3,549)	1995	Jun-11	40 years
Bedford Grove	Bedford, NH	3,400	12,699	11,157	3,400	23,856	27,256	(4,592)	1989	Jun-11	40 years
Capitol Shopping Center	Concord, NH	2,160	11,020	1,956	2,160	12,976	15,136	(5,555)	2001	Jun-11	40 years
Willow Springs Plaza	Nashua , NH	3,490	18,228	1,508	3,490	19,736	23,226	(5,996)	1990	Jun-11	40 years
Seacoast Shopping Center	Seabrook , NH	2,230	7,956	1,830	2,230	9,786	12,016	(2,451)	1991	Jun-11	40 years
Tri-City Plaza	Somersworth, NH	1,900	9,160	5,728	1,900	14,888	16,788	(5,544)	1990	Jun-11	40 years
Laurel Square	Brick, NJ	5,400	17,409	8,670	5,400	26,079	31,479	(5,366)	2021	Jun-11	40 years
The Shoppes at Cinnaminson	Cinnaminson, NJ	6,030	44,831	5,059	6,030	49,890	55,920	(16,495)	2010	Jun-11	40 years
Acme Clark	Clark, NJ	2,630	8,351	92	2,630	8,443	11,073	(3,508)	2007	Jun-11	40 years
Collegetown Shopping Center	Glassboro, NJ	1,560	12,614	22,292	1,560	34,906	36,466	(7,009)	2021	Jun-11	40 years
Hamilton Plaza	Hamilton, NJ	1,580	7,732	11,070	1,580	18,802	20,382	(3,436)	1972	Jun-11	40 years
Bennetts Mills Plaza	Jackson, NJ	3,130	16,523	903	3,130	17,426	20,556	(6,024)	2002	Jun-11	40 years
Marlton Crossing	Marlton, NJ	5,950	43,931	27,725	5,950	71,656	77,606	(22,446)	2019	Jun-11	40 years
Middletown Plaza	Middletown, NJ	5,060	40,660	4,961	5,060	45,621	50,681	(14,858)	2001	Jun-11	40 years
Larchmont Centre	Mount Laurel, NJ	4,421	14,668	828	4,421	15,496	19,917	(3,429)	1985	Jun-15	40 years
Old Bridge Gateway	Old Bridge, NJ	7,200	35,689	5,511	7,200	41,200	48,400	(13,524)	2021	Jun-11	40 years
Morris Hills Shopping Center	Parsippany, NJ	3,970	28,331	6,031	3,970	34,362	38,332	(10,566)	1994	Jun-11	40 years
Rio Grande Plaza	Rio Grande, NJ	1,660	11,580	2,342	1,660	13,922	15,582	(4,505)	1997	Jun-11	40 years
Ocean Heights Plaza	Somers Point, NJ	6,110	34,031	2,308	6,110	36,339	42,449	(10,674)	2006	Jun-11	40 years
Springfield Place	Springfield, NJ	1,150	4,310	3,258	1,773	6,945	8,718	(2,087)	1965	Jun-11	40 years
Tinton Falls Plaza	Tinton Falls, NJ	3,080	11,413	1,743	3,080	13,156	16,236	(4,437)	2006	Jun-11	40 years
Cross Keys Commons	Turnersville, NJ	5,840	30,590	6,552	5,840	37,142	42,982	(11,763)	1989	Jun-11	40 years
Parkway Plaza	Carle Place, NY	5,790	19,143	3,158	5,790	22,301	28,091	(6,302)	1993	Jun-11	40 years
Erie Canal Centre	Dewitt, NY	1,080	3,957	20,169	1,080	24,126	25,206	(5,425)	2018	Jun-11	40 years
Unity Plaza	East Fishkill, NY	2,100	13,935	136	2,100	14,071	16,171	(4,530)	2005	Jun-11	40 years
Suffolk Plaza	East Setauket, NY	2,780	5,555	9,575	2,780	15,130	17,910	(2,761)	1998	Jun-11	40 years
Three Village Shopping Center	East Setauket, NY	5,310	15,677	508	5,310	16,185	21,495	(5,174)	1991	Jun-11	40 years
Stewart Plaza	Garden City, NY	6,040	20,860	4,411	6,040	25,271	31,311	(8,115)	2021	Jun-11	40 years
Dalewood I, II & III Shopping Center	Hartsdale, NY	6,900	55,995	6,537	6,900	62,532	69,432	(15,982)	1972	Jun-11	40 years
Cayuga Mall	Ithaca, NY	1,180	8,078	6,570	1,180	14,648	15,828	(4,539)	1969	Jun-11	40 years
Kings Park Plaza	Kings Park, NY	4,790	11,100	2,212	4,790	13,312	18,102	(4,356)	1985	Jun-11	40 years
Village Square Shopping Center	Larchmont, NY	1,320	4,808	1,142	1,320	5,950	7,270	(1,562)	1981	Jun-11	40 years
Falcaro's Plaza	Lawrence, NY	3,410	8,804	5,917	3,410	14,721	18,131	(3,073)	1972	Jun-11	40 years
Mamaroneck Centre	Mamaroneck, NY	1,460	755	12,751	2,198	12,768	14,966	(731)	2020	Jun-11	40 years
Sunshine Square	Medford, NY	7,350	23,151	2,461	7,350	25,612	32,962	(8,813)	2007	Jun-11	40 years
Wallkill Plaza	Middletown, NY	1,360	7,793	3,264	1,360	11,057	12,417	(5,561)	1986	Jun-11	40 years
Monroe ShopRite Plaza	Monroe, NY	1,840	15,788	824	1,840	16,612	18,452	(6,524)	1985	Jun-11	40 years
Rockland Plaza	Nanuet, NY	10,700	56,868	14,497	11,098	70,967	82,065	(18,036)	2006	Jun-11	40 years
North Ridge Shopping Center	New Rochelle, NY	4,910	8,991	2,600	4,910	11,591	16,501	(3,030)	1971	Jun-11	40 years
Nesconset Shopping Center	Port Jefferson Station, NY	5,510	19,761	4,586	5,510	24,347	29,857	(7,698)	1961	Jun-11	40 years
Roanoke Plaza	Riverhead, NY	5,050	15,110	1,774	5,050	16,884	21,934	(5,645)	2002	Jun-11	40 years
The Shops at Riverhead	Riverhead, NY	3,479	—	38,286	3,899	37,866	41,765	(4,528)	2018	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Rockville Centre	Rockville Centre, NY	3,590	6,935	346	3,590	7,281	10,871	(2,279)	1975	Jun-11	40 years
College Plaza	Selden, NY	7,735	10,897	17,246	8,270	27,608	35,878	(10,061)	2013	Jun-11	40 years
Campus Plaza	Vestal, NY	1,170	16,065	845	1,170	16,910	18,080	(6,710)	2003	Jun-11	40 years
Parkway Plaza	Vestal, NY	2,149	18,501	1,759	2,149	20,260	22,409	(9,552)	1995	Jun-11	40 years
Shoppes at Vestal	Vestal, NY	1,340	14,531	164	1,340	14,695	16,035	(3,809)	2000	Jun-11	40 years
Town Square Mall	Vestal, NY	2,520	39,636	6,067	2,520	45,703	48,223	(14,888)	1991	Jun-11	40 years
The Plaza at Salmon Run	Watertown, NY	1,420	12,243	(3,087)	1,420	9,156	10,576	(3,695)	1993	Jun-11	40 years
Highridge Plaza	Yonkers, NY	6,020	16,077	3,255	6,020	19,332	25,352	(5,244)	1977	Jun-11	40 years
Brunswick Town Center	Brunswick, OH	2,930	18,492	2,098	2,930	20,590	23,520	(6,259)	2004	Jun-11	40 years
Brentwood Plaza	Cincinnati, OH	5,090	19,458	3,247	5,090	22,705	27,795	(8,157)	2004	Jun-11	40 years
Delhi Shopping Center	Cincinnati, OH	3,690	7,724	2,428	3,690	10,152	13,842	(3,865)	1973	Jun-11	40 years
Harpers Station	Cincinnati, OH	3,110	24,598	8,045	3,987	31,766	35,753	(11,030)	1994	Jun-11	40 years
Western Hills Plaza	Cincinnati, OH	8,690	25,100	13,297	8,690	38,397	47,087	(9,015)	2021	Jun-11	40 years
Western Village	Cincinnati, OH	3,370	12,106	1,497	3,420	13,553	16,973	(4,964)	2005	Jun-11	40 years
Crown Point	Columbus, OH	2,120	14,273	1,840	2,120	16,113	18,233	(6,699)	1980	Jun-11	40 years
Greentree Shopping Center	Columbus, OH	1,920	12,024	1,165	1,920	13,189	15,109	(6,045)	2005	Jun-11	40 years
Brandt Pike Place	Dayton, OH	616	1,579	18	616	1,597	2,213	(680)	2008	Jun-11	40 years
South Towne Centre	Dayton, OH	4,990	42,180	8,034	4,990	50,214	55,204	(18,670)	1972	Jun-11	40 years
Southland Shopping Center	Middleburg Heights, OH	4,659	37,344	8,972	4,659	46,316	50,975	(16,572)	1951	Jun-11	40 years
The Shoppes at North Olmsted	North Olmsted, OH	510	3,987	27	510	4,014	4,524	(1,731)	2002	Jun-11	40 years
Surrey Square Mall	Norwood, OH	3,900	17,731	2,297	3,900	20,028	23,928	(8,182)	2010	Jun-11	40 years
Brice Park	Reynoldsburg, OH	2,820	11,716	(878)	2,112	11,546	13,658	(4,545)	1989	Jun-11	40 years
Miracle Mile Shopping Plaza	Toledo, OH	1,510	14,291	4,919	1,510	19,210	20,720	(8,155)	1955	Jun-11	40 years
Marketplace	Tulsa, OK	5,040	12,401	3,313	5,040	15,714	20,754	(7,216)	1992	Jun-11	40 years
Village West	Allentown, PA	4,180	23,025	1,822	4,180	24,847	29,027	(8,581)	1999	Jun-11	40 years
Park Hills Plaza	Altoona, PA	4,390	20,965	7,548	4,390	28,513	32,903	(8,909)	1985	Jun-11	40 years
Bethel Park Shopping Center	Bethel Park, PA	3,060	18,281	2,263	3,060	20,544	23,604	(8,974)	1965	Jun-11	40 years
Lehigh Shopping Center	Bethlehem, PA	6,980	30,098	10,121	6,980	40,219	47,199	(13,661)	1955	Jun-11	40 years
Bristol Park	Bristol, PA	3,180	18,909	2,519	3,180	21,428	24,608	(7,023)	1993	Jun-11	40 years
Chalfont Village Shopping Center	Chalfont, PA	1,040	3,639	(44)	1,040	3,595	4,635	(1,200)	1989	Jun-11	40 years
New Britain Village Square	Chalfont, PA	4,250	23,452	2,943	4,250	26,395	30,645	(7,577)	1989	Jun-11	40 years
Collegeville Shopping Center	Collegeville, PA	3,410	6,481	7,268	3,410	13,749	17,159	(3,903)	2020	Jun-11	40 years
Plymouth Square Shopping Center	Conshohocken, PA	17,002	43,945	11,372	17,002	55,317	72,319	(3,463)	1959	May-19	40 years
Whitemarsh Shopping Center	Conshohocken, PA	3,410	11,590	5,189	3,410	16,779	20,189	(4,443)	2002	Jun-11	40 years
Valley Fair	Devon, PA	1,810	3,783	1,686	1,810	5,469	7,279	(1,633)	2001	Jun-11	40 years
Dickson City Crossings	Dickson City, PA	3,780	29,062	5,963	4,800	34,005	38,805	(11,526)	1997	Jun-11	40 years
Barn Plaza	Doylestown, PA	8,780	28,058	2,607	8,780	30,665	39,445	(12,364)	2002	Jun-11	40 years
Pilgrim Gardens	Drexel Hill, PA	2,090	4,690	4,919	2,090	9,609	11,699	(3,781)	1955	Jun-11	40 years
New Garden Center	Kennett Square, PA	2,240	6,752	3,144	2,240	9,896	12,136	(3,485)	1979	Jun-11	40 years
North Penn Market Place	Lansdale, PA	3,060	4,909	1,817	3,060	6,726	9,786	(2,175)	1977	Jun-11	40 years
Village at Newtown	Newtown, PA	7,690	36,110	42,646	7,690	78,756	86,446	(12,947)	2021	Jun-11	40 years
Ivyridge	Philadelphia, PA	7,100	18,006	2,466	7,100	20,472	27,572	(5,566)	1963	Jun-11	40 years
Roosevelt Mall	Philadelphia, PA	10,970	85,879	16,435	10,970	102,314	113,284	(30,734)	2020	Jun-11	40 years
Shoppes at Valley Forge	Phoenixville, PA	2,010	12,010	1,273	2,010	13,283	15,293	(5,715)	2003	Jun-11	40 years
County Line Plaza	Souderton, PA	910	7,031	2,300	910	9,331	10,241	(4,480)	1971	Jun-11	40 years
69th Street Plaza	Upper Darby, PA	640	4,315	145	640	4,460	5,100	(1,686)	1994	Jun-11	40 years
Warminster Towne Center	Warminster, PA	4,310	34,434	2,038	4,310	36,472	40,782	(11,776)	1997	Jun-11	40 years
Shops at Prospect	West Hempfield, PA	760	6,261	990	760	7,251	8,011	(2,447)	1994	Jun-11	40 years
Whitehall Square	Whitehall, PA	4,350	29,737	3,958	4,350	33,695	38,045	(10,758)	2006	Jun-11	40 years
Wilkes-Barre Township Marketplace	Wilkes-Barre , PA	2,180	16,578	3,662	2,180	20,240	22,420	(9,085)	2004	Jun-11	40 years
Belfair Towne Village	Bluffton, SC	4,265	30,308	2,999	4,265	33,307	37,572	(8,175)	2006	Jun-11	40 years
Milestone Plaza	Greenville, SC	2,563	15,295	2,852	2,563	18,147	20,710	(4,713)	1995	Oct-13	40 years
Circle Center	Hilton Head, SC	3,010	5,707	667	3,010	6,374	9,384	(2,997)	2000	Jun-11	40 years
Island Plaza	James Island, SC	2,940	8,467	2,940	2,940	11,407	14,347	(5,037)	1994	Jun-11	40 years
Festival Centre	North Charleston, SC	3,630	7,456	7,727	3,630	15,183	18,813	(6,186)	1987	Jun-11	40 years
Fairview Corners I & II	Simpsonville, SC	2,370	16,357	2,506	2,370	18,863	21,233	(6,404)	2003	Jun-11	40 years
Hillcrest Market Place	Spartanburg, SC	4,190	31,444	7,735	4,190	39,179	43,369	(13,670)	1965	Jun-11	40 years
East Ridge Crossing	Chattanooga , TN	1,222	3,932	241	1,222	4,173	5,395	(1,885)	1999	Jun-11	40 years
Watson Glen Shopping Center	Franklin, TN	5,220	13,276	3,044	5,220	16,320	21,540	(6,877)	1988	Jun-11	40 years
Williamson Square	Franklin, TN	7,730	17,477	9,841	7,730	27,318	35,048	(11,468)	1988	Jun-11	40 years
Greeneville Commons	Greeneville, TN	2,880	10,681	6,272	2,880	16,953	19,833	(4,418)	2002	Jun-11	40 years
Kingston Overlook	Knoxville, TN	2,060	5,022	2,700	2,060	7,722	9,782	(2,746)	1996	Jun-11	40 years
The Commons at Wolfcreek	Memphis, TN	22,530	48,330	29,041	23,240	76,661	99,901	(23,171)	2014	Jun-11	40 years
Georgetown Square	Murfreesboro, TN	3,250	7,167	2,962	3,716	9,663	13,379	(3,268)	2003	Jun-11	40 years
Nashboro Village	Nashville, TN	2,243	11,516	271	2,243	11,787	14,030	(3,892)	1998	Oct-13	40 years
Commerce Central	Tullahoma, TN	391	3,164	582	391	3,746	4,137	(1,337)	1995	Jun-11	40 years
Parmer Crossing	Austin, TX	5,927	9,877	2,922	5,927	12,799	18,726	(4,361)	1989	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Baytown Shopping Center	Baytown, TX	3,410	9,093	924	3,410	10,017	13,427	(4,883)	1987	Jun-11	40 years
El Camino	Bellaire, TX	1,320	3,617	818	1,320	4,435	5,755	(1,808)	2008	Jun-11	40 years
Townshire	Bryan, TX	1,790	6,296	967	1,790	7,263	9,053	(3,755)	2002	Jun-11	40 years
Central Station	College Station, TX	4,340	19,224	4,740	4,340	23,964	28,304	(7,097)	1976	Jun-11	40 years
Rock Prairie Crossing	College Station, TX	2,401	13,298	414	2,401	13,712	16,113	(5,980)	2002	Jun-11	40 years
Carmel Village	Corpus Christi, TX	1,900	3,938	5,190	1,900	9,128	11,028	(1,820)	2019	Jun-11	40 years
Claremont Village	Dallas, TX	1,700	2,915	247	1,700	3,162	4,862	(1,981)	1976	Jun-11	40 years
Kessler Plaza	Dallas, TX	1,390	2,863	702	1,390	3,565	4,955	(1,228)	1975	Jun-11	40 years
Stevens Park Village	Dallas, TX	1,270	2,350	1,466	1,270	3,816	5,086	(2,120)	1974	Jun-11	40 years
Webb Royal Plaza	Dallas, TX	2,470	4,456	2,002	2,470	6,458	8,928	(2,819)	1961	Jun-11	40 years
Wynnewood Village	Dallas, TX	16,982	41,648	28,159	17,200	69,589	86,789	(17,094)	2021	Jun-11	40 years
Parktown	Deer Park, TX	2,790	6,814	1,064	2,790	7,878	10,668	(4,014)	1999	Jun-11	40 years
Preston Ridge	Frisco, TX	25,820	119,622	18,837	25,820	138,459	164,279	(43,276)	2018	Jun-11	40 years
Ridglea Plaza	Ft. Worth, TX	2,770	15,143	1,178	2,770	16,321	19,091	(5,871)	1990	Jun-11	40 years
Trinity Commons	Ft. Worth, TX	5,780	24,773	3,391	5,780	28,164	33,944	(11,146)	1998	Jun-11	40 years
Village Plaza	Garland, TX	3,230	6,403	1,438	3,230	7,841	11,071	(2,920)	2002	Jun-11	40 years
Highland Village Town Center	Highland Village, TX	3,370	5,224	2,641	3,370	7,865	11,235	(2,016)	1996	Jun-11	40 years
Bay Forest	Houston, TX	1,500	6,494	270	1,500	6,764	8,264	(2,629)	2004	Jun-11	40 years
Beltway South	Houston, TX	3,340	9,666	840	3,340	10,506	13,846	(4,519)	1998	Jun-11	40 years
Braes Heights	Houston, TX	1,700	13,942	9,323	1,700	23,265	24,965	(4,866)	2021	Jun-11	40 years
Braes Oaks Center	Houston, TX	1,310	3,423	618	1,310	4,041	5,351	(1,110)	1992	Jun-11	40 years
Braesgate	Houston, TX	1,570	2,561	721	1,570	3,282	4,852	(1,578)	1997	Jun-11	40 years
Broadway	Houston, TX	1,720	5,150	2,099	1,720	7,249	8,969	(2,358)	2006	Jun-11	40 years
Clear Lake Camino South	Houston, TX	3,320	11,764	2,238	3,320	14,002	17,322	(4,693)	1964	Jun-11	40 years
Hearthstone Corners	Houston, TX	5,240	10,478	5,098	5,240	15,576	20,816	(4,156)	2019	Jun-11	40 years
Jester Village	Houston, TX	1,380	4,073	8,312	1,380	12,385	13,765	(1,225)	2021	Jun-11	40 years
Jones Plaza	Houston, TX	2,110	9,427	2,673	2,110	12,100	14,210	(3,081)	2021	Jun-11	40 years
Jones Square	Houston, TX	3,210	10,613	357	3,210	10,970	14,180	(4,264)	1999	Jun-11	40 years
Maplewood	Houston, TX	1,790	4,986	2,060	1,790	7,046	8,836	(2,165)	2004	Jun-11	40 years
Merchants Park	Houston, TX	6,580	30,736	3,950	6,580	34,686	41,266	(12,988)	2009	Jun-11	40 years
Northgate	Houston, TX	740	1,116	302	740	1,418	2,158	(534)	1972	Jun-11	40 years
Northshore	Houston, TX	5,970	21,918	4,317	5,970	26,235	32,205	(9,468)	2001	Jun-11	40 years
Northtown Plaza	Houston, TX	4,990	16,149	4,301	4,990	20,450	25,440	(5,691)	1960	Jun-11	40 years
Orange Grove	Houston, TX	3,670	15,241	1,723	3,670	16,964	20,634	(7,686)	2005	Jun-11	40 years
Royal Oaks Village	Houston, TX	4,620	29,153	2,190	4,620	31,343	35,963	(9,679)	2001	Jun-11	40 years
Tanglewilde Center	Houston, TX	1,620	6,944	2,220	1,620	9,164	10,784	(3,206)	1998	Jun-11	40 years
Westheimer Commons	Houston, TX	5,160	11,398	5,001	5,160	16,399	21,559	(6,995)	1984	Jun-11	40 years
Jefferson Park	Mount Pleasant, TX	870	4,869	2,446	870	7,315	8,185	(2,878)	2001	Jun-11	40 years
Winwood Town Center	Odessa, TX	2,850	27,507	6,087	2,850	33,594	36,444	(13,452)	2002	Jun-11	40 years
Crossroads Centre - Pasadena	Pasadena, TX	4,660	10,861	7,393	4,660	18,254	22,914	(5,409)	1997	Jun-11	40 years
Spencer Square	Pasadena, TX	5,360	18,623	1,596	5,360	20,219	25,579	(7,553)	1998	Jun-11	40 years
Pearland Plaza	Pearland, TX	3,020	8,420	2,100	3,020	10,520	13,540	(3,997)	1995	Jun-11	40 years
Market Plaza	Plano, TX	6,380	19,101	1,701	6,380	20,802	27,182	(7,347)	2002	Jun-11	40 years
Preston Park Village	Plano, TX	8,506	78,327	3,477	8,506	81,804	90,310	(20,413)	1985	Oct-13	40 years
Keegan's Meadow	Stafford, TX	3,300	9,449	1,365	3,300	10,814	14,114	(3,788)	1999	Jun-11	40 years
Texas City Bay	Texas City, TX	3,780	15,046	10,178	3,780	25,224	29,004	(6,269)	2005	Jun-11	40 years
Windvale Center	The Woodlands, TX	3,460	6,492	967	3,460	7,459	10,919	(2,188)	2002	Jun-11	40 years
Culpeper Town Square	Culpeper, VA	3,200	7,393	1,309	3,200	8,702	11,902	(3,505)	1999	Jun-11	40 years
Hanover Square	Mechanicsville, VA	3,540	14,535	6,444	3,540	20,979	24,519	(5,668)	1991	Jun-11	40 years
Tuckernuck Square	Richmond, VA	2,400	9,226	2,610	2,400	11,836	14,236	(3,463)	1981	Jun-11	40 years
Cave Spring Corners	Roanoke, VA	3,060	11,178	948	3,060	12,126	15,186	(5,684)	2005	Jun-11	40 years
Hunting Hills	Roanoke, VA	1,150	7,311	2,693	1,150	10,004	11,154	(4,014)	1989	Jun-11	40 years
Hilltop Plaza	Virginia Beach, VA	5,154	20,471	5,859	5,154	26,330	31,484	(8,595)	2010	Jun-11	40 years
Ridgeview Centre	Wise, VA	2,080	8,040	5,730	2,080	13,770	15,850	(5,229)	1990	Jun-11	40 years
Rutland Plaza	Rutland, VT	2,130	20,855	688	2,130	21,543	23,673	(7,693)	1997	Jun-11	40 years
Spring Mall	Greenfield, WI	1,768	8,844	(3,485)	910	6,217	7,127	(2,312)	2003	Jun-11	40 years
Mequon Pavilions	Mequon, WI	7,520	27,733	13,034	7,520	40,767	48,287	(12,231)	1967	Jun-11	40 years
Moorland Square Shopping Ctr	New Berlin, WI	2,080	8,805	1,643	2,080	10,448	12,528	(3,949)	1990	Jun-11	40 years
Paradise Pavilion	West Bend, WI	1,510	15,110	1,172	1,510	16,282	17,792	(7,390)	2000	Jun-11	40 years
Moundsville Plaza	Moundsville, WV	1,054	9,910	1,504	1,054	11,414	12,468	(4,957)	2004	Jun-11	40 years
Grand Central Plaza	Parkersburg, WV	670	5,649	435	670	6,084	6,754	(2,107)	1986	Jun-11	40 years
Remaining portfolio	Various	—	—	3,520	—	3,520	3,520	(398)
		$1,722,219	$6,563,164	$1,878,178	$1,740,263	$8,423,298	$10,163,561	$(2,659,448)
(1) As of December 31, 2020, all of the Company’s shopping centers were unencumbered.
(2) Year constructed is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.

The aggregate cost for federal income tax purposes was approximately $11.3 billion at December 31, 2020.

	Year Ending December 31,
	2020	2019	2018
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$10,123,600	$10,098,777	$10,921,491
Acquisitions and improvements	276,321	478,719	301,218
Real estate held for sale	(21,927)	(36,836)	(4,148)
Impairment of real estate	(19,551)	(24,402)	(45,828)
Cost of property sold	(102,688)	(305,380)	(975,936)
Write-off of assets no longer in service	(92,194)	(87,278)	(98,020)
Balance at end of year	$10,163,561	$10,123,600	$10,098,777

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$2,481,250	$2,349,127	$2,361,070
Depreciation expense	295,645	299,993	320,490
Property sold	(42,658)	(99,305)	(252,319)
Write-off of assets no longer in service	(74,789)	(68,565)	(80,114)
Balance at end of year	$2,659,448	$2,481,250	$2,349,127