Form 10-Q
period 2021-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2021-05-03
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 1, 2021, Brixmor Property Group Inc. had 296,956,394 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of March 31, 2021, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the sections entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov.

Currently, one of the most significant factors that could cause actual outcomes or results to differ materially from those indicated in these statements is the adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on the financial condition, operating results and cash flows of the Company, the Company’s tenants, the real estate market, the financial markets and the global economy. The COVID-19 pandemic has impacted us and our tenants significantly, and the extent to which it continues to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and their deployment, public adoption rates of COVID-19 vaccines, potential mutations of COVID-19, including SARS-CoV-2 and the response thereto, the direct and indirect economic effects of the pandemic and containment measures, and potential sustained changes in consumer behavior, among others.

Additional factors that could cause actual outcomes or results to differ materially from those indicated in these statements include (1) changes in national, regional and local economies, due to global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, or domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates and unemployment or limited growth in consumer income; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, including COVID-19, civil unrest, terrorist acts or acts of war, any of which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and (10) legal costs incurred in connection with the SEC actions discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the COVID-19 pandemic. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2021	December 31, 2020
Assets
Real estate
Land	$1,737,338	$1,740,263
Buildings and improvements	8,443,510	8,423,298
	10,180,848	10,163,561
Accumulated depreciation and amortization	(2,706,805)	(2,659,448)
Real estate, net	7,474,043	7,504,113

Cash and cash equivalents	371,402	368,675
Restricted cash	1,282	1,412
Marketable securities	18,737	19,548
Receivables, net	231,461	240,323
Deferred charges and prepaid expenses, net	136,251	139,260
Real estate assets held for sale	12,389	18,014
Other assets	49,521	50,802
Total assets	$8,295,086	$8,342,147

Liabilities
Debt obligations, net	$5,165,861	$5,167,330
Accounts payable, accrued expenses and other liabilities	458,022	494,116
Total liabilities	5,623,883	5,661,446

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 306,073,386 and 305,621,403 shares issued and 296,946,394 and 296,494,411 shares outstanding	2,969	2,965
Additional paid-in capital	3,211,665	3,213,990
Accumulated other comprehensive loss	(22,486)	(28,058)
Distributions in excess of net income	(520,945)	(508,196)
Total equity	2,671,203	2,680,701
Total liabilities and equity	$8,295,086	$8,342,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

W

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2021	2020
Revenues
Rental income	$276,461	$280,402
Other revenues	3,285	1,899
Total revenues	279,746	282,301

Operating expenses
Operating costs	31,385	30,356
Real estate taxes	42,888	42,864
Depreciation and amortization	83,420	83,017
Impairment of real estate assets	1,467	4,598
General and administrative	24,645	22,597
Total operating expenses	183,805	183,432

Other income (expense)
Dividends and interest	87	124
Interest expense	(48,994)	(47,354)
Gain on sale of real estate assets	5,764	8,905
Loss on extinguishment of debt, net	(1,197)	(5)
Other	770	(758)
Total other expense	(43,570)	(39,088)

Net income	$52,371	$59,781

Net income per common share:
Basic	$0.18	$0.20
Diluted	$0.18	$0.20
Weighted average shares:
Basic	297,110	297,841
Diluted	297,846	298,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2021	2020
Net income	$52,371	$59,781
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	5,666	(23,878)
Change in unrealized gain (loss) on marketable securities	(94)	179
Total other comprehensive income (loss)	5,572	(23,699)
Comprehensive income	$57,943	$36,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2020	297,857	$2,979	$3,230,625	$(9,543)	$(480,204)	$2,743,857
Common stock dividends ($0.285 per common share)	—	—	—	—	(85,018)	(85,018)
Equity based compensation expense	—	—	2,842	—	—	2,842
Other comprehensive loss	—	—	—	(23,699)	—	(23,699)
Issuance of common stock and OP Units	242	2	—	—	—	2
Repurchases of common stock	(1,650)	(17)	(24,990)	—	—	(25,007)
Share-based awards retained for taxes	—	—	(3,405)	—	—	(3,405)
Net income	—	—	—	—	59,781	59,781
Ending balance, March 31, 2020	296,449	$2,964	$3,205,072	$(33,242)	$(505,441)	$2,669,353

Beginning balance, January 1, 2021	296,494	$2,965	$3,213,990	$(28,058)	$(508,196)	$2,680,701
Common stock dividends ($0.215 per common share)	—	—	—	—	(65,120)	(65,120)
Equity based compensation expense	—	—	2,792	—	—	2,792
Other comprehensive income	—	—	—	5,572	—	5,572
Issuance of common stock and OP Units	452	4	(4)	—	—	—
Share-based awards retained for taxes	—	—	(5,113)	—	—	(5,113)
Net income	—	—	—	—	52,371	52,371
Ending balance, March 31, 2021	296,946	$2,969	$3,211,665	$(22,486)	$(520,945)	$2,671,203
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$52,371	$59,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,420	83,017
Accretion of debt premium and discount, net	(725)	(79)
Deferred financing cost amortization	1,881	1,763
Accretion of above- and below-market leases, net	(2,930)	(4,229)
Tenant inducement amortization and other	2,071	897
Impairment of real estate assets	1,467	4,598
Gain on sale of real estate assets	(5,764)	(8,905)
Equity based compensation	2,592	2,652
Loss on extinguishment of debt, net	1,197	5
Changes in operating assets and liabilities:
Receivables, net	7,084	(1,407)
Deferred charges and prepaid expenses	(3,815)	(6,995)
Other assets	(58)	(200)
Accounts payable, accrued expenses and other liabilities	(28,278)	(35,828)
Net cash provided by operating activities	110,513	95,070

Investing activities:
Improvements to and investments in real estate assets	(62,844)	(86,696)
Acquisitions of real estate assets	(3,779)	(2,020)
Proceeds from sales of real estate assets	31,793	41,411
Purchase of marketable securities	(3,894)	(3,328)
Proceeds from sale of marketable securities	4,599	4,019
Net cash used in investing activities	(34,125)	(46,614)

Financing activities:
Repayment of secured debt obligations	—	(7,000)
Repayment of borrowings under unsecured revolving credit facility	—	(7,500)
Proceeds from borrowings under unsecured revolving credit facility	—	646,000
Proceeds from unsecured notes	349,360	—
Repayment of borrowings under unsecured term loans	(350,000)	—
Deferred financing and debt extinguishment costs	(3,088)	(404)
Distributions to common stockholders	(64,950)	(85,572)
Repurchases of common shares	—	(25,007)
Repurchases of common shares in conjunction with equity award plans	(5,113)	(3,405)
Net cash provided by (used in) financing activities	(73,791)	517,112

Net change in cash, cash equivalents and restricted cash	2,597	565,568
Cash, cash equivalents and restricted cash at beginning of period	370,087	21,523
Cash, cash equivalents and restricted cash at end of period	$372,684	$587,091

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$371,402	$584,830
Restricted cash	1,282	2,261
Cash, cash equivalents and restricted cash at end of period	$372,684	$587,091

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $931 and $1,063	$54,388	$47,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2021	December 31, 2020
Assets
Real estate
Land	$1,737,338	$1,740,263
Buildings and improvements	8,443,510	8,423,298
	10,180,848	10,163,561
Accumulated depreciation and amortization	(2,706,805)	(2,659,448)
Real estate, net	7,474,043	7,504,113

Cash and cash equivalents	361,388	358,661
Restricted cash	1,282	1,412
Marketable securities	18,737	19,548
Receivables, net	231,461	240,323
Deferred charges and prepaid expenses, net	136,251	139,260
Real estate assets held for sale	12,389	18,014
Other assets	49,521	50,802
Total assets	$8,285,072	$8,332,133

Liabilities
Debt obligations, net	$5,165,861	$5,167,330
Accounts payable, accrued expenses and other liabilities	458,022	494,116
Total liabilities	5,623,883	5,661,446

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 306,073,386 and 305,621,403 units issued and 296,946,394 and 296,494,411 units outstanding	2,683,676	2,698,746
Accumulated other comprehensive loss	(22,487)	(28,059)
Total capital	2,661,189	2,670,687
Total liabilities and capital	$8,285,072	$8,332,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2021	2020
Revenues
Rental income	$276,461	$280,402
Other revenues	3,285	1,899
Total revenues	279,746	282,301

Operating expenses
Operating costs	31,385	30,356
Real estate taxes	42,888	42,864
Depreciation and amortization	83,420	83,017
Impairment of real estate assets	1,467	4,598
General and administrative	24,645	22,597
Total operating expenses	183,805	183,432

Other income (expense)
Dividends and interest	87	124
Interest expense	(48,994)	(47,354)
Gain on sale of real estate assets	5,764	8,905
Loss on extinguishment of debt, net	(1,197)	(5)
Other	770	(758)
Total other expense	(43,570)	(39,088)

Net income	$52,371	$59,781

Net income per common unit:
Basic	$0.18	$0.20
Diluted	$0.18	$0.20
Weighted average units:
Basic	297,110	297,841
Diluted	297,846	298,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2021	2020
Net income	$52,371	$59,781
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	5,666	(23,878)
Change in unrealized gain (loss) on marketable securities	(94)	179
Total other comprehensive income (loss)	5,572	(23,699)
Comprehensive income	$57,943	$36,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Loss	Total
Beginning balance, January 1, 2020	$2,753,385	$(9,544)	$2,743,841
Distributions to partners	(85,017)	—	(85,017)
Equity based compensation expense	2,842	—	2,842
Other comprehensive loss	—	(23,699)	(23,699)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(25,007)	—	(25,007)
Share-based awards retained for taxes	(3,405)	—	(3,405)
Net income	59,781	—	59,781
Ending balance, March 31, 2020	$2,702,581	$(33,243)	$2,669,338

Beginning balance, January 1, 2021	$2,698,746	$(28,059)	$2,670,687
Distributions to partners	(65,120)	—	(65,120)
Equity based compensation expense	2,792	—	2,792
Other comprehensive income	—	5,572	5,572
Share-based awards retained for taxes	(5,113)	—	(5,113)
Net income	52,371	—	52,371
Ending balance, March 31, 2021	$2,683,676	$(22,487)	$2,661,189
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$52,371	$59,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,420	83,017
Accretion of debt premium and discount, net	(725)	(79)
Deferred financing cost amortization	1,881	1,763
Accretion of above- and below-market leases, net	(2,930)	(4,229)
Tenant inducement amortization and other	2,071	897
Impairment of real estate assets	1,467	4,598
Gain on sale of real estate assets	(5,764)	(8,905)
Equity based compensation	2,592	2,652
Loss on extinguishment of debt, net	1,197	5
Changes in operating assets and liabilities:
Receivables, net	7,084	(1,407)
Deferred charges and prepaid expenses	(3,815)	(6,995)
Other assets	(58)	(200)
Accounts payable, accrued expenses and other liabilities	(28,278)	(35,828)
Net cash provided by operating activities	110,513	95,070

Investing activities:
Improvements to and investments in real estate assets	(62,844)	(86,696)
Acquisitions of real estate assets	(3,779)	(2,020)
Proceeds from sales of real estate assets	31,793	41,411
Purchase of marketable securities	(3,894)	(3,328)
Proceeds from sale of marketable securities	4,599	4,019
Net cash used in investing activities	(34,125)	(46,614)

Financing activities:
Repayment of secured debt obligations	—	(7,000)
Repayment of borrowings under unsecured revolving credit facility	—	(7,500)
Proceeds from borrowings under unsecured revolving credit facility	—	646,000
Proceeds from unsecured notes	349,360	—
Repayment of borrowings under unsecured term loans	(350,000)	—
Deferred financing and debt extinguishment costs	(3,088)	(404)
Partner distributions and repurchases of OP Units	(70,063)	(113,983)
Net cash provided by (used in) financing activities	(73,791)	517,113

Net change in cash, cash equivalents and restricted cash	2,597	565,569
Cash, cash equivalents and restricted cash at beginning of period	360,073	21,507
Cash, cash equivalents and restricted cash at end of period	$362,670	$587,076

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$361,388	$584,815
Restricted cash	1,282	2,261
Cash, cash equivalents and restricted cash at end of period	$362,670	$587,076

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $931 and $1,063	$54,388	$47,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2021, the Company’s portfolio was comprised of 389 shopping centers (the “Portfolio”) totaling approximately 68 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2020 and accompanying notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2021.

Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Parent Company, the Operating Partnership, each of their wholly owned subsidiaries and all other entities in which they have a controlling financial interest. All intercompany transactions have been eliminated.

Income Taxes
Brixmor Property Group Inc. has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, Brixmor Property Group Inc. must meet several organizational and operational requirements, including a requirement that it distribute at least 90% of its REIT taxable income, determined before the deduction for dividends paid and excluding net capital gains, to its stockholders on an annual basis. Management intends to satisfy these requirements and maintain Brixmor Property Group Inc.’s REIT status.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2021 and December 31, 2020. Open tax years generally range from 2017 through 2020 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815). ASU 2018-16 was subsequently amended by ASU 2020-04, Reference Rate Reform (Topic 848) and ASU 2021-01, Reference Rate Reform (Topic 848). ASU 2018-16 amends guidance to permit the use of the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The standard became effective for the Company on January 1, 2019 and a prospective transition approach was required. The Company determined that the adoption of ASU 2018-16 did not have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

ASU 2020-04 and ASU 2021-01 contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2021, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Ellisville Square (3)	Ellisville, MO	Jan-21	N/A	$2,014
Outparcel adjacent to Cobblestone Village	St. Augustine, FL	Feb-21	5,040	1,520
Land associated with Westgate Plaza	Westfield, MA	Mar-21	N/A	245
			5,040	$3,779
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $0.2 million of transaction costs.
(3)The Company terminated a ground lease and acquired a land parcel.

During the three months ended March 31, 2020, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Shops at Palm Lakes	Miami Gardens, FL	Feb-20	N/A	$2,020
			N/A	$2,020
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes less than $0.1 million of transaction costs.

The aggregate purchase price of the assets acquired during the three months ended March 31, 2021 and 2020, respectively, has been allocated as follows:

	Three Months Ended March 31,
Assets	2021	2020
Land	$2,738	$2,020
Buildings	1,041	—
Total assets acquired	$3,779	$2,020

3. Dispositions and Assets Held for Sale
During the three months ended March 31, 2021, the Company disposed of four shopping centers and four partial shopping centers for aggregate net proceeds of $31.8 million resulting in aggregate gain of $5.8 million and aggregate impairment of $1.5 million.

During the three months ended March 31, 2020, the Company disposed of three shopping centers and two partial shopping centers for aggregate net proceeds of $40.5 million resulting in aggregate gain of $7.5 million and aggregate impairment of less than $0.1 million. In addition, during the three months ended March 31, 2020, the Company received aggregate net proceeds of $0.9 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.4 million.

As of March 31, 2021, the Company had one property and four partial properties held for sale. As of December 31, 2020, the Company had two properties and one partial property held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	March 31, 2021	December 31, 2020
Land	$2,221	$5,447
Buildings and improvements	13,878	16,481
Accumulated depreciation and amortization	(4,167)	(4,693)
Real estate, net	11,932	17,235
Other assets	457	779
Assets associated with real estate assets held for sale	$12,389	$18,014

Liabilities
Below-market leases	$541	$—
Liabilities associated with real estate assets held for sale(1)	$541	$—
(1)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

There were no discontinued operations for the three months ended March 31, 2021 and 2020 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2021	December 31, 2020
Land	$1,737,338	$1,740,263
Buildings and improvements:
Buildings and tenant improvements(1)	7,886,040	7,856,850
Lease intangibles(2)	557,470	566,448
	10,180,848	10,163,561
Accumulated depreciation and amortization(3)	(2,706,805)	(2,659,448)
Total	$7,474,043	$7,504,113
(1)As of March 31, 2021 and December 31, 2020, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $37.9 million and $33.0 million, respectively.
(2)As of March 31, 2021 and December 31, 2020, Lease intangibles consisted of $502.1 million and $509.3 million, respectively, of in-place leases and $55.3 million and $57.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(3)As of March 31, 2021 and December 31, 2020, Accumulated depreciation and amortization included $502.9 million and $507.7 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of March 31, 2021 and December 31, 2020, the Company had intangible liabilities relating to below-market leases of $343.5 million and $345.7 million, respectively, and accumulated accretion of $262.0 million and $260.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended March 31, 2021 and 2020 was $2.9 million and $4.2 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2021 and 2020 was $3.6 million and $5.5 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2021 (remaining nine months)	$(8,254)	$9,231
2022	(9,232)	8,954
2023	(8,009)	6,507
2024	(7,497)	4,841
2025	(6,333)	3,673

5. Impairments
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period and general market conditions, including the impact of the novel coronavirus (“COVID-19”), that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, a loss is recognized to reflect the estimated fair value.

The Company recognized the following impairment during the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Property Name(1)	Location	GLA	Impairment Charge
Albany Plaza(2)	Albany, GA	114,169	$1,467
		114,169	$1,467
(1)The Company recognized an impairment charge based upon a change in the anticipated hold period of this property and offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the three months ended March 31, 2021.

The Company recognized the following impairments during the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Property Name(1)	Location	GLA	Impairment Charge
Spring Mall	Greenfield, WI	45,920	$4,584
Parcel at Lakes Crossing(2)	Muskegon, MI	4,990	14
		50,910	$4,598
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this partial property during the year ended December 31, 2020.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the three months ended March 31, 2021 and year ended December 31, 2020, the Company did not enter into any new interest rate swap agreements. During the three months ended March 31, 2021, the Company paid $1.1 million to terminate interest rate swaps with a notional amount of $250.0 million.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2021 and December 31, 2020 is as follows:

	Number of Instruments		Notional Amount
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest Rate Swaps	5	7	$550,000	$800,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of March 31, 2021 and December 31, 2020 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2021	December 31, 2020
Gross derivative assets	$—	$—
Gross derivative liabilities	(21,715)	(28,225)
Net derivative liabilities	$(21,715)	$(28,225)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2021	2020
Change in unrealized gain (loss) on interest rate swaps	$2,599	$(23,831)
Amortization (accretion) of interest rate swaps to interest expense	3,067	(47)
Change in unrealized gain (loss) on interest rate swaps, net	$5,666	$(23,878)

The Company estimates that $9.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2021 and 2020.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2021 and December 31, 2020, the Company did not have any non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions whereby if the Company defaults on certain of its indebtedness and the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to breach any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under such agreements at their termination value, including accrued interest.

7. Debt Obligations
As of March 31, 2021 and December 31, 2020, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2021	December 31, 2020	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)(3)	$4,868,453	$4,518,453	1.26% – 7.97%	2022 – 2030
Net unamortized premium	30,025	31,390
Net unamortized debt issuance costs	(27,192)	(25,232)
Total notes payable, net	$4,871,286	$4,524,611

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Revolving Facility	$—	$—	N/A	2023
Unsecured $350 Million Term Loan	—	350,000	N/A	N/A
Unsecured $300 Million Term Loan(4)	300,000	300,000	1.37%	2024
Net unamortized debt issuance costs	(5,425)	(7,281)
Total Unsecured Credit Facility and term loans	$294,575	$642,719

Total debt obligations, net	$5,165,861	$5,167,330
(1)Stated interest rates as of March 31, 2021 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.65% as of March 31, 2021.
(3)Effective November 1, 2016, the Company has in place one interest rate swap agreement that converts the variable interest rate on the Company’s $250.0 million Floating Rate Senior Notes due 2022, issued on August 31, 2018 to a fixed, combined interest rate of 1.11% (plus a spread of 105 basis points) through July 30, 2021.
(4)Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300.0 million term loan agreement, as amended April 29, 2020 (the “$300 Million Term Loan”) to a fixed, combined interest rate of 2.61% (plus a spread of 125 basis points) through July 26, 2024.

2021 Debt Transactions
In March 2021, the Operating Partnership issued $350.0 million aggregate principal amount of 2.250% Senior Notes due 2028 (the “2028 Notes”) at 99.817% of par, the net proceeds of which were used to repay all outstanding indebtedness under the Company’s $350.0 million term loan agreement, as amended April 29, 2020 (the “$350 Million Term Loan”). The 2028 Notes bear interest at a rate of 2.250% per annum, payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. The 2028 Notes will mature on April 1, 2028. The Operating Partnership may redeem the 2028 Notes prior to maturity, at its option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after February 1, 2028 (two months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness.

During the three months ended March 31, 2021, as a result of the repayment of the $350 Million Term Loan, the Company recognized a $1.2 million loss on extinguishment of debt. Loss on extinguishment of debt includes $1.2 million of accelerated unamortized debt issuance costs.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2021.

Debt Maturities
As of March 31, 2021 and December 31, 2020, the Company had accrued interest of $40.7 million and $47.2 million outstanding, respectively. As of March 31, 2021, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2021 (remaining nine months)	$—
2022	250,000
2023	500,000
2024	800,000
2025	700,000
Thereafter	2,918,453
Total debt maturities	5,168,453
Net unamortized premium	30,025
Net unamortized debt issuance costs	(32,617)
Total debt obligations, net	$5,165,861

As of the date the financial statements were issued, the Company’s scheduled debt maturities for the next 12 months were comprised of the Company’s $250.0 million Floating Rate Senior Notes due 2022. The Company has sufficient cash on hand to satisfy these scheduled debt maturities.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2021		December 31, 2020
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,871,286	$5,210,692	$4,524,611	$5,012,523
Unsecured Credit Facility and term loans	294,575	300,520	642,719	651,639
Total debt obligations, net	$5,165,861	$5,511,212	$5,167,330	$5,664,162

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2021
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$18,737	$2,076	$16,661	$—

Liabilities:
Interest rate derivatives	$(21,715)	$—	$(21,715)	$—

	Fair Value Measurements as of December 31, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,548	$980	$18,568	$—

Liabilities:
Interest rate derivatives	$(28,225)	$—	$(28,225)	$—
(1)As of March 31, 2021 and December 31, 2020, marketable securities included $0.1 million and $0.2 million of net unrealized gains, respectively. As of March 31, 2021, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. No properties were remeasured to fair value during the three months ended March 31, 2021 that were not sold prior to March 31, 2021. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the year ended December 31, 2020, excluding the properties sold prior to December 31, 2020:

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

Additionally, variable lease payments associated with percentage rents are recognized once the required sales data is made available. The Company recognized $2.3 million and $1.9 million of income based on percentage rents for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

COVID-19
The global outbreak of COVID-19 and the public health measures that have been undertaken in response have had a significant adverse impact on the Company’s business, the Company’s tenants, the real estate market, the financial markets and the global economy. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, have forced many of the Company’s tenants to close stores, reduce hours or significantly limit service, and resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020. Certain tenants experiencing economic difficulties during the pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals, and, in more limited cases, in the form of rent abatements.

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

The following table presents the COVID-19 related deferrals and abatements granted for lease payments due during the three months ended March 31, 2021 and 2020. Lease payments presented consist of fixed contractual base rent and may include the reimbursement of certain property operating expenses.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Deferrals	Abatements	Deferrals	Abatements
Lease payments (lease modifications)	$701	$737	$—	$—
Lease payments (not lease modifications)	6,185	2,098	—	—
	$6,886	$2,835	$—	$—

The following table presents the deferrals that were not lease modifications and were included in Receivables, net on the Company's Unaudited Condensed Consolidated Balance Sheets:

COVID-19 Deferred Receivable
Beginning balance, December 31, 2020	$15,359
Deferred lease payments (not lease modifications)	6,185
Deferred lease payments deemed uncollectible	(1,760)
Deferred lease payments received	(10,416)
Ending balance, March 31, 2021	$9,368

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes a lease liability and a right-of-use (“ROU”) asset based on the present value of future lease payments over the noncancellable lease term. As of March 31, 2021 the Company is not including any prospective renewal or termination options in its lease liabilities or ROU assets, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay its proportionate share of property operating expenses such as common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended March 31,
Supplemental Statements of Operations Information	2021	2020
Operating lease costs	$1,618	$1,756
Short-term lease costs	1	10
Variable lease costs	115	129
Total lease costs	$1,734	$1,895

	Three Months Ended March 31,
Supplemental Statements of Cash Flows Information	2021	2020
Operating cash outflows from operating leases	$1,663	$1,769
ROU assets written off due to lease modifications	—	(1,748)

Operating Lease Liabilities	As of March 31, 2021
Future minimum operating lease payments:
2021 (remaining nine months)	$4,496
2022	6,032
2023	5,342
2024	5,249
2025	4,948
Thereafter	25,125
Total future minimum operating lease payments	51,192
Less: imputed interest	(13,943)
Operating lease liabilities	$37,249

Supplemental Balance Sheets Information	As of March 31, 2021	As of December 31, 2020
Operating lease liabilities(1)(2)	$37,249	$38,599
ROU assets(1)(3)	$32,679	$34,006
(1)As of March 31, 2021 and December 31, 2020, the weighted average remaining lease term was 12.7 years and 12.7 years, respectively, and the weighted average discount rate was 4.40% and 4.39%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2021, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In January 2020, the Company established an at-the-market equity offering program (the “ATM Program”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers and forward purchasers. As of March 31, 2021, no shares have been issued under the ATM Program, and as a result, $400.0 million of common stock remained available for issuance.

Share Repurchase Program
In January 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program, which expired on December 5, 2019. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2020, the Company repurchased 1.7 million shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred total commissions of less than $0.1 million in conjunction with the Program for the three months ended March 31, 2020. As of March 31, 2021, the Program had $375.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the three months ended March 31, 2021 and 2020, the Company withheld 0.3 million and 0.2 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended March 31, 2021 and 2020, the Company declared common stock dividends and OP Unit distributions of $0.215 and $0.285 per share/unit, respectively. As of March 31, 2021 and December 31, 2020, the Company had declared but unpaid common stock dividends and OP Unit distributions of $66.1 million and $66.0 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 1.0 million and 0.7 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the three months ended March 31, 2021 and the year ended December 31, 2020, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 50.0% to 64.0% and 20.0% to 23.0%, respectively; (ii) a weighted average risk-free interest rate of 0.11% to 0.18% and 1.20% to 1.30%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 4.1% to 5.8% and 5.9% to 6.0%, respectively.

During the three months ended March 31, 2021 and 2020, the Company recognized $2.8 million and $2.8 million of equity compensation expense, respectively, of which $0.2 million and $0.2 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2021, the Company had $28.4 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Computation of Basic Earnings Per Share:
Net income	$52,371	$59,781
Non-forfeitable dividends on unvested restricted shares	(186)	(218)
Net income attributable to the Company’s common stockholders for basic earnings per share	$52,185	$59,563

Weighted average number shares outstanding – basic	297,110	297,841

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.18	$0.20

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$52,185	$59,563

Weighted average shares outstanding – basic	297,110	297,841
Effect of dilutive securities:
Equity awards	736	423
Weighted average shares outstanding – diluted	297,846	298,264

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.18	$0.20

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2021	2020
Computation of Basic Earnings Per Unit:
Net income	$52,371	$59,781
Non-forfeitable dividends on unvested restricted units	(186)	(218)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$52,185	$59,563

Weighted average number common units outstanding – basic	297,110	297,841

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.18	$0.20

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$52,185	$59,563

Weighted average common units outstanding – basic	297,110	297,841
Effect of dilutive securities:
Equity awards	736	423
Weighted average common units outstanding – diluted	297,846	298,264

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.18	$0.20

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

The Company believes that no additional governmental proceedings relating to these matters will be brought against the Company. While the U.S. Attorney’s Office for the Southern District of New York has disclosed that it is no longer pursuing actions relating to these matters with respect to certain former employees, the Company understands that the SEC civil actions against these former employees remain pending. The Company remains obligated to advance funds to these former employees for legal and other professional fees incurred pursuant to indemnification obligations and the amounts advanced are now in excess of the Company’s insurance coverage and are being funded, and will continue to be funded, by the Company. Under certain circumstances, these former employees are contractually obligated to reimburse the Company for such amounts advanced; however, it is possible that under those circumstances the Company may not be able to recover any or all of these amounts.

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s property or disposed of by the Company or its tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s financial condition, operating results or cash flows. During the three months ended March 31, 2021 and 2020, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets.

As of March 31, 2021 and December 31, 2020, there were no material receivables from or payables to related parties. During the three months ended March 31, 2021 and 2020, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2021 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2021 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the common stock of BPG Subsidiary Inc. (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2021, our portfolio was comprised of 389 shopping centers (the “Portfolio”) totaling approximately 68 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of March 31, 2021, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2020, and intends to satisfy such requirements for subsequent taxable years.

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

See “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q for the factors that could affect our rental income and/or property operating expenses. As discussed below and in “Part II - Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, the COVID-19 pandemic has had, and is expected to continue to have, a significant impact on our business.

Impacts on Business from COVID-19
The global outbreak of the novel strain of coronavirus (“COVID-19”) and the public health measures that have been undertaken in response have had a significant adverse impact on our business, our tenants, the real estate market, the financial markets and the global economy. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, have forced many of our tenants to close stores, reduce hours or significantly limit service, and resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. Approximately 70% of our shopping centers are anchored by grocery stores. Grocery stores and other essential tenants have remained open throughout this time and many have experienced stable or increased sales, which we believe will help to partially mitigate the adverse impact of COVID-19 on our business. In addition, we have encouraged our tenants whose businesses have been impacted by COVID-19 to explore their eligibility for benefits under government assistance programs intended to provide financial support to affected businesses. COVID-19 significantly impacted our operations during 2020, and the following operating trends, combined with macroeconomic trends such as significantly increased unemployment and changes in consumer spending, lead us to believe that our operating results for the remainder of 2021 will continue to be adversely affected by COVID-19.

The following table presents information related to rent collection and store closures:

	As of April 27, 2021
	First Quarter 2021 Billed Base Rent Collected	Portfolio Composition By ABR	Percent of ABR Currently Closed
Essential retailers(1)	99%	34%	0%
Hybrid retailers(2)	93%	25%	2%
Other retailers or services(3)	91%	41%	3%
Total	94%		2%
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

During 2020, we took various steps to mitigate the impact of COVID-19 on our liquidity, including the deferral of approximately $130.0 million of capital expenditures originally anticipated in 2020. As of April 27, 2021, we have approximately $310.0 million in cash and cash equivalents and restricted cash, approximately $1.2 billion of remaining availability under the Revolving Facility, and no debt maturities until 2022.

We expect the significance of the COVID-19 pandemic and the resulting economic contraction on our financial and operational results to be dictated by, among other things, the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and their deployment, public adoption rates of COVID-19 vaccines, potential mutations of COVID-19, including SARS-CoV-2 and the response thereto, the direct and indirect economic effects of the pandemic and containment measures, and potential sustained changes in consumer behavior. Adverse developments related to these conditions could increase the number of tenants that are unable to meet their lease obligations to us, close their stores, and/or file for bankruptcy protection, and could limit the demand for space from new tenants. Therefore, there can be no assurances that we will not experience declines in revenues, net income or funds from operations, which could be material. See “Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Leasing Highlights
As of March 31, 2021, billed and leased occupancy were 87.8% and 90.8%, respectively, as compared to 89.1% and 92.2%, respectively, as of March 31, 2020.

The following table summarizes our executed leasing activity for the three months ended March 31, 2021 and 2020 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended March 31, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	392	2,130,048	$16.69	$4.59	$1.60	6.7%
New and renewal leases	355	1,409,570	18.77	6.94	2.42	7.0%
New leases	140	654,505	17.06	14.37	5.16	20.3%
Renewal leases	215	755,065	20.26	0.50	0.05	3.4%
Option leases	37	720,478	12.63	—	—	5.9%

For the Three Months Ended March 31, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	334	2,347,315	$13.78	$4.46	$1.24	9.3%
New and renewal leases	277	1,410,630	15.44	7.35	2.06	10.2%
New leases	103	586,654	15.84	16.48	4.83	23.7%
Renewal leases	174	823,976	15.16	0.85	0.08	5.5%
Option leases	57	936,685	11.29	0.11	—	7.8%
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

Acquisition Activity
•During the three months ended March 31, 2021, we acquired one outparcel and two land parcels for an aggregate purchase price of $3.8 million, including transaction costs.

•During the three months ended March 31, 2020, we acquired one land parcel for $2.0 million, including transaction costs.

Disposition Activity
•During the three months ended March 31, 2021, we disposed of four shopping centers and four partial shopping centers for aggregate net proceeds of $31.8 million resulting in aggregate gain of $5.8 million and aggregate impairment of $1.5 million.

•During the three months ended March 31, 2020, we disposed of three shopping centers and two partial shopping centers for aggregate net proceeds of $40.5 million resulting in aggregate gain of $7.5 million and aggregate impairment of less than $0.1 million. In addition, during the three months ended March 31, 2020, we received aggregate net proceeds of $0.9 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.4 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020
Revenues (in thousands)

	Three Months Ended March 31,
	2021	2020	$ Change
Revenues
Rental income	$276,461	$280,402	$(3,941)
Other revenues	3,285	1,899	1,386
Total revenues	$279,746	$282,301	$(2,555)

Rental income
The decrease in rental income for the three months ended March 31, 2021 of $3.9 million, as compared to the corresponding period in 2020, was due to a $3.2 million decrease in rental income due to net disposition activity and a $0.7 million decrease for the remaining portfolio. The decrease for the remaining portfolio was due to (i) a $4.8 million decrease in base rent; (ii) a $2.3 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; (iii) a $0.5 million decrease in expense reimbursements; and (iv) a $0.1 million decrease in lease termination fees; partially offset by (v) a $4.5 million increase in straight-line rental income, net; (vi) a $1.7 million decrease in revenues deemed uncollectible; (vii) a $0.5 million increase in percentage rents; and (viii) a $0.3 million increase in ancillary and other rental income. The decrease in revenues deemed uncollectible and increase in straight-line rental income, net were primarily attributable to the impact of COVID-19 in 2020. The $4.8 million decrease in base rent for the remaining portfolio was primarily due to COVID-19 rent deferrals accounted for as lease modifications and rent abatements and a decrease in weighted average billed occupancy, partially offset by contractual rent increases and positive rent spreads for new and renewal leases and option exercises of 6.7% during the three months ended March 31, 2021 and 7.2% during the year ended December 31, 2020.

Other revenues
The increase in other revenues for the three months ended March 31, 2021 of $1.4 million, as compared to the corresponding period in 2020, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2021	2020	$ Change
Operating expenses
Operating costs	$31,385	$30,356	$1,029
Real estate taxes	42,888	42,864	24
Depreciation and amortization	83,420	83,017	403
Impairment of real estate assets	1,467	4,598	(3,131)
General and administrative	24,645	22,597	2,048
Total operating expenses	$183,805	$183,432	$373

Operating costs
The increase in operating costs for the three months ended March 31, 2021 of $1.0 million, as compared to the corresponding period in 2020, was primarily due to a $1.4 million increase for assets owned for the full year primarily due to an increase in insurance and repair and maintenance costs, partially offset by a $0.4 million decrease in operating costs due to net disposition activity.

Real estate taxes
Real estate taxes remained generally consistent for the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended March 31, 2021 of $0.4 million, as compared to the corresponding period in 2020, was primarily due to a $1.7 million increase for assets owned for the full year primarily related to value-enhancing reinvestment capital expenditures and tenant write-offs, partially offset by a decrease in depreciation and amortization related to acquired in-place lease intangibles and a $1.3 million decrease in depreciation and amortization due to net disposition activity.

Impairment of real estate assets
During the three months ended March 31, 2021, aggregate impairment of $1.5 million was recognized on one shopping center as a result of disposition activity. During the three months ended March 31, 2020, aggregate impairment of $4.6 million was recognized on one partial shopping center as a result of disposition activity and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended March 31, 2021 of $2.0 million, as compared to the corresponding period in 2020, was primarily due to an increase in litigation and other non-routine legal expenses and an increase in net compensation costs.

During the three months ended March 31, 2021 and 2020, construction compensation costs of $3.8 million and $3.5 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.4 million and less than $0.1 million, respectively and leasing commission costs of $1.1 million and $1.4 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2021	2020	$ Change
Other income (expense)
Dividends and interest	$87	$124	$(37)
Interest expense	(48,994)	(47,354)	(1,640)
Gain on sale of real estate assets	5,764	8,905	(3,141)
Loss on extinguishment of debt, net	(1,197)	(5)	(1,192)
Other	770	(758)	1,528
Total other expense	$(43,570)	$(39,088)	$(4,482)

Dividends and interest
Dividends and interest remained generally consistent for the three months ended March 31, 2021 as compared to the corresponding period in 2020.

Interest expense
The increase in interest expense for the three months ended March 31, 2021 of $1.6 million, as compared to the corresponding period in 2020, was primarily due to higher weighted average debt obligations as we bolstered liquidity in response to COVID-19.

Gain on sale of real estate assets
During the three months ended March 31, 2021, three shopping centers and four partial shopping centers were disposed of resulting in aggregate gain of $5.8 million. During the three months ended March 31, 2020, three shopping centers and one partial shopping center were disposed of resulting in aggregate gain of $7.5 million. In addition, during the three months ended March 31, 2020, we received aggregate net proceeds of $0.9 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.4 million.

Loss on extinguishment of debt, net
During the three months ended March 31, 2021, we repaid $350.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended April 29, 2020 (the “Unsecured Credit Facility”), resulting in a $1.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The increase in other income for the three months ended March 31, 2021 of $1.5 million, as compared to the corresponding period in 2020, was primarily due to favorable tax adjustments and legal settlements in the current year.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of March 31, 2021, we had $1.2 billion of available liquidity under our Revolving Facility and $372.7 million in cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

As of March 31, 2021, our contractually scheduled debt maturities (excluding extension options) and interest payment obligations (excluding debt premiums and discounts and deferred financing costs) amount to $250.0 million and $186.1 million, respectively, over the next 12 months and $4.9 billion and $933.3 million, respectively, thereafter. As of March 31, 2021, the weighted average time to maturity is 5.7 years with respect to our $4.9 billion of remaining scheduled debt maturities. These amounts do not assume the issuance of new debt upon maturity of existing debt. Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps) as of March 31, 2021. See Item 7A. “Quantitative and Qualitative Disclosures” in our annual report on Form 10-K for the year ended December 31, 2020 for a further discussion of these and other factors that could impact interest payments.

As previously discussed under the header “Impacts on Business from COVID-19”, the COVID-19 pandemic has had, and we expect will continue to have, an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from rent deferrals or abatements, tenant defaults, or decreases in rental rates or occupancy, would decrease the cash available for the capital uses described above, including the payment of dividends.

During 2020 we took various steps to mitigate the impact of COVID-19 on our liquidity, including the deferral of approximately $130.0 million of capital expenditures originally anticipated in 2020. In addition, we have no debt maturities until 2022. However, since we do not know the ultimate severity, scope or duration of the pandemic and the response thereto, and thus cannot predict the impact it will ultimately have on our tenants and on the debt and equity capital markets, we cannot estimate the impact it will have on our liquidity and capital resources. Specifically, the prolonged impacts of COVID-19 may increase risks related to the pricing and availability of future debt financing. In addition, a significant decline in our operating performance in the future could impact our ability to incur additional debt, including the remaining capacity on our Revolving Facility, due to the financial covenants applicable to our debt.

In order to continue to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income, determined before the deduction for dividends paid and excluding net capital gains, to our stockholders on an annual basis. We intend to continue to satisfy this requirement and maintain our REIT status. Cash dividends paid to common stockholders for the three months ended March 31, 2021 and 2020 were $65.0 million and $85.6 million, respectively. In response to COVID-19, our Board of Directors temporarily suspended the dividend in the second and third quarters of 2020. In February 2021, our Board of Directors declared a quarterly cash dividend of $0.215 per common share for the first quarter of 2021. The dividend was paid on April 15, 2021 to shareholders of record on April 5, 2021. In April 2021, our Board of Directors declared a quarterly cash dividend of $0.215 per common share for the second quarter of 2021. The dividend is payable on July 15, 2021 to shareholders of record on July 6, 2021. Our Board of Directors will reevaluate the dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$110,513	$95,070
Net cash used in investing activities	(34,125)	(46,614)
Net cash provided by (used in) financing activities	(73,791)	517,112

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$110,513	$95,070
Net cash used in investing activities	(34,125)	(46,614)
Net cash provided by (used in) financing activities	(73,791)	517,113

Cash and cash equivalents and restricted cash for BPG were $372.7 million and $587.1 million as of March 31, 2021 and 2020, respectively. Cash and cash equivalents and restricted cash for the Operating Partnership were $362.7 million and $587.1 million as of March 31, 2021 and 2020, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the three months ended March 31, 2021, our net cash provided by operating activities increased $15.4 million as compared to the corresponding period in 2020. The increase is primarily due to (i) an increase from net working capital; partially offset by (ii) a decrease in net operating income due to net disposition activity; (iii) an increase in cash outflows for interest expense; and (iv) an increase in cash outflows for general and administrative expense.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment efforts.

During the three months ended March 31, 2021, our net cash used in investing activities decreased $12.5 million as compared to the corresponding period in 2020. The decrease was primarily due to (i) a decrease of $23.9 million in improvements to and investments in real estate assets; partially offset by (ii) a decrease of $9.6 million in net proceeds from sales of real estate assets; and (iii) an increase of $1.8 million in acquisitions of real estate assets.

Improvements to and investments in real estate assets
During the three months ended March 31, 2021 and 2020, we expended $62.8 million and $86.7 million, respectively, on improvements to and investments in real estate assets. In addition, during the three months ended March 31, 2021 and 2020, insurance proceeds of $2.2 million and $3.6 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of March 31, 2021, we had 57 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $409.2 million, of which $225.1 million had been incurred as of March 31, 2021. In addition, we have identified a pipeline of future reinvestment projects aggregating approximately $1.0 billion of potential capital investment which we expect to execute over the next several years. We expect to fund these projects with cash and cash equivalents on hand, proceeds from sales of real estate assets, and/or available liquidity under our Revolving Facility.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the three months ended March 31, 2021, we acquired one outparcel and two land parcels for an aggregate purchase price of $3.8 million, including transaction costs. During the three months ended March 31, 2020, we acquired one land parcel for $2.0 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the three months ended March 31, 2021, we disposed of four shopping centers and four partial shopping centers for aggregate net proceeds of $31.8 million. During the three months ended March 31, 2020, we disposed of three shopping centers and two partial shopping centers for aggregate net proceeds of $40.5 million. In addition, during the three months ended March 31, 2020, we received aggregate net proceeds of $0.9 million from previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the three months ended March 31, 2021, our net cash provided by (used in) financing activities decreased $590.9 million as compared to the corresponding period in 2020. The decrease was primarily due to (i) a $632.1 million decrease in debt borrowings, net of repayments; and (ii) a $2.7 million increase in deferred financing and debt extinguishment costs; partially offset by (iii) a $23.3 million decrease in repurchases of common stock; and (iv) a $20.6 million decrease in distributions to our common stockholders. The decrease in debt borrowings is primarily related to amounts drawn on our Revolving Facility in the corresponding period in 2020 in order to bolster liquidity in response to COVID-19.

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

Our reconciliation of net income to NAREIT FFO for the three months ended March 31, 2021 and 2020 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income	$52,371	$59,781
Depreciation and amortization related to real estate	82,455	82,020
Gain on sale of real estate assets	(5,764)	(8,905)
Impairment of real estate assets	1,467	4,598
NAREIT FFO	$130,529	$137,494
NAREIT FFO per diluted share	$0.44	$0.46
Weighted average diluted shares outstanding	297,846	298,264

Same Property Net Operating Income
Same property net operating income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development and completed new development properties which have been stabilized for less than one year) as total property revenues (base rent, expense reimbursements, adjustments for revenues deemed uncollectible, ancillary and other rental income, percentage rents and other revenues) less direct property operating expenses (operating costs and real estate taxes). Same property NOI excludes (i) corporate level expenses (including general and administrative), (ii) lease termination fees, (iii) straight-line rental income, net, (iv) accretion of below-market leases, net of amortization of above-market leases and tenant inducements, (v) straight-line ground rent expense, and (vi) income (expense) associated with our captive insurance company.

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

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	Change
Number of properties	380	380	—
Percent billed	87.9%	89.4%	(1.5%)
Percent leased	90.9%	92.6%	(1.7%)

Revenues
Rental income	$266,023	$268,251	$(2,228)
Other revenues	3,285	1,878	1,407
	269,308	270,129	(821)
Operating expenses
Operating costs	(30,563)	(29,036)	(1,527)
Real estate taxes	(41,918)	(41,325)	(593)
	(72,481)	(70,361)	(2,120)
Same property NOI	$196,827	$199,768	$(2,941)

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$52,371	$59,781
Adjustments:
Non-same property NOI	(4,052)	(6,726)
Lease termination fees	(1,384)	(1,388)
Straight-line rental income, net	(2,272)	2,137
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(984)	(3,371)
Straight-line ground rent expense	46	35
Depreciation and amortization	83,420	83,017
Impairment of real estate assets	1,467	4,598
General and administrative	24,645	22,597
Total other expense	43,570	39,088
Same property NOI	$196,827	$199,768

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2020, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC should be carefully considered. These factors may materially affect our financial condition, operating results and cash flows. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 9, 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program, which expired on December 5, 2019. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock. As of March 31, 2021, the Program had $375.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Tenth Supplemental Indenture, dated March 5, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	3/5/2021	4.2
4.2	Form of Global Note representing the 2.250% Senior Notes due 2028 (included in Exhibit 4.1)	8-K	001-36160	3/5/2021	4.3
10.1	First Amendment to Employment Agreement, dated February 2, 2021, by and between Brixmor Property Group and James M. Taylor	8-K	001-36160	2/4/2021	10.1
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: May 3, 2021	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 3, 2021	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2021	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: May 3, 2021	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 3, 2021	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2021	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)