Form 10-Q
period 2021-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2021-08-02
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_____
Commission File Number: 001-36160 (Brixmor Property Group)
Commission File Number: 333-256637-01 (Brixmor Operating Partnership LP)

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
As of July 1, 2021, Brixmor Property Group Inc. had 296,978,097 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of June 30, 2021, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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

Currently, one of the most significant factors that could cause actual outcomes or results to differ materially from those indicated in these statements is the adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on the financial condition, operating results and cash flows of the Company, the Company’s tenants, the real estate market, the financial markets and the global economy. The COVID-19 pandemic has impacted us and our tenants significantly, and the extent to which it continues to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and their deployment, public adoption rates of COVID-19 vaccines and their effectiveness against emerging variants of COVID-19, such as the Delta variant, the direct and indirect economic effects of the pandemic and containment measures, and potential sustained changes in consumer behavior, among others.

Additional factors that could cause actual outcomes or results to differ materially from those indicated in the forward-looking statements include (1) changes in national, regional and local economies, due to global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, or domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation and unemployment or limited growth in consumer income; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, including COVID-19, civil unrest, terrorist acts or acts of war, any of which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and (10) legal costs incurred in connection with the SEC actions discussed under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. Moreover, investors are cautioned to interpret many of the risks identified under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2020 as being heightened as a result of the COVID-19 pandemic. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2021	December 31, 2020
Assets
Real estate
Land	$1,749,145	$1,740,263
Buildings and improvements	8,509,731	8,423,298
	10,258,876	10,163,561
Accumulated depreciation and amortization	(2,745,122)	(2,659,448)
Real estate, net	7,513,754	7,504,113

Cash and cash equivalents	404,144	368,675
Restricted cash	1,242	1,412
Marketable securities	18,188	19,548
Receivables, net	228,583	240,323
Deferred charges and prepaid expenses, net	139,974	139,260
Real estate assets held for sale	—	18,014
Other assets	49,288	50,802
Total assets	$8,355,173	$8,342,147

Liabilities
Debt obligations, net	$5,167,038	$5,167,330
Accounts payable, accrued expenses and other liabilities	483,791	494,116
Total liabilities	5,650,829	5,661,446

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 306,105,089 and 305,621,403 shares issued and 296,978,097 and 296,494,411 shares outstanding	2,970	2,965
Additional paid-in capital	3,215,948	3,213,990
Accumulated other comprehensive loss	(19,713)	(28,058)
Distributions in excess of net income	(494,861)	(508,196)
Total equity	2,704,344	2,680,701
Total liabilities and equity	$8,355,173	$8,342,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

W

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental income	$286,933	$247,434	$563,394	$527,836
Other revenues	91	186	3,376	2,085
Total revenues	287,024	247,620	566,770	529,921

Operating expenses
Operating costs	28,755	25,136	60,140	55,492
Real estate taxes	42,257	41,808	85,145	84,672
Depreciation and amortization	81,212	80,829	164,632	163,846
Impairment of real estate assets	431	5,962	1,898	10,560
General and administrative	26,461	24,436	51,106	47,033
Total operating expenses	179,116	178,171	362,921	361,603

Other income (expense)
Dividends and interest	104	102	191	226
Interest expense	(49,689)	(49,852)	(98,683)	(97,206)
Gain on sale of real estate assets	32,603	692	38,367	9,597
Loss on extinguishment of debt, net	(32)	(10,386)	(1,229)	(10,391)
Other	(466)	(961)	304	(1,719)
Total other expense	(17,480)	(60,405)	(61,050)	(99,493)

Net income	$90,428	$9,044	$142,799	$68,825

Net income per common share:
Basic	$0.30	$0.03	$0.48	$0.23
Diluted	$0.30	$0.03	$0.48	$0.23
Weighted average shares:
Basic	297,216	296,546	297,196	297,194
Diluted	298,277	296,773	298,222	297,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$90,428	$9,044	$142,799	$68,825
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	2,832	(835)	8,498	(24,713)
Change in unrealized gain (loss) on marketable securities	(59)	16	(153)	195
Total other comprehensive income (loss)	2,773	(819)	8,345	(24,518)
Comprehensive income	$93,201	$8,225	$151,144	$44,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2020	297,857	$2,979	$3,230,625	$(9,543)	$(480,204)	$2,743,857
Common stock dividends ($0.285 per common share)	—	—	—	—	(85,018)	(85,018)
Equity based compensation expense	—	—	2,842	—	—	2,842
Other comprehensive loss	—	—	—	(23,699)	—	(23,699)
Issuance of common stock	242	2	—	—	—	2
Repurchases of common stock	(1,650)	(17)	(24,990)	—	—	(25,007)
Share-based awards retained for taxes	—	—	(3,405)	—	—	(3,405)
Net income	—	—	—	—	59,781	59,781
Ending balance, March 31, 2020	296,449	2,964	3,205,072	(33,242)	(505,441)	2,669,353
Common stock dividends	—	—	—	—	(3)	(3)
Equity based compensation expense	—	—	2,162	—	—	2,162
Other comprehensive loss	—	—	—	(819)	—	(819)
Issuance of common stock	32	1	—	—	—	1
Share-based awards retained for taxes	—	—	(118)	—	—	(118)
Net income	—	—	—	—	9,044	9,044
Ending balance, June 30, 2020	296,481	$2,965	$3,207,116	$(34,061)	$(496,400)	$2,679,620

Beginning balance, January 1, 2021	296,494	$2,965	$3,213,990	$(28,058)	$(508,196)	$2,680,701
Common stock dividends ($0.215 per common share)	—	—	—	—	(65,120)	(65,120)
Equity based compensation expense	—	—	2,792	—	—	2,792
Other comprehensive income	—	—	—	5,572	—	5,572
Issuance of common stock	452	4	(4)	—	—	—
Share-based awards retained for taxes	—	—	(5,113)	—	—	(5,113)
Net income	—	—	—	—	52,371	52,371
Ending balance, March 31, 2021	296,946	2,969	3,211,665	(22,486)	(520,945)	2,671,203
Common stock dividends ($0.215 per common share)	—	—	—	—	(64,344)	(64,344)
Equity based compensation expense	—	—	4,543	—	—	4,543
Other comprehensive income	—	—	—	2,773	—	2,773
Issuance of common stock	32	1	(1)	—	—	—
Share-based awards retained for taxes	—	—	(259)	—	—	(259)
Net income	—	—	—	—	90,428	90,428
Ending balance, June 30, 2021	296,978	$2,970	$3,215,948	$(19,713)	$(494,861)	$2,704,344
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$142,799	$68,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,632	163,846
Accretion of debt premium and discount, net	(1,435)	(144)
Deferred financing cost amortization	3,764	3,619
Accretion of above- and below-market leases, net	(7,125)	(8,224)
Tenant inducement amortization and other	3,012	1,789
Impairment of real estate assets	1,898	10,560
Gain on sale of real estate assets	(38,367)	(9,597)
Equity based compensation	6,791	4,607
Loss on extinguishment of debt, net	1,229	10,391
Changes in operating assets and liabilities:
Receivables, net	8,706	(42,672)
Deferred charges and prepaid expenses	(13,270)	(10,552)
Other assets	(208)	(201)
Accounts payable, accrued expenses and other liabilities	2,436	(12,683)
Net cash provided by operating activities	274,862	179,564

Investing activities:
Improvements to and investments in real estate assets	(135,253)	(158,120)
Acquisitions of real estate assets	(66,716)	(2,020)
Proceeds from sales of real estate assets	99,748	46,633
Purchase of marketable securities	(7,915)	(10,733)
Proceeds from sale of marketable securities	9,100	8,219
Net cash used in investing activities	(101,036)	(116,021)

Financing activities:
Repayment of secured debt obligations	—	(7,000)
Repayment of borrowings under unsecured revolving credit facility	—	(507,500)
Proceeds from borrowings under unsecured revolving credit facility	—	646,000
Proceeds from unsecured notes	349,360	498,880
Repayment of borrowings under unsecured term loans	(350,000)	(182,479)
Deferred financing and debt extinguishment costs	(3,414)	(14,049)
Distributions to common stockholders	(129,101)	(170,397)
Repurchases of common shares	—	(25,007)
Repurchases of common shares in conjunction with equity award plans	(5,372)	(3,523)
Net cash provided by (used in) financing activities	(138,527)	234,925

Net change in cash, cash equivalents and restricted cash	35,299	298,468
Cash, cash equivalents and restricted cash at beginning of period	370,087	21,523
Cash, cash equivalents and restricted cash at end of period	$405,386	$319,991

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$404,144	$318,540
Restricted cash	1,242	1,451
Cash, cash equivalents and restricted cash at end of period	$405,386	$319,991

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,817 and $2,177	$95,523	$94,593
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2021	December 31, 2020
Assets
Real estate
Land	$1,749,145	$1,740,263
Buildings and improvements	8,509,731	8,423,298
	10,258,876	10,163,561
Accumulated depreciation and amortization	(2,745,122)	(2,659,448)
Real estate, net	7,513,754	7,504,113

Cash and cash equivalents	394,130	358,661
Restricted cash	1,242	1,412
Marketable securities	18,188	19,548
Receivables, net	228,583	240,323
Deferred charges and prepaid expenses, net	139,974	139,260
Real estate assets held for sale	—	18,014
Other assets	49,288	50,802
Total assets	$8,345,159	$8,332,133

Liabilities
Debt obligations, net	$5,167,038	$5,167,330
Accounts payable, accrued expenses and other liabilities	483,791	494,116
Total liabilities	5,650,829	5,661,446

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 306,105,089 and 305,621,403 units issued and 296,978,097 and 296,494,411 units outstanding	2,714,044	2,698,746
Accumulated other comprehensive loss	(19,714)	(28,059)
Total capital	2,694,330	2,670,687
Total liabilities and capital	$8,345,159	$8,332,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental income	$286,933	$247,434	$563,394	$527,836
Other revenues	91	186	3,376	2,085
Total revenues	287,024	247,620	566,770	529,921

Operating expenses
Operating costs	28,755	25,136	60,140	55,492
Real estate taxes	42,257	41,808	85,145	84,672
Depreciation and amortization	81,212	80,829	164,632	163,846
Impairment of real estate assets	431	5,962	1,898	10,560
General and administrative	26,461	24,436	51,106	47,033
Total operating expenses	179,116	178,171	362,921	361,603

Other income (expense)
Dividends and interest	104	102	191	226
Interest expense	(49,689)	(49,852)	(98,683)	(97,206)
Gain on sale of real estate assets	32,603	692	38,367	9,597
Loss on extinguishment of debt, net	(32)	(10,386)	(1,229)	(10,391)
Other	(466)	(961)	304	(1,719)
Total other expense	(17,480)	(60,405)	(61,050)	(99,493)

Net income	$90,428	$9,044	$142,799	$68,825

Net income per common unit:
Basic	$0.30	$0.03	$0.48	$0.23
Diluted	$0.30	$0.03	$0.48	$0.23
Weighted average units:
Basic	297,216	296,546	297,196	297,194
Diluted	298,277	296,773	298,222	297,485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$90,428	$9,044	$142,799	$68,825
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	2,832	(835)	8,498	(24,713)
Change in unrealized gain (loss) on marketable securities	(59)	16	(153)	195
Total other comprehensive income (loss)	2,773	(819)	8,345	(24,518)
Comprehensive income	$93,201	$8,225	$151,144	$44,307
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Loss	Total
Beginning balance, January 1, 2020	$2,753,385	$(9,544)	$2,743,841
Distributions to partners	(85,017)	—	(85,017)
Equity based compensation expense	2,842	—	2,842
Other comprehensive loss	—	(23,699)	(23,699)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(25,007)	—	(25,007)
Share-based awards retained for taxes	(3,405)	—	(3,405)
Net income	59,781	—	59,781
Ending balance, March 31, 2020	2,702,581	(33,243)	2,669,338
Distributions to partners	(10,002)	—	(10,002)
Equity based compensation expense	2,162	—	2,162
Other comprehensive loss	—	(819)	(819)
Issuance of OP Units	1	—	1
Share-based awards retained for taxes	(118)	—	(118)
Net income	9,044	—	9,044
Ending balance, June 30, 2020	$2,703,668	$(34,062)	$2,669,606

Beginning balance, January 1, 2021	$2,698,746	$(28,059)	$2,670,687
Distributions to partners	(65,120)	—	(65,120)
Equity based compensation expense	2,792	—	2,792
Other comprehensive income	—	5,572	5,572
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(5,113)	—	(5,113)
Net income	52,371	—	52,371
Ending balance, March 31, 2021	2,683,676	(22,487)	2,661,189
Distributions to partners	(64,344)	—	(64,344)
Equity based compensation expense	4,543	—	4,543
Other comprehensive income	—	2,773	2,773
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(259)	—	(259)
Net income	90,428	—	90,428
Ending balance, June 30, 2021	$2,714,044	$(19,714)	$2,694,330
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$142,799	$68,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,632	163,846
Accretion of debt premium and discount, net	(1,435)	(144)
Deferred financing cost amortization	3,764	3,619
Accretion of above- and below-market leases, net	(7,125)	(8,224)
Tenant inducement amortization and other	3,012	1,789
Impairment of real estate assets	1,898	10,560
Gain on sale of real estate assets	(38,367)	(9,597)
Equity based compensation	6,791	4,607
Loss on extinguishment of debt, net	1,229	10,391
Changes in operating assets and liabilities:
Receivables, net	8,706	(42,672)
Deferred charges and prepaid expenses	(13,270)	(10,552)
Other assets	(208)	(201)
Accounts payable, accrued expenses and other liabilities	2,436	(12,683)
Net cash provided by operating activities	274,862	179,564

Investing activities:
Improvements to and investments in real estate assets	(135,253)	(158,120)
Acquisitions of real estate assets	(66,716)	(2,020)
Proceeds from sales of real estate assets	99,748	46,633
Purchase of marketable securities	(7,915)	(10,733)
Proceeds from sale of marketable securities	9,100	8,219
Net cash used in investing activities	(101,036)	(116,021)

Financing activities:
Repayment of secured debt obligations	—	(7,000)
Repayment of borrowings under unsecured revolving credit facility	—	(507,500)
Proceeds from borrowings under unsecured revolving credit facility	—	646,000
Proceeds from unsecured notes	349,360	498,880
Repayment of borrowings under unsecured term loans	(350,000)	(182,479)
Deferred financing and debt extinguishment costs	(3,414)	(14,049)
Partner distributions and repurchases of OP Units	(134,473)	(208,925)
Net cash provided by (used in) financing activities	(138,527)	224,927

Net change in cash, cash equivalents and restricted cash	35,299	288,470
Cash, cash equivalents and restricted cash at beginning of period	360,073	21,507
Cash, cash equivalents and restricted cash at end of period	$395,372	$309,977

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$394,130	$308,526
Restricted cash	1,242	1,451
Cash, cash equivalents and restricted cash at end of period	$395,372	$309,977

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,817 and $2,177	$95,523	$94,593
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2021, the Company’s portfolio was comprised of 389 shopping centers (the “Portfolio”) totaling approximately 68 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2021 and December 31, 2020. Open tax years generally range from 2017 through 2020 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

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

ASU 2020-04 and ASU 2021-01 contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company, or they are not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the six months ended June 30, 2021, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Ellisville Square (3)	Ellisville, MO	Jan-21	N/A	$2,014
Outparcel adjacent to Cobblestone Village	St. Augustine, FL	Feb-21	5,040	1,520
Land associated with Westgate Plaza	Westfield, MA	Mar-21	N/A	245
Center of Bonita Springs	Bonita Springs, FL	Apr-21	281,394	48,061
Champlin Marketplace	Champlin, MN	Jun-21	91,970	14,876
			378,404	$66,716
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $0.5 million of transaction costs, offset by $1.4 million of closing credits.
(3)The Company terminated a ground lease and acquired a land parcel.

During the six months ended June 30, 2020, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Shops at Palm Lakes	Miami Gardens, FL	Feb-20	N/A	$2,020
			N/A	$2,020
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes less than $0.1 million of transaction costs.

The aggregate purchase price of the assets acquired during the six months ended June 30, 2021 and 2020, respectively, has been allocated as follows:

	Six Months Ended June 30,
Assets	2021	2020
Land	$17,669	$2,020
Buildings	38,082	—
Building and tenant improvements	7,128	—
Above-market leases(1)	149	—
In-place leases(2)	5,523	—
Total assets acquired	$68,551	$2,020

Liabilities
Below-market leases(3)	$1,835	$—
Total liabilities	1,835	—
Net assets acquired	$66,716	$2,020
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the six months ended June 30, 2021 was 5.1 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the six months ended June 30, 2021 was 10.3 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the six months ended June 30, 2021 was 19.7 years.

3. Dispositions and Assets Held for Sale
During the three months ended June 30, 2021, the Company disposed of two shopping centers and five partial shopping centers for aggregate net proceeds of $67.9 million resulting in aggregate gain of $32.6 million. In addition, during the three months ended June 30, 2021, the Company received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million. During the six months ended June 30, 2021, the Company disposed of six shopping centers and nine partial shopping centers for aggregate net proceeds of $99.7 million resulting in aggregate gain of $38.3 million and aggregate impairment of

$1.5 million. In addition, during the six months ended June 30, 2021, the Company received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

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

As of June 30, 2021, the Company did not have any properties held for sale. As of December 31, 2020, the Company had two properties and one partial property held for sale. The following table presents the assets and liabilities associated with the properties classified as held for sale:

Assets	June 30, 2021	December 31, 2020
Land	$—	$5,447
Buildings and improvements	—	16,481
Accumulated depreciation and amortization	—	(4,693)
Real estate, net	—	17,235
Other assets	—	779
Assets associated with real estate assets held for sale	$—	$18,014
There were no discontinued operations for the three and six months ended June 30, 2021 and 2020 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2021	December 31, 2020
Land	$1,749,145	$1,740,263
Buildings and improvements:
Buildings and tenant improvements(1)	7,958,581	7,856,850
Lease intangibles(2)	551,150	566,448
	10,258,876	10,163,561
Accumulated depreciation and amortization(3)	(2,745,122)	(2,659,448)
Total	$7,513,754	$7,504,113
(1)As of June 30, 2021 and December 31, 2020, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $41.8 million and $33.0 million, respectively.
(2)As of June 30, 2021 and December 31, 2020, Lease intangibles consisted of $497.3 million and $509.3 million, respectively, of in-place leases and $53.9 million and $57.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(3)As of June 30, 2021 and December 31, 2020, Accumulated depreciation and amortization included $494.4 million and $507.7 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of June 30, 2021 and December 31, 2020, the Company had intangible liabilities relating to below-market leases of $338.7 million and $345.7 million, respectively, and accumulated accretion of $260.7 million and $260.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended June 30, 2021 and 2020 was $4.2 million and $4.0 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the six months ended June 30, 2021 and 2020 was $7.1 million and $8.2 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2021 and 2020 was $4.2 million and $4.9 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2021 and 2020 was $7.8 million and $10.4 million, respectively.

These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2021 (remaining six months)	$(5,324)	$6,621
2022	(9,093)	9,777
2023	(7,875)	7,370
2024	(7,385)	5,667
2025	(6,199)	4,238

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

The Company recognized the following impairment during the three months ended June 30, 2021:

Three Months Ended June 30, 2021
Property Name(1)	Location	GLA	Impairment Charge
Erie Canal Centre	DeWitt, NY	123,404	$431
		123,404	$431
(1)The Company recognized an impairment charge based upon a change in the anticipated hold period of this property and/or offers from third-party buyers in connection with the Company’s capital recycling program.

The Company recognized the following impairments during the six months ended June 30, 2021:

Six Months Ended June 30, 2021
Property Name(1)	Location	GLA	Impairment Charge
Albany Plaza(2)	Albany, GA	114,169	$1,467
Erie Canal Centre	DeWitt, NY	123,404	431
		237,573	$1,898
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the six months ended June 30, 2021.

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
(2)The Company disposed of this property during the year ended December 31, 2020.

The Company recognized the following impairments during the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Property Name(1)	Location	GLA	Impairment Charge
Spring Mall	Greenfield, WI	45,920	$4,584
30th Street Plaza(2)	Canton, OH	145,935	4,449
Chamberlain Plaza(2)	Meriden, CT	54,302	1,513
Parcel at Lakes Crossing(3)	Muskegon, MI	4,990	14
		251,147	$10,560
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2020.
(3)The Company disposed of this partial property during the year ended December 31, 2020.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the six months ended June 30, 2021 and year ended December 31, 2020, the Company did not enter into any new interest rate swap agreements. During the six months ended June 30, 2021, the Company paid $1.1 million to terminate interest rate swaps with a notional amount of $250.0 million.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2021 and December 31, 2020 is as follows:

	Number of Instruments		Notional Amount
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest Rate Swaps	5	7	$550,000	$800,000
The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of June 30, 2021 and December 31, 2020 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2021	December 31, 2020
Gross derivative assets	$—	$—
Gross derivative liabilities	(19,516)	(28,225)
Net derivative liabilities	$(19,516)	$(28,225)
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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Change in unrealized gain (loss) on interest rate swaps	$(325)	$(3,180)	$2,274	$(27,011)
Amortization of interest rate swaps to interest expense	3,157	2,345	6,224	2,298
Change in unrealized gain (loss) on interest rate swaps, net	$2,832	$(835)	$8,498	$(24,713)
The Company estimates that $7.9 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2021 and 2020.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2021 and December 31, 2020, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of June 30, 2021 and December 31, 2020, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2021	December 31, 2020	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)(3)	$4,868,453	$4,518,453	1.23% – 7.97%	2022 – 2030
Net unamortized premium	29,315	31,390
Net unamortized debt issuance costs	(25,889)	(25,232)
Total notes payable, net	$4,871,879	$4,524,611

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Revolving Facility	$—	$—	N/A	2023
Unsecured $350 Million Term Loan	—	350,000	N/A	N/A
Unsecured $300 Million Term Loan(4)	300,000	300,000	1.34%	2024
Net unamortized debt issuance costs	(4,841)	(7,281)
Total Unsecured Credit Facility and term loans	$295,159	$642,719

Total debt obligations, net	$5,167,038	$5,167,330
(1)Stated interest rates as of June 30, 2021 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.64% as of June 30, 2021.

(3)Effective November 1, 2016, the Company has in place one interest rate swap agreement that converts the variable interest rate on the Company’s $250.0 million Floating Rate Senior Notes due 2022, issued on August 31, 2018, to a fixed, combined interest rate of 1.11% (plus a spread of 105 basis points) through July 30, 2021.
(4)Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300.0 million term loan agreement, as amended April 29, 2020 (the “$300 Million Term Loan”), to a fixed, combined interest rate of 2.61% (plus a spread of 125 basis points) through July 26, 2024.

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

During the six months ended June 30, 2021, as a result of the repayment of the $350 Million Term Loan, the Company recognized a $1.2 million loss on extinguishment of debt. Loss on extinguishment of debt includes $1.2 million of accelerated unamortized debt issuance costs.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2021.

Debt Maturities
As of June 30, 2021 and December 31, 2020, the Company had accrued interest of $48.0 million and $47.2 million outstanding, respectively. As of June 30, 2021, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2021 (remaining six months)	$—
2022	250,000
2023	500,000
2024	800,000
2025	700,000
Thereafter	2,918,453
Total debt maturities	5,168,453
Net unamortized premium	29,315
Net unamortized debt issuance costs	(30,730)
Total debt obligations, net	$5,167,038
As of the date the financial statements were issued, the Company’s scheduled debt maturities for the next 12 months were comprised of the Company’s $250.0 million Floating Rate Senior Notes due 2022. The Company has sufficient cash and cash equivalents to satisfy these scheduled debt maturities.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2021		December 31, 2020
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,871,879	$5,290,873	$4,524,611	$5,012,523
Unsecured Credit Facility and term loans	295,159	300,743	642,719	651,639
Total debt obligations, net	$5,167,038	$5,591,616	$5,167,330	$5,664,162
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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2021
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$18,188	$4,756	$13,432	$—

Liabilities:
Interest rate derivatives	$(19,516)	$—	$(19,516)	$—

	Fair Value Measurements as of December 31, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,548	$980	$18,568	$—

Liabilities:
Interest rate derivatives	$(28,225)	$—	$(28,225)	$—

(1)As of June 30, 2021 and December 31, 2020, marketable securities included less than $0.1 million and $0.2 million of net unrealized gains, respectively. As of June 30, 2021, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the six months ended June 30, 2021 and during the year ended December 31, 2020, excluding the properties sold prior to June 30, 2021 and December 31, 2020, respectively:

	Fair Value Measurements as of June 30, 2021
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$18,091	$—	$—	$18,091	$431

	Fair Value Measurements as of December 31, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(3)(4)(5)	$27,184	$—	$—	$27,184	$11,544
(1)Excludes properties disposed of prior to June 30, 2021.
(2)The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the six months ended June 30, 2021 includes $18.1 million related to Erie Canal Centre.
(3)Excludes properties disposed of prior to December 31, 2020.
(4)The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2020 includes: (i) $14.0 million related to Northmall Centre; and (ii) $8.3 million related to The Pines Shopping Center.
(5)The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the year ended December 31, 2020 includes $4.9 million related to Spring Mall. The capitalization rate of 8.0% and discount rate of 8.0% which were utilized in the discounted cash flow analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the investment.

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

Additionally, variable lease payments associated with percentage rents are recognized once the required sales data is made available. The Company recognized $1.5 million and $1.1 million of income based on percentage rents for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $3.8 million and $3.0 million of income based on percentage rents for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

COVID-19
The global outbreak of COVID-19 and the public health measures that have been undertaken in response have had a significant adverse impact on the Company’s business, the Company’s tenants, the real estate market, the financial markets and the global economy. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, forced many of the Company’s tenants to temporarily close stores, reduce hours or significantly limit service, and resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020. Certain tenants experiencing economic difficulties during the COVID-19 pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements.

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

The following table presents the COVID-19 related deferrals and abatements granted for lease payments due during the three and six months ended June 30, 2021 and 2020. Lease payments presented consist of fixed contractual base rent and may include the reimbursement of certain property operating expenses.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Deferrals	Abatements	Deferrals	Abatements
Lease payments (lease modifications)	$324	$847	$744	$207
Lease payments (not lease modifications)	2,665	875	14,165	36
	$2,989	$1,722	$14,909	$243

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Deferrals	Abatements	Deferrals	Abatements
Lease payments (lease modifications)	$1,025	$1,584	$744	$207
Lease payments (not lease modifications)	8,850	2,973	14,165	36
	$9,875	$4,557	$14,909	$243
The following table presents the deferrals that were not lease modifications and were included in Receivables, net on the Company's Unaudited Condensed Consolidated Balance Sheets:

COVID-19 Deferred Receivable
Beginning balance, December 31, 2020	$15,359
Deferred lease payments (not lease modifications)	6,185
Deferred lease payments deemed uncollectible	(1,760)
Deferred lease payments received	(10,416)
Ending balance, March 31, 2021	9,368
Deferred lease payments (not lease modifications)	2,665
Deferred lease payments deemed uncollectible	425
Deferred lease payments received	(8,378)
Ending balance, June 30, 2021	$4,080

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes a lease liability and a right-of-use (“ROU”) asset based on the present value of future lease payments over the noncancellable lease term. As of June 30, 2021 the Company is not including any prospective renewal or termination options in its lease liabilities or ROU assets, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay its proportionate share of property operating expenses such as common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Statements of Operations Information	2021	2020	2021	2020
Operating lease costs	$1,428	$1,761	$3,046	$3,517
Short-term lease costs	—	9	1	19
Variable lease costs	88	105	203	234
Total lease costs	$1,516	$1,875	$3,250	$3,770

	Six Months Ended June 30,
Supplemental Statements of Cash Flows Information	2021	2020
Operating cash outflows from operating leases	$3,137	$3,527
ROU assets written off due to dispositions and lease modifications	(229)	(1,748)

Operating Lease Liabilities	As of June 30, 2021
Future minimum operating lease payments:
2021 (remaining six months)	$2,989
2022	5,986
2023	5,296
2024	5,203
2025	4,902
Thereafter	25,071
Total future minimum operating lease payments	49,447
Less: imputed interest	(13,507)
Operating lease liabilities	$35,940

Supplemental Balance Sheets Information	As of June 30, 2021	As of December 31, 2020
Operating lease liabilities(1)(2)	$35,940	$38,599
ROU assets(1)(3)	$31,416	$34,006
(1)As of June 30, 2021 and December 31, 2020, the weighted average remaining lease term was 12.7 years and 12.7 years, respectively, and the weighted average discount rate was 4.40% and 4.39%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2021, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In January 2020, the Company established an at-the-market equity offering program (the “ATM Program”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers and forward purchasers. As of June 30, 2021, no shares have been issued under the ATM Program, and as a result, $400.0 million of common stock remained available for issuance.

Share Repurchase Program
In January 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program, which expired on December 5, 2019. During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock. During the six months ended June 30, 2020, the Company repurchased 1.7 million shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred total commissions of less than $0.1 million in conjunction with the Program for the six months ended June 30, 2020. As of June 30, 2021, the Program had $375.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the six months ended June 30, 2021 and 2020, the Company withheld 0.3 million and 0.2 million shares of its common stock, respectively.

Dividends and Distributions
During the six months ended June 30, 2021, the Company declared common stock dividends and OP Unit distributions of $0.430 per share/unit. During the six months ended June 30, 2020, the Company declared common stock dividends and OP Unit distributions of $0.285 per share/unit. As of June 30, 2021 and December 31, 2020, the Company had declared but unpaid common stock dividends and OP Unit distributions of $66.3 million and $66.0 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 1.0 million and 0.7 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the six months ended June 30, 2021 and the year ended December 31, 2020, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 50.0% to 64.0% and 20.0% to 23.0%, respectively; (ii) a weighted average risk-free interest rate of 0.11% to 0.18% and 1.20% to 1.30%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 4.1% to 5.8% and 5.9% to 6.0%, respectively.

During the three months ended June 30, 2021 and 2020, the Company recognized $4.5 million and $2.2 million of equity compensation expense, respectively, of which $0.3 million and $0.2 million was capitalized, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $7.3 million and $5.0 million of equity compensation expense, respectively, of which $0.5 million and $0.4 million was capitalized, respectively.

These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2021, the Company had $27.3 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Computation of Basic Earnings Per Share:
Net income	$90,428	$9,044	$142,799	$68,825
Non-forfeitable dividends on unvested restricted shares	(293)	(27)	(434)	(232)
Net income attributable to the Company’s common stockholders for basic earnings per share	$90,135	$9,017	$142,365	$68,593

Weighted average number shares outstanding – basic	297,216	296,546	297,196	297,194

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.30	$0.03	$0.48	$0.23

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$90,135	$9,017	$142,365	$68,593

Weighted average shares outstanding – basic	297,216	296,546	297,196	297,194
Effect of dilutive securities:
Equity awards	1,061	227	1,026	291
Weighted average shares outstanding – diluted	298,277	296,773	298,222	297,485

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.30	$0.03	$0.48	$0.23

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Computation of Basic Earnings Per Unit:
Net income	$90,428	$9,044	$142,799	$68,825
Non-forfeitable dividends on unvested restricted units	(293)	(27)	(434)	(232)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$90,135	$9,017	$142,365	$68,593

Weighted average number common units outstanding – basic	297,216	296,546	297,196	297,194

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.30	$0.03	$0.48	$0.23

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$90,135	$9,017	$142,365	$68,593

Weighted average common units outstanding – basic	297,216	296,546	297,196	297,194
Effect of dilutive securities:
Equity awards	1,061	227	1,026	291
Weighted average common units outstanding – diluted	298,277	296,773	298,222	297,485

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.30	$0.03	$0.48	$0.23

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

As previously disclosed, on August 1, 2019, the Company finalized a settlement with the SEC with respect to matters initially disclosed on February 8, 2016 relating to a review conducted by the Audit Committee of the Company’s Board of Directors into certain accounting matters and the related conduct of certain former Company executives. Also as previously disclosed, the U.S. Attorney’s Office for the Southern District of New York has indicated that it is no longer pursuing actions relating to these matters with respect to the Company’s former employees. In July 2021, the SEC dismissed its pending civil action against two former employees relating to these matters and indicated that it would not seek further sanctions against two other former employees who had previously consented to judgments. The Company believes that no additional governmental proceedings relating to these matters will be brought against the Company.

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s property or disposed of by the Company or its tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s financial condition, operating results or cash flows. During the three and six months ended June 30, 2021 and 2020, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets.

As of June 30, 2021 and December 31, 2020, there were no material receivables from or payables to related parties. During the three and six months ended June 30, 2021 and 2020, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2021 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2021 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2021, our portfolio was comprised of 389 shopping centers (the “Portfolio”) totaling approximately 68 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of June 30, 2021, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Dollar Tree Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2020, and intends to satisfy such requirements for subsequent taxable years.

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

See “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q for the factors that could affect our rental income and/or property operating expenses. As discussed below, the COVID-19 pandemic has had, and is expected to continue to have, a significant impact on our business.

Impacts on Business from COVID-19
The global outbreak of the novel strain of coronavirus (“COVID-19”) and the public health measures that have been undertaken in response have had a significant adverse impact on our business, our tenants, the real estate market, the financial markets and the global economy. The effects of COVID-19, including related government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines, forced many of our tenants to temporarily close stores, reduce hours or significantly limit service, and resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end and to what extent certain restrictions, though currently lifted, may later be reinstated, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. The degree to which COVID-19 impacts our operating results in the future will depend on the factors discussed in “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Approximately 70% of our shopping centers are anchored by grocery stores. Grocery stores and other essential tenants remained open throughout the pandemic and many have experienced stable or increased sales, which has helped and we believe will continue to help to partially mitigate the adverse impact of COVID-19 on our business. As of July 27, 2021, we have collected 93% of second, third and fourth quarter 2020 base rent, 95% of first quarter 2021 base rent, and 97% of second quarter 2021 base rent. Certain tenants experiencing economic difficulties during the pandemic have sought rent relief from us, which has been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Rent deferrals have significantly increased our Receivables, net. We are in ongoing discussions with our tenants regarding rent that has not yet been collected or addressed through executed deferral or abatement agreements.

Leasing Highlights
As of June 30, 2021, billed and leased occupancy were 88.1% and 91.1%, respectively, as compared to 88.9% and 92.1%, respectively, as of June 30, 2020.

The following table summarizes our executed leasing activity for the three months ended June 30, 2021 and 2020 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended June 30, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	396	2,275,255	$16.45	$4.75	$2.06	10.0%
New and renewal leases	361	1,566,061	19.18	6.91	2.99	10.7%
New leases	163	700,175	19.48	14.44	6.45	19.8%
Renewal leases	198	865,886	18.94	0.81	0.20	7.3%
Option leases	35	709,194	10.41	—	—	8.0%

For the Three Months Ended June 30, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	283	1,841,519	$13.49	$2.83	$1.01	6.5%
New and renewal leases	241	1,275,855	14.27	4.09	1.45	5.9%
New leases	75	425,561	13.74	11.04	4.24	19.4%
Renewal leases	166	850,294	14.53	0.61	0.06	3.3%
Option leases	42	565,664	11.75	—	—	7.8%
(1)    Based on comparable leases only, which consist of new leases signed on units that were occupied within the prior 12 months and renewal or option leases signed with the same tenant in all or a portion of the same location or that include the expansion into space that was occupied within the prior 12 months.
Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

The following table summarizes our executed leasing activity for the six months ended June 30, 2021 and 2020 (dollars in thousands, except for per PSF amounts):

For the Six Months Ended June 30, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	788	4,405,303	$16.57	$4.68	$1.84	8.3%
New and renewal leases	716	2,975,631	18.99	6.92	2.72	8.9%
New leases	303	1,354,680	18.31	14.41	5.83	20.0%
Renewal leases	413	1,620,951	19.56	0.67	0.13	5.4%
Option leases	72	1,429,672	11.53	—	—	6.8%

For the Six Months Ended June 30, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	617	4,188,834	$13.66	$3.74	$1.14	8.1%
New and renewal leases	518	2,686,485	14.88	5.80	1.77	8.2%
New leases	178	1,012,215	14.96	14.19	4.59	22.2%
Renewal leases	340	1,674,270	14.84	0.73	0.07	4.5%
Option leases	99	1,502,349	11.46	0.07	—	7.8%
(1)    Based on comparable leases only, which consist of new leases signed on units that were occupied within the prior 12 months and renewal or option leases signed with the same tenant in all or a portion of the same location or that include the expansion into space that was occupied within the prior 12 months.
Excludes leases executed for terms of less than one year.
ABR PSF includes the GLA of lessee-owned leasehold improvements.

Acquisition Activity
•During the six months ended June 30, 2021, we acquired two shopping centers, one outparcel and two land parcels for an aggregate purchase price of $66.7 million, including transaction costs and closing credits.

•During the six months ended June 30, 2020, we acquired one land parcel for $2.0 million, including transaction costs.

Disposition Activity
•During the six months ended June 30, 2021, we disposed of six shopping centers and nine partial shopping centers for aggregate net proceeds of $99.7 million resulting in aggregate gain of $38.3 million and aggregate impairment of $1.5 million. In addition, during the six months ended June 30, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

•During the six months ended June 30, 2020, we disposed of five shopping centers and two partial shopping centers for aggregate net proceeds of $45.7 million resulting in aggregate gain of $8.2 million and aggregate impairment of less than $0.1 million. In addition, during the six months ended June 30, 2020, we received aggregate net proceeds of $0.9 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.4 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020
Revenues (in thousands)

	Three Months Ended June 30,
	2021	2020	$ Change
Revenues
Rental income	$286,933	$247,434	$39,499
Other revenues	91	186	(95)
Total revenues	$287,024	$247,620	$39,404

Rental income
The increase in rental income for the three months ended June 30, 2021 of $39.5 million, as compared to the corresponding period in 2020, was due to a $41.9 million increase for assets owned for the full period, partially offset by a $2.4 million decrease in rental income due to net disposition activity. The increase for assets owned for the full period was due to (i) a $29.3 million decrease in revenues deemed uncollectible; (ii) a $9.8 million increase in straight-line rental income, net; (iii) a $2.3 million increase in lease termination fees; (iv) a $1.1 million increase in expense reimbursements; (v) a $1.0 million increase in ancillary and other rental income; (vi) a $0.4 million increase in percentage rents; and (vii) a $0.2 million increase in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; partially offset by (viii) a $2.2 million decrease in base rent. The decrease in revenues deemed uncollectible was primarily attributable to the impact of COVID-19 reserves in 2020 and recoveries of previously reserved amounts in 2021. The increase in straight-line rental income, net was primarily attributable to the impact of COVID-19 reserves in 2020. The $2.2 million decrease in base rent for the remaining portfolio was primarily due to COVID-19 rent deferrals accounted for as lease modifications and rent abatements and a decrease in weighted average billed occupancy, partially offset by contractual rent increases and positive rent spreads for new and renewal leases and option exercises of 8.3% during the six months ended June 30, 2021 and 7.2% during the year ended December 31, 2020.

Other revenues
The decrease in other revenues for the three months ended June 30, 2021 of $0.1 million, as compared to the corresponding period in 2020, was primarily due to a decrease in energy-efficient lighting rebate income.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2021	2020	$ Change
Operating expenses
Operating costs	$28,755	$25,136	$3,619
Real estate taxes	42,257	41,808	449
Depreciation and amortization	81,212	80,829	383
Impairment of real estate assets	431	5,962	(5,531)
General and administrative	26,461	24,436	2,025
Total operating expenses	$179,116	$178,171	$945

Operating costs
The increase in operating costs for the three months ended June 30, 2021 of $3.6 million, as compared to the corresponding period in 2020, was primarily due to a $3.8 million increase for assets owned for the full period, primarily due to an increase in repair and maintenance, insurance and utility costs, partially offset by a $0.2 million decrease in operating costs due to net disposition activity.

Real estate taxes
The increase in real estate taxes for the three months ended June 30, 2021 of $0.4 million, as compared to the corresponding period in 2020, was primarily due to a $1.4 million increase for assets owned for the full period, primarily due to a decrease in favorable adjustments of prior year assessments, partially offset by a $1.0 million decrease in real estate taxes due to net disposition activity.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended June 30, 2021 of $0.4 million, as compared to the corresponding period in 2020, was primarily due to a $0.9 million increase for assets owned for the full period, primarily related to value-enhancing reinvestment capital expenditures and accelerated depreciation and amortization due to tenant write-offs, partially offset by a decrease in depreciation and amortization related to acquired in-place lease intangibles and a $0.5 million decrease in depreciation and amortization due to net disposition activity.

Impairment of real estate assets
During the three months ended June 30, 2021, aggregate impairment of $0.4 million was recognized on one operating property. During the three months ended June 30, 2020, aggregate impairment of $6.0 million was recognized on two operating properties. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended June 30, 2021 of $2.0 million, as compared to the corresponding period in 2020, was primarily due to an increase in net compensation costs, partially offset by a decrease in litigation and other non-routine legal expenses.

During the three months ended June 30, 2021 and 2020, construction compensation costs of $4.2 million and $3.6 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.3 million and $0.1 million, respectively and leasing commission costs of $1.6 million and $1.2 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2021	2020	$ Change
Other income (expense)
Dividends and interest	$104	$102	$2
Interest expense	(49,689)	(49,852)	163
Gain on sale of real estate assets	32,603	692	31,911
Loss on extinguishment of debt, net	(32)	(10,386)	10,354
Other	(466)	(961)	495
Total other expense	$(17,480)	$(60,405)	$42,925

Dividends and interest
Dividends and interest remained generally consistent for the three months ended June 30, 2021 as compared to the corresponding period in 2020.

Interest expense
Interest expense remained generally consistent for the three months ended June 30, 2021 as compared to the corresponding period in 2020.

Gain on sale of real estate assets
During the three months ended June 30, 2021, two shopping centers and five partial shopping centers were disposed of resulting in aggregate gain of $32.6 million. In addition, during the three months ended June 30, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million. During the three months ended June 30, 2020, two shopping centers were disposed of resulting in aggregate gain of $0.7 million.

Loss on extinguishment of debt, net
During the three months ended June 30, 2020, we repurchased $182.5 million of our 3.875% Senior Notes due 2022 through a tender offer, resulting in a $10.4 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $9.5 million of prepayment fees and $0.9 million of accelerated unamortized debt issuance costs and debt discounts.

Other
The decrease in other expense for the three months ended June 30, 2021 of $0.5 million, as compared to the corresponding period in 2020, was primarily due to a decrease in transaction expenses.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020
Revenues (in thousands)

	Six Months Ended June 30,
	2021	2020	$ Change
Revenues
Rental income	$563,394	$527,836	$35,558
Other revenues	3,376	2,085	1,291
Total revenues	$566,770	$529,921	$36,849

Rental income
The increase in rental income for the six months ended June 30, 2021 of $35.6 million, as compared to the corresponding period in 2020, was due to a $41.1 million increase for assets owned for the full period, partially offset by a $5.5 million decrease in rental income due to net disposition activity. The increase for assets owned for the full period was due to (i) a $31.0 million decrease in revenues deemed uncollectible; (ii) a $14.2 million increase in straight-line rental income, net; (iii) a $2.2 million increase in lease termination fees; (iv) a $1.2 million increase in ancillary and other rental income; (v) a $0.8 million increase in percentage rents; and (vi) a $0.7 million increase in expense reimbursements; partially offset by (vii) a $7.0 million decrease in base rent; and (viii) a $2.0 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The decrease in revenues deemed uncollectible was primarily attributable to the impact of COVID-19 reserves in 2020 and recoveries of previously reserved amounts in 2021. The increase in straight-line rental income, net was primarily attributable to the impact of COVID-19 reserves in 2020. The $7.0 million decrease in base rent for the remaining portfolio was primarily due to COVID-19 rent deferrals accounted for as lease modifications and rent abatements and a decrease in weighted average billed occupancy, partially offset by contractual rent increases and positive rent spreads for new and renewal leases and option exercises of 8.3% during the six months ended June 30, 2021 and 7.2% during the year ended December 31, 2020.

Other revenues
The increase in other revenues for the six months ended June 30, 2021 of $1.3 million, as compared to the corresponding period in 2020, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2021	2020	$ Change
Operating expenses
Operating costs	$60,140	$55,492	$4,648
Real estate taxes	85,145	84,672	473
Depreciation and amortization	164,632	163,846	786
Impairment of real estate assets	1,898	10,560	(8,662)
General and administrative	51,106	47,033	4,073
Total operating expenses	$362,921	$361,603	$1,318

Operating costs
The increase in operating costs for the six months ended June 30, 2021 of $4.6 million, as compared to the corresponding period in 2020, was primarily due to a $5.2 million increase for assets owned for the full period, primarily due to an increase in repair and maintenance, insurance and utility costs, partially offset by a $0.6 million decrease in operating costs due to net disposition activity.

Real estate taxes
The increase in real estate taxes for the six months ended June 30, 2021 of $0.5 million, as compared to the corresponding period in 2020, was primarily due to a $2.0 million increase for assets owned for the full period, primarily due to a decrease in favorable adjustments of prior year assessments, partially offset by a $1.5 million decrease in real estate taxes due to net disposition activity.

Depreciation and amortization
The increase in depreciation and amortization for the six months ended June 30, 2021 of $0.8 million, as compared to the corresponding period in 2020, was primarily due to a $2.6 million increase for assets owned for the full period, primarily related to value-enhancing reinvestment capital expenditures and accelerated depreciation and amortization due to tenant write-offs, partially offset by a decrease in depreciation and amortization related to acquired in-place lease intangibles and a $1.8 million decrease in depreciation and amortization due to net disposition activity.

Impairment of real estate assets
During the six months ended June 30, 2021, aggregate impairment of $1.9 million was recognized on one shopping center as a result of disposition activity and one operating property. During the six months ended June 30, 2020, aggregate impairment of $10.6 million was recognized on one partial shopping center as a result of disposition activity and three operating properties. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the six months ended June 30, 2021 of $4.1 million, as compared to the corresponding period in 2020, was primarily due to an increase in net compensation costs and legal expenses.

During the six months ended June 30, 2021 and 2020, construction compensation costs of $7.9 million and $7.1 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.8 million and $0.1 million, respectively and leasing commission costs of $2.8 million and $2.6 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2021	2020	$ Change
Other income (expense)
Dividends and interest	$191	$226	$(35)
Interest expense	(98,683)	(97,206)	(1,477)
Gain on sale of real estate assets	38,367	9,597	28,770
Loss on extinguishment of debt, net	(1,229)	(10,391)	9,162
Other	304	(1,719)	2,023
Total other expense	$(61,050)	$(99,493)	$38,443

Dividends and interest
Dividends and interest remained generally consistent for the six months ended June 30, 2021 as compared to the corresponding period in 2020.

Interest expense
The increase in interest expense for the six months ended June 30, 2021 of $1.5 million, as compared to the corresponding period in 2020, was primarily due to a higher weighted average interest rate due to the refinancing of variable rate debt with fixed rate debt in 2020 and the termination of $250.0 million of interest rate swaps in 2021.

Gain on sale of real estate assets
During the six months ended June 30, 2021, five shopping centers and nine partial shopping centers were disposed of resulting in aggregate gain of $38.3 million. In addition, during the six months ended June 30, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million. During the six months ended June 30, 2020, five shopping centers and one partial shopping center were disposed of resulting in aggregate gain of $8.2 million. In addition, during the six months ended June 30, 2020, we received aggregate net proceeds of $0.9 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.4 million.

Loss on extinguishment of debt, net
During the six months ended June 30, 2021, we repaid $350.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended April 29, 2020 (the “Unsecured Credit Facility”), resulting in a $1.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the six months ended June 30, 2020, we repurchased $182.5 million of our 3.875% Senior Notes due 2022 through a tender offer and repaid our $7.0 million secured loan, resulting in a $10.4 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $9.7 million of prepayment fees and $0.7 million of accelerated unamortized debt issuance costs and debt discounts, net of premiums.

Other
The increase in other income for the six months ended June 30, 2021 of $2.0 million, as compared to the corresponding period in 2020, was primarily due to favorable tax adjustments and legal settlements in the current year and a decrease in transaction expenses.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of June 30, 2021, we had $1.2 billion of available liquidity under the Revolving Facility and $405.4 million in cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

As of June 30, 2021, our contractually scheduled debt maturities (excluding extension options) and interest payment obligations (excluding debt premiums and discounts and deferred financing costs) amount to $250.0 million and $188.6 million, respectively, over the next 12 months and $4.9 billion and $889.5 million, respectively, thereafter. As of June 30, 2021, the weighted average time to maturity is 5.2 years with respect to our scheduled debt maturities. These amounts do not assume the issuance of new debt upon maturity of existing debt. Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps) as of June 30, 2021. See Item 7A. “Quantitative and Qualitative Disclosures” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion of these and other factors that could impact interest payments.

As previously discussed under the header “Impacts on Business from COVID-19”, the COVID-19 pandemic has had, and may continue to have, an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from rent deferrals or abatements, tenant defaults, or decreases in rental rates or occupancy, would decrease the cash available for the capital uses described above, including the payment of dividends. Since we do not know the ultimate severity, scope or duration of the pandemic and the response thereto, and thus cannot predict the impact it will ultimately have on our tenants and on the debt and equity capital markets, we cannot estimate the impact it will have on our liquidity and capital resources.

In order to continue to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income, determined before the deduction for dividends paid and excluding net capital gains, to our stockholders on an annual basis. We intend to continue to satisfy this requirement and maintain our REIT status. Cash dividends paid to common stockholders for the six months ended June 30, 2021 and 2020 were $129.1 million and $170.3 million, respectively. In response to COVID-19, our Board of Directors suspended the dividend in the second and third quarters of 2020. In the fourth quarter of 2020, our Board of Directors resumed the dividend at a rate of $0.215 per common share. In April 2021, our Board of Directors declared a quarterly cash dividend of $0.215 per common share for the second quarter of 2021. The dividend was paid on July 15, 2021 to shareholders of record on July 6, 2021. In July 2021, our Board of Directors declared a quarterly cash dividend of $0.215 per common share for the third quarter of 2021. The dividend is payable on October 15, 2021 to shareholders of record on October 5, 2021. Our Board of Directors will evaluate the dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$274,862	$179,564
Net cash used in investing activities	(101,036)	(116,021)
Net cash provided by (used in) financing activities	(138,527)	234,925

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$274,862	$179,564
Net cash used in investing activities	(101,036)	(116,021)
Net cash provided by (used in) financing activities	(138,527)	224,927

Cash and cash equivalents and restricted cash for BPG were $405.4 million and $320.0 million as of June 30, 2021 and 2020, respectively. Cash and cash equivalents and restricted cash for the Operating Partnership were $395.4 million and $310.0 million as of June 30, 2021 and 2020, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the six months ended June 30, 2021, our net cash provided by operating activities increased $95.3 million as compared to the corresponding period in 2020. The increase was primarily due to (i) an increase from net working capital; (ii) an increase in same property net operating income; and (iii) an increase in lease termination fees; partially offset by (iv) a decrease in net operating income due to net disposition activity; (v) an increase in cash outflows for general and administrative expense; and (vi) an increase in cash outflows for interest expense.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment efforts.

During the six months ended June 30, 2021, our net cash used in investing activities decreased $15.0 million as compared to the corresponding period in 2020. The decrease was primarily due to (i) an increase of $53.1 million in net proceeds from sales of real estate assets; (ii) a decrease of $22.9 million in improvements to and investments in real estate assets; and (iii) a $3.7 million decrease in purchases of marketable securities, net of proceeds from sales; partially offset by (iv) an increase of $64.7 million in acquisitions of real estate assets.

Improvements to and investments in real estate assets
During the six months ended June 30, 2021 and 2020, we expended $135.3 million and $158.1 million, respectively, on improvements to and investments in real estate assets. In addition, during the six months ended June 30, 2021 and 2020, insurance proceeds of $2.8 million and $3.6 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of June 30, 2021, we had 56 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $432.9 million, of which $258.0 million had been incurred as of June 30, 2021. In addition, we have identified a pipeline of future reinvestment projects aggregating approximately $1.0 billion of potential capital investment which we expect to execute over the next several years. We expect to fund these projects with cash and cash equivalents, proceeds from sales of real estate assets, and/or available liquidity under the Revolving Facility.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the six months ended June 30, 2021, we acquired two shopping centers, one outparcel and two land parcels for an aggregate purchase price of $66.7 million, including transaction costs and closing credits. During the six months ended June 30, 2020, we acquired one land parcel for $2.0 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the six months ended June 30, 2021, we disposed of six shopping centers and nine partial shopping centers for aggregate net proceeds of $99.7 million. In addition, during the six months ended June 30, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets. During the six months ended June 30, 2020, we disposed of five shopping centers and two partial shopping centers for aggregate net proceeds of $45.7 million. In addition, during the six months ended June 30, 2020, we received aggregate net proceeds of $0.9 million from previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the six months ended June 30, 2021, our net cash provided by (used in) financing activities decreased $373.5 million as compared to the corresponding period in 2020. The decrease was primarily due to (i) a $448.5 million decrease in debt borrowings, net of repayments; partially offset by (ii) a $41.3 million decrease in distributions to our common stockholders; (iii) a $23.1 million decrease in repurchases of common stock; and (iv) a $10.6 million decrease in deferred financing and debt extinguishment costs. The decrease in debt borrowings is primarily related to amounts drawn on the Revolving Facility in the corresponding period in 2020 in order to bolster liquidity in response to COVID-19.

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

Our reconciliation of net income to NAREIT FFO for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$90,428	$9,044	$142,799	$68,825
Depreciation and amortization related to real estate	80,368	79,768	162,823	161,788
Gain on sale of real estate assets	(32,603)	(692)	(38,367)	(9,597)
Impairment of real estate assets	431	5,962	1,898	10,560
NAREIT FFO	$138,624	$94,082	$269,153	$231,576
NAREIT FFO per diluted share	$0.46	$0.32	$0.90	$0.78
Weighted average diluted shares outstanding	298,277	296,773	298,222	297,485

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

Comparison of the Three and Six Months Ended June 30, 2021 to the Three and Six Months Ended June 30, 2020

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Number of properties	376	376	—	374	374	—
Percent billed	88.0%	89.0%	(1.0%)	88.0%	89.2%	(1.2%)
Percent leased	91.1%	92.2%	(1.1%)	91.2%	92.3%	(1.1%)

Revenues
Rental income	$268,703	$239,153	$29,550	$528,150	$501,279	$26,871
Other revenues	91	186	(95)	3,376	2,064	1,312
	268,794	239,339	29,455	531,526	503,343	28,183
Operating expenses
Operating costs	(27,748)	(24,077)	(3,671)	(57,498)	(52,383)	(5,115)
Real estate taxes	(41,059)	(39,611)	(1,448)	(81,942)	(79,856)	(2,086)
	(68,807)	(63,688)	(5,119)	(139,440)	(132,239)	(7,201)
Same property NOI	$199,987	$175,651	$24,336	$392,086	$371,104	$20,982

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$90,428	$9,044	$142,799	$68,825
Adjustments:
Non-same property NOI	(5,222)	(6,586)	(14,002)	(17,627)
Lease termination fees	(4,073)	(1,746)	(5,457)	(3,134)
Straight-line rental income, net	(3,404)	6,422	(5,676)	8,559
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(3,368)	(3,150)	(4,352)	(6,521)
Straight-line ground rent expense	42	35	88	70
Depreciation and amortization	81,212	80,829	164,632	163,846
Impairment of real estate assets	431	5,962	1,898	10,560
General and administrative	26,461	24,436	51,106	47,033
Total other expense	17,480	60,405	61,050	99,493
Same property NOI	$199,987	$175,651	$392,086	$371,104

Inflation
Prior to 2021, inflation had been low and had a minimal impact on the operating performance of our shopping centers; however, inflation has increased in 2021 and may continue to be elevated in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property-level costs resulting from inflation. In addition, we believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 9, 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program, which expired on December 5, 2019. During the three months ended June 30, 2021, the Company did not repurchase any shares of its common stock. As of June 30, 2021, the Program had $375.0 million of available repurchase capacity.

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

BRIXMOR PROPERTY GROUP INC.

Date: August 2, 2021	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 2, 2021	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2021	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: August 2, 2021	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 2, 2021	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2021	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)