Form 10-Q
period 2021-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2021-11-01
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 1, 2021, Brixmor Property Group Inc. had 296,988,445 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of September 30, 2021, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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

Currently, one of the most significant factors that could cause actual outcomes or results to differ materially from those indicated in these statements is the adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on the financial condition, operating results and cash flows of the Company, the Company’s tenants, the real estate market, the financial markets and the global economy. The COVID-19 pandemic has impacted us and our tenants significantly, and the extent to which it continues to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, and their effectiveness against emerging variants of COVID-19, such as the Delta variant, the direct and indirect economic effects of the pandemic and containment measures, and potential sustained changes in consumer behavior, among others.

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
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2021	December 31, 2020
Assets
Real estate
Land	$1,736,876	$1,740,263
Buildings and improvements	8,507,220	8,423,298
	10,244,096	10,163,561
Accumulated depreciation and amortization	(2,785,227)	(2,659,448)
Real estate, net	7,458,869	7,504,113

Cash and cash equivalents	397,198	368,675
Restricted cash	7,166	1,412
Marketable securities	20,769	19,548
Receivables, net	229,421	240,323
Deferred charges and prepaid expenses, net	147,014	139,260
Real estate assets held for sale	42,011	18,014
Other assets	48,665	50,802
Total assets	$8,351,113	$8,342,147

Liabilities
Debt obligations, net	$5,163,375	$5,167,330
Accounts payable, accrued expenses and other liabilities	495,229	494,116
Total liabilities	5,658,604	5,661,446

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 306,115,437 and 305,621,403 shares issued and 296,988,445 and 296,494,411 shares outstanding	2,970	2,965
Additional paid-in capital	3,220,183	3,213,990
Accumulated other comprehensive loss	(17,588)	(28,058)
Distributions in excess of net income	(513,056)	(508,196)
Total equity	2,692,509	2,680,701
Total liabilities and equity	$8,351,113	$8,342,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

W

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$290,013	$253,799	$853,407	$781,635
Other revenues	173	136	3,549	2,221
Total revenues	290,186	253,935	856,956	783,856

Operating expenses
Operating costs	32,774	24,794	92,914	80,286
Real estate taxes	39,763	42,124	124,908	126,796
Depreciation and amortization	81,724	87,488	246,356	251,334
Impairment of real estate assets	—	5,746	1,898	16,306
General and administrative	25,309	27,748	76,415	74,781
Total operating expenses	179,570	187,900	542,491	549,503

Other income (expense)
Dividends and interest	51	109	242	335
Interest expense	(48,918)	(50,991)	(147,601)	(148,197)
Gain on sale of real estate assets	11,122	13,621	49,489	23,218
Loss on extinguishment of debt, net	(27,116)	(50)	(28,345)	(10,441)
Other	390	(780)	694	(2,499)
Total other expense	(64,471)	(38,091)	(125,521)	(137,584)

Net income	$46,145	$27,944	$188,944	$96,769

Net income per common share:
Basic	$0.15	$0.09	$0.63	$0.32
Diluted	$0.15	$0.09	$0.63	$0.32
Weighted average shares:
Basic	297,188	296,562	297,165	296,982
Diluted	298,269	296,862	298,209	297,317
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$46,145	$27,944	$188,944	$96,769
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	2,141	2,928	10,639	(21,785)
Change in unrealized gain (loss) on marketable securities	(16)	(64)	(169)	131
Total other comprehensive income (loss)	2,125	2,864	10,470	(21,654)
Comprehensive income	$48,270	$30,808	$199,414	$75,115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2020	297,857	$2,979	$3,230,625	$(9,543)	$(480,204)	$2,743,857
Common stock dividends ($0.285 per common share)	—	—	—	—	(85,018)	(85,018)
Equity based compensation expense	—	—	2,842	—	—	2,842
Other comprehensive loss	—	—	—	(23,699)	—	(23,699)
Issuance of common stock	242	2	—	—	—	2
Repurchases of common stock	(1,650)	(17)	(24,990)	—	—	(25,007)
Share-based awards retained for taxes	—	—	(3,405)	—	—	(3,405)
Net income	—	—	—	—	59,781	59,781
Ending balance, March 31, 2020	296,449	2,964	3,205,072	(33,242)	(505,441)	2,669,353
Common stock dividends	—	—	—	—	(3)	(3)
Equity based compensation expense	—	—	2,162	—	—	2,162
Other comprehensive loss	—	—	—	(819)	—	(819)
Issuance of common stock	32	1	—	—	—	1
Share-based awards retained for taxes	—	—	(118)	—	—	(118)
Net income	—	—	—	—	9,044	9,044
Ending balance, June 30, 2020	296,481	2,965	3,207,116	(34,061)	(496,400)	2,679,620
Equity based compensation expense	—	—	3,468	—	—	3,468
Other comprehensive income	—	—	—	2,864	—	2,864
Issuance of common stock	1	—	—	—	—	—
Share-based awards retained for taxes	—	—	(5)	—	—	(5)
Net income	—	—	—	—	27,944	27,944
Ending balance, September 30, 2020	296,482	$2,965	$3,210,579	$(31,197)	$(468,456)	$2,713,891

Beginning balance, January 1, 2021	296,494	$2,965	$3,213,990	$(28,058)	$(508,196)	$2,680,701
Common stock dividends ($0.215 per common share)	—	—	—	—	(65,120)	(65,120)
Equity based compensation expense	—	—	2,792	—	—	2,792
Other comprehensive income	—	—	—	5,572	—	5,572
Issuance of common stock	452	4	(4)	—	—	—
Share-based awards retained for taxes	—	—	(5,113)	—	—	(5,113)
Net income	—	—	—	—	52,371	52,371
Ending balance, March 31, 2021	296,946	2,969	3,211,665	(22,486)	(520,945)	2,671,203
Common stock dividends ($0.215 per common share)	—	—	—	—	(64,344)	(64,344)
Equity based compensation expense	—	—	4,543	—	—	4,543
Other comprehensive income	—	—	—	2,773	—	2,773
Issuance of common stock	32	1	(1)	—	—	—
Share-based awards retained for taxes	—	—	(259)	—	—	(259)
Net income	—	—	—	—	90,428	90,428
Ending balance, June 30, 2021	296,978	2,970	3,215,948	(19,713)	(494,861)	2,704,344
Common stock dividends ($0.215 per common share)	—	—	—	—	(64,340)	(64,340)
Equity based compensation expense	—	—	4,331	—	—	4,331
Other comprehensive income	—	—	—	2,125	—	2,125
Issuance of common stock	10	—	—	—	—	—
Share-based awards retained for taxes	—	—	(96)	—	—	(96)
Net income	—	—	—	—	46,145	46,145
Ending balance, September 30, 2021	296,988	$2,970	$3,220,183	$(17,588)	$(513,056)	$2,692,509
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$188,944	$96,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,356	251,334
Accretion of debt premium and discount, net	(2,146)	(424)
Deferred financing cost amortization	5,638	5,550
Accretion of above- and below-market leases, net	(9,931)	(12,351)
Tenant inducement amortization and other	3,999	2,696
Impairment of real estate assets	1,898	16,306
Gain on sale of real estate assets	(49,489)	(23,218)
Equity based compensation	10,818	7,807
Loss on extinguishment of debt, net	28,345	10,441
Changes in operating assets and liabilities:
Receivables, net	8,964	(15,907)
Deferred charges and prepaid expenses	(26,784)	(22,797)
Other assets	(268)	(298)
Accounts payable, accrued expenses and other liabilities	18,536	7,724
Net cash provided by operating activities	424,880	323,632

Investing activities:
Improvements to and investments in real estate assets	(212,374)	(217,940)
Acquisitions of real estate assets	(66,716)	(3,425)
Proceeds from sales of real estate assets	124,437	82,922
Purchase of marketable securities	(16,906)	(19,944)
Proceeds from sale of marketable securities	15,446	18,133
Net cash used in investing activities	(156,113)	(140,254)

Financing activities:
Repayment of secured debt obligations	—	(7,000)
Repayment of borrowings under unsecured revolving credit facility	—	(653,000)
Proceeds from borrowings under unsecured revolving credit facility	—	646,000
Proceeds from unsecured notes	847,735	820,396
Repayment of borrowings under unsecured term loans and notes	(850,000)	(183,151)
Deferred financing and debt extinguishment costs	(33,577)	(17,994)
Distributions to common stockholders	(193,180)	(170,397)
Repurchases of common shares	—	(25,007)
Repurchases of common shares in conjunction with equity award plans	(5,468)	(3,528)
Net cash provided by (used in) financing activities	(234,490)	406,319

Net change in cash, cash equivalents and restricted cash	34,277	589,697
Cash, cash equivalents and restricted cash at beginning of period	370,087	21,523
Cash, cash equivalents and restricted cash at end of period	$404,364	$611,220

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$397,198	$609,812
Restricted cash	7,166	1,408
Cash, cash equivalents and restricted cash at end of period	$404,364	$611,220

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,836 and $3,333	$145,358	$135,006
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2021	December 31, 2020
Assets
Real estate
Land	$1,736,876	$1,740,263
Buildings and improvements	8,507,220	8,423,298
	10,244,096	10,163,561
Accumulated depreciation and amortization	(2,785,227)	(2,659,448)
Real estate, net	7,458,869	7,504,113

Cash and cash equivalents	387,185	358,661
Restricted cash	7,166	1,412
Marketable securities	20,769	19,548
Receivables, net	229,421	240,323
Deferred charges and prepaid expenses, net	147,014	139,260
Real estate assets held for sale	42,011	18,014
Other assets	48,665	50,802
Total assets	$8,341,100	$8,332,133

Liabilities
Debt obligations, net	$5,163,375	$5,167,330
Accounts payable, accrued expenses and other liabilities	495,229	494,116
Total liabilities	5,658,604	5,661,446

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 306,115,437 and 305,621,403 units issued and 296,988,445 and 296,494,411 units outstanding	2,700,085	2,698,746
Accumulated other comprehensive loss	(17,589)	(28,059)
Total capital	2,682,496	2,670,687
Total liabilities and capital	$8,341,100	$8,332,133
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$290,013	$253,799	$853,407	$781,635
Other revenues	173	136	3,549	2,221
Total revenues	290,186	253,935	856,956	783,856

Operating expenses
Operating costs	32,774	24,794	92,914	80,286
Real estate taxes	39,763	42,124	124,908	126,796
Depreciation and amortization	81,724	87,488	246,356	251,334
Impairment of real estate assets	—	5,746	1,898	16,306
General and administrative	25,309	27,748	76,415	74,781
Total operating expenses	179,570	187,900	542,491	549,503

Other income (expense)
Dividends and interest	51	109	242	335
Interest expense	(48,918)	(50,991)	(147,601)	(148,197)
Gain on sale of real estate assets	11,122	13,621	49,489	23,218
Loss on extinguishment of debt, net	(27,116)	(50)	(28,345)	(10,441)
Other	390	(780)	694	(2,499)
Total other expense	(64,471)	(38,091)	(125,521)	(137,584)

Net income	$46,145	$27,944	$188,944	$96,769

Net income per common unit:
Basic	$0.15	$0.09	$0.63	$0.32
Diluted	$0.15	$0.09	$0.63	$0.32
Weighted average units:
Basic	297,188	296,562	297,165	296,982
Diluted	298,269	296,862	298,209	297,317
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$46,145	$27,944	$188,944	$96,769
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	2,141	2,928	10,639	(21,785)
Change in unrealized gain (loss) on marketable securities	(16)	(64)	(169)	131
Total other comprehensive income (loss)	2,125	2,864	10,470	(21,654)
Comprehensive income	$48,270	$30,808	$199,414	$75,115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Loss	Total
Beginning balance, January 1, 2020	$2,753,385	$(9,544)	$2,743,841
Distributions to partners	(85,017)	—	(85,017)
Equity based compensation expense	2,842	—	2,842
Other comprehensive loss	—	(23,699)	(23,699)
Issuance of OP Units	2	—	2
Repurchases of OP Units	(25,007)	—	(25,007)
Share-based awards retained for taxes	(3,405)	—	(3,405)
Net income	59,781	—	59,781
Ending balance, March 31, 2020	2,702,581	(33,243)	2,669,338
Distributions to partners	(10,002)	—	(10,002)
Equity based compensation expense	2,162	—	2,162
Other comprehensive loss	—	(819)	(819)
Issuance of OP Units	1	—	1
Share-based awards retained for taxes	(118)	—	(118)
Net income	9,044	—	9,044
Ending balance, June 30, 2020	2,703,668	(34,062)	2,669,606
Equity based compensation expense	3,468	—	3,468
Other comprehensive income	—	2,864	2,864
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(5)	—	(5)
Net income	27,944	—	27,944
Ending balance, September 30, 2020	$2,735,075	$(31,198)	$2,703,877

Beginning balance, January 1, 2021	$2,698,746	$(28,059)	$2,670,687
Distributions to partners	(65,120)	—	(65,120)
Equity based compensation expense	2,792	—	2,792
Other comprehensive income	—	5,572	5,572
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(5,113)	—	(5,113)
Net income	52,371	—	52,371
Ending balance, March 31, 2021	2,683,676	(22,487)	2,661,189
Distributions to partners	(64,344)	—	(64,344)
Equity based compensation expense	4,543	—	4,543
Other comprehensive income	—	2,773	2,773
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(259)	—	(259)
Net income	90,428	—	90,428
Ending balance, June 30, 2021	2,714,044	(19,714)	2,694,330
Distributions to partners	(64,339)	—	(64,339)
Equity based compensation expense	4,331	—	4,331
Other comprehensive income	—	2,125	2,125
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(96)	—	(96)
Net income	46,145	—	46,145
Ending balance, September 30, 2021	$2,700,085	$(17,589)	$2,682,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$188,944	$96,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,356	251,334
Accretion of debt premium and discount, net	(2,146)	(424)
Deferred financing cost amortization	5,638	5,550
Accretion of above- and below-market leases, net	(9,931)	(12,351)
Tenant inducement amortization and other	3,999	2,696
Impairment of real estate assets	1,898	16,306
Gain on sale of real estate assets	(49,489)	(23,218)
Equity based compensation	10,818	7,807
Loss on extinguishment of debt, net	28,345	10,441
Changes in operating assets and liabilities:
Receivables, net	8,964	(15,907)
Deferred charges and prepaid expenses	(26,784)	(22,797)
Other assets	(268)	(298)
Accounts payable, accrued expenses and other liabilities	18,536	7,724
Net cash provided by operating activities	424,880	323,632

Investing activities:
Improvements to and investments in real estate assets	(212,374)	(217,940)
Acquisitions of real estate assets	(66,716)	(3,425)
Proceeds from sales of real estate assets	124,437	82,922
Purchase of marketable securities	(16,906)	(19,944)
Proceeds from sale of marketable securities	15,446	18,133
Net cash used in investing activities	(156,113)	(140,254)

Financing activities:
Repayment of secured debt obligations	—	(7,000)
Repayment of borrowings under unsecured revolving credit facility	—	(653,000)
Proceeds from borrowings under unsecured revolving credit facility	—	646,000
Proceeds from unsecured notes	847,735	820,396
Repayment of borrowings under unsecured term loans and notes	(850,000)	(183,151)
Deferred financing and debt extinguishment costs	(33,577)	(17,994)
Partner distributions and repurchases of OP Units	(198,647)	(208,930)
Net cash provided by (used in) financing activities	(234,489)	396,321

Net change in cash, cash equivalents and restricted cash	34,278	579,699
Cash, cash equivalents and restricted cash at beginning of period	360,073	21,507
Cash, cash equivalents and restricted cash at end of period	$394,351	$601,206

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$387,185	$599,798
Restricted cash	7,166	1,408
Cash, cash equivalents and restricted cash at end of period	$394,351	$601,206

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,836 and $3,333	$145,358	$135,006
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) believes it owns and operates one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of September 30, 2021, the Company’s portfolio was comprised of 386 shopping centers (the “Portfolio”) totaling approximately 68 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2021 and December 31, 2020. Open tax years generally range from 2018 through 2020 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

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

2. Acquisition of Real Estate
During the nine months ended September 30, 2021, the Company acquired the following assets, in separate transactions:

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

During the nine months ended September 30, 2020, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land adjacent to Shops at Palm Lakes	Miami Gardens, FL	Feb-20	N/A	$2,020
Land adjacent to College Plaza	Selden, NY	Jul-20	N/A	1,405
			N/A	$3,425
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $0.1 million of transaction costs.

The aggregate purchase price of the assets acquired during the nine months ended September 30, 2021 and 2020, respectively, has been allocated as follows:

	Nine Months Ended September 30,
Assets	2021	2020
Land	$17,669	$3,425
Buildings	38,082	—
Building and tenant improvements	7,128	—
Above-market leases(1)	149	—
In-place leases(2)	5,523	—
Total assets acquired	$68,551	$3,425

Liabilities
Below-market leases(3)	$1,835	$—
Total liabilities	1,835	—
Net assets acquired	$66,716	$3,425
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the nine months ended September 30, 2021 was 5.1 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the nine months ended September 30, 2021 was 10.3 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the nine months ended September 30, 2021 was 19.7 years.

3. Dispositions and Assets Held for Sale
During the three months ended September 30, 2021, the Company disposed of three shopping centers, five partial shopping centers and one land parcel for aggregate net proceeds of $24.7 million resulting in aggregate gain of $11.1 million. During the nine months ended September 30, 2021, the Company disposed of nine shopping centers, 14 partial shopping centers and one land parcel for aggregate net proceeds of $124.4 million resulting in aggregate gain of $49.5 million and aggregate impairment of $1.5 million. In addition, during the nine months ended September 30, 2021, the Company received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

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

As of September 30, 2021, the Company had three properties and four partial properties held for sale. As of December 31, 2020, the Company had two properties and one partial property held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	September 30, 2021	December 31, 2020
Land	$8,767	$5,447
Buildings and improvements	50,315	16,481
Accumulated depreciation and amortization	(17,775)	(4,693)
Real estate, net	41,307	17,235
Other assets	704	779
Assets associated with real estate assets held for sale	$42,011	$18,014
There were no discontinued operations for the three and nine months ended September 30, 2021 and 2020 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2021	December 31, 2020
Land	$1,736,876	$1,740,263
Buildings and improvements:
Buildings and tenant improvements(1)	7,965,787	7,856,850
Lease intangibles(2)	541,433	566,448
	10,244,096	10,163,561
Accumulated depreciation and amortization(3)	(2,785,227)	(2,659,448)
Total	$7,458,869	$7,504,113
(1)As of September 30, 2021 and December 31, 2020, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $41.4 million and $33.0 million, respectively.
(2)As of September 30, 2021 and December 31, 2020, Lease intangibles consisted of $488.1 million and $509.3 million, respectively, of in-place leases and $53.3 million and $57.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(3)As of September 30, 2021 and December 31, 2020, Accumulated depreciation and amortization included $489.0 million and $507.7 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of September 30, 2021 and December 31, 2020, the Company had intangible liabilities relating to below-market leases of $334.6 million and $345.7 million, respectively, and accumulated accretion of $259.9 million and $260.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended September 30, 2021 and 2020 was $2.8 million and $4.1 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the nine months ended September 30, 2021 and 2020 was $9.9 million and $12.4 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2021 and 2020 was $3.9 million and $4.5 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2021 and 2020 was $11.8 million and $14.8 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2021 (remaining three months)	$(2,601)	$3,222
2022	(9,071)	9,715
2023	(7,854)	7,308
2024	(7,363)	5,606
2025	(6,177)	4,176

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

The Company did not recognize any impairments during the three months ended September 30, 2021.

The Company recognized the following impairments during the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Property Name(1)	Location	GLA	Impairment Charge
Albany Plaza(2)	Albany, GA	114,169	$1,467
Erie Canal Centre	DeWitt, NY	123,404	431
		237,573	$1,898
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the nine months ended September 30, 2021.

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
(2)The Company disposed of this property during the year ended December 31, 2020.

The Company recognized the following impairments during the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Property Name(1)	Location	GLA	Impairment Charge
Northmall Centre	Tucson, AZ	165,350	$5,721
Spring Mall	Greenfield, WI	45,920	4,584
30th Street Plaza(2)	Canton, OH	145,935	4,449
Chamberlain Plaza(2)	Meriden, CT	54,302	1,538
Parcel at Lakes Crossing(3)	Muskegon, MI	4,990	14
		416,497	$16,306
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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable LIBOR based debt. During the nine months ended September 30, 2021 and year ended December 31, 2020, the Company did not enter into any new interest rate swap agreements. During the nine months ended September 30, 2021, interest rate swaps with a notional amount of $250.0 million expired and the Company paid $1.1 million to terminate interest rate swaps with a notional amount of $250.0 million.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2021 and December 31, 2020 is as follows:

	Number of Instruments		Notional Amount
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest Rate Swaps	4	7	$300,000	$800,000
The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of September 30, 2021 and December 31, 2020 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2021	December 31, 2020
Gross derivative assets	$—	$—
Gross derivative liabilities	(17,586)	(28,225)
Net derivative liabilities	$(17,586)	$(28,225)
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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in unrealized gain (loss) on interest rate swaps	$(198)	$(133)	$2,076	$(27,144)
Amortization of interest rate swaps to interest expense	2,339	3,061	8,563	5,359
Change in unrealized gain (loss) on interest rate swaps, net	$2,141	$2,928	$10,639	$(21,785)
The Company estimates that $7.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2021 and 2020.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2021 and December 31, 2020, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of September 30, 2021 and December 31, 2020, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2021	December 31, 2020	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,868,453	$4,518,453	1.18% – 7.97%	2022 – 2031
Net unamortized premium	27,366	31,390
Net unamortized debt issuance costs	(28,187)	(25,232)
Total notes payable, net	$4,867,632	$4,524,611

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Revolving Facility	$—	$—	1.19%	2023
Unsecured $350 Million Term Loan	—	350,000	N/A	N/A
Unsecured $300 Million Term Loan(3)	300,000	300,000	1.34%	2024
Net unamortized debt issuance costs	(4,257)	(7,281)
Total Unsecured Credit Facility and term loans	$295,743	$642,719

Total debt obligations, net	$5,163,375	$5,167,330
(1)Stated interest rates as of September 30, 2021 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.56% as of September 30, 2021.
(3)Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300.0 million term loan agreement, as amended April 29, 2020 (the “$300 Million Term Loan”), to a fixed, combined interest rate of 2.61% (plus a spread of 125 basis points) through July 26, 2024.

2021 Debt Transactions
In August 2021, the Operating Partnership issued $500.0 million aggregate principal amount of 2.500% Senior Notes due 2031 (the “2031 Notes”) at 99.675% of par. The net proceeds from the issuance of the 2031 Notes were used, along with available cash, to redeem $500.0 million principal amount of the Operating Partnership’s 3.250% Senior Notes due 2023 (the “2023 Notes”), representing all of the outstanding 2023 Notes. The 2031 Notes bear interest at a rate of 2.500% per annum, payable semi-annually on February 16 and August 16 of each year, commencing February 16, 2022. The 2031 Notes will mature on August 16, 2031. The Operating Partnership may redeem the 2031 Notes prior to maturity, at its option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2031 Notes. If the 2031 Notes are redeemed on or after May 16, 2031 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2031 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2031 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness.

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

During the nine months ended September 30, 2021, as a result of the redemption of the 2023 Notes and repayment of the $350 Million Term Loan, the Company recognized a $28.3 million loss on extinguishment of debt. Loss on extinguishment of debt includes $25.5 million of prepayment fees and $2.8 million of accelerated unamortized debt issuance costs and debt discounts.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2021.

Debt Maturities
As of September 30, 2021 and December 31, 2020, the Company had accrued interest of $46.0 million and $47.2 million outstanding, respectively. As of September 30, 2021, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2021 (remaining three months)	$—
2022	250,000
2023	—
2024	800,000
2025	700,000
Thereafter	3,418,453
Total debt maturities	5,168,453
Net unamortized premium	27,366
Net unamortized debt issuance costs	(32,444)
Total debt obligations, net	$5,163,375
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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2021		December 31, 2020
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,867,632	$5,256,444	$4,524,611	$5,012,523
Unsecured Credit Facility and term loans	295,743	300,670	642,719	651,639
Total debt obligations, net	$5,163,375	$5,557,114	$5,167,330	$5,664,162
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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2021
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,769	$6,237	$14,532	$—

Liabilities:
Interest rate derivatives	$(17,586)	$—	$(17,586)	$—

	Fair Value Measurements as of December 31, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,548	$980	$18,568	$—

Liabilities:
Interest rate derivatives	$(28,225)	$—	$(28,225)	$—
(1)As of September 30, 2021 and December 31, 2020, marketable securities included less than $0.1 million of net unrealized losses and $0.2 million of net unrealized gains, respectively. As of September 30, 2021, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the nine months ended September 30, 2021 and during the year ended December 31, 2020, excluding the properties sold prior to September 30, 2021 and December 31, 2020, respectively:

	Fair Value Measurements as of September 30, 2021
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
(1)Excludes properties disposed of prior to September 30, 2021.
(2)The carrying value of properties remeasured to fair value based upon offers from third-party buyers during the nine months ended September 30, 2021 includes $18.1 million related to Erie Canal Centre.
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

Additionally, variable lease payments associated with percentage rents are recognized once the required sales data is made available. The Company recognized $0.9 million and $0.6 million of income based on percentage rents for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $4.7 million and $3.6 million of income based on percentage rents for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

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
•The Company does not account for COVID-19 rent deferrals that do not significantly increase the consideration due under the lease as lease modifications. As a result, rental revenue recognition, including straight-line rental income recognition, does not change, and Receivables, net increases for the deferred amount.
•The Company does not account for COVID-19 rent abatements that do not significantly increase the consideration due under the lease as lease modifications. As a result, rental revenue recognition is reduced by the amount of the abatement in the period it was granted and straight-line rental income recognition does not change over the remaining lease term.

The following table presents the COVID-19 related deferrals and abatements granted for lease payments due during the three and nine months ended September 30, 2021 and 2020. Lease payments presented consist of fixed contractual base rent and may include the reimbursement of certain property operating expenses.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Deferrals	Abatements	Deferrals	Abatements
Lease payments (lease modifications)	$905	$174	$1,991	$1,686
Lease payments (not lease modifications)	2,942	614	18,650	402
	$3,847	$788	$20,641	$2,088

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Deferrals	Abatements	Deferrals	Abatements
Lease payments (lease modifications)	$1,930	$1,758	$2,735	$1,893
Lease payments (not lease modifications)	11,791	3,587	32,815	438
	$13,721	$5,345	$35,550	$2,331
The following table presents the deferrals that were not lease modifications and were included in Receivables, net on the Company's Unaudited Condensed Consolidated Balance Sheets:

COVID-19 Deferred Receivable
Beginning balance, December 31, 2020	$15,359
Deferred lease payments (not lease modifications)	6,185
Deferred lease payments deemed uncollectible	(1,760)
Deferred lease payments received	(10,416)
Ending balance, March 31, 2021	9,368
Deferred lease payments (not lease modifications)	2,665
Deferred lease payments deemed uncollectible	425
Deferred lease payments received	(8,378)
Ending balance, June 30, 2021	4,080
Deferred lease payments (not lease modifications)	2,942
Deferred lease payments deemed uncollectible	445
Deferred lease payments received	(4,902)
Ending balance, September 30, 2021	$2,565

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes a lease liability and a right-of-use (“ROU”) asset based on the present value of future lease payments over the noncancellable lease term. As of September 30, 2021 the Company is not including any prospective renewal or termination options in its lease liabilities or ROU assets, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay its proportionate share of property operating expenses such as common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Statements of Operations Information	2021	2020	2021	2020
Operating lease costs	$1,438	$1,761	$4,484	$5,278
Short-term lease costs	—	10	1	29
Variable lease costs	39	146	242	380
Total lease costs	$1,477	$1,917	$4,727	$5,687

	Nine Months Ended September 30,
Supplemental Statements of Cash Flows Information	2021	2020
Operating cash outflows from operating leases	$4,633	$5,286
ROU assets obtained in exchange for operating lease liabilities	—	1,140
ROU assets written off due to dispositions and lease modifications	(229)	(1,748)

Operating Lease Liabilities	As of September 30, 2021
Future minimum operating lease payments:
2021 (remaining three months)	$1,504
2022	5,986
2023	5,296
2024	5,203
2025	4,902
Thereafter	25,071
Total future minimum operating lease payments	47,962
Less: imputed interest	(13,120)
Operating lease liabilities	$34,842

Supplemental Balance Sheets Information	As of September 30, 2021	As of December 31, 2020
Operating lease liabilities(1)(2)	$34,842	$38,599
ROU assets(1)(3)	$30,376	$34,006
(1)As of September 30, 2021 and December 31, 2020, the weighted average remaining lease term was 12.7 years and 12.7 years, respectively, and the weighted average discount rate was 4.41% and 4.39%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2021, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In January 2020, the Company established an at-the-market equity offering program (the “ATM Program”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents over a three-year period. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers and forward purchasers. As of September 30, 2021, no shares have been issued under the ATM Program, and as a result, $400.0 million of common stock remained available for issuance.

Share Repurchase Program
In January 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program, which expired on December 5, 2019. During the nine months ended September 30, 2021, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2020, the Company repurchased 1.7 million shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred total commissions of less than $0.1 million in conjunction with the Program for the nine months ended September 30, 2020. As of September 30, 2021, the Program had $375.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the nine months ended September 30, 2021 and 2020, the Company withheld 0.3 million and 0.2 million shares of its common stock, respectively.

Dividends and Distributions
During the nine months ended September 30, 2021, the Company declared common stock dividends and OP Unit distributions of $0.645 per share/unit. During the nine months ended September 30, 2020, the Company declared common stock dividends and OP Unit distributions of $0.285 per share/unit. In response to COVID-19, the Company suspended the dividend in the second and third quarters of 2020. In the fourth quarter of 2020, the Company resumed the dividend at a rate of $0.215 per common share. As of September 30, 2021 and December 31, 2020, the Company had declared but unpaid common stock dividends and OP Unit distributions of $66.6 million and $66.0 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 1.0 million and 0.7 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted during the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company calculated the grant date fair values per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE NAREIT Equity Shopping Centers Index as well as the following significant assumptions: (i) volatility of 50.0% to 64.0% and 20.0% to 23.0%, respectively; (ii) a weighted average risk-free interest rate of 0.11% to 0.18% and 1.20% to 1.30%, respectively; and (iii) the Company’s weighted average common stock dividend yield of 4.1% to 5.8% and 5.9% to 6.0%, respectively.

During the three months ended September 30, 2021 and 2020, the Company recognized $4.3 million and $3.5 million of equity compensation expense, respectively, of which $0.3 million and $0.3 million was capitalized, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $11.7 million and $8.5 million of equity compensation expense, respectively, of which $0.8 million and $0.7 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2021, the Company had $22.7 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Computation of Basic Earnings Per Share:
Net income	$46,145	$27,944	$188,944	$96,769
Non-forfeitable dividends on unvested restricted shares	(207)	(82)	(593)	(269)
Net income attributable to the Company’s common stockholders for basic earnings per share	$45,938	$27,862	$188,351	$96,500

Weighted average number shares outstanding – basic	297,188	296,562	297,165	296,982

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.15	$0.09	$0.63	$0.32

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$45,938	$27,862	$188,351	$96,500

Weighted average shares outstanding – basic	297,188	296,562	297,165	296,982
Effect of dilutive securities:
Equity awards	1,081	300	1,044	335
Weighted average shares outstanding – diluted	298,269	296,862	298,209	297,317

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.15	$0.09	$0.63	$0.32

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Computation of Basic Earnings Per Unit:
Net income	$46,145	$27,944	$188,944	$96,769
Non-forfeitable dividends on unvested restricted units	(207)	(82)	(593)	(269)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$45,938	$27,862	$188,351	$96,500

Weighted average number common units outstanding – basic	297,188	296,562	297,165	296,982

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.15	$0.09	$0.63	$0.32

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$45,938	$27,862	$188,351	$96,500

Weighted average common units outstanding – basic	297,188	296,562	297,165	296,982
Effect of dilutive securities:
Equity awards	1,081	300	1,044	335
Weighted average common units outstanding – diluted	298,269	296,862	298,209	297,317

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.15	$0.09	$0.63	$0.32

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

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s property or disposed of by the Company or its tenants, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s financial condition, operating results or cash flows. During the three and nine months ended September 30, 2021 and 2020, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets.

As of September 30, 2021 and December 31, 2020, there were no material receivables from or payables to related parties. During the three and nine months ended September 30, 2021 and 2020, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2021 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2021 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We believe we own and operate one of the largest open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of September 30, 2021, our portfolio was comprised of 386 shopping centers (the “Portfolio”) totaling approximately 68 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of September 30, 2021, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Burlington Stores, Inc. BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2020, and intends to satisfy such requirements for subsequent taxable years.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia and San Diego, as well as our 13 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefitting from the regional and local expertise of our leasing and operations teams.

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

Approximately 70% of our shopping centers are anchored by grocery stores. Grocery stores and other essential tenants remained open throughout the pandemic and many have experienced stable or increased sales, which has helped and we believe will continue to help to partially mitigate the adverse impact of COVID-19 on our business. As of October 26, 2021, we have collected 94% of base rent for the nine months ended December 31, 2020, 96% of first quarter 2021 base rent, 97% of second quarter 2021 base rent, and 97% of third quarter 2021 base rent. Certain tenants experiencing economic difficulties during the pandemic have sought rent relief from us, which has been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Rent deferrals have significantly increased our Receivables, net. We are in ongoing discussions with our tenants regarding rent that has not yet been collected or addressed through executed deferral or abatement agreements.

Leasing Highlights
As of September 30, 2021, billed and leased occupancy were 88.2% and 91.5%, respectively, as compared to 88.0% and 91.2%, respectively, as of September 30, 2020.

The following table summarizes our executed leasing activity for the three months ended September 30, 2021 and 2020 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended September 30, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	386	2,770,003	$14.54	$3.23	$1.43	10.7%
New and renewal leases	332	1,719,493	16.62	5.20	2.31	12.3%
New leases	161	745,712	17.43	9.62	5.28	26.3%
Renewal leases	171	973,781	15.99	1.82	0.04	7.6%
Option leases	54	1,050,510	11.14	—	—	7.6%

For the Three Months Ended September 30, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	418	3,155,433	$14.20	$2.55	$1.08	6.1%
New and renewal leases	368	2,152,872	15.53	3.71	1.58	5.7%
New leases	103	683,517	16.22	10.05	4.94	14.1%
Renewal leases	265	1,469,355	15.21	0.76	0.01	4.5%
Option leases	50	1,002,561	11.35	0.07	—	7.1%
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

The following table summarizes our executed leasing activity for the nine months ended September 30, 2021 and 2020 (dollars in thousands, except for per PSF amounts):

For the Nine Months Ended September 30, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,174	7,175,306	$15.78	$4.12	$1.68	9.1%
New and renewal leases	1,048	4,695,124	18.12	6.29	2.57	10.1%
New leases	464	2,100,392	18.00	12.71	5.63	22.1%
Renewal leases	584	2,594,732	18.22	1.10	0.09	6.1%
Option leases	126	2,480,182	11.36	—	—	7.1%

For the Nine Months Ended September 30, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,035	7,344,267	$13.89	$3.23	$1.11	7.2%
New and renewal leases	886	4,839,357	15.17	4.87	1.68	7.1%
New leases	281	1,695,732	15.47	12.52	4.73	19.6%
Renewal leases	605	3,143,625	15.01	0.74	0.04	4.5%
Option leases	149	2,504,910	11.41	0.07	—	7.4%
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

Acquisition Activity
•During the nine months ended September 30, 2021, we acquired two shopping centers, one outparcel and two land parcels for an aggregate purchase price of $66.7 million, including transaction costs and closing credits.

•During the nine months ended September 30, 2020, we acquired two land parcels for $3.4 million, including transaction costs.

Disposition Activity
•During the nine months ended September 30, 2021, we disposed of nine shopping centers, 14 partial shopping centers and one land parcel for aggregate net proceeds of $124.4 million resulting in aggregate gain of $49.5 million and aggregate impairment of $1.5 million. In addition, during the nine months ended September 30, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

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

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020
Revenues (in thousands)

	Three Months Ended September 30,
	2021	2020	$ Change
Revenues
Rental income	$290,013	$253,799	$36,214
Other revenues	173	136	37
Total revenues	$290,186	$253,935	$36,251

Rental income
The increase in rental income for the three months ended September 30, 2021 of $36.2 million, as compared to the corresponding period in 2020, was due to a $38.6 million increase for assets owned for the full period, partially offset by a $2.4 million decrease in rental income due to net disposition activity. The increase for assets owned for the full period was due to (i) a $25.7 million decrease in revenues deemed uncollectible; (ii) a $7.8 million increase in straight-line rental income, net; (iii) a $3.0 million increase in base rent; (iv) a $1.5 million increase in expense reimbursements; (v) a $1.0 million increase in ancillary and other rental income; (vi) a $0.6 million increase in lease termination fees; and (vii) a $0.3 million increase in percentage rents; partially offset by (viii) a $1.3 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The decrease in revenues deemed uncollectible was primarily attributable to the impact of COVID-19 reserves in 2020 and recoveries of previously reserved amounts in 2021. The increase in straight-line rental income, net was primarily attributable to the impact of COVID-19 reserves in 2020. The $3.0 million increase in base rent for the remaining portfolio was primarily due to a decrease in COVID-19 rent deferrals accounted for as lease modifications and rent abatements, in addition to contractual rent increases and positive rent spreads for new and renewal leases and option exercises of 9.1% during the nine months ended September 30, 2021 and 7.2% during the year ended December 31, 2020, partially offset by a decrease in weighted average billed occupancy.

Other revenues
Other revenues remained generally consistent for the three months ended September 30, 2021 as compared to the corresponding period in 2020.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2021	2020	$ Change
Operating expenses
Operating costs	$32,774	$24,794	$7,980
Real estate taxes	39,763	42,124	(2,361)
Depreciation and amortization	81,724	87,488	(5,764)
Impairment of real estate assets	—	5,746	(5,746)
General and administrative	25,309	27,748	(2,439)
Total operating expenses	$179,570	$187,900	$(8,330)

Operating costs
The increase in operating costs for the three months ended September 30, 2021 of $8.0 million, as compared to the corresponding period in 2020, was primarily due to an $8.1 million increase for assets owned for the full period primarily due to an increase in repair and maintenance costs and a decrease in favorable insurance captive adjustments, partially offset by a $0.1 million decrease in operating costs due to net disposition activity.

Real estate taxes
The decrease in real estate taxes for the three months ended September 30, 2021 of $2.4 million, as compared to the corresponding period in 2020, was primarily due to a $1.8 million decrease for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments, and a $0.6 million decrease in real estate taxes due to net disposition activity.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended September 30, 2021 of $5.8 million, as compared to the corresponding period in 2020, was primarily due to a $5.6 million decrease for assets owned for the full period, primarily related to a decrease in accelerated depreciation and amortization related to tenant move-outs, and a $0.2 million decrease in depreciation and amortization due to net disposition activity.

Impairment of real estate assets
During the three months ended September 30, 2020, aggregate impairment of $5.7 million was recognized on one shopping center as a result of disposition activity and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the three months ended September 30, 2021 of $2.4 million, as compared to the corresponding period in 2020, was primarily due to a decrease in litigation and other non-routine legal expenses, partially offset by an increase in net compensation costs.

During the three months ended September 30, 2021 and 2020, construction compensation costs of $4.2 million and $3.8 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.7 million and $0.1 million, respectively and leasing commission costs of $2.0 million and $1.4 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2021	2020	$ Change
Other income (expense)
Dividends and interest	$51	$109	$(58)
Interest expense	(48,918)	(50,991)	2,073
Gain on sale of real estate assets	11,122	13,621	(2,499)
Loss on extinguishment of debt, net	(27,116)	(50)	(27,066)
Other	390	(780)	1,170
Total other expense	$(64,471)	$(38,091)	$(26,380)

Dividends and interest
Dividends and interest remained generally consistent for the three months ended September 30, 2021 as compared to the corresponding period in 2020.

Interest expense
The decrease in interest expense for the three months ended September 30, 2021 of $2.1 million, as compared to the corresponding period in 2020, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended September 30, 2021, three shopping centers, five partial shopping centers and one land parcel were disposed of resulting in aggregate gain of $11.1 million. During the three months ended September 30, 2020, two shopping centers, one partial shopping center and one land parcel were disposed of resulting in aggregate gain of $13.1 million. In addition, during the three months ended September 30, 2020, we received aggregate net proceeds of less than $0.1 million and resolved contingencies of $0.1 million from previously disposed assets resulting in aggregate gain of $0.1 million, and we received final insurance proceeds related to two shopping centers that were damaged by Hurricane Michael resulting in aggregate gain of $0.4 million.

Loss on extinguishment of debt, net
During the three months ended September 30, 2021, we redeemed all $500.0 million of our 3.250% Senior Notes due 2023, resulting in a $27.1 million loss on extinguishment of debt. Loss on extinguishment of debt includes $25.5 million of prepayment fees and $1.6 million of accelerated unamortized debt issuance costs and debt discounts. During the three months ended September 30, 2020, we repurchased $0.7 million of our 3.875% Senior Notes due 2022 through a tender offer, resulting in a $0.1 million loss on extinguishment of debt. Loss on extinguishment of debt includes less than $0.1 million of prepayment fees and less than $0.1 million of accelerated unamortized debt issuance costs and debt discounts.

Other
The increase in other income for the three months ended September 30, 2021 of $1.2 million, as compared to the corresponding period in 2020, was primarily due to favorable tax adjustments in the current year.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
Revenues (in thousands)

	Nine Months Ended September 30,
	2021	2020	$ Change
Revenues
Rental income	$853,407	$781,635	$71,772
Other revenues	3,549	2,221	1,328
Total revenues	$856,956	$783,856	$73,100

Rental income
The increase in rental income for the nine months ended September 30, 2021 of $71.8 million, as compared to the corresponding period in 2020, was due to an $80.1 million increase for assets owned for the full period, partially offset by an $8.3 million decrease in rental income due to net disposition activity. The increase for assets owned for the full period was due to (i) a $56.6 million decrease in revenues deemed uncollectible; (ii) a $21.9 million increase in straight-line rental income, net; (iii) a $2.8 million increase in lease termination fees; (iv) a $2.2 million increase in ancillary and other rental income; (v) a $2.2 million increase in expense reimbursements; and (vi) a $1.1 million increase in percentage rents; partially offset by (vii) a $3.4 million decrease in base rent; and (viii) a $3.3 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The decrease in revenues deemed uncollectible was primarily attributable to the impact of COVID-19 reserves in 2020 and recoveries of previously reserved amounts in 2021. The increase in straight-line rental income, net was primarily attributable to the impact of COVID-19 reserves in 2020. The $3.4 million decrease in base rent for the remaining portfolio was primarily due to a decrease in weighted average billed occupancy, partially offset by a decrease in COVID-19 rent deferrals accounted for as lease modifications and rent abatements, in addition to contractual rent increases and positive rent spreads for new and renewal leases and option exercises of 9.1% during the nine months ended September 30, 2021 and 7.2% during the year ended December 31, 2020.

Other revenues
The increase in other revenues for the nine months ended September 30, 2021 of $1.3 million, as compared to the corresponding period in 2020, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2021	2020	$ Change
Operating expenses
Operating costs	$92,914	$80,286	$12,628
Real estate taxes	124,908	126,796	(1,888)
Depreciation and amortization	246,356	251,334	(4,978)
Impairment of real estate assets	1,898	16,306	(14,408)
General and administrative	76,415	74,781	1,634
Total operating expenses	$542,491	$549,503	$(7,012)

Operating costs
The increase in operating costs for the nine months ended September 30, 2021 of $12.6 million, as compared to the corresponding period in 2020, was primarily due to a $13.3 million increase for assets owned for the full period, primarily due to an increase in repair and maintenance, insurance and utility costs and a decrease in favorable insurance captive adjustments, partially offset by a $0.7 million decrease in operating costs due to net disposition activity.

Real estate taxes
The decrease in real estate taxes for the nine months ended September 30, 2021 of $1.9 million, as compared to the corresponding period in 2020, was primarily due to a $2.1 million decrease in real estate taxes due to net disposition activity, partially offset by a $0.2 million increase for assets owned for the full period.

Depreciation and amortization
The decrease in depreciation and amortization for the nine months ended September 30, 2021 of $5.0 million, as compared to the corresponding period in 2020, was primarily due to a $2.0 million decrease in depreciation and amortization due to net disposition activity and a $3.0 million decrease for assets owned for the full period, primarily related to a decrease in amortization of acquired in-place lease intangibles and accelerated depreciation and amortization related to tenant move-outs, partially offset by an increase in depreciation and amortization related to value-enhancing reinvestment capital expenditures.

Impairment of real estate assets
During the nine months ended September 30, 2021, aggregate impairment of $1.9 million was recognized on one shopping center as a result of disposition activity and one operating property. During the nine months ended September 30, 2020, aggregate impairment of $16.3 million was recognized on two shopping centers and one partial shopping center as a result of disposition activity and two operating properties. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the nine months ended September 30, 2021 of $1.6 million, as compared to the corresponding period in 2020, was primarily due to an increase in net compensation costs and routine legal expenses, partially offset by a decrease in litigation and other non-routine legal expenses.

During the nine months ended September 30, 2021 and 2020, construction compensation costs of $12.1 million and $10.9 million, respectively, were capitalized to building and improvements and leasing legal costs of $1.5 million and $0.2 million, respectively and leasing commission costs of $4.8 million and $4.0 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2021	2020	$ Change
Other income (expense)
Dividends and interest	$242	$335	$(93)
Interest expense	(147,601)	(148,197)	596
Gain on sale of real estate assets	49,489	23,218	26,271
Loss on extinguishment of debt, net	(28,345)	(10,441)	(17,904)
Other	694	(2,499)	3,193
Total other expense	$(125,521)	$(137,584)	$12,063

Dividends and interest
Dividends and interest remained generally consistent for the nine months ended September 30, 2021 as compared to the corresponding period in 2020.

Interest expense
The decrease in interest expense for the nine months ended September 30, 2021 of $0.6 million, as compared to the corresponding period in 2020, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the nine months ended September 30, 2021, eight shopping centers, 14 partial shopping centers and one land parcel were disposed of resulting in aggregate gain of $49.5 million. In addition, during the nine months ended September 30, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million. During the nine months ended September 30, 2020, six shopping centers, two partial shopping centers and one land parcel were disposed of resulting in aggregate gain of $21.3 million. In addition, during the nine months ended September 30, 2020, we received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million, and we received final insurance proceeds related to two shopping centers that were damaged by Hurricane Michael resulting in aggregate gain of $0.4 million.

Loss on extinguishment of debt, net
During the nine months ended September 30, 2021, we redeemed all $500.0 million of our 3.250% Senior Notes due 2023 and repaid $350.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended April 29, 2020 (the “Unsecured Credit Facility”), resulting in a $28.3 million loss on extinguishment of debt. Loss on extinguishment of debt includes $25.5 million of prepayment fees and $2.8 million of accelerated unamortized debt issuance costs and debt discounts. During the nine months ended September 30, 2020, we repurchased $183.2 million of our 3.875% Senior Notes due 2022 through a tender offer and repaid our $7.0 million secured loan, resulting in a $10.4 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $9.7 million of prepayment fees and $0.7 million of accelerated unamortized debt issuance costs and debt discounts, net of premiums.

Other
The increase in other income for the nine months ended September 30, 2021 of $3.2 million, as compared to the corresponding period in 2020, was primarily due to favorable tax adjustments and legal settlements in the current year.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We currently have investment grade credit ratings from all three major credit rating agencies. As of September 30, 2021, we had $1.2 billion of available liquidity under the Revolving Facility and $404.4 million in cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

As of September 30, 2021, our contractually scheduled debt maturities (excluding extension options) and interest payment obligations (excluding debt premiums and discounts and deferred financing costs) amount to $250.0 million and $182.4 million, respectively, over the next 12 months and $4.9 billion and $938.0 million, respectively, thereafter. As of September 30, 2021, the weighted average time to maturity is 5.7 years with respect to our scheduled debt maturities. These amounts do not assume the issuance of new debt upon maturity of existing debt. Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps) as of September 30, 2021. See Item 7A. “Quantitative and Qualitative Disclosures” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion of these and other factors that could impact interest payments.

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

In order to continue to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income, determined before the deduction for dividends paid and excluding net capital gains, to our stockholders on an annual basis. We intend to continue to satisfy this requirement and maintain our REIT status. Cash dividends paid to common stockholders for the nine months ended September 30, 2021 and 2020 were $193.2 million and $170.4 million, respectively. In response to COVID-19, our Board of Directors suspended the dividend in the second and third quarters of 2020. In the fourth quarter of 2020, our Board of Directors resumed the dividend at a rate of $0.215 per common share. In July 2021, our Board of Directors declared a quarterly cash dividend of $0.215 per common share for the third quarter of 2021. The dividend was paid on October 15, 2021 to shareholders of record on October 5, 2021. In October 2021, our Board of Directors declared a quarterly cash dividend of $0.240 per common share for the fourth quarter of 2021. The dividend is payable on January 18, 2022 to shareholders of record on January 5, 2022. Our Board of Directors will evaluate the dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$424,880	$323,632
Net cash used in investing activities	(156,113)	(140,254)
Net cash provided by (used in) financing activities	(234,490)	406,319

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$424,880	$323,632
Net cash used in investing activities	(156,113)	(140,254)
Net cash provided by (used in) financing activities	(234,489)	396,321

Cash and cash equivalents and restricted cash for BPG were $404.4 million and $611.2 million as of September 30, 2021 and 2020, respectively. Cash and cash equivalents and restricted cash for the Operating Partnership were $394.4 million and $601.2 million as of September 30, 2021 and 2020, respectively.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest expense.

During the nine months ended September 30, 2021, our net cash provided by operating activities increased $101.2 million as compared to the corresponding period in 2020. The increase was primarily due to (i) an increase from net working capital; (ii) an increase in same property net operating income; and (iii) an increase in lease termination fees; partially offset by (iv) a decrease in net operating income due to net disposition activity; (v) an increase in cash outflows for interest expense; and (vi) an increase in cash outflows for general and administrative expense.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment efforts.

During the nine months ended September 30, 2021, our net cash used in investing activities increased $15.9 million as compared to the corresponding period in 2020. The increase was primarily due to (i) an increase of $63.3 million in acquisitions of real estate assets; partially offset by (ii) an increase of $41.5 million in net proceeds from sales of real estate assets; (iii) a decrease of $5.6 million in improvements to and investments in real estate assets; and (iv) a $0.3 million decrease in purchases of marketable securities, net of proceeds from sales.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2021 and 2020, we expended $212.4 million and $217.9 million, respectively, on improvements to and investments in real estate assets. In addition, during the nine months ended September 30, 2021 and 2020, insurance proceeds of $2.9 million and $7.3 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements and tenant allowances. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of September 30, 2021, we had 49 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $396.3 million, of which $245.0 million had been incurred as of September 30, 2021. In addition, we have identified a pipeline of future reinvestment projects aggregating approximately $900.0 million of potential capital investment, which we expect to execute over the next several years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or available liquidity under the Revolving Facility.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the nine months ended September 30, 2021, we acquired two shopping centers, one outparcel and two land parcels for an aggregate purchase price of $66.7 million, including transaction costs and closing credits. During the nine months ended September 30, 2020, we acquired two land parcels for $3.4 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the nine months ended September 30, 2021, we disposed of nine shopping centers, 14 partial shopping centers and one land parcel for aggregate net proceeds of $124.4 million. In addition, during the nine months ended September 30, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets. During the nine months ended September 30, 2020, we disposed of eight shopping centers, three partial shopping centers and one land parcel for aggregate net proceeds of $81.9 million. In addition, during the nine months ended September 30, 2020, we received aggregate net proceeds of $1.0 million from previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is impacted by the nature, timing and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the nine months ended September 30, 2021, our net cash provided by (used in) financing activities decreased $640.8 million as compared to the corresponding period in 2020. The decrease was primarily due to (i) a $625.5 million decrease in debt borrowings, net of repayments; (ii) a $22.8 million increase in distributions to our common stockholders; and (iii) a $15.6 million increase in deferred financing and debt extinguishment costs; partially offset by (iv) a $23.1 million decrease in repurchases of common stock. The decrease in debt borrowings is primarily related to amounts drawn on the Revolving Facility in the corresponding period in 2020 in order to bolster liquidity in response to COVID-19.

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

Our reconciliation of net income to NAREIT FFO for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$46,145	$27,944	$188,944	$96,769
Depreciation and amortization related to real estate	80,778	86,486	243,601	248,274
Gain on sale of real estate assets	(11,122)	(13,621)	(49,489)	(23,218)
Impairment of real estate assets	—	5,746	1,898	16,306
NAREIT FFO	$115,801	$106,555	$384,954	$338,131
NAREIT FFO per diluted share	$0.39	$0.36	$1.29	$1.14
Weighted average diluted shares outstanding	298,269	296,862	298,209	297,317

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

Comparison of the Three and Nine Months Ended September 30, 2021 to the Three and Nine Months Ended September 30, 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Number of properties	373	373	—	371	371	—
Percent billed	88.1%	88.1%	—%	88.2%	88.2%	—%
Percent leased	91.5%	91.3%	0.2%	91.6%	91.5%	0.1%

Revenues
Rental income	$273,234	$242,330	$30,904	$797,710	$740,071	$57,639
Other revenues	173	136	37	3,549	2,198	1,351
	273,407	242,466	30,941	801,259	742,269	58,990
Operating expenses
Operating costs	(31,907)	(25,027)	(6,880)	(88,922)	(76,979)	(11,943)
Real estate taxes	(38,747)	(40,427)	1,680	(120,160)	(119,783)	(377)
	(70,654)	(65,454)	(5,200)	(209,082)	(196,762)	(12,320)
Same property NOI	$202,753	$177,012	$25,741	$592,177	$545,507	$46,670

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$46,145	$27,944	$188,944	$96,769
Adjustments:
Non-same property NOI	(6,004)	(8,339)	(22,668)	(28,575)
Lease termination fees	(1,999)	(1,394)	(7,456)	(4,528)
Straight-line rental income, net	(4,951)	2,974	(10,627)	11,533
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(1,974)	(3,281)	(6,326)	(9,802)
Straight-line ground rent expense	32	35	120	105
Depreciation and amortization	81,724	87,488	246,356	251,334
Impairment of real estate assets	—	5,746	1,898	16,306
General and administrative	25,309	27,748	76,415	74,781
Total other expense	64,471	38,091	125,521	137,584
Same property NOI	$202,753	$177,012	$592,177	$545,507

Inflation
Prior to 2021, inflation had been low and had a minimal impact on the operating performance of our shopping centers; however, inflation has increased in 2021 and may continue to be elevated in the future. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation; however, we have exposure to increases in non-reimbursable property operating expenses, including expenses incurred on vacant units. In addition, we believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into interest rate protection agreements which mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 9, 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program, which expired on December 5, 2019. During the three months ended September 30, 2021, the Company did not repurchase any shares of its common stock. As of September 30, 2021, the Program had $375.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Eleventh Supplemental Indenture, dated August 16, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/16/2021	4.2
4.2	Form of Global Note representing the 2.500% Senior Notes due 2031 (included in Exhibit 4.1)	8-K	001-36160	8/16/2021	4.3
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: November 1, 2021	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 1, 2021	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2021	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: November 1, 2021	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 1, 2021	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2021	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)