Form 10-K
period 2021-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2022-02-07
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Brixmor Property Group Inc. $6,759,581,648 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2022, Brixmor Property Group Inc. had 297,843,792 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on April 27, 2022 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2021 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole owner of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of December 31, 2021, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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
The Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have material assets other than its indirect investment in the Operating Partnership. Therefore, while equity, capital, and non-controlling interests may differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are materially the same on their respective financial statements.
In order to highlight the differences between the Parent Company and the Operating Partnership, there are sections in this report that separately discuss the Parent Company and the Operating Partnership, including separate financial statements (but combined footnotes), separate controls and procedures sections, separate certification of periodic report under Section 302 of the Sarbanes-Oxley Act of 2002, and separate certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the sections that combine disclosure for the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company.
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov.

Currently, one of the most significant factors that could cause actual outcomes or results to differ materially from those indicated in these statements is the adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on the financial condition, operating results, and cash flows of the Company, the Company’s tenants, the real estate market, the financial markets, and the global economy. The COVID-19 pandemic has significantly impacted the Company and its tenants, and the extent to which it continues to do so will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, the effectiveness of vaccines, booster shots, and treatments against emerging variants of COVID-19 such as the Delta and Omicron variants, the direct and indirect economic effects of the pandemic and containment measures, and potential sustained changes in consumer behavior, among others.

Additional factors that could cause actual outcomes or results to differ materially from those indicated in the forward-looking statements include (1) changes in national, regional and local economies, due to global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, or domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation, and unemployment or limited growth in consumer income; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) ongoing disruption and/or consolidation in the retail sector, the financial stability of our tenants and the overall financial condition of large retailing companies, including their ability to pay rent and expense reimbursements; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, including COVID-19, civil unrest, terrorist acts or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

iii

PART I

Item 1. Business
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2021, our portfolio was comprised of 382 shopping centers (the “Portfolio”) totaling approximately 67 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas (“MSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2021, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc. In the opinion of our management, no material part of our business is dependent upon a single tenant, the loss of which would have a material adverse effect on us, and no single tenant or shopping center accounted for 5% or more of our consolidated revenues during 2021.

As of December 31, 2021, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BRX.”

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

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2021:

Number of Shopping Centers	382
GLA (square feet)	67.5 million
Billed Occupancy	89%
Leased Occupancy	92%
ABR Per Square Foot (“PSF”)(1)	$15.42
New, Renewal and Option Volume (square feet)(2)	10.0 million
New Lease Volume (square feet)(2)	3.1 million
New, Renewal and Option Rent Spread(2)(3)	10.1%
New Rent Spread(2)(3)	27.6%
Percent Grocery-anchored Shopping Centers(4)	70%
Percent of ABR in Top 50 U.S. MSAs	69%
Average Effective Age(5)	26
(1)    ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.
(2)    During the year ended December 31, 2021.
(3)    Represents the percentage change in contractual ABR PSF in the first year of the new lease relative to contractual ABR PSF in the last year of the old lease. For purposes of calculating rent spreads, ABR PSF includes the GLA of lessee-owned leasehold improvements. Based on comparable leases only, which consist of new leases signed on units that were occupied within the prior 12 months and renewal or option leases signed with the same tenant in all or a portion of the same location or that include the expansion into space that was occupied within the prior 12 months. New leases signed on units that have been vacant for longer than 12 months, new leases signed on first generation space, and new leases that are ancillary in nature regardless of term are deemed non-comparable and excluded from New Rent Spreads. Renewals that include the expansion of an existing tenant into space that has been vacant for longer than 12 months and renewals that are ancillary in nature regardless of term are deemed non-comparable and excluded from Renewal Rent Spreads.
(4)    Based on number of shopping centers.
(5)    Effective age is calculated based on the year of the most recent redevelopment of the shopping center or based on the year built if no redevelopment has occurred.

Impacts on Business from COVID-19
The global outbreak of COVID-19 and the public health measures that have been undertaken in response have had a significant adverse impact on our business, our tenants, the real estate market, the financial markets, and the global economy. See “Impacts on Business from COVID-19” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities, and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by a commitment to operate in a socially responsible manner that allows us to realize our purpose of owning and managing properties that are the centers of the communities we serve.

Driving Internal Growth. Our primary drivers of internal growth include (i) embedded contractual rent escalations, (ii) below-market rents which may be reset to market as leases expire, and (iii) occupancy growth. Strong new leasing productivity, a focus on merchandising, and enhanced underwriting processes have also enabled us to consistently improve the credit of our tenancy and the vibrancy and relevancy of our Portfolio to retailers and consumers. During 2021, we executed 639 new leases representing approximately 3.1 million square feet and 1,641 total leases, including renewals and options, representing approximately 10.0 million square feet.

We believe that rents across our Portfolio are well below market, which provides us with a key competitive advantage in attracting and retaining tenants. During 2021, we achieved new lease rent spreads of 27.6% and blended new and renewal rent spreads of 11.4% excluding options, or 10.1% including options. Looking forward, the weighted average expiring ABR PSF of anchor lease expirations through 2024 is $9.76 compared to a weighted average ABR PSF of $14.15 for new anchor leases signed during 2021.

Our occupancy increased in 2021 due to lower than historical levels of tenant move-outs and robust, broad-based leasing demand. Such demand is supported by the acceleration of retail trends that predate COVID-19, including the desire of many retailers to locate in retail formats that provide greater proximity to the customer, as well as the reallocation of daytime traffic to many of our communities due to increased suburbanization and enhanced work-from-home flexibility. We believe there is opportunity for further occupancy gains in our Portfolio, particularly for spaces less than 10,000 square feet, as such spaces will benefit from our continued efforts to improve the quality of our anchor tenancy and the overall vibrancy and relevancy of our centers. As of December 31, 2021, leased occupancy was 86.7% for spaces less than 10,000 square feet, while our total leased occupancy was 92.0%. The spread between our total leased occupancy and our total billed occupancy was 330 basis points and our total signed but not yet commenced lease population, which includes certain leases on spaces that will be vacated by existing tenants, represented 2.6 million square feet and $50.3 million of ABR, providing us strong visibility on our future growth.

Pursuing value-enhancing reinvestment opportunities. We believe that we have significant opportunity to achieve attractive risk-adjusted returns by investing capital in the repositioning and/or redevelopment of certain assets in our Portfolio. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing our overall merchandise mix and tenant quality. During 2021, we stabilized 41 anchor space repositioning, redevelopment, and outparcel development projects, with a weighted average incremental net operating income (“NOI”) yield of 11% and an aggregate cost of $168.2 million. As of December 31, 2021, we had 50 projects in process with an expected weighted average incremental NOI yield of 9% and an aggregate anticipated cost of $374.3 million. In addition, we have identified a pipeline of future reinvestment projects aggregating approximately $1.0 billion of potential capital investment, which we expect to execute over the next several years at NOI yields that are generally consistent with those which we have recently realized.

Prudently executing on acquisition and disposition activity. We intend to actively pursue acquisition and disposition opportunities in order to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. In general, our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise to create value, while our disposition strategy focuses on selling assets when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. Our acquisition activity may include acquisitions of open-air shopping centers, non-owned anchor spaces and retail buildings and/or outparcels at, or adjacent to, our shopping centers.

During 2021, we acquired $258.8 million of assets, including transaction costs and closing credits, and generated aggregate net proceeds of $237.4 million from property dispositions. Acquisitions were funded through a combination of net proceeds from property dispositions and available cash.

Maintaining a Flexible Capital Structure Positioned for Growth. We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies.

During 2021, we issued $850.0 million of senior unsecured notes and utilized the net proceeds to repay our $350.0 million term loan and all $500.0 million of our senior unsecured notes originally scheduled to mature in 2023. As of December 31, 2021, we had $1.2 billion of available liquidity under our $1.25 billion revolving credit facility (the “Revolving Facility”) and $297.7 million of cash and cash equivalents and restricted cash, and we had $250.0 million of debt maturities in February 2022 and no debt maturities in 2023.

Operating in a Socially Responsible Manner. We believe that prioritizing the well-being of all our stakeholders is critical to delivering consistent, sustainable growth. As such, our Corporate Responsibility strategy is driven by creating partnerships that improve the social, economic, and environmental well-being of all our stakeholders and is guided by our mission to ensure that our shopping centers are the centers of the communities we serve. We work to provide welcoming, safe, and attractive retail centers for our tenants and their customers to gather, connect, and engage, both within stores at our centers and in public spaces throughout our Portfolio. We further support our communities by hosting local events, volunteering, and providing aid in times of need. We strive to be a key partner in the success of our retailers, and we do so by providing them proactive property management, ongoing tenant coordination, and additional services such as marketing support for our local tenants. We monitor our success through biennial tenant engagement surveys and implement changes based on feedback received.

In 2020, management established an ESG Steering Committee that is comprised of executives and senior leadership from a variety of functional areas and is led by our Senior Vice President, Operations & Sustainability. The ESG Steering Committee meets quarterly and focuses on setting, implementing, monitoring, and communicating our Corporate Responsibility strategy and related initiatives. We also hold periodic company-wide corporate responsibility trainings to ensure initiatives are communicated effectively throughout the organization.

Our Board of Directors, through our Nominating and Governance Committee, oversees our Corporate Responsibility initiatives to ensure that our actions consistently demonstrate our strong commitment to operating in an environmentally and socially responsible manner. To facilitate their oversight, the Nominating and Governance Committee and the Board of Directors are provided frequent updates by our senior leadership. Importantly, Corporate Responsibility objectives are included as part of our executives’ goals, and the achievement of such goals impacts the individual performance portion of their compensation.

Additional detailed information regarding our Corporate Responsibility strategy can be found in our Corporate Responsibility Report at https://www.brixmor.com/why-brixmor/corporate-responsibility and in our investor relations presentations.

•Environmental Responsibility: In 2021, the ESG Steering Committee formalized the Company’s Climate Change Policy, which prescribes our strategy for the assessment of and response to risks and opportunities posed by climate change and natural hazards to our properties, our tenants, and the communities we serve. As part of this policy, we set a goal to achieve net zero carbon emissions by 2045 for areas under our operational control. We also became a signatory to the Science Based Targets initiative (“SBTI”) aligned with the 1.5 degree Celsius pathway, committing to an interim reduction of 50% for greenhouse gas emissions by 2030 for areas under our operational control. As of December 31, 2020, we have achieved a 36% reduction against this interim SBTI goal. We also continue to make meaningful progress towards reducing our electric and water usage through initiatives such as green lease provisions, which establish a framework for promoting sustainable operations in a triple net lease environment and provide tenants access to lower-cost on-site renewable energy, LED lighting conversions, Xeriscaping and careful management of irrigation systems, and installation of electric vehicle charging stations. Our ongoing commitment to sustainability is also evident in our approach to value-enhancing reinvestment activity, which transforms properties to meet the needs of the communities we serve through strategic repositioning and redevelopment activity, executed with a focus on resource efficiency and resiliency. As a result of our combined environmental sustainability efforts, we have been recognized by GRESB as a Green Star recipient and by the U.S. Department of Energy Better Buildings Alliance/The Institute for Market Transformation as a Green Lease Leader at the highest Gold level. In addition, we earned an “A” rating in GRESB’s 2021 Public Disclosure Score, which measures material sustainability disclosures of listed property companies and REITs globally.

•Human Capital: As of December 31, 2021, we had 501 employees, including 500 full-time employees. Our talented and committed employees are the foundation of our success. Together we focus on building a culture that is supportive, collaborative and inclusive, that provides opportunities for both personal and professional growth, and that empowers and encourages thinking and acting like owners in order to create value for all stakeholders. We believe this approach enables us to attract and retain diverse and talented professionals and creates collaborative, skilled, and motivated teams. The pillars of our human capital strategy are:

◦Engagement and connectivity: We believe that employees that are personally engaged in our vision to be the center of the communities we serve and are connected with similarly engaged colleagues will be more effective in their roles. Company-wide recognition of excellence is one way we show our team members how important they are to the company and each other. Our quarterly employee awards include the “Our Center is You” award, which recognizes employees for immersing themselves in and serving our communities, and the “Find A Better Way” award, which recognizes ingenuity. We foster connectivity through company-wide enrichment events, like our TED-Talk style “Big Brain Days” where leading authors discuss topics to inspire individual and team growth, book clubs, and annual company-wide community service projects, which have focused on important social issues such as food insecurity and implicit bias. We believe our engagement and connectivity initiatives have contributed to our 98% employee satisfaction score and 100% participation in annual performance reviews and talent development discussions.

◦Growth: We encourage our employees to grow and develop their interests and passions by providing a number of professional and personal training and learning opportunities. In addition to comprehensive training programs geared towards specific job functions, we also provide a number of innovative development programs, such as a two-year intensive apprenticeship program for entry level employees in leasing, property management, and construction; “BRX Connect,” an internal exchange program that permits employees to learn about other functions within the company; “Personal Development Accounts,” which provide time off and expense reimbursement for a personal or professional development activity chosen by the employee; Predictive Index Behavioral Assessments, which enhance self-awareness and effective collaboration; and One Day University and LinkedIn Learning memberships, available to all employees to stimulate personal growth.

◦Health and well-being: Our commitment to the health and well-being of our employees is a crucial component of our culture. We provide a wide-range of employee benefits including comprehensive medical, prescription, dental and vision insurance coverage (the majority of which is paid by the company), paid maternity, paternity and adoption leave, matching 401(k) contributions, free life insurance, disability benefits and spousal death benefits, education assistance reimbursements, and flex time. We also encourage healthy lifestyles, through initiatives such as an annual wellness spending account, free access to online applications such as Noom for healthy weight management and Headspace for mindfulness and meditation, weekly live meditation breaks, and health-oriented employee competitions, like our “Summer Step Challenge” where all employees are offered a free fitness tracker. In 2021, we began hosting Wellness Wednesdays, which include live demonstrations on topics such as healthy cooking, time management, and personal finance. We also ensure that all employees are supported by promoting mental health awareness though free access to licensed counselors.

Our commitment to these pillars of our human capital strategy has guided our response to the extraordinary challenges presented by the COVID-19 pandemic. While our physical offices were closed, we invested significant resources to ensure all employees were safe, functional, and efficient while working at home. We supplemented our health and well-being programs with counseling sessions and provided additional resources for parents navigating schooling challenges. For any employees directly impacted by COVID-19, we have ensured the availability of appropriate time off, coverage for their work responsibilities, and additional support as needed. In the second half of 2021, we implemented a hybrid work schedule for all of our employees that we believe will maximize engagement, collaboration, and efficiency, while also supporting a healthy work-life balance.

We believe our success is driven by an inclusive environment that reflects the diversity of the communities we serve. We therefore advocate for diversity and inclusion in every part of our organization and strive to create equal opportunities for all current and future employees. We believe a culture based on diversity and inclusion is critical to our ability to attract and retain talented employees and to deliver on our strategic goals and objectives. Every year each employee signs a pledge to commit to helping us create and maintain an inclusive culture free from harassment based on race, sexual orientation, gender, and other protected classes. In 2020, we formed a Diversity & Inclusion Leadership Council, which reports directly to our CEO and assists us in maintaining best practices and behaviors to enhance inclusion and promote diversity, and in 2021, we formed an Employee Resource Group to further these initiatives. Also, in 2021, our CEO signed the CEO Action for Diversity & InclusionTM pledge, which is the largest CEO-driven business commitment to advance diversity and inclusion in the workplace. We regularly feature diversity and inclusion themes in our trainings and community events, such as our Big Brain Days. In addition, our summer internship program is focused on growing diversity through hiring early-in-career talent. Furthermore, to ensure ample diversity of job candidates, we utilize targeted recruitment and partnerships with diversity and inclusion-focused organizations such as Jopwell, a community and job board for diverse professionals, and ICSC Launch Academy. In 2021, our diversity and inclusion goals were formalized and outlined in our 2021 Corporate Responsibility Report, and we will measure and report on our progress annually to provide greater transparency and accountability.

Tenants
Our national portfolio is thoughtfully merchandised with non-discretionary and value-oriented retailers, as well as consumer-oriented service providers, and is home to a broad mix of national and regional tenants and local entrepreneurs. As of December 31, 2021, we had over 5,000 diverse tenants in our portfolio, including many vibrant new retailers added over the past several years, and approximately 70% of our properties were anchored by a grocery store.

See “Item 2. Properties” for further information on our 20 largest tenants.

Compliance with Government Regulations
We are subject to federal, state, and local regulations, including environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. As of December 31, 2021, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business, financial condition, or results of operations. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations that could be material. See “Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs” and “Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that would adversely affect our cash flows” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations. In addition, during the COVID-19 pandemic, our properties and our tenants have been subject to public-health regulations that have impacted our operations and our business. See “The current pandemic of the novel coronavirus, or COVID-19, and future public health crises, could materially and adversely affect our financial condition, operating results, and cash flows” in Item 1A. “Risk Factors” for further information regarding these regulations.

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

REIT Qualification
We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, have maintained such requirements through our taxable year ended December 31, 2021, and intend to satisfy such requirements for subsequent taxable years. As a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and value of our assets, the amounts we distribute to our stockholders, and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forgo otherwise attractive opportunities or limit the manner in which we conduct our operations. See “Risks Related to our REIT Status and Certain Other Tax Items” in Item 1A. “Risk Factors” for further information.

Executive Officers
As of December 31, 2021, each of our executive officers has been employed by us for more than five years and included the following:

Name	Position	Year Joined(1)	Age
James Taylor	President, Chief Executive Officer	2016	55
Angela Aman	Executive Vice President, Chief Financial Officer	2016	42
Brian T. Finnegan	Executive Vice President, Chief Revenue Officer	2004	41
Mark T. Horgan	Executive Vice President, Chief Investment Officer	2016	46
Steven F. Siegel	Executive Vice President, General Counsel and Secretary	1991	61
Carolyn Carter Singh	Executive Vice President, Chief Talent Officer	2001	59
(1)    Includes predecessors of Brixmor Property Group Inc.

Corporate Headquarters
Brixmor Property Group Inc., a Maryland corporation, was incorporated in 2011. The Operating Partnership, a Delaware limited partnership, was formed in 2011. Our principal executive offices are located at 450 Lexington Avenue, New York, New York 10017, and our telephone number is (212) 869-3000.

Our website address is https://www.brixmor.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. You may access these filings by visiting “SEC Filings” under the “Financial Info” section of the “Investors” portion of our website. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information for issuers, such as us, that file electronically with the SEC at https://www.sec.gov.

Financial and other material information regarding our company is routinely posted on and accessible at the “Investors” portion of our website at https://www.brixmor.com. Investors and others should note that we use our website as a channel of distribution of material information to our investors. Therefore, we encourage investors and others interested in our company to review the information we post on the “Investors” portion of our website. In addition, you may enroll to automatically receive e-mail alerts and other information about our company by visiting “Email Alerts” under the “Additional Info” section of the “Investors” portion of our website.

Dividend Reinvestment & Direct Stock Purchase Plan
Our registrar and stock transfer agent is Computershare Trust Company, N.A. We offer a Dividend Reinvestment and Direct Stock Purchase Plan, providing shareholders and new investors with a simple and convenient method of investing in additional shares of common stock without payment of transaction or processing fees, service charges or other expenses. Plan inquiries may be directed to (877) 373-6374, or (781) 575-2879 if located outside the U.S.

Item 1A. Risk Factors
Risks Related to Our Portfolio and Our Business
Adverse economic, market and real estate conditions may adversely affect our financial condition, operating results, and cash flows.
Our Portfolio is predominantly comprised of community and neighborhood shopping centers. Our performance is, therefore, subject to risks associated with owning and operating these types of real estate assets. See “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K for the factors that could affect our rental income and/or property operating expenses and therefore adversely affect our financial condition, operating results, and cash flows.

The current pandemic of the novel coronavirus, or COVID-19, and future public health crises, could materially and adversely affect our financial condition, operating results, and cash flows.
The COVID-19 pandemic has had and may continue to have, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 pandemic evolved rapidly and many countries, and state and local governments in the U.S., including those in which we own properties, reacted by instituting government restrictions, border closings, quarantines, shelter-in-place orders, and social distancing guidelines, which forced many of our tenants to temporarily close stores, reduce hours, or significantly limit service, and resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020.

Certain tenants experiencing economic difficulties during the pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. We have experienced an increase in the number of tenants that are delinquent in their lease obligations and in 2020 we recognized significantly higher levels of revenues deemed uncollectible and straight-line rent receivable reversals than historical levels. The COVID-19 pandemic may have a material adverse effect on our financial condition, operating results, and cash flows due to, among others, the following factors:

•additional store closures at our properties resulting from related future government or tenant actions;
•changes in consumer behavior that reduce the frequency of visits to our shopping centers, including as a result of increased e-commerce;
•a deterioration in our or our tenants’ ability to operate or delays in the supply of products or services to us or our tenants from vendors that are essential for efficient operations;
•the inability of our tenants to meet their lease obligations to us due to changes in their businesses or local or national economic conditions, including labor unavailability, inflation, and/or reduced consumer discretionary spending; and
•liquidity issues resulting from reduced cash flow from operations.

The extent to which the COVID-19 pandemic continues to impact us and our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, treatment developments, public adoption rates of COVID-19 vaccines, including booster shots, the effectiveness of vaccines, booster shots, and treatments against emerging variants of COVID-19 such as the Delta and Omicron variants, the direct and indirect economic effects of the pandemic and containment measures, and potential sustained changes in consumer behavior, among others. Adverse developments related to these conditions could increase the number of tenants that close their stores, that are unable to meet their lease obligations to us, and/or that file for bankruptcy protection, and could limit the demand for space from new tenants. The fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, operating results, and cash flows.

We face considerable competition in the leasing market and may be unable to renew leases or re-lease space as leases expire. Consequently, we may be required to make rent or other concessions and/or incur significant capital expenditures to retain existing tenants or attract new tenants, which could adversely affect our financial condition, operating results, and cash flows.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers, and e-commerce, which compete with our Portfolio in attracting and retaining retailers. As of December 31, 2021, leases are scheduled to expire in our Portfolio on a total of approximately 9.1% of leased GLA during 2022. We may not be able to renew or promptly re-lease expiring space and even if we do renew or re-lease such space, future rental rates may be lower than current rates and other terms may not be as favorable. In addition, we may be required to incur significant capital expenditures in order to retain existing tenants or attract new tenants. In these situations, our financial condition, operating results, and cash flows could be adversely impacted.

We face considerable competition for tenants and the business of consumers. Consequently, we actively reinvest in our Portfolio in the form of repositioning and redevelopment projects. Such projects have inherent risks that could adversely affect our financial condition, operating results, and cash flows.
In order to maintain the attractiveness of our Portfolio to retailers and consumers, we actively reinvest in our assets in the form of repositioning and redevelopments projects. In addition to the risks associated with real estate investments in general, as described elsewhere, the risks associated with repositioning and redevelopment projects include: (1) delays or failures in obtaining necessary zoning, occupancy, land use, and other governmental permits; (2) abandonment of projects after expending resources to pursue such opportunities; (3) cost overruns; (4) construction delays; (5) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; and (6) exposure to fluctuations in the general economy due to the time lag between commencement and completion of such projects. If we fail to reinvest in our Portfolio or maintain its attractiveness to retailers and consumers, if our capital improvements are not successful, or if retailers and consumers perceive that shopping at other venues (including e-commerce) is more convenient, cost-effective, or otherwise more compelling, our financial condition, operating results, and cash flows could be adversely impacted.

Our performance depends on the financial health of tenants in our Portfolio and our continued ability to collect rent when due. Significant retailer distress across our Portfolio could adversely affect our financial condition, operating results, and cash flows.
Our income is substantially derived from rental income on real property. As a result, our performance depends on the collection of rent from tenants in our Portfolio. Our income would be adversely affected if a significant number of our tenants failed to make rental payments when due. In addition, many of our tenants rely on external sources of financing to operate and grow their businesses, and disruptions in credit markets could adversely affect the ability of our tenants to obtain financing on favorable terms or at all. If our tenants are unable to secure necessary financing to continue to operate or expand their businesses, they may be unable to meet their rent obligations, renew leases, or enter into new leases with us, which could adversely affect our financial condition, operating results, and cash flows.

In certain circumstances, a tenant may have a right to terminate its lease. For example, a failure by an anchor tenant to occupy their leased premises could result in lease terminations or reductions in rent due from certain other tenants in that shopping center. In such situations, we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms. The loss of rental income from a significant number of tenants and difficulty in replacing such tenants could adversely affect our financial condition, operating results, and cash flows.

We may be unable to collect balances and/or future contractual rents due from tenants that file for bankruptcy protection, which could adversely affect our financial condition, operating results, and cash flows.
When a tenant files for bankruptcy protection, we may not be able to collect amounts owed to us by that party prior to the bankruptcy filing. In addition, after filing for bankruptcy protection, a tenant may terminate any or all of its leases with us, which would result in a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us over the remainder of the lease term. In these situations, we cannot be certain that we will be able to re-lease such space on similar or economically advantageous terms, and we may be required to incur significant capital expenditures to re-lease the space, which could adversely affect our financial condition, operating results, and cash flows.

Our expenses may remain constant or increase, even if income from our Portfolio decreases, which could adversely affect our financial condition, operating results, and cash flows.
Costs associated with our business, such as common area expenses, utilities, insurance, real estate taxes, and corporate expenses, are relatively inflexible and generally do not decrease in the event that a property is not fully occupied, rental rates decrease, a tenant fails to pay rent, or other circumstances cause our revenues to decrease. In addition, inflation and increases in real estate taxes in certain jurisdictions in which we operate, could result in higher operating costs. If we are unable to lower our operating costs when revenues decline and/or are unable to fully pass along cost increases to our tenants, our financial condition, operating results, and cash flows could be adversely impacted.

We intend to continue to actively recycle capital by selling certain non-strategic shopping centers. However, real estate property investments are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results, and cash flows.
Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. We may be required to expend funds to correct defects or to make capital improvements before a property can be sold and we cannot assure that we will have funds available to make such capital improvements; therefore, we may be unable to sell a property on favorable terms or at all. In addition, the ability to sell assets in our Portfolio may also be restricted by certain covenants in our debt agreements, such as the credit agreement governing our senior unsecured credit facility, as amended April 29, 2020 (the “Unsecured Credit Facility”). As a result, we may be unable to realize our investment objectives through dispositions, which could adversely affect our financial condition, operating results, and cash flows.

Our real estate assets may be subject to impairment charges.
We periodically assess whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, including the impact of COVID-19, that the carrying value of our real estate assets (including any related intangible assets or liabilities) may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. In our estimate of cash flows, we consider trends and prospects for a property and the effects of demand and competition on expected future operating income and/or property values. If we are evaluating the redevelopment or potential sale of an asset, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have an adverse effect on our operating results in the period in which the charge is recognized.

We face competition in pursuing acquisition opportunities that could increase the cost of such acquisitions and/or limit our ability to grow, and we may not be able to generate expected returns or successfully integrate completed acquisitions into our existing operations, which could adversely affect our financial condition, operating results, and cash flows.
We continue to evaluate the market for potential acquisitions and we may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully integrate, operate, reposition, or redevelop such properties is subject to several risks. We may be unable to acquire a desired property because of competition from other real estate investors, including from other well-capitalized REITs and institutional investment funds. Even if we are able to acquire a desired property, competition from such investors may significantly increase the purchase price. We may also abandon acquisition activities after expending significant resources to pursue such opportunities. Once we acquire new properties, these properties may not yield expected returns for several reasons, including: (1) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (2) inability to successfully integrate new properties into existing operations; and (3) exposure to fluctuations in the general economy, including due to the time lag between signing definitive documentation to acquire a new property and the closing of the acquisition. If any of these events occur, the cost of the acquisition may exceed initial estimates or the expected returns may not achieve those originally contemplated, which could adversely affect our financial condition, operating results, and cash flows.

We utilize a significant amount of indebtedness in the operation of our business. Required debt service payments and other risks related to our debt financing could adversely affect our financial condition, operating results, and cash flows.
As of December 31, 2021, we had approximately $5.2 billion aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, pay dividends, including those necessary to maintain our REIT qualification, or use for other purposes; (2) increase our vulnerability to an economic downturn or various competitive pressures, as debt payments are not reduced if the economic performance of any property, or the Portfolio as a whole, deteriorates; and

(3) limit our flexibility to respond to changing business and economic conditions. In addition, non-compliance with the terms of our debt agreements could result in the acceleration of a significant amount of indebtedness and could materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing on favorable terms or at all. Any of these outcomes could adversely affect our financial condition, operating results, and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, and an increase in our debt service obligations may adversely affect our operating results, and cash flows.
As of December 31, 2021, borrowings under our unsecured $300.0 million term loan agreement, as amended on April 29, 2020 (the “$300 Million Term Loan”), and unsecured $250.0 million Floating Rate Senior Notes due 2022 (the “2022 Notes”) bear interest at variable rates. In addition, we had $1.2 billion of available liquidity under the Revolving Facility that would bear interest at variable rates upon borrowing. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to interest rate risk, we have entered into interest rate swap agreements on $300.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap agreements, a 100 basis point increase in interest rates would result in a $2.5 million increase in annual interest expense.

We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined.
In July 2017, the Financial Conduct Authority that regulates the London Interbank Offered Rate (“LIBOR”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it intends to extend the cessation date for most LIBOR tenors to June 30, 2023. We are not able to predict when LIBOR may be limited or discontinued. As of December 31, 2021, we had $550.0 million of debt and four interest rate swaps with an aggregate notional value of $300.0 million outstanding that were indexed to LIBOR. In addition, we had $1.2 billion of available liquidity under the Revolving Facility that would be indexed to LIBOR upon borrowing. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued and contracts must be transitioned to a new alternative rate. Due to the extension noted above, we currently expect that all of our contracts indexed to LIBOR will either mature or be required to be transitioned to an alternative rate by June 30, 2023. However, it is possible that LIBOR may be discontinued prior to then. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. Transitioning to an alternative rate may be challenging for some instruments, as they may require negotiation with the respective counterparty. Any of these events could have an adverse effect on our financing costs, and as a result, our financial condition, operating results, and cash flows.

We may be unable to obtain additional capital through the debt and equity markets, which could have an adverse effect on our financial condition, operating results, and cash flows.
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
Our creditworthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry. Our credit rating can affect our ability to access debt capital, as well as the terms of certain existing and future debt financing we may obtain. Since we depend on debt financing to fund our business, an adverse change in our credit rating, including changes in our credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could adversely affect our financial condition, operating results, and cash flows.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition, operating results, and cash flows.
Our debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur secured and unsecured debt. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default and acceleration of certain of our indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay or refinance such indebtedness on favorable terms, or at all, which could adversely affect our financial condition, operating results, and cash flows.

An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties.
We carry comprehensive liability, fire, extended coverage, business interruption, and acts of terrorism insurance with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from hurricanes, tornadoes, floods, earthquakes, terrorism, or wars, where coverages are limited or deductibles may be higher. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and to obtain liability and property damage insurance policies at the tenant’s expense, kept in full force during the term of the lease. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of the capital invested in, and anticipated revenue from, one or more of the properties, which could adversely affect our financial condition, operating results, and cash flows.

Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs.
We are subject to federal, state, and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property. Under various federal, state, and local laws, ordinances, and regulations, we may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in our properties or disposed of by us or our tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is the case with many community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gas stations, the prior or current use of which could potentially increase our environmental liability exposure. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to lease such property, to borrow funds using such property as collateral, or to dispose of such property.

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

Finally, we can provide no assurance that we are aware of all potential environmental liabilities or that the environmental studies performed by us have identified or will identify all material environmental conditions that may exist with respect to any of the properties in our Portfolio; that any previous owner, occupant, or tenant did not create any material environmental condition not known to us; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; or that changes in environmental laws and regulations will not result in additional environmental liabilities to us.

Further information relating to recognition of remediation obligations in accordance with GAAP is discussed under the heading “Environmental matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that would adversely affect our financial condition, operating results, and cash flows.
All of the properties in our Portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could necessitate the removal of access barriers, and non-compliance could result in the imposition of fines by the U.S. government, awards of damages to private litigants, or both. We are continually assessing our Portfolio to determine our compliance with the current requirements of the ADA. We are required to comply with the ADA within the common areas of our Portfolio and we may not be able to pass on to our tenants the costs necessary to remediate any common area ADA issues, which could adversely affect our financial condition, operating results, and cash flows. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes, and other regulations, as they may be adopted by governmental agencies and bodies and become applicable to our Portfolio. As a result, we may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements. The resulting expenditures and restrictions could adversely affect our financial condition, operating results, and cash flows.

We and our tenants face risks relating to cybersecurity attacks that could cause the loss of confidential information or other business disruptions.
We rely extensively on computer systems to operate and manage our business and process transactions, and as a result, our business is at risk from, and may be impacted by, cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and/or computer systems. Attacks can be either individual or highly organized attempts by very sophisticated organizations. We employ a variety of measures to prevent, detect, and mitigate these threats, which include password protection, frequent mandatory password change events, multi-factor authentication, mandatory employee trainings, firewall detection systems, frequent backups, a redundant data system for core applications, and annual penetration testing; however, there is no guarantee that such efforts will be successful in preventing or mitigating a cybersecurity attack. A cybersecurity attack, such as a ransomware attack, could compromise the confidential information, including the personally identifiable information, of our employees, tenants, and vendors, disrupt the proper functioning of our networks, result in misstated financial reports or loan covenants, and/or missed reporting deadlines, prevent us from properly monitoring our REIT qualification, result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space, or require significant management attention and resources to remedy any damages that result. A successful attack could also damage our reputation and result in significant remediation costs and potential litigation. Similarly, our tenants rely extensively on computer systems to process transactions and manage their businesses and thus are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our tenants or a deterioration in their reputation resulting from a cybersecurity attack could adversely impact our business operations. As of December 31, 2021, we have not had any material incidences involving cybersecurity attacks.

Severe weather, flooding, and other effects of climate change and other natural disasters such as earthquakes and wildfires, could adversely affect our financial condition, operating results, and cash flows.
Our properties have been and may in the future be adversely impacted by flooding, wildfires, high winds and other effects of severe weather conditions that may be caused or exacerbated by climate change. These events can force property closures, result in property damage, and/or result in delays in repositioning and/or redevelopment projects. Even if these events do not directly impact our properties, they may impact us through increased insurance, energy or other costs. In addition, changes in laws or regulations, including federal, state, or city laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our properties.

Risks Related to Our Organization and Structure
BPG’s board of directors may change significant corporate policies without stockholder approval.
BPG’s investment, financing, and dividend policies and our policies with respect to all other business activities, including strategy and operations, will be determined by BPG’s board of directors. These policies may be amended or revised at any time and from time to time at the discretion of BPG’s board of directors without a vote of our stockholders. BPG’s charter also provides that BPG’s board of directors may revoke or otherwise terminate our

REIT election without approval of BPG’s stockholders if it determines that it is no longer in BPG’s best interests to continue to qualify as a REIT. In addition, BPG’s board of directors may change BPG’s policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements. A change in any of these policies could have an adverse effect on our financial condition, operating results, and cash flows.

BPG’s board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.
BPG’s charter permits its board of directors to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and establish the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, BPG’s board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions that could have the effect of discouraging an unsolicited acquisition of us or a change of our control in which holders of some or a majority of BPG’s outstanding common stock may receive a premium for their shares over the then-current market price of our common stock.

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
BPG’s charter eliminates the liability of BPG’s directors and officers to us and BPG’s stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law and BPG’s charter, BPG’s directors and officers do not have any liability to BPG or BPG’s stockholders for money damages other than liability resulting from:

•actual receipt of an improper benefit or profit in money, property, or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

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

BPG’s charter provides that, to the maximum extent permitted under Maryland law, each of BPG’s non-employee directors, and any of their affiliates, may:

•acquire, hold, and dispose of shares of BPG’s stock or OP Units for his or her own account or for the account of others, and exercise all of the rights of a stockholder of Brixmor Property Group Inc. or a limited partner of our Operating Partnership, to the same extent and in the same manner as if he, she, or they were not BPG’s director or stockholder; and

•in his, her, or their personal capacity or in his, her, or their capacity as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor, or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation, or disposition of interests in mortgages, real property, or persons engaged in the real estate business.

Risks Related to our REIT Status and Certain Other Tax Items
If BPG does not maintain its qualification as a REIT, it will be subject to tax as a regular corporation and could face a substantial tax liability.
BPG intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, BPG could fail to meet various compliance requirements, which could jeopardize its REIT status. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for BPG to qualify as a REIT.

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

The Internal Revenue Service (“IRS”), the U.S. Treasury Department, and Congress frequently review U.S. federal income tax legislation, regulations, and other guidance. BPG cannot predict whether, when, or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be adopted. Any legislative action may prospectively or retroactively modify BPG’s tax treatment and, therefore, may adversely affect taxation of BPG or BPG’s stockholders. Stockholders should consult with their tax advisors with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in BPG’s stock.

Complying with REIT requirements may force BPG to liquidate or restructure investments or forgo otherwise attractive investment opportunities, and/or may discourage BPG from disposing of certain assets.
In order to qualify as a REIT, BPG must ensure that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash equivalents, government securities, and qualified REIT real estate assets. BPG’s investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless: (1) such issuer is a REIT; (2) BPG and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code; or (3) for purposes of the 10% value limitation only, the securities satisfy certain requirements and are not considered “securities” for this test. The total value of all of BPG’s investments in taxable REIT subsidiaries cannot exceed 20% of the value of BPG’s total assets. In addition, no more than 5% of the value of BPG’s assets can consist of the securities of any one issuer other than a taxable REIT subsidiary, and no more than 25% of the value of BPG’s total assets may be represented by debt instruments issued by “publicly offered REITs” (as defined under the Code) that are “nonqualified” (e.g., not secured by real property or interests in real property). If BPG fails to comply with these requirements, BPG must dispose of a portion of its assets within 30 days after the end of the calendar quarter in order to avoid losing its REIT status and suffering adverse tax consequences. In addition to the quarterly asset test requirements, BPG must annually satisfy two income test requirements, the 75% and 95% gross income tests, which require that at least 75% of BPG’s gross income be derived from passive real estate sources, including rents from real property, gains from the disposition of real property, and other specified qualifying real estate-sourced income. In addition, at least 95% of BPG’s gross income generally must be derived from items qualifying for the 75% income test and other specified interest, dividend, and portfolio-type income. As a result, BPG may be required to liquidate from its portfolio, or contribute to a taxable REIT subsidiary, otherwise attractive investments in order to maintain its qualification as a REIT. These actions could reduce BPG’s income and amounts available for distribution to its stockholders. BPG may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the asset diversification or income requirements for qualifying as a REIT.

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
In connection with BPG’s qualification as a REIT, BPG is required to annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Although it does not currently intend to do so, in order to satisfy this requirement, BPG is permitted, subject to certain conditions and limitations, to make distributions that are in whole or in part payable in shares of BPG’s stock. Taxable stockholders receiving such distributions will be required to include a portion, if not all, of such distributions as ordinary dividend income. As a result, stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received and may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. In addition, if a significant number of BPG’s stockholders elect to sell shares of BPG’s stock in order to pay taxes owed on dividend income, such sales may put downward pressure on the market price of BPG’s stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2021, our Portfolio was comprised of 382 shopping centers totaling approximately 67 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 MSAs in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2021, our three largest tenants by ABR were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc.

The following table summarizes the top 20 tenants by ABR in our Portfolio as of December 31, 2021 (dollars in thousands, except for PSF amounts):

Retailer	Owned Leases	Leased GLA	Percent of GLA	ABR	Percent of ABR	ABR PSF(1)
The TJX Companies, Inc.	87	2,629,639	3.9%	$31,244	3.5%	$11.88
The Kroger Co.	43	2,947,508	4.4%	21,633	2.4%	7.34
Burlington Stores, Inc.	31	1,479,953	2.2%	16,148	1.8%	10.91
Dollar Tree Stores, Inc.	124	1,440,678	2.1%	16,068	1.8%	11.15
Publix Super Markets, Inc.	32	1,430,950	2.1%	14,548	1.6%	10.17
Ross Stores, Inc	36	959,060	1.4%	11,742	1.3%	12.24
Ahold Delhaize	20	1,059,637	1.6%	11,273	1.3%	10.64
L.A Fitness International, LLC	14	566,362	0.8%	10,944	1.2%	19.32
PetSmart, Inc.	27	605,860	0.9%	9,302	1.0%	15.35
Albertson's Companies, Inc	13	740,399	1.1%	9,201	1.0%	12.43
Big Lots, Inc.	36	1,159,599	1.7%	8,213	0.9%	7.08
PETCO Animal Supplies, Inc.	33	447,890	0.7%	7,920	0.9%	17.68
Ulta Beauty, Inc.	29	326,152	0.5%	7,571	0.8%	23.21
Five Below, Inc.	43	391,619	0.6%	7,334	0.8%	18.73
Kohl's Corporation	12	914,585	1.4%	7,253	0.8%	7.93
Party City Holdco Inc.	32	464,729	0.7%	6,804	0.8%	14.64
The Michaels Companies, Inc.	22	496,954	0.7%	6,226	0.7%	12.53
Bed Bath & Beyond, Inc.	23	553,560	0.8%	6,101	0.7%	11.02
Staples, Inc.	23	476,334	0.7%	5,932	0.7%	12.45
Amazon.com, Inc. / Whole Foods Market Services, Inc.	9	300,997	0.4%	5,516	0.6%	18.33
TOP 20 RETAILERS	689	19,392,465	28.7%	$220,973	24.6%	$11.39
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes the geographic diversity of our Portfolio by state, ranked by ABR, as of December 31, 2021 (dollars in thousands, expect for PSF amounts):

	State	Number of Properties	GLA	Percent Billed	Percent Leased	ABR	ABR PSF(1)	Percent of Number of Properties	Percent of GLA	Percent of ABR
1	Florida	49	8,374,903	87.7%	91.8%	$120,036	$15.95	12.8%	12.4%	13.3%
2	California	27	5,073,076	90.9%	94.8%	98,666	22.17	7.1%	7.5%	11.0%
3	Texas	45	6,973,484	90.4%	92.8%	95,129	15.18	11.8%	10.3%	10.6%
4	New York	27	3,457,566	88.2%	96.5%	65,961	20.34	7.1%	5.1%	7.3%
5	Pennsylvania	26	4,998,492	90.4%	91.7%	65,316	17.24	6.8%	7.4%	7.3%
6	Georgia	29	4,288,396	88.5%	91.0%	45,661	12.02	7.6%	6.4%	5.1%
7	North Carolina	19	3,945,131	92.2%	93.8%	43,854	12.54	5.0%	5.8%	4.9%
8	New Jersey	16	2,828,773	86.8%	93.3%	43,799	17.65	4.2%	4.2%	4.9%
9	Illinois	15	3,582,076	78.1%	81.7%	40,803	14.64	3.9%	5.3%	4.5%
10	Michigan	16	2,996,800	86.7%	90.5%	35,380	13.63	4.2%	4.4%	3.9%
11	Ohio	14	3,016,774	88.1%	89.6%	34,802	14.98	3.7%	4.5%	3.9%
12	Connecticut	11	1,792,065	85.8%	85.9%	24,352	15.92	2.9%	2.7%	2.7%
13	Tennessee	8	1,849,963	96.6%	97.6%	23,194	13.03	2.1%	2.7%	2.6%
14	Colorado	7	1,594,567	86.4%	94.3%	21,943	15.50	1.7%	2.4%	2.4%
15	Massachusetts	10	1,507,803	90.3%	95.0%	19,165	15.15	2.6%	2.2%	2.1%
16	Kentucky	7	1,683,198	94.7%	95.9%	18,002	12.36	1.7%	2.6%	2.0%
17	South Carolina	8	1,431,918	86.4%	88.0%	17,252	13.86	2.1%	2.1%	1.9%
18	Minnesota	9	1,268,744	92.6%	94.4%	16,501	14.94	2.4%	1.9%	1.8%
19	Indiana	5	1,213,015	90.4%	92.8%	13,124	11.76	1.3%	1.9%	1.5%
20	Virginia	6	826,362	85.6%	91.8%	9,964	14.28	1.5%	1.3%	1.1%
21	New Hampshire	5	659,931	86.4%	91.6%	8,189	14.04	1.3%	1.0%	0.9%
22	Maryland	3	427,934	75.2%	91.8%	6,909	18.22	0.8%	0.6%	0.8%
23	Wisconsin	4	566,998	84.2%	84.7%	5,543	11.55	1.0%	0.8%	0.6%
24	Missouri	5	655,984	90.7%	93.0%	5,466	9.15	1.3%	1.0%	0.6%
25	Alabama	1	429,636	81.6%	84.8%	4,379	12.29	0.3%	0.6%	0.5%
26	Kansas	2	376,599	94.2%	94.2%	3,559	12.99	0.5%	0.6%	0.4%
27	Iowa	2	495,948	94.1%	94.1%	3,077	6.59	0.5%	0.7%	0.3%
28	Delaware	1	191,974	97.3%	97.3%	2,192	11.74	0.3%	0.3%	0.2%
29	Oklahoma	1	193,276	96.7%	100.0%	2,007	10.38	0.3%	0.3%	0.2%
30	Vermont	1	223,314	90.0%	90.0%	1,938	9.65	0.3%	0.3%	0.2%
31	Maine	1	287,533	94.8%	95.5%	1,872	17.62	0.3%	0.4%	0.2%
32	Arizona	1	165,350	67.1%	79.3%	1,806	13.77	0.3%	0.2%	0.2%
33	West Virginia	1	75,344	90.7%	90.7%	782	11.44	0.3%	0.1%	0.1%
TOTAL		382	67,452,927	88.7%	92.0%	$900,623	$15.42	100.0%	100.0%	100.0%
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes certain information for our Portfolio by unit size as of December 31, 2021 (dollars in thousands, expect for PSF amounts):

	Number of Units	GLA	Percent of GLA	Percent Billed	Percent Leased	ABR	ABR PSF(1)
≥ 35,000 SF	429	24,408,959	36.2%	93.5%	95.4%	$221,454	$10.75
20,000 – 34,999 SF	511	13,409,045	19.9%	90.0%	94.1%	140,349	11.23
10,000 – 19,999 SF	628	8,587,903	12.7%	88.8%	92.0%	112,950	14.67
5,000 – 9,999 SF	1,123	7,739,111	11.5%	83.2%	88.1%	123,312	18.90
< 5,000 SF	6,275	13,307,909	19.7%	81.5%	85.8%	302,558	27.35
TOTAL	8,966	67,452,927	100.0%	88.7%	92.0%	$900,623	$15.42

TOTAL ≥ 10,000 SF	1,568	46,405,907	68.8%	91.6%	94.4%	$474,753	$11.63
TOTAL < 10,000 SF	7,398	21,047,020	31.2%	82.2%	86.7%	425,870	24.22
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next 10 calendar years and thereafter, assuming no exercise of renewal options and including the GLA of lessee-owned leasehold improvements, as of December 31, 2021:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR PSF	ABR PSF at Expiration
M-M	316	925,791	1.5%	1.5%	$14.87	$14.87
2022	1,089	5,673,548	9.1%	8.7%	13.77	13.78
2023	1,124	7,015,328	11.3%	11.6%	14.88	15.02
2024	1,143	8,958,585	14.4%	13.1%	13.18	13.40
2025	929	7,755,001	12.5%	11.9%	13.77	14.06
2026	882	7,395,456	11.9%	12.0%	14.62	15.08
2027	640	6,257,566	10.1%	9.7%	13.96	15.21
2028	340	2,912,451	4.7%	5.3%	16.24	17.77
2029	367	3,841,848	6.2%	6.3%	14.80	16.42
2030	285	2,951,175	4.8%	4.8%	14.57	16.17
2031	295	2,745,081	4.4%	5.0%	16.34	18.48
2032+	447	5,597,591	9.1%	10.1%	16.43	19.09

More specific information with respect to each of our properties is set forth in Exhibit 99.1, which is incorporated herein by reference.

Leases
Our anchor tenants generally have leases with original terms ranging from 10 to 20 years, and may or may not contain renewal options for one or more additional periods. Smaller tenants typically have leases with original terms ranging from five to 10 years, and may or may not contain renewal options for one or more additional periods. Leases in our Portfolio generally provide for the payment of fixed monthly base rent. Certain leases also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a predetermined threshold. Leases typically provide for contractual increases in base rent over both the original lease term and any renewal option periods, and the reimbursement of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties.

The foregoing general description of the characteristics of the leases of our Portfolio is not intended to describe all leases, and material variations in lease terms may exist.

Insurance
We have a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance for the properties in our Portfolio. We formed Incap as part of our overall risk management program to stabilize insurance costs, manage exposure, and recoup expenses through the function of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements.

We also maintain commercial liability, fire, extended coverage, earthquake, business interruption, and rental loss insurance covering all of the properties in our Portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, industry practice, and the nature of the shopping centers in our Portfolio. In addition, tenants are generally required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and to obtain liability and property damage insurance policies at the tenant’s expense, kept in full force during the term of the lease. In the opinion of our management, all of the properties in our Portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses, such as losses from war. See “Risk Factors – Risks Related to Our Portfolio and Our Business – An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties.”

Item 3. Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BPG’s common stock trades on the New York Stock Exchange under the trading symbol “BRX.” As of February 1, 2022, the number of holders of record of BPG’s common stock was 593. This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

BPG has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, BPG must meet several organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Management intends to continue to satisfy these requirements and maintain BPG’s REIT status. As a REIT, BPG generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.

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

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income or capital gain income. Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital. These distributions, to the extent that they do not exceed the stockholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the stockholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and in excess of the stockholder’s adjusted tax basis in its common shares, the distributions will be treated as capital gains from the sale of common shares. For the taxable year ended December 31, 2021, 91.8% of the Company’s distributions to stockholders constituted taxable ordinary income and 8.2% constituted a return of capital. For the taxable year ended December 31, 2020, 100.0% of the Company’s distributions to stockholders constituted taxable ordinary income.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from December 31, 2016 through December 31, 2021, the cumulative total return of BPG’s common stock with the cumulative total return of the S&P 500 Index and the FTSE Nareit Equity Shopping Centers Index. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.

Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the year ended December 31, 2021.

Issuer Purchases of Equity Securities
On January 9, 2020, we established a new share repurchase program (the “Program”) for up to $400.0 million of our common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced our prior share repurchase program, which expired on December 5, 2019. During the three months and year ended December 31, 2021, we did not repurchase any shares of common stock. As of December 31, 2021, the Program had $375.0 million of available repurchase capacity.

Item 6. [Reserved]

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2021, our portfolio was comprised of 382 shopping centers (the “Portfolio”) totaling approximately 67 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2021, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Burlington Stores, Inc. (“Burlington”). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2021, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities, and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by a commitment to operate in a socially responsible manner that allows us to realize our purpose of owning and managing properties that are the centers of the communities we serve.

We believe the following set of competitive advantages positions us to successfully execute on our key strategies:

•Expansive Retailer Relationships – We believe that the scale of our asset base and our nationwide footprint represent competitive advantages in supporting the growth objectives of the nation’s largest and most successful retailers. We believe that we are one of the largest landlords by GLA to TJX, Kroger, and Burlington, as well as a key landlord to most major grocers and retail category leaders. We believe that our strong relationships with leading retailers afford us unique insight into their strategies and priority access to their expansion plans.

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

•Experienced Management – Senior members of our management team are seasoned real estate operators with extensive public company leadership experience. Our management team has deep industry knowledge and well-established relationships with retailers, brokers, and vendors through many years of operational and transactional experience, as well as significant capital markets capabilities and expertise in executing value-enhancing reinvestment opportunities.

Factors That May Influence Our Future Results
We derive our rental income primarily from base rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us for their proportionate share of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties.

Our ability to maintain or increase rental income is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases and/or lease available space. Increases in our property operating expenses, including repairs and maintenance, landscaping, snow removal, security, ground rent related to properties for which we are the lessee, utilities, insurance, real estate taxes, and various other costs, to the extent they are not reimbursed by tenants or offset by increases in rental income, will adversely impact our overall performance.

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

Impacts on Business from COVID-19
The global outbreak of the novel strain of coronavirus (“COVID-19”), including the Delta and Omicron variants, and the public health measures that have been undertaken in response have had a significant adverse impact on our business, our tenants, the real estate market, the financial markets and the global economy. The effects of COVID-19, including related government restrictions, border closings, quarantines, shelter-in-place orders, and social distancing guidelines, forced many of our tenants to temporarily close stores, reduce hours, or significantly limit service, and resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020. Since we cannot estimate when the COVID-19 pandemic and the responsive measures to combat it will end and to what extent certain restrictions will be maintained or later reinstated, we cannot estimate the ultimate operational and financial impact of COVID-19 on our business. The degree to which COVID-19 impacts our operating results in the future will depend on the factors discussed in “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K and in Item 1A. “Risk Factors”.

Approximately 70% of our shopping centers are anchored by grocery stores. Grocery stores and other essential tenants remained open throughout the pandemic and many have experienced stable or increased sales, which has helped and we believe will continue to help partially mitigate the adverse impact of COVID-19 on our business. As of February 1, 2022, we have collected 94% of base rent for the nine months ended December 31, 2020 and 97% of base rent for the year ended December 31, 2021. Certain tenants experiencing economic difficulties during the pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements. Rent deferrals have increased our Receivables, net. We are in ongoing discussions with our tenants regarding rent that has not yet been collected or addressed through executed deferral or abatement agreements.

Leasing Highlights
As of December 31, 2021, billed and leased occupancy were 88.7% and 92.0%, respectively, as compared to 87.8% and 90.7%, respectively, as of December 31, 2020.

The following table summarizes our executed leasing activity for the years ended December 31, 2021 and 2020 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Year Ended December 31, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,641	10,041,399	$16.05	$4.08	$1.84	10.1%
New and renewal leases	1,478	6,817,114	18.42	6.01	2.71	11.4%
New leases	639	3,055,371	18.66	12.14	5.92	27.6%
Renewal leases	839	3,761,743	18.22	1.03	0.10	6.3%
Option leases	163	3,224,285	11.04	—	—	7.1%

For the Year Ended December 31, 2020
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,381	9,558,058	$13.93	$3.47	$1.12	7.2%
New and renewal leases	1,184	6,202,624	15.46	5.33	1.73	7.3%
New leases	419	2,256,081	15.93	13.34	4.68	20.2%
Renewal leases	765	3,946,543	15.19	0.75	0.04	4.3%
Option leases	197	3,355,434	11.12	0.05	—	7.2%
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

Acquisition Activity
•During the year ended December 31, 2021, we acquired six shopping centers, one outparcel, and two land parcels for an aggregate purchase price of $258.8 million, including transaction costs and closing credits.

•During the year ended December 31, 2020, we acquired two land parcels for an aggregate purchase price of $3.4 million, including transaction costs.

Disposition Activity
•During the year ended December 31, 2021, we disposed of 17 shopping centers and 15 partial shopping centers for aggregate net proceeds of $237.4 million resulting in aggregate gain of $73.1 million and aggregate impairment of $1.9 million. In addition, during the year ended December 31, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

•During the year ended December 31, 2020, we disposed of 10 shopping centers, six partial shopping centers, and one land parcel for aggregate net proceeds of $121.4 million resulting in aggregate gain of $32.6 million and aggregate impairment of $8.0 million. In addition, during the year ended December 31, 2020, we received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
Revenues (in thousands)

	Year Ended December 31,
	2021	2020	$ Change
Revenues
Rental income	$1,146,304	$1,050,943	$95,361
Other revenues	5,970	2,323	3,647
Total revenues	$1,152,274	$1,053,266	$99,008

Rental income
The increase in rental income for the year ended December 31, 2021 of $95.4 million, as compared to the corresponding period in 2020, was due to a $105.2 million increase for assets owned for the full period, partially offset by a $9.8 million decrease in rental income due to the timing of acquisition and disposition activity. The increase for assets owned for the full period was due to (i) a $67.6 million decrease in revenues deemed uncollectible; (ii) a $25.8 million increase in straight-line rental income, net; (iii) a $7.1 million increase in expense reimbursements; (iv) a $3.3 million increase in ancillary and other rental income; (v) a $2.2 million increase in lease termination fees; (vi) a $2.2 million increase in base rent; and (vii) a $1.8 million increase in percentage rents; partially offset by (viii) a $4.8 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The decrease in revenues deemed uncollectible was primarily attributable to the impact of COVID-19 reserves in 2020 and recoveries of previously reserved amounts in 2021. The increase in straight-line rental income, net was primarily attributable to the impact of COVID-19 reserves in 2020. The $7.1 million increase in expense reimbursements for assets owned for the full period was primarily due to proactive, temporary cost reductions taken in 2020 in response to COVID-19, which reduced reimbursable operating costs. The $3.3 million increase in ancillary and other rental income for assets owned for the full period was primarily due to an increase in revenue from short-term and seasonal leases. The $2.2 million increase in base rent for assets owned for the full period was primarily due to a decrease in COVID-19 rent deferrals accounted for as lease modifications and rent abatements, in addition to contractual rent increases and positive rent spreads for new and renewal leases and option exercises of 10.1% during the year ended December 31, 2021 and 7.2% during the year ended December 31, 2020, partially offset by a decrease in weighted average billed occupancy.

Other revenues
The increase in other revenues for the year ended December 31, 2021 of $3.6 million, as compared to the corresponding period in 2020, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Year Ended December 31,
	2021	2020	$ Change
Operating expenses
Operating costs	$132,042	$111,678	$20,364
Real estate taxes	165,746	168,943	(3,197)
Depreciation and amortization	327,152	335,583	(8,431)
Impairment of real estate assets	1,898	19,551	(17,653)
General and administrative	105,454	98,280	7,174
Total operating expenses	$732,292	$734,035	$(1,743)

Operating costs
The increase in operating costs for the year ended December 31, 2021 of $20.4 million, as compared to the corresponding period in 2020, was due to a $21.1 million increase for assets owned for the full period primarily due to proactive, temporary cost reductions taken in 2020 in response to COVID-19 and a decrease in favorable insurance captive adjustments, partially offset by a $0.7 million decrease in operating costs due to the timing of acquisition and disposition activity.

Real estate taxes
The decrease in real estate taxes for the year ended December 31, 2021 of $3.2 million, as compared to the corresponding period in 2020, was due to a $2.6 million decrease due to the timing of acquisition and disposition activity and a $0.6 million decrease for assets owned for the full period.

Depreciation and amortization
The decrease in depreciation and amortization for the year ended December 31, 2021 of $8.4 million, as compared to the corresponding period in 2020, was due to a $6.0 million decrease for assets owned for the full period and a $2.4 million decrease due to the timing of acquisition and disposition activity.

Impairment of real estate assets
During the year ended December 31, 2021, aggregate impairment of $1.9 million was recognized on two shopping centers as a result of disposition activity. During the year ended December 31, 2020, aggregate impairment of $19.6 million was recognized on three shopping centers and one partial shopping center as a result of disposition activity and three operating properties. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the year ended December 31, 2021 of $7.2 million, as compared to the corresponding period in 2020, was primarily due to an increase in net compensation costs resulting from outperformance under our variable incentive programs, partially offset by a decrease in litigation and other non-routine legal expenses.

During the years ended December 31, 2021 and 2020, construction compensation costs of $16.6 million and $14.6 million, respectively, were capitalized to building and improvements and leasing legal costs of $2.5 million and $0.8 million, respectively, and leasing commission costs of $6.8 million and $5.7 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2021	2020	$ Change
Other income (expense)
Dividends and interest	$299	$482	$(183)
Interest expense	(194,776)	(199,988)	5,212
Gain on sale of real estate assets	73,092	34,499	38,593
Loss on extinguishment of debt, net	(28,345)	(28,052)	(293)
Other	(65)	(4,999)	4,934
Total other expense	$(149,795)	$(198,058)	$48,263

Dividends and interest
Dividends and interest remained generally consistent for the year ended December 31, 2021 as compared to the corresponding period in 2020.

Interest expense
The decrease in interest expense for the year ended December 31, 2021 of $5.2 million, as compared to the corresponding period in 2020, was primarily due to lower overall debt obligations.

Gain on sale of real estate assets
During the year ended December 31, 2021, we disposed of 16 shopping centers and 15 partial shopping centers that resulted in aggregate gain of $73.1 million. In addition, during the year ended December 31, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million. During the year ended December 31, 2020, we disposed of seven shopping centers, five partial shopping centers and one land parcel that resulted in aggregate gain of $32.6 million. In addition, during the year ended December 31, 2020, we received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million, and we received final insurance proceeds related to two shopping centers that were damaged by Hurricane Michael resulting in aggregate gain of $0.4 million.

Loss on extinguishment of debt, net
During the year ended December 31, 2021, we redeemed all $500.0 million of our 3.250% Senior Notes due 2023 and repaid $350.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended April 29, 2020 (the “Unsecured Credit Facility”), resulting in a $28.3 million loss on extinguishment of debt. Loss on extinguishment of debt includes $25.5 million of prepayment fees and $2.8 million of accelerated unamortized debt issuance costs and debt discounts. During the year ended December 31, 2020, we repurchased all $500.0 million of our 3.875% Senior Notes due 2022 and repaid a $7.0 million secured loan, resulting in a $28.1 million loss on extinguishment of debt, net. Loss on extinguishment of debt, net includes $26.2 million of prepayment fees and $1.9 million of accelerated unamortized debt issuance costs and debt discounts, net of premiums.

Other
The decrease in other expense for the year ended December 31, 2021 of $4.9 million, as compared to the corresponding period in 2020, was primarily due to favorable tax adjustments and legal settlements in the current year and unfavorable tax adjustments in the prior year.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 11, 2021, for a discussion of the comparison of the year ended December 31, 2020 to the year ended December 31, 2019.

Liquidity and Capital Resources
We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months and beyond for all anticipated uses, including all scheduled payments on our outstanding debt, current and anticipated tenant and other capital improvements, stockholder distributions to maintain our qualification as a REIT, and other obligations associated with conducting our business.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2021, we had $1.2 billion of available liquidity under our $1.25 billion revolving credit facility (the “Revolving Facility”) and $297.7 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs) and obligations under non-cancelable operating leases (excluding renewal options) as of December 31, 2021 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended December 31, 2022	Thereafter
Debt maturities (1)	$250.0	$4,918.5
Interest payments (1)(2)	182.5	892.8
Operating leases	6.0	40.5
Total	$438.5	$5,851.8

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2021. Amounts presented exclude debt premiums and discounts and deferred financing costs. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of these and other factors that could impact interest payments.

Other Essential Expenditures
We incur certain other essential expenditures in the ordinary course of business, such as common area expenses, utilities, insurance, real estate taxes, certain capital expenditures related to the maintenance of our properties, leasing capital expenditures, and corporate level expenses. The amount of common area expenses, utilities, and certain capital expenditures related to the maintenance of our properties that we incur depends on changes in the scope of services that we provide, changes in prevailing market rates, and changes in the size and composition of our Portfolio. Additionally, we carry comprehensive insurance to protect our Portfolio against various losses. The amount of insurance expense that we incur depends on the assessed value of our Portfolio, prevailing market rates, changes in risk, and the size and composition of our Portfolio. Furthermore, we incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on changes in the assessed value of our properties, changes in tax rates assessed by certain jurisdictions, and changes in the size and composition of our Portfolio. Leasing capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements, tenant allowances, and external leasing commissions. The amount of leasing capital expenditures that we incur depends on the volume and nature of leasing activity. Leases typically provide for the reimbursement of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties. However, these costs generally do not decrease if a property is not fully occupied, and certain costs are non-reimbursable.

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy this requirement and maintain our REIT status. Our Board of Directors will evaluate the dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income.

The following table summarizes our dividend activity for the fourth quarter of 2021 and the first quarter of 2022:

	Fourth Quarter 2021	First Quarter 2022
Dividend declared per common share	$0.240	$0.240
Dividend declaration date	October 28, 2021	February 1, 2022
Dividend record date	January 5, 2022	April 5, 2022
Dividend payable date	January 18, 2022	April 18, 2022

Opportunistic Expenditures
We also intend to utilize a significant amount of cash for opportunistic expenditures such as value-enhancing reinvestment and acquisition activity.

•The amount of reinvestment capital expenditures that we may incur in future periods is contingent on a variety of factors that may change from period to period, such as the number, total expected cost, and nature of value-enhancing reinvestment projects that we execute. See “Improvements to and investments in real estate assets” below for further information regarding our in-process reinvestment projects and pipeline of future reinvestment projects.

•The amount of future acquisition and disposition activity depends on the availability of opportunities that further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. Our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise to create value. Our acquisition activity may include acquisitions of open-air shopping centers, non-owned anchor spaces and retail buildings and/or outparcels at, or adjacent to, our shopping centers. We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket.

As previously discussed under the header “Impacts on Business from COVID-19”, the COVID-19 pandemic has had, and may continue to have, an adverse impact on our liquidity and capital resources. Future decreases in cash flow from operations resulting from rent deferrals or abatements, tenant defaults, or decreases in rental rates or occupancy, would decrease the cash available for the capital uses described above, including the payment of dividends. Since we do not know the ultimate scope, severity, and duration of the pandemic and the response thereto, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the impact it will have on our liquidity and capital resources.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$552,239	$443,101
Net cash used in investing activities	(331,005)	(167,249)
Net cash provided by (used in) financing activities	(293,578)	72,712

Brixmor Operating Partnership LP

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$552,239	$443,101
Net cash used in investing activities	(331,005)	(167,249)
Net cash provided by (used in) financing activities	(298,722)	62,714

Cash and cash equivalents and restricted cash for BPG and the Operating Partnership were $297.7 million and $282.6 million, respectively, as of December 31, 2021. Cash and cash equivalents and restricted cash for BPG and the Operating Partnership were $370.1 million and $360.1 million, respectively, as of December 31, 2020.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses, and interest expense.

During the year ended December 31, 2021, our net cash provided by operating activities increased $109.1 million as compared to the corresponding period in 2020. The increase was primarily due to (i) an increase in same property net operating income; (ii) an increase from net working capital; and (iii) an increase in lease termination fees; partially offset by (iv) an increase in cash outflows for interest expense; (v) a decrease in net operating income due to the timing of acquisition and disposition activity; and (vi) an increase in cash outflows for general and administrative expense.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment program.

During the year ended December 31, 2021, our net cash used in investing activities increased $163.8 million as compared to the corresponding period in 2020. The increase was primarily due to (i) an increase of $255.4 million in acquisitions of real estate assets; and (ii) an increase of $23.8 million in improvements to and investments in real estate assets; partially offset by (iii) an increase of $115.0 million in net proceeds from sales of real estate assets; and (iv) a $0.4 million decrease in purchases of marketable securities, net of proceeds from sales.

Improvements to and investments in real estate assets
During the years ended December 31, 2021 and 2020, we expended $308.6 million and $284.8 million, respectively, on improvements to and investments in real estate assets. In addition, during the years ended December 31, 2021 and 2020, insurance proceeds of $3.3 million and $7.5 million, respectively, were received and included in improvements to and investments in real estate assets.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of December 31, 2021, we had 50 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $374.3 million, of which $215.7 million has been incurred as of December 31, 2021. In addition, we have identified a pipeline of future reinvestment projects aggregating approximately $1.0 billion of potential capital investment, which we expect to execute over the next several years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or available liquidity under the Revolving Facility.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the year ended December 31, 2021, we acquired six shopping centers, one outparcel, and two land parcels for an aggregate purchase price of $258.8 million, including transaction costs and closing credits. During the year ended December 31, 2020, we acquired two land parcels for an aggregate purchase price of $3.4 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the year ended December 31, 2021, we disposed of 17 shopping centers and 15 partial shopping centers for aggregate net proceeds of $237.4 million. In addition, during the year ended December 31, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets. During the year ended December 31, 2020, we disposed of 10 shopping centers, six partial shopping centers and one land parcel for aggregate net proceeds of $121.4 million. In addition, during the year ended December 31, 2020, we received aggregate net proceeds of $1.0 million from previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the year ended December 31, 2021, our net cash provided by (used in) financing activities decreased $366.3 million as compared to the corresponding period in 2020. The decrease was primarily due to (i) a $308.7 million decrease in debt borrowings, net of repayments; and (ii) an $86.8 million increase in distributions to our common stockholders; partially offset by (iii) a $23.1 million decrease in repurchases of common stock; (iv) a $5.1 million increase in issuances of common stock; and (v) a $1.0 million decrease in deferred financing and debt extinguishment costs. The decrease in debt borrowings is primarily related to amounts drawn on the Revolving Facility in 2020 in order to bolster liquidity in response to COVID-19.

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

Funds From Operations
Nareit FFO (defined hereafter) is a supplemental, non-GAAP performance measure utilized to evaluate the operating and financial performance of real estate companies. Nareit defines funds from operations (“FFO”) as net income (loss), calculated in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

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

Our reconciliation of net income to Nareit FFO for the years ended December 31, 2021 and 2020 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Net income	$270,187	$121,173
Depreciation and amortization related to real estate	323,354	331,558
Gain on sale of real estate assets	(73,092)	(34,499)
Impairment of real estate assets	1,898	19,551
Nareit FFO	$522,347	$437,783
Nareit FFO per diluted share	$1.75	$1.47
Weighted average diluted shares outstanding	298,835	297,899

Same Property Net Operating Income
Same property net operating income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development and completed new development properties that have been stabilized for less than one year) as total property revenues (base rent, expense reimbursements, adjustments for revenues deemed uncollectible, ancillary and other rental income, percentage rents, and other revenues) less direct property operating expenses (operating costs and real estate taxes). Same property NOI excludes (i) corporate level expenses (including general and administrative), (ii) lease termination fees, (iii) straight-line rental income, net, (iv) accretion of below-market leases, net of amortization of above-market leases and tenant inducements, (v) straight-line ground rent expense, and (vi) income (expense) associated with our captive insurance company.

Considering the nature of our business as a real estate owner and operator, we believe that same property NOI is useful to investors in measuring the operating performance of our property portfolio because the definition excludes various items included in net income that do not relate to, or are not indicative of, the operating performance of our properties, such as depreciation and amortization, corporate level expenses (including general and administrative), lease termination fees, straight-line rental income, net, accretion of below-market leases, net of amortization of above-market leases and tenant inducements, and straight-line ground rent expense. We believe that same property NOI is also useful to investors because it further eliminates disparities in NOI due to the acquisition or disposition of properties or the stabilization of completed new development properties during the periods presented and therefore provides a more consistent metric for comparing the operating performance of our real estate between periods.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

	Year Ended December 31,
	2021	2020	Change
Number of properties	362	362	—
Percent billed	88.6%	88.0%	0.6%
Percent leased	92.0%	91.0%	1.0%

Revenues
Rental income	$1,057,929	$978,112	$79,817
Other revenues	5,970	2,279	3,691
	1,063,899	980,391	83,508
Operating expenses
Operating costs	(126,278)	(106,227)	(20,051)
Real estate taxes	(158,015)	(158,275)	260
	(284,293)	(264,502)	(19,791)
Same property NOI	$779,606	$715,889	$63,717

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net income	$270,187	$121,173
Adjustments:
Non-same property NOI	(43,602)	(49,453)
Lease termination fees	(8,640)	(6,238)
Straight-line rental income, net	(14,551)	11,858
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(8,221)	(13,074)
Straight-line ground rent expense	134	151
Depreciation and amortization	327,152	335,583
Impairment of real estate assets	1,898	19,551
General and administrative	105,454	98,280
Total other expense	149,795	198,058
Same property NOI	$779,606	$715,889

Our Critical Accounting Estimates
Our discussion and analysis of our historical financial condition and operating results is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could ultimately differ from those estimates. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that have a significant level of uncertainty at the time the accounting estimates are made, and changes to those estimates could have a material impact on our financial condition or operating results.

Revenue Recognition and Receivables - Estimating Collectability
We enter into agreements with tenants that convey the right to control the use of identified space at our shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842, Leases. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on our Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on our Consolidated Balance Sheets. We commence recognizing rental revenue based on the date we make the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties by the lessee and are recognized in the period the applicable expenditures are incurred and/or contractually required to be reimbursed.

We periodically evaluate the collectability of our receivables related to rental revenue, straight-line rent, expense reimbursements, and those attributable to other revenue generating activities. We analyze individual tenant receivables and consider tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. In 2020 and 2021, our evaluation included consideration of the estimated impact of COVID-19 on the collectability of our receivables. This assessment involved significant judgment regarding the severity and duration of the disruption caused by COVID-19, as well as judgment regarding which industries and tenants would be most significantly impacted. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on our Consolidated Statements of Operations.

Real Estate - Estimates Related to Valuing Acquired Assets and Liabilities
Real estate assets are recognized on our Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements) and identifiable intangible assets and liabilities (consisting of above- and below-market leases and in-place leases) based on an evaluation of available information. Based on these estimates, the fair value is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In allocating fair value to identifiable intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the lesser of 30 years or the remaining non-cancelable term of the lease, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease.

The value of in-place leases is estimated based on management’s evaluation of the specific characteristics of each tenant lease, including: (i) fair market rent and the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes that would be forgone during a hypothetical expected lease-up period and (ii) costs that would be incurred, including leasing commissions, legal and marketing costs, and tenant improvements and allowances, to execute similar leases. The value assigned to in-place leases is amortized to Depreciation and amortization expense over the remaining term of each lease.

Real Estate - Estimates Related to Impairments
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, including the impact of COVID-19, that the carrying value of our real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. Various factors are considered in the estimation process which are subject to significant management judgment, including the anticipated hold period, current and/or future reinvestment projects, and the effects of demand and competition on future operating income and/or property values. Changes in any estimates and/or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value.

When a real estate asset is identified by management as held for sale, we discontinue depreciating the asset and estimate its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, an impairment charge is recognized to reflect the estimated fair value.

Inflation
Prior to 2021, inflation had been low and had a minimal impact on the operating performance of our shopping centers; however, inflation has significantly increased in 2021 and may continue to be elevated or increase further. Most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay their proportionate share of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation; however, we have exposure to increases in non-reimbursable property operating expenses, including expenses incurred on vacant units. In addition, we believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain inflationary expense pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and may continue to enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans.

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

As of December 31, 2021, we had $550.0 million of outstanding variable-rate indebtedness which bears interest at a rate equal to LIBOR plus credit spreads ranging from 105 basis points to 125 basis points. We have interest rate swap agreements on $300.0 million of our variable-rate indebtedness, which effectively convert the base rate on the indebtedness from variable to fixed. If market rates of interest on our variable-rate debt increased or decreased by 100 basis points, the change in annual interest expense on our variable-rate debt would decrease earnings and cash flows by approximately $2.5 million or increase earnings and cash flows by approximately $2.5 million, respectively, after taking into account the impact of the $300.0 million of interest rate swap agreements.

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2021. The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2021 and are subject to change. Furthermore, the table below incorporates only those exposures that existed as of December 31, 2021 and does not consider exposures or positions that may have arisen or expired after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Unsecured Debt
Fixed rate	$—	$—	$500,000	$700,000	$607,542	$2,810,911	$4,618,453	$4,916,134
Weighted average interest rate(1)	3.69%	3.69%	3.70%	3.67%	3.56%	3.56%

Variable rate(2)(3)	$250,000	$—	$300,000	$—	$—	$—	$550,000	$550,786
Weighted average interest rate(1)(2)	3.86%	3.86%	—%	—%	—%	—%
(1)    Weighted average interest rates include the impact of our interest rate swap agreements and are calculated based on the total debt balances as of the end of each year, assuming the repayment of debt on its scheduled maturity date.

(2)    The interest rates on our variable rate Unsecured Credit Facility and $300M Term Loan are based on credit rating grids. The credit rating grids and all-in-rates on outstanding variable rate debt as of December 31, 2021 are as follows:

				Credit Spread Grid
	As of December 31, 2021			LIBOR Rate Loans	Base Rate Loans
Variable Rate Debt	LIBOR Rate	Credit Spread	All-in-Rate	Credit Spread	Credit Spread
Unsecured Credit Facility - Revolving Facility(1)	0.10%	1.10%	1.20%	0.78% – 1.45%	0.00% – 0.45%
$300 Million Term Loan	0.10%	1.25%	1.35%	0.85% – 1.65%	0.00% – 0.65%
2022 Notes	0.13%	1.05%	1.18%	N/A	N/A
(1)    Our Revolving Facility is further subject to a facility fee ranging from 0.13% to 0.30%, which is excluded from the all-in-rate presented above.

(3)    We have in place four interest rate swap agreements that convert the variable interest rate on one variable rate debt instrument to a fixed rate. The balance subject to interest rates swaps as of December 31, 2021 is as follows (dollars in thousands):

	As of December 31, 2021
Variable Rate Debt	Amount	Weighted Average Fixed LIBOR Rate	Credit Spread	Swapped All-in-Rate
$300 Million Term Loan	$300,000	2.61%	1.25%	3.86%

Item 8. Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the COSO of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2022 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2021 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2022 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2021 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2022 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2021 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2022 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2021 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 27, 2022 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2021 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report

(b) Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Second Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of February 1, 2022	8-K	001-36160	2/4/2022	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Second Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 28, 2019, by and among Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Limited Partner, BPG Sub LLC, as Limited Partner, and the other limited partners from time to time party thereto	10-Q	001-36160	10/28/2019	3.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee (the “2015 Indenture”)	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture to the 2015 Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/21/2015	4.2
4.3	Second Supplemental Indenture to the 2015 Indenture, dated August 10, 2015, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/10/2015	4.2
4.4	Third Supplemental Indenture to the 2015 Indenture, dated June 13, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/13/2016	4.2
4.5	Fourth Supplemental Indenture to the 2015 Indenture, dated August 24, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/24/2016	4.2
4.6	Fifth Supplemental Indenture to the 2015 Indenture, dated March 8, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	3/8/2017	4.2
4.7	Sixth Supplemental Indenture to the 2015 Indenture, dated June 5, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/5/2017	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.8	Seventh Supplemental Indenture to the 2015 Indenture, dated August 31, 2018, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/28/2018	4.2
4.9	Eighth Supplemental Indenture to the 2015 Indenture, dated May 10, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	5/10/2019	4.2
4.10	Amendment No. 1 to the Eighth Supplemental Indenture, dated August 15, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/15/2019	4.3
4.11	Ninth Supplemental Indenture, dated June 10, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/10/2020	4.2
4.12	Amendment No. 1 to the Ninth Supplemental Indenture, dated August 20, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/20/2020	4.3
4.13	Tenth Supplemental Indenture, dated March 5, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	3/5/2021	4.2
4.14	Eleventh Supplemental Indenture, dated August 16, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/16/2021	4.2
4.15	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.16	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.17	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.18	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	8/23/2013	4.4
4.19	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.20	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.21	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.22	Description of Registered Securities	—	—	—	—	x
10.1*	2013 Omnibus Incentive Plan	S-11	333-190002	9/23/2013	10.18
10.2*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.3*	Form of Director Restricted Stock Award Agreement	S-11	333-190002	10/4/2013	10.30
10.4*	Form of Restricted Stock Unit Agreement	10-Q	001-36160	4/26/2016	10.6
10.5*	Form of Brixmor Property Group Inc. Restricted Stock Unit Agreement (TRSUs, PRSUs, and OPRSUs)	8-K	001-36160	3/6/2018	10.1
10.6*	Employment Agreement, dated April 12, 2016, by and between Brixmor Property Group Inc. and James M. Taylor	10-Q	001-36160	7/25/2016	10.1
10.7*	First Amendment to Employment Agreement, dated February 2, 2021, by and between Brixmor Property Group Inc. and James M. Taylor	8-K	001-36160	2/4/2021	10.1
10.8*	Employment Agreement, dated April 26, 2016, by and between Brixmor Property Group Inc. and Angela Aman	10-Q	001-36160	7/25/2016	10.2
10.9*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Angela Aman	8-K	001-36160	3/8/2019	10.1
10.10*	Second Amendment to Employment Agreement, dated February 1, 2022, by and between Brixmor Property Group Inc. and Angela Aman	8-K	001-36160	2/4/2022	10.1
10.11*	Employment Agreement, dated May 11, 2016, by and between Brixmor Property Group Inc. and Mark T. Horgan	10-K	001-36160	2/13/2017	10.22
10.12*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	3/8/2019	10.2
10.13*	Second Amendment to Employment Agreement, dated February 1, 2022, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	2/4/2022	10.2
10.14*	Employment Agreement, dated December 5, 2014, by and between Brixmor Property Group Inc. and Brian T. Finnegan	10-K	001-36160	2/13/2017	10.23

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.15*	Employment Agreement, dated November 1, 2011, by and between Brixmor Property Group Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.16*	First Amendment to Employment Agreement, dated February 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.3
10.17*	Second Amendment to Employment Agreement, dated April 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.4
10.18	Amended and Restated Term Loan Agreement, dated as of December 12, 2018, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	10-K	001-36160	2/11/2019	10.4
10.19	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of April 29, 2020, by and among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	001-36160	5/1/2020	10.2
10.20	Term Loan Agreement, dated as of July 28, 2017, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “2017 Term Loan Agreement”)	8-K	001-36160	7/31/2017	10.1
10.21	Amendment No. 1 to the 2017 Term Loan Agreement, dated December 12, 2018, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	10-K	001-36160	2/11/2019	10.25
10.22	Amendment No. 2 to Term Loan Agreement, dated as April 29, 2020, by and among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	8-K	001-36160	5/1/2020	10.3
10.23	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 12, 2018, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-K	001-36160	2/11/2019	10.26
10.24	Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 29, 2020, by and among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto	8-K	001-36160	5/1/2020	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
99.1	Property List	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x
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

BRIXMOR PROPERTY GROUP INC.

Date: February 7, 2022	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 7, 2022	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 7, 2022	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 7, 2022	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: February 7, 2022	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 7, 2022	By:	/s/ John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Date: February 7, 2022	By:	/s/ Michael Berman
Michael Berman
Director

Date: February 7, 2022	By:	/s/ Sheryl M. Crosland
Sheryl M. Crosland
Director

Date: February 7, 2022	By:	/s/ Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 7, 2022	By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 7, 2022	By:	/s/ William D. Rahm
William D. Rahm
Director

Date: February 7, 2022	By:	/s/ Juliann Bowerman
Juliann Bowerman
Director

Date: February 7, 2022	By:	/s/ Sandra A. J. Lawrence
Sandra A. J. Lawrence
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairment of Real Estate Assets - Refer to Note 1 and Note 5 to the financial statements
Critical Audit Matter Description
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, including the impact of COVID-19, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. Various factors are considered in the estimation process, including the anticipated hold period, current and/or future reinvestment projects, and the effects of demand and competition on future operating income and/or property values. Changes in any estimates and/or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value.

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
•We evaluated the Company’s estimate of hold periods by:
◦Performing a retrospective analysis to compare historical estimates for real estate assets that have subsequently been disposed.
◦Obtaining and evaluating financial and operational evidence of the assumption of the anticipated hold period.
Evaluation of Collectability of Receivables – Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements, and those attributable to other revenue generating activities. The Company analyzes individual tenant receivables and considers tenant creditworthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. The Company’s evaluation included consideration of the estimated impact of COVID-19 on the collectability of the Company’s receivables. This assessment involved significant judgment regarding the severity and duration of the disruption caused by COVID-19, as well as judgment regarding which industries and tenants would be most significantly impacted. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on the Company’s Consolidated Statements of Operations.
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
◦Analyzing tenants that are deemed collectible and who have large outstanding receivable balances or disputed charges by assessing analyst and industry reports to evaluate management’s conclusions.
◦Obtaining operational evidence by inquiring with Company employees in departments outside of accounting to corroborate evidence regarding specific tenant’s collectability assessment.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 7, 2022
We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 7, 2022, expressed an unqualified opinion on those financial statements.
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
February 7, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2022, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
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
Impairment of Real Estate Assets - Refer to Note 1 and Note 5 to the financial statements
Critical Audit Matter Description
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, including the impact of COVID-19, that the carrying value of the Operating Partnership’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. Various factors are considered in the estimation process, including the anticipated hold period, current and/or future reinvestment projects, and the effects of demand and competition on future operating income and/or property values. Changes in any estimates and/or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value.

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
•We evaluated the Operating Partnership’s estimate of hold periods by:
◦Performing a retrospective analysis to compare historical estimates for real estate assets that have subsequently been disposed.
◦Obtaining and evaluating financial and operational evidence of the assumption of the anticipated hold period.
Evaluation of Collectability of Receivables – Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Operating Partnership periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements, and those attributable to other revenue generating activities. The Operating Partnership analyzes individual tenant receivables and considers tenant creditworthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. The Operating Partnership’s evaluation included consideration of the estimated impact of COVID-19 on the collectability of the Operating Partnership’s receivables. This assessment involved significant judgment regarding the severity and duration of the disruption caused by COVID-19, as well as judgment regarding which industries and tenants would be most significantly impacted. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on the Operating Partnership’s Consolidated Statements of Operations.
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
◦Analyzing tenants that are deemed collectible and who have large outstanding receivable balances or disputed charges by assessing analyst and industry reports to evaluate management’s conclusions.
◦Obtaining operational evidence by inquiring with Operating Partnership employees in departments outside of accounting to corroborate evidence regarding specific tenant’s collectability assessment.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 7, 2022
We have served as the Operating Partnership’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Operating Partnership and our report dated February 7, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 7, 2022

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2021	December 31, 2020
Assets
Real estate
Land	$1,773,448	$1,740,263
Buildings and improvements	8,654,966	8,423,298
	10,428,414	10,163,561
Accumulated depreciation and amortization	(2,813,329)	(2,659,448)
Real estate, net	7,615,085	7,504,113

Cash and cash equivalents	296,632	368,675
Restricted cash	1,111	1,412
Marketable securities	20,224	19,548
Receivables, net	234,873	240,323
Deferred charges and prepaid expenses, net	143,503	139,260
Real estate assets held for sale	16,131	18,014
Other assets	49,834	50,802
Total assets	$8,377,393	$8,342,147

Liabilities
Debt obligations, net	$5,164,518	$5,167,330
Accounts payable, accrued expenses and other liabilities	494,529	494,116
Total liabilities	5,659,047	5,661,446

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 306,337,045 and 305,621,403 shares issued and 297,210,053 and 296,494,411 shares outstanding	2,972	2,965
Additional paid-in capital	3,231,732	3,213,990
Accumulated other comprehensive loss	(12,674)	(28,058)
Distributions in excess of net income	(503,684)	(508,196)
Total equity	2,718,346	2,680,701
Total liabilities and equity	$8,377,393	$8,342,147
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2021	2020	2019
Revenues
Rental income	$1,146,304	$1,050,943	$1,166,379
Other revenues	5,970	2,323	1,879
Total revenues	1,152,274	1,053,266	1,168,258

Operating expenses
Operating costs	132,042	111,678	124,876
Real estate taxes	165,746	168,943	170,988
Depreciation and amortization	327,152	335,583	332,431
Impairment of real estate assets	1,898	19,551	24,402
General and administrative	105,454	98,280	102,309
Total operating expenses	732,292	734,035	755,006

Other income (expense)
Dividends and interest	299	482	699
Interest expense	(194,776)	(199,988)	(189,775)
Gain on sale of real estate assets	73,092	34,499	54,767
Loss on extinguishment of debt, net	(28,345)	(28,052)	(1,620)
Other	(65)	(4,999)	(2,550)
Total other expense	(149,795)	(198,058)	(138,479)

Net income	$270,187	$121,173	$274,773

Net income per common share:
Basic	$0.91	$0.41	$0.92
Diluted	$0.90	$0.41	$0.92
Weighted average shares:
Basic	297,408	296,972	298,229
Diluted	298,835	297,899	299,334
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Net income	$270,187	$121,173	$274,773
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	15,640	(18,571)	(25,713)
Change in unrealized gain (loss) on marketable securities	(256)	56	197
Total other comprehensive income (loss)	15,384	(18,515)	(25,516)
Comprehensive income	$285,571	$102,658	$249,257
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2019	298,489	$2,985	$3,233,329	$15,973	$(416,188)	$2,836,099
ASC 842 cumulative adjustment	—	—	—	—	(1,974)	(1,974)
Common stock dividends ($1.125 per common share)	—	—	—	—	(336,815)	(336,815)
Equity compensation expense	—	—	13,571	—	—	13,571
Other comprehensive loss	—	—	—	(25,516)	—	(25,516)
Issuance of common stock	203	3	—	—	—	3
Repurchases of common stock	(835)	(9)	(14,554)	—	—	(14,563)
Share-based awards retained for taxes	—	—	(1,721)	—	—	(1,721)
Net income	—	—	—	—	274,773	274,773
Ending balance, December 31, 2019	297,857	2,979	3,230,625	(9,543)	(480,204)	2,743,857
Common stock dividends ($0.500 per common share)	—	—	—	—	(149,165)	(149,165)
Equity compensation expense	—	—	11,895	—	—	11,895
Other comprehensive loss	—	—	—	(18,515)	—	(18,515)
Issuance of common stock	287	3	—	—	—	3
Repurchases of common stock	(1,650)	(17)	(24,990)	—	—	(25,007)
Share-based awards retained for taxes	—	—	(3,540)	—	—	(3,540)
Net income	—	—	—	—	121,173	121,173
Ending balance, December 31, 2020	296,494	2,965	3,213,990	(28,058)	(508,196)	2,680,701
Common stock dividends ($0.885 per common share)	—	—	—	—	(265,675)	(265,675)
Equity compensation expense	—	—	18,597	—	—	18,597
Other comprehensive income	—	—	—	15,384	—	15,384
Issuance of common stock	716	7	4,657	—	—	4,664
Share-based awards retained for taxes	—	—	(5,512)	—	—	(5,512)
Net income	—	—	—	—	270,187	270,187
Ending balance, December 31, 2021	297,210	$2,972	$3,231,732	$(12,674)	$(503,684)	$2,718,346
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$270,187	$121,173	$274,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327,152	335,583	332,431
(Accretion) amortization of debt premium and discount, net	(2,862)	(1,068)	966
Deferred financing cost amortization	7,496	7,527	7,063
Accretion of above- and below-market leases, net	(12,603)	(16,495)	(18,824)
Tenant inducement amortization and other	4,944	3,579	3,600
Impairment of real estate assets	1,898	19,551	24,402
Gain on sale of real estate assets	(73,092)	(34,499)	(54,767)
Equity compensation expense, net	17,090	10,951	12,661
Loss on extinguishment of debt, net	28,345	28,052	1,620
Changes in operating assets and liabilities:
Receivables, net	2,189	(9,795)	(26,999)
Deferred charges and prepaid expenses	(30,377)	(22,560)	(30,702)
Other assets	(448)	(475)	(179)
Accounts payable, accrued expenses and other liabilities	12,320	1,577	2,627
Net cash provided by operating activities	552,239	443,101	528,672

Investing activities:
Improvements to and investments in real estate assets	(308,575)	(284,756)	(395,095)
Acquisitions of real estate assets	(258,807)	(3,425)	(79,634)
Proceeds from sales of real estate assets	237,404	122,387	290,153
Purchase of marketable securities	(17,475)	(22,565)	(37,781)
Proceeds from sale of marketable securities	16,448	21,110	50,293
Net cash used in investing activities	(331,005)	(167,249)	(172,064)

Financing activities:
Repayment of secured debt obligations	—	(7,000)	—
Repayment of borrowings under unsecured revolving credit facility	—	(653,000)	(586,000)
Proceeds from borrowings under unsecured revolving credit facility	—	646,000	287,000
Proceeds from unsecured notes	847,735	820,396	771,623
Repayment of borrowings under unsecured term loans and notes	(850,000)	(500,000)	(500,000)
Deferred financing and debt extinguishment costs	(33,718)	(34,740)	(7,294)
Proceeds from issuances of common shares	5,146	—	—
Distributions to common stockholders	(257,229)	(170,397)	(334,895)
Repurchases of common shares	—	(25,007)	(14,563)
Repurchases of common shares in conjunction with equity award plans	(5,512)	(3,540)	(1,721)
Net cash provided by (used in) financing activities	(293,578)	72,712	(385,850)

Net change in cash, cash equivalents and restricted cash	(72,344)	348,564	(29,242)
Cash, cash equivalents and restricted cash at beginning of period	370,087	21,523	50,765
Cash, cash equivalents and restricted cash at end of period	$297,743	$370,087	$21,523

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$296,632	$368,675	$19,097
Restricted cash	1,111	1,412	2,426
Cash, cash equivalents and restricted cash at end of period	$297,743	$370,087	$21,523

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $4,009, $4,231 and $3,480	$191,048	$183,187	$178,890
State and local taxes paid	1,652	3,577	2,134
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)
	December 31, 2021	December 31, 2020
Assets
Real estate
Land	$1,773,448	$1,740,263
Buildings and improvements	8,654,966	8,423,298
	10,428,414	10,163,561
Accumulated depreciation and amortization	(2,813,329)	(2,659,448)
Real estate, net	7,615,085	7,504,113

Cash and cash equivalents	281,474	358,661
Restricted cash	1,111	1,412
Marketable securities	20,224	19,548
Receivables, net	234,873	240,323
Deferred charges and prepaid expenses, net	143,503	139,260
Real estate assets held for sale	16,131	18,014
Other assets	49,834	50,802
Total assets	$8,362,235	$8,332,133

Liabilities
Debt obligations, net	$5,164,518	$5,167,330
Accounts payable, accrued expenses and other liabilities	494,529	494,116
Total liabilities	5,659,047	5,661,446

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 306,337,045 and 305,621,403 units issued and 297,210,053 and 296,494,411 units outstanding	2,715,863	2,698,746
Accumulated other comprehensive loss	(12,675)	(28,059)
Total capital	2,703,188	2,670,687
Total liabilities and capital	$8,362,235	$8,332,133
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Year Ended December 31,
	2021	2020	2019
Revenues
Rental income	$1,146,304	$1,050,943	$1,166,379
Other revenues	5,970	2,323	1,879
Total revenues	1,152,274	1,053,266	1,168,258

Operating expenses
Operating costs	132,042	111,678	124,876
Real estate taxes	165,746	168,943	170,988
Depreciation and amortization	327,152	335,583	332,431
Impairment of real estate assets	1,898	19,551	24,402
General and administrative	105,454	98,280	102,309
Total operating expenses	732,292	734,035	755,006

Other income (expense)
Dividends and interest	299	482	699
Interest expense	(194,776)	(199,988)	(189,775)
Gain on sale of real estate assets	73,092	34,499	54,767
Loss on extinguishment of debt, net	(28,345)	(28,052)	(1,620)
Other	(65)	(4,999)	(2,550)
Total other expense	(149,795)	(198,058)	(138,479)

Net income	$270,187	$121,173	$274,773

Net income per common unit:
Basic	$0.91	$0.41	$0.92
Diluted	$0.90	$0.41	$0.92
Weighted average units:
Basic	297,408	296,972	298,229
Diluted	298,835	297,899	299,334
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Net income	$270,187	$121,173	$274,773
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	15,640	(18,571)	(25,713)
Change in unrealized gain (loss) on marketable securities	(256)	56	186
Total other comprehensive income (loss)	15,384	(18,515)	(25,527)
Comprehensive income	$285,571	$102,658	$249,246
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2019	$2,819,770	$15,983	$2,835,753
ASC 842 cumulative adjustment	(1,974)	—	(1,974)
Distributions to partners	(336,474)	—	(336,474)
Equity compensation expense	13,571	—	13,571
Other comprehensive loss	—	(25,527)	(25,527)
Issuance of OP Units	3	—	3
Repurchases of OP Units	(14,563)	—	(14,563)
Share-based awards retained for taxes	(1,721)	—	(1,721)
Net income attributable to Brixmor Operating Partnership LP	274,773	—	274,773
Ending balance, December 31, 2019	2,753,385	(9,544)	2,743,841
Distributions to partners	(159,163)	—	(159,163)
Equity compensation expense	11,895	—	11,895
Other comprehensive loss	—	(18,515)	(18,515)
Issuance of OP Units	3	—	3
Repurchases of OP Units	(25,007)	—	(25,007)
Share-based awards retained for taxes	(3,540)	—	(3,540)
Net income attributable to Brixmor Operating Partnership LP	121,173	—	121,173
Ending balance, December 31, 2020	2,698,746	(28,059)	2,670,687
Distributions to partners	(270,819)	—	(270,819)
Equity compensation expense	18,597	—	18,597
Other comprehensive income	—	15,384	15,384
Issuance of OP Units	4,664	—	4,664
Share-based awards retained for taxes	(5,512)	—	(5,512)
Net income attributable to Brixmor Operating Partnership LP	270,187	—	270,187
Ending balance, December 31, 2021	$2,715,863	$(12,675)	$2,703,188
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$270,187	$121,173	$274,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327,152	335,583	332,431
(Accretion) amortization of debt premium and discount, net	(2,862)	(1,068)	966
Deferred financing cost amortization	7,496	7,527	7,063
Accretion of above- and below-market leases, net	(12,603)	(16,495)	(18,824)
Tenant inducement amortization and other	4,944	3,579	3,600
Impairment of real estate assets	1,898	19,551	24,402
Gain on sale of real estate assets	(73,092)	(34,499)	(54,767)
Equity compensation expense, net	17,090	10,951	12,661
Loss on extinguishment of debt, net	28,345	28,052	1,620
Changes in operating assets and liabilities:
Receivables, net	2,189	(9,795)	(26,999)
Deferred charges and prepaid expenses	(30,377)	(22,560)	(30,702)
Other assets	(448)	(475)	(179)
Accounts payable, accrued expenses and other liabilities	12,320	1,577	2,627
Net cash provided by operating activities	552,239	443,101	528,672

Investing activities:
Improvements to and investments in real estate assets	(308,575)	(284,756)	(395,095)
Acquisitions of real estate assets	(258,807)	(3,425)	(79,634)
Proceeds from sales of real estate assets	237,404	122,387	290,153
Purchase of marketable securities	(17,475)	(22,565)	(38,002)
Proceeds from sale of marketable securities	16,448	21,110	50,293
Net cash used in investing activities	(331,005)	(167,249)	(172,285)

Financing activities:
Repayment of secured debt obligations	—	(7,000)	—
Repayment of borrowings under unsecured revolving credit facility	—	(653,000)	(586,000)
Proceeds from borrowings under unsecured revolving credit facility	—	646,000	287,000
Proceeds from unsecured notes	847,735	820,396	771,623
Repayment of borrowings under unsecured term loans and notes	(850,000)	(500,000)	(500,000)
Deferred financing and debt extinguishment costs	(33,718)	(34,740)	(7,294)
Proceeds from issuances of OP Units	5,146	—	—
Partner distributions and repurchases of OP Units	(267,885)	(208,942)	(350,848)
Net cash provided by (used in) financing activities	(298,722)	62,714	(385,519)

Net change in cash, cash equivalents and restricted cash	(77,488)	338,566	(29,132)
Cash, cash equivalents and restricted cash at beginning of period	360,073	21,507	50,639
Cash, cash equivalents and restricted cash at end of period	$282,585	$360,073	$21,507

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$281,474	$358,661	$19,081
Restricted cash	1,111	1,412	2,426
Cash, cash equivalents and restricted cash at end of period	$282,585	$360,073	$21,507

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $4,009, $4,231 and $3,480	$191,048	$183,187	$178,890
State and local taxes paid	1,652	3,577	2,134
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2021, the Company’s portfolio was comprised of 382 shopping centers (the “Portfolio”) totaling approximately 67 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.
The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2021 and 2020 and the consolidated results of its operations and cash flows for the years ended December 31, 2021, 2020, and 2019.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company has evaluated the Operating Partnership and has determined it is not a VIE as of December 31, 2021.

The Company acquires properties, from time to time, using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a “reverse 1031 exchange”) and, as such, the properties are in the possession of an Exchange Accommodation Titleholder (“EAT”) until the reverse 1031 exchange is completed. The EAT is classified as a VIE as it is a “thinly capitalized” entity. The Company owns 100% of the EAT, controls the activities that most significantly impact the EAT’s economic performance, and can collapse the reverse 1031 exchange structure at any time. Therefore, the Company consolidates the EAT because it is the primary beneficiary. Assets of the EAT primarily consist of leased property (real estate and intangibles).

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period. The most significant assumptions and estimates relate to impairment of real estate, recovery of receivables, and depreciable lives. These estimates are based on historical experience and other assumptions that management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as new information becomes known. Actual results could differ from these estimates.

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

Restricted Cash
Restricted cash represents cash deposited in escrow accounts that generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits and funds held in escrow for pending transactions.

Real Estate
Real estate assets are recognized on the Company’s Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, management estimates the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements) and identifiable intangible assets and liabilities (consisting of above- and below-market leases and in-place leases) based on an evaluation of available information. Based on these estimates, the fair value is allocated to the acquired assets and assumed liabilities. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In allocating fair value to identifiable intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the lesser of 30 years or the remaining non-cancelable term of the lease, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangible is amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of each lease.

The value of in-place leases is estimated based on management’s evaluation of the specific characteristics of each tenant lease, including: (i) fair market rent and the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes that would be forgone during a hypothetical expected lease-up period and (ii) costs that would be incurred, including leasing commissions, legal and marketing costs, and tenant improvements and allowances, to execute similar leases. The value assigned to in-place leases is amortized to Depreciation and amortization expense over the remaining term of each lease.

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

In situations in which a tenant’s non-cancelable lease term has been modified, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value, and leasing commissions). Based upon consideration of the facts and circumstances surrounding the modification, the Company may accelerate the depreciation and amortization associated with the asset group.

Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, including the impact of the novel coronavirus (“COVID-19”), that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. Various factors are considered in the estimation process, including the anticipated hold period, current and/or future reinvestment projects, and the effects of demand and competition on future operating income and/or property values. Changes in any estimates and/or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value.

When a real estate asset is identified by management as held for sale, the Company discontinues depreciating the asset and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, an impairment charge is recognized to reflect the estimated fair value. Properties classified as real estate held for sale represent properties that are under contract for sale and where the applicable pre-sale due diligence period has expired prior to the end of the reporting period.

Real Estate Under Development and Redevelopment
Certain costs are capitalized related to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance, construction costs, and compensation and other related costs of personnel directly involved. Additionally, the Company capitalizes interest expense related to development and redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence and ceases when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Additionally, the Company makes estimates as to the probability of certain development and redevelopment projects being completed. If the Company determines the development or redevelopment is no longer probable of completion, the Company expenses all capitalized costs that are not recoverable.

Deferred Leasing and Financing Costs
Direct costs incurred in executing tenant leases and long-term financings are capitalized and amortized using the straight-line method over the term of the related lease or debt agreement, which approximates the effective interest method. For tenant leases, capitalized costs incurred include tenant improvements, tenant allowances, leasing commissions, and leasing legal fees. For long-term financings, capitalized costs incurred include bank and legal fees. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense, respectively, on the Company’s Consolidated Statements of Operations and in Operating activities on the Company’s Consolidated Statements of Cash Flows.

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

As of December 31, 2021 and 2020, the fair value of the Company’s marketable securities portfolio approximated its cost basis.

Derivative Financial Instruments and Hedging
Derivatives are measured at fair value and are recognized in the Company’s Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the necessary criteria. Derivatives designated as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. In a cash flow hedge, hedge accounting generally provides for the matching of the timing of recognition of gain or loss on the hedging instrument with the recognition of the earnings effect of the hedged transactions.

Revenue Recognition and Receivables
The Company enters into agreements with tenants that convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842, Leases. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on the Company’s Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on the accompanying Consolidated Balance Sheets. The Company commences recognizing rental revenue based on the date it makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties by the lessee and are recognized in the period the applicable expenditures are incurred and/or contractually required to be reimbursed.

The Company accounts for rental revenue (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. The Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance, and real estate taxes, within this lease component. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations.

Certain leases also provide for percentage rents based upon the level of sales achieved by a lessee. Percentage rents are recognized upon the achievement of certain predetermined sales thresholds and are included in Rental income on the Company’s Consolidated Statements of Operations.

Gains from the sale of depreciated operating properties are generally recognized under the full accrual method, provided that various criteria relating to the terms of the sale and subsequent involvement by the Company with the applicable property are met.

The Company periodically evaluates the collectability of its receivables related to rental revenue, straight-line rent, expense reimbursements, and those attributable to other revenue generating activities. The Company analyzes individual tenant receivables and considers tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on the Company’s Consolidated Statements of Operations.

Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. These agreements meet the criteria for recognition as leases under ASC 842. For these agreements the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As the discount rates implicit in the leases are not readily determinable, the Company uses its incremental secured borrowing rate, based on information available at the commencement date of each lease, to determine the present value of the associated lease payments. The lease terms utilized by the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. The Company evaluates many factors, including current and future lease cash flows, when determining if an option to extend or terminate should be included in the non-cancelable period. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The Company applies the short-term lease exemption within ASC 842 and has not recorded an ROU asset or lease liability for leases with original terms of less than 12 months. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties by the Company.

For leases where it is the lessee, the Company accounts for lease payments (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. The Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance, and real estate taxes, within this lease component. These amounts are included in Operating expenses on the Company’s Consolidated Statements of Operations.

Stock Based Compensation
The Company accounts for equity awards in accordance with ASC 718, Compensation - Stock Compensation, which requires that all share-based payments to employees and non-employee directors be recognized in the Consolidated Statements of Operations over the service period based on their fair value. Fair value is determined based on the type of award, using either the grant date market price of the Company’s common stock or a Monte Carlo simulation model. Equity compensation expense is included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

Income Taxes
Brixmor Property Group Inc. has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, Brixmor Property Group Inc. must meet several organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Management intends to continue to satisfy these requirements and maintain Brixmor Property Group Inc.’s REIT status.

As a REIT, Brixmor Property Group Inc. generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. Brixmor Property Group Inc. conducts substantially all of its operations through the Operating Partnership, which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes do not materially impact the Consolidated Financial Statements of the Company.

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

Brixmor Property Group Inc. has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (each a “TRS”), and Brixmor Property Group Inc. may in the future elect to treat newly formed and/or other existing subsidiaries as TRSs. A TRS may participate in non-real estate related activities and/or perform non-customary services for tenants and is subject to certain limitations under the Code. A TRS is subject to U.S. federal, state, and local income taxes at regular corporate rates. Income taxes related to Brixmor Property Group Inc.’s TRSs do not materially impact the Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2021 and 2020. Open tax years generally range from 2018 through 2020 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s Consolidated Statements of Operations.

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

ASU 2020-04 and ASU 2021-01 contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company or they are not expected to have a material impact on the Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the year ended December 31, 2021, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Ellisville Square (3)	Ellisville, MO	Jan-21	N/A	$2,014
Outparcel adjacent to Cobblestone Village	St. Augustine, FL	Feb-21	5,040	1,520
Land associated with Westgate Plaza	Westfield, MA	Mar-21	N/A	245
Center of Bonita Springs	Bonita Springs, FL	Apr-21	281,394	48,061
Champlin Marketplace	Champlin, MN	Jun-21	91,970	14,876
Pawleys Island Plaza	Pawleys Island, SC	Oct-21	120,095	26,418
Granada Shoppes	Naples, FL	Dec-21	306,981	96,851
Kings Market	Roswell, GA	Dec-21	281,064	39,307
Connexion	Roswell, GA	Dec-21	107,687	29,515
			1,194,231	$258,807
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $1.5 million of transaction costs, offset by $2.1 million of closing credits.
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
(2)Aggregate purchase price includes $0.1 million of transaction costs.

The aggregate purchase price of the assets acquired during the years ended December 31, 2021 and 2020, respectively, has been allocated as follows:

	Year Ended December 31,
Assets	2021	2020
Land	$66,378	$3,425
Buildings	160,743	—
Building and tenant improvements	25,577	—
Above-market leases(1)	629	—
In-place leases(2)	17,262	—
Total assets	270,589	3,425

Liabilities
Below-market leases(3)	11,782	—
Total liabilities	11,782	—
Net assets acquired	$258,807	$3,425
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the year ended December 31, 2021 was 5.6 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the year ended December 31, 2021 was 10.0 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the year ended December 31, 2021 was 14.8 years.

3. Dispositions and Assets Held for Sale
During the year ended December 31, 2021, the Company disposed of 17 shopping centers and 15 partial shopping centers for aggregate net proceeds of $237.4 million resulting in aggregate gain of $73.1 million and aggregate impairment of $1.9 million. In addition, during the year ended December 31, 2021, the Company received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

During the year ended December 31, 2020, the Company disposed of 10 shopping centers, six partial shopping centers, and one land parcel for aggregate net proceeds of $121.4 million resulting in aggregate gain of $32.6 million and aggregate impairment of $8.0 million. In addition, during the year ended December 31, 2020, the Company received aggregate net proceeds of $1.0 million and resolved contingencies of $0.5 million from previously disposed assets resulting in aggregate gain of $1.5 million.

As of December 31, 2021, the Company had one property and two partial properties held for sale. As of December 31, 2020, the Company had two properties and one partial property held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	December 31, 2021	December 31, 2020
Land	$4,339	$5,447
Buildings and improvements	19,181	16,481
Accumulated depreciation and amortization	(7,899)	(4,693)
Real estate, net	15,621	17,235
Other assets	510	779
Assets associated with real estate assets held for sale	$16,131	$18,014

There were no discontinued operations for the years ended December 31, 2021, 2020, and 2019 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2021	December 31, 2020
Land	$1,773,448	$1,740,263
Buildings and improvements:
Buildings and tenant improvements(1)	8,110,742	7,856,850
Lease intangibles(2)	544,224	566,448
	10,428,414	10,163,561
Accumulated depreciation and amortization(3)	(2,813,329)	(2,659,448)
Total	$7,615,085	$7,504,113
(1)As of December 31, 2021 and 2020, Buildings and tenant improvements included accrued amounts, net of anticipated insurance proceeds, of $39.4 million and $33.0 million, respectively.
(2)As of December 31, 2021 and 2020, Lease intangibles consisted of $491.0 million and $509.3 million, respectively, of in-place leases and $53.2 million and $57.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(3)As of December 31, 2021 and 2020, Accumulated depreciation and amortization included $480.9 million and $507.7 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of December 31, 2021 and 2020, the Company had intangible liabilities relating to below-market leases of $337.1 million and $345.7 million, respectively, and accumulated accretion of $256.2 million and $260.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the years ended December 31, 2021, 2020, and 2019 was $12.6 million, $16.5 million, and $18.8 million, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2021, 2020, and 2019 was $15.2 million, $19.1 million, and $25.8 million, respectively. These amounts are included in Depreciation and amortization on the Company’s Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2022	$(9,968)	$12,753
2023	(8,709)	9,926
2024	(8,032)	7,480
2025	(6,802)	5,743
2026	(5,923)	4,413

5. Impairments
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, including the impact of COVID-19, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value.

The Company recognized the following impairments during the year ended December 31, 2021:

Year Ended December 31, 2021
Property Name(1)	Location	GLA	Impairment Charge
Albany Plaza(2)	Albany, GA	114,169	$1,467
Erie Canal Centre(2)	DeWitt, NY	123,404	431
		237,573	$1,898
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2021.

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
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2020.
(3)The Company disposed of this property during the year ended December 31, 2021.

The Company recognized the following impairments during the year ended December 31, 2019:

Year Ended December 31, 2019
Property Name(1)	Location	GLA	Impairment Charge
Westview Center(2)	Hanover Park, IL	321,382	$6,356
Parcel at Mansell Crossing(2)	Alpharetta, GA	51,615	5,777
Brice Park	Reynoldsburg, OH	158,565	3,112
Lincoln Plaza(4)	New Haven, IN	98,288	2,715
Glendale Galleria(2)	Glendale, AZ	119,525	2,197
Mohawk Acres Plaza(3)	Rome, NY	156,680	1,598
Towne Square North(2)	Owensboro, KY	163,161	1,121
Marwood Plaza(2)	Indianapolis, IN	107,080	751
Parcel at Lakes Crossing(3)	Muskegon, MI	4,990	558
Bartonville Square(2)	Bartonville, IL	61,678	191
North Hills Village(2)	Haltom City, TX	43,299	26
		1,286,263	$24,402
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2019.
(3)The Company disposed of this property during the year ended December 31, 2020.
(4)The Company disposed of this property during the year ended December 31, 2021.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt. During the years ended December 31, 2021 and 2020, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2021, interest rate swaps with a notional amount of $250.0 million expired and the Company paid $1.1 million to terminate interest rate swaps with a notional amount of $250.0 million.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2021 and 2020 is as follows:

	Number of Instruments		Notional Amount
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest Rate Swaps	4	7	$300,000	$800,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of December 31, 2021 and 2020 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2021	December 31, 2020
Gross derivative assets	$—	$—
Gross derivative liabilities	(12,585)	(28,225)
Net derivative liabilities	$(12,585)	$(28,225)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2021	2020	2019
Change in unrealized gain (loss) on interest rate swaps	$5,144	$(26,998)	$(19,333)
Amortization (accretion) of interest rate swaps to interest expense	10,496	8,427	(6,380)
Change in unrealized gain (loss) on interest rate swaps, net	$15,640	$(18,571)	$(25,713)

The Company estimates that $6.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2021, 2020, and 2019.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2021 and 2020, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of December 31, 2021 and 2020, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2021	December 31, 2020	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,868,453	$4,518,453	1.18% – 7.97%	2022 – 2031
Net unamortized premium	26,651	31,390
Net unamortized debt issuance costs	(26,913)	(25,232)
Total notes payable, net	$4,868,191	$4,524,611

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Revolving Facility	$—	$—	1.20%	2023
Unsecured $350 Million Term Loan	—	350,000	N/A	N/A
Unsecured $300 Million Term Loan(3)	300,000	300,000	1.35%	2024
Net unamortized debt issuance costs	(3,673)	(7,281)
Total Unsecured Credit Facility and term loans	$296,327	$642,719

Total debt obligations, net	$5,164,518	$5,167,330
(1)Stated interest rates as of December 31, 2021 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.57% as of December 31, 2021.
(3)Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300.0 million term loan agreement, as amended April 29, 2020 (the “$300 Million Term Loan”), to a fixed, combined interest rate of 2.61% (plus a spread of 125 basis points) through July 26, 2024.

2021 Debt Transactions
In August 2021, the Operating Partnership issued $500.0 million aggregate principal amount of 2.500% Senior Notes due 2031 (the “2031 Notes”) at 99.675% of par, the net proceeds of which were used, along with available cash, to redeem $500.0 million principal amount of the Operating Partnership’s 3.250% Senior Notes due 2023 (the “2023 Notes”), representing all of the outstanding 2023 Notes. The 2031 Notes bear interest at a rate of 2.500% per annum, payable semi-annually on February 16 and August 16 of each year, commencing February 16, 2022. The 2031 Notes will mature on August 16, 2031. The Operating Partnership may redeem the 2031 Notes prior to maturity, at its option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2031 Notes. If the 2031 Notes are redeemed on or after May 16, 2031 (three months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2031 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2031 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness.

In March 2021, the Operating Partnership issued $350.0 million aggregate principal amount of 2.250% Senior Notes due 2028 (the “2028 Notes”) at 99.817% of par, the net proceeds of which were used, along with available cash, to repay all outstanding indebtedness under the Company’s $350.0 million term loan agreement, as amended April 29, 2020 (the “$350 Million Term Loan”). The 2028 Notes bear interest at a rate of 2.250% per annum, payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2021. The 2028 Notes will mature on April 1, 2028. The Operating Partnership may redeem the 2028 Notes prior to maturity, at its option, at any time in whole or from time to time in part, at the applicable redemption price specified in the Indenture with respect to the 2028 Notes. If the 2028 Notes are redeemed on or after February 1, 2028 (two months prior to the maturity date), the redemption price will be equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date. The 2028 Notes are the Operating Partnership’s unsecured and unsubordinated obligations and rank equally in right of payment with all of the Operating Partnership’s existing and future senior unsecured and unsubordinated indebtedness.

During the year ended December 31, 2021, as a result of the redemption of the 2023 Notes and the repayment of the $350 Million Term Loan, the Company recognized a $28.3 million loss on extinguishment of debt. Loss on extinguishment of debt includes $25.5 million of prepayment fees and $2.8 million of accelerated unamortized debt issuance costs and debt discounts.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company among other things is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2021.

Debt Maturities
As of December 31, 2021 and 2020, the Company had accrued interest of $46.3 million and $47.2 million outstanding, respectively. As of December 31, 2021, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2022	$250,000
2023	—
2024	800,000
2025	700,000
2026	607,542
Thereafter	2,810,911
Total debt maturities	5,168,453
Net unamortized premium	26,651
Net unamortized debt issuance costs	(30,586)
Total debt obligations, net	$5,164,518
As of the date the financial statements were issued, the Company’s scheduled debt maturities for the next 12 months were comprised of the Company’s $250.0 million Floating Rate Senior Notes due 2022. The Company has sufficient cash and cash equivalents to satisfy this scheduled debt maturity.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2021		December 31, 2020
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,868,191	$5,166,291	$4,524,611	$5,012,523
Unsecured Credit Facility and term loans	296,327	300,629	642,719	651,639
Total debt obligations, net	$5,164,518	$5,466,920	$5,167,330	$5,664,162

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

Recurring Fair Value
The Company’s marketable securities and interest rate derivatives are measured and recognized at fair value on a recurring basis. The valuations of the Company’s marketable securities are based primarily on publicly traded market values in active markets and are classified within Levels 1 and 2 of the fair value hierarchy. See Note 6 for fair value information regarding the Company’s interest rate derivatives.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2021
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,224	$6,304	$13,920	$—

Liabilities:
Interest rate derivatives	$(12,585)	$—	$(12,585)	$—

	Fair Value Measurements as of December 31, 2020
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,548	$980	$18,568	$—

Liabilities:
Interest rate derivatives	$(28,225)	$—	$(28,225)	$—
(1)As of December 31, 2021 and 2020, marketable securities included $0.1 million of net unrealized losses and $0.2 million of net unrealized gains, respectively. As of December 31, 2021, the contractual maturities of the Company’s marketable securities are within the next five years.

Non-Recurring Fair Value
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, including the impact of COVID-19, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. Fair value is determined by offers from third-party buyers, market comparable data, third party appraisals, or discounted cash flow analyses. The cash flows utilized in such analyses are comprised of unobservable inputs that include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. During the year ended December 31, 2021, no properties were remeasured to fair value as a result of impairment testing that were not sold prior to December 31, 2021. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the year ended December 31, 2020, excluding the properties sold prior to December 31, 2020.

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
(3)The carrying value of properties remeasured to fair value based upon a discounted cash flow analysis during the year ended December 31, 2020 includes $4.9 million related to Spring Mall. The capitalization rate of 8.0% and the discount rate of 8.0% which were utilized in the discounted cash flow analysis were based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the property.

9. Revenue Recognition
The Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers. Revenue is primarily generated through lease agreements and classified as Rental income on the Company’s Consolidated Statements of Operations. These agreements include retail shopping center unit leases; ground leases; ancillary leases or agreements, such as agreements with tenants for cellular towers, ATMs, and short-term or seasonal retail (e.g. Halloween or Christmas-related retail); and reciprocal easement agreements. The agreements range in term from less than one year to 25 or more years, with certain agreements containing renewal options. These renewal options range from as little as one month to five or more years. The Company’s retail shopping center leases generally require tenants to pay their proportionate share of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the Company’s properties.

As of December 31, 2021, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table below includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The table does not include variable lease payments that may be received under certain leases for the reimbursement of property operating expenses or certain capital expenditures related to the maintenance of the Company’s properties or percentage rents. These variable lease payments are recognized, in the case of reimbursements, in the period when the applicable expenditures are incurred and/or contractually required to be reimbursed or, in the case of percentage rents, upon the achievement of certain predetermined sales thresholds.

Year ending December 31,	Operating Leases
2022	$840,236
2023	752,788
2024	643,580
2025	531,778
2026	434,725
Thereafter	1,345,610

The Company recognized $6.0 million, $4.2 million, and $7.5 million of rental income based on percentage rents for the years ended December 31, 2021, 2020, and 2019, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. As of December 31, 2021 and 2020, receivables associated with the effects of recognizing rental income on a straight-line basis were $139.5 million and $127.3 million, respectively.

COVID-19
The global outbreak of COVID-19 and the public health measures that have been undertaken in response have had a significant adverse impact on the Company’s business, the Company’s tenants, the real estate market, the financial markets, and the global economy. The effects of COVID-19, including related government restrictions, border closings, quarantines, shelter-in-place orders, and social distancing guidelines, forced many of the Company’s tenants to temporarily close stores, reduce hours, or significantly limit service, and resulted in a dramatic increase in national unemployment and a significant economic contraction in 2020. Certain tenants experiencing economic difficulties during the pandemic have sought rent relief, which has been provided on a case-by-case basis primarily in the form of rent deferrals and, in more limited cases, in the form of rent abatements.

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

The following table presents the COVID-19 deferrals and abatements granted for lease payments due during the years ended December 31, 2021 and 2020. Lease payments presented consist of fixed contractual base rent and may include the reimbursement of certain property operating expenses.

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Deferrals	Abatements	Deferrals	Abatements
Lease payments (lease modifications)	$2,186	$2,153	$3,544	$2,103
Lease payments (not lease modifications)	13,482	4,057	42,080	2,096
	$15,668	$6,210	$45,624	$4,199

The following table presents the deferrals that were not lease modifications and were included in Receivables, net on the Company’s Consolidated Balance Sheets:

COVID-19 Deferred Receivable
Beginning balance, March 31, 2020	$—
Deferred lease payments (not lease modifications)	42,080
Deferred lease payments deemed uncollectible	(17,928)
Deferred lease payments received	(8,793)
Ending balance, December 31, 2020	15,359
Deferred lease payments (not lease modifications)	13,482
Deferred lease payments deemed uncollectible	(114)
Deferred lease payments received	(27,212)
Ending balance, December 31, 2021	$1,515

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease ROU asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of December 31, 2021 the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay its proportionate share of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Year Ended December 31,
Supplemental Statements of Operations Information	2021	2020	2019
Operating lease costs	$5,920	$7,058	$6,838
Short-term lease costs	1	39	39
Variable lease costs	329	519	436
Total lease costs	$6,250	$7,616	$7,313

	Year Ended December 31,
Supplemental Statements of Cash Flows Information	2021	2020	2019
Operating cash outflows from operating leases	$6,147	$7,066	$6,954
ROU assets obtained in exchange for operating lease liabilities	—	1,174	44,845
ROU assets written off due to dispositions and lease modifications	(229)	(1,748)	—

Operating Lease Liabilities	As of December 31, 2021
Future minimum operating lease payments:
2022	$5,986
2023	5,296
2024	5,203
2025	4,902
2026	4,177
Thereafter	20,894
Total future minimum operating lease payments	46,458
Less: imputed interest	(12,745)
Operating lease liabilities	$33,713

	As of December 31,
Supplemental Balance Sheets Information	2021	2020
Operating lease liabilities(1)(2)	$33,713	$38,599
ROU assets(1)(3)	29,325	34,006
(1)As of December 31, 2021 and 2020, the weighted average remaining lease term was 12.7 years and 12.7 years, respectively, and the weighted average discount rate was 4.41% and 4.39%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2021, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In January 2020, the Company established an at-the-market equity offering program (the “ATM Program”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. During the year ended December 31, 2021, the Company issued 0.2 million shares of common stock under the ATM Program at an average price per share of $25.06 for a total of $5.2 million, excluding commissions. The Company incurred commissions of $0.1 million in conjunction with the ATM Program for the year ended December 31, 2021. As of December 31, 2021, $394.8 million of common stock remained available for issuance.

Share Repurchase Program
In January 2020, the Company established a new share repurchase program (the “Program”) for up to $400.0 million of its common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the Board of Directors. The Program replaced the Company’s prior share repurchase program (the “Prior Program”), which expired on December 5, 2019. During the year ended December 31, 2021, the Company did not repurchase any shares of common stock. During the year ended December 31, 2020, the Company repurchased 1.7 million shares of common stock under the Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Program for the year ended December 31, 2020. During the year ended December 31, 2019, the Company repurchased 0.8 million shares of common stock under the Prior Program at an average price per share of $17.43 for a total of $14.6 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Prior Program for the year ended December 31, 2019. As of December 31, 2021, the Program had $375.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the years ended December 31, 2021 and 2020, the Company withheld 0.3 million and 0.2 million shares of its common stock, respectively.

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

During the years ended December 31, 2021, 2020, and 2019, the Board of Directors declared common stock dividends and OP Unit distributions of $0.885 per share/unit, $0.500 per share/unit, and $1.125 per share/unit, respectively. In response to COVID-19, the Board of Directors suspended the dividend in the second and third quarters of 2020. In the fourth quarter of 2020, the Board of Directors resumed the dividend at a rate of $0.215 per common share. As of December 31, 2021 and 2020, the Company had declared but unpaid common stock dividends and OP Unit distributions of $74.4 million and $66.0 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

12. Stock Based Compensation
During the year ended December 31, 2013, the Board of Directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock and RSUs, OP Units, performance awards, and other stock-based awards.

During the years ended December 31, 2021, 2020, and 2019, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units which can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 1.0 million, 0.7 million, and 0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

	Year Ended December 31,
Assumption	2021	2020	2019
Volatility	50.0% - 64.0%	20.0% - 23.0%	20.0% - 21.0%
Weighted average risk-free interest rate	0.11% - 0.18%	1.20% - 1.30%	2.55%
Weighted average common stock dividend yield	4.1% - 5.8%	5.9% - 6.0%	5.6%

Information with respect to RSUs for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2018	1,498	$30,631
Vested	(314)	(6,592)
Granted	789	15,630
Forfeited	(207)	(4,167)
Outstanding, December 31, 2019	1,766	35,502
Vested	(462)	(8,139)
Granted	753	13,760
Forfeited	(83)	(1,495)
Outstanding, December 31, 2020	1,974	39,628
Vested	(834)	(14,396)
Granted	1,225	22,406
Forfeited	(57)	(1,091)
Outstanding, December 31, 2021	2,308	$46,547

During the years ended December 31, 2021, 2020, and 2019, the Company recognized $18.6 million, $11.9 million, and $13.6 million of equity compensation expense, respectively, of which $1.5 million, $0.9 million, and $0.9 million was capitalized, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations. As of December 31, 2021, the Company had $20.2 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Computation of Basic Earnings Per Share:
Net income	$270,187	$121,173	$274,773
Non-forfeitable dividends on unvested restricted shares	(748)	(410)	(649)
Net income attributable to the Company’s common stockholders for basic earnings per share	$269,439	$120,763	$274,124

Weighted average shares outstanding – basic	297,408	296,972	298,229

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.91	$0.41	$0.92

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$269,439	$120,763	$274,124

Weighted average shares outstanding – basic	297,408	296,972	298,229
Effect of dilutive securities:
Equity awards	1,427	927	1,105
Weighted average shares outstanding – diluted	298,835	297,899	299,334

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.90	$0.41	$0.92

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2021	2020	2019
Computation of Basic Earnings Per Unit:
Net income	$270,187	$121,173	$274,773
Non-forfeitable dividends on unvested restricted units	(748)	(410)	(649)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$269,439	$120,763	$274,124

Weighted average common units outstanding – basic	297,408	296,972	298,229

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.91	$0.41	$0.92

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$269,439	$120,763	$274,124

Weighted average common units outstanding – basic	297,408	296,972	298,229
Effect of dilutive securities:
Equity awards	1,427	927	1,105
Weighted average common units outstanding – diluted	298,835	297,899	299,334

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.90	$0.41	$0.92

15. Commitments and Contingencies
Legal Matters
The Company is not presently involved in any material litigation arising outside the ordinary course of business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which the Company believes, individually or in the aggregate, taking into account existing reserves, will have a material impact on the Company’s financial condition, operating results, or cash flows.

Insurance Captive
The Company has a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance for the properties in the Company’s Portfolio. The Company formed Incap as part of its overall risk management program to stabilize insurance costs, manage exposure, and recoup expenses through the function of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements. An actuarial analysis is performed to estimate future projected claims, related deductibles, and projected expenses necessary to fund associated risk management programs. Incap establishes annual premiums based on projections derived from the past loss experience of the Company’s Portfolio. Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by the Company’s tenants pursuant to specific lease terms.

Activity in the reserve for losses for the years ended December 31, 2021 and 2020 is summarized as follows:

	Year End December 31,
	2021	2020
Balance at the beginning of the year	$10,960	$12,345

Incurred related to:
Current year	2,808	2,911
Prior years	(955)	(1,962)
Total incurred	1,853	949

Paid related to:
Current year	4	(141)
Prior years	(2,722)	(2,193)
Total paid	(2,718)	(2,334)

Balance at the end of the year	$10,095	$10,960

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s financial condition, operating results, or cash flows. During the years ended December 31, 2021, 2020, and 2019, the Company did not incur any material governmental fines resulting from environmental matters.

16. Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Code. To qualify as a REIT, the Parent Company must meet several organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Management intends to continue to satisfy these requirements and maintain the Parent Company’s REIT status.

As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code. The Parent Company conducts substantially all of its operations through the Operating Partnership, which is organized as a limited partnership and treated as a pass-through entity for U.S. federal tax purposes. Therefore, U.S. federal income taxes do not materially impact the Consolidated Financial Statements of the Company.

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

The Company incurred income and other taxes of $0.8 million, $4.4 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019. These amounts are included in Other on the Company’s Consolidated Statements of Operations.

17. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets.

As of December 31, 2021 and 2020, there were no material receivables from or payables to related parties. During the years ended December 31, 2021, 2020, and 2019, the Company did not engage in any material related-party transactions.

18. Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan, up to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2021, 2020, and 2019, the Company’s expense for the Savings Plan was $1.6 million, $1.6 million, and $1.2 million, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations.

19. Supplemental Financial Information
No retrospective adjustments were made to the Company’s Consolidated Financial Statements for the years ended December 31, 2021 and 2020.

20. Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2021 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2021 through the date the financial statements were issued.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

None.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Springdale	Mobile, AL	$7,460	$32,942	$33,096	$7,460	$66,038	$73,498	$(20,746)	2004	Jun-11	40 years
Northmall Centre	Tucson, AZ	3,140	16,119	(490)	2,202	16,567	18,769	(6,363)	1996	Jun-11	40 years
Bakersfield Plaza	Bakersfield, CA	4,000	24,662	15,896	4,502	40,056	44,558	(15,750)	1970	Jun-11	40 years
Carmen Plaza	Camarillo, CA	5,410	16,955	3,885	5,410	20,840	26,250	(6,336)	2000	Jun-11	40 years
Plaza Rio Vista	Cathedral, CA	2,465	12,534	365	2,465	12,899	15,364	(4,034)	2005	Oct-13	40 years
Cudahy Plaza	Cudahy, CA	4,490	12,100	19,027	4,778	30,839	35,617	(6,936)	2021	Jun-11	40 years
University Mall	Davis, CA	4,270	15,088	3,551	4,270	18,639	22,909	(4,978)	1964	Jun-11	40 years
Felicita Plaza	Escondido, CA	4,280	12,421	1,336	4,280	13,757	18,037	(5,714)	2001	Jun-11	40 years
Felicita Town Center	Escondido, CA	11,231	30,678	1,639	11,231	32,317	43,548	(7,362)	1987	Dec-16	40 years
Arbor - Broadway Faire	Fresno, CA	5,691	32,621	3,281	5,691	35,902	41,593	(13,872)	1995	Jun-11	40 years
Lompoc Center	Lompoc, CA	4,670	11,455	7,379	4,670	18,834	23,504	(6,572)	1960	Jun-11	40 years
Briggsmore Plaza	Modesto, CA	2,140	10,220	4,060	2,140	14,280	16,420	(5,117)	1998	Jun-11	40 years
Montebello Plaza	Montebello, CA	13,360	32,536	8,769	13,360	41,305	54,665	(16,623)	1974	Jun-11	40 years
California Oaks Center	Murrieta, CA	5,180	13,491	6,456	5,180	19,947	25,127	(6,362)	1990	Jun-11	40 years
Pacoima Center	Pacoima, CA	7,050	15,859	1,218	7,050	17,077	24,127	(9,611)	1995	Jun-11	40 years
Metro 580	Pleasanton, CA	10,500	19,243	1,920	10,500	21,163	31,663	(9,119)	1996	Jun-11	40 years
Rose Pavilion	Pleasanton, CA	19,619	59,801	17,247	19,618	77,049	96,667	(22,705)	2019	Jun-11	40 years
Puente Hills Town Center	Rowland Heights, CA	15,670	37,458	6,564	15,670	44,022	59,692	(14,323)	1984	Jun-11	40 years
Ocean View Plaza	San Clemente, CA	15,750	29,565	2,933	15,750	32,498	48,248	(10,765)	1990	Jun-11	40 years
Plaza By The Sea	San Clemente, CA	9,607	5,440	4,897	9,607	10,337	19,944	(1,273)	1976	Dec-17	40 years
Village at Mira Mesa	San Diego, CA	14,870	69,872	39,559	14,870	109,431	124,301	(28,412)	2021	Jun-11	40 years
San Dimas Plaza	San Dimas, CA	11,490	20,461	8,365	15,101	25,215	40,316	(8,485)	1986	Jun-11	40 years
Bristol Plaza	Santa Ana, CA	9,110	20,709	4,006	9,722	24,103	33,825	(7,977)	2003	Jun-11	40 years
Gateway Plaza	Santa Fe Springs, CA	9,980	30,046	2,872	9,980	32,918	42,898	(13,994)	2002	Jun-11	40 years
Santa Paula Center	Santa Paula, CA	3,520	17,704	1,228	3,520	18,932	22,452	(8,165)	1995	Jun-11	40 years
Vail Ranch Center	Temecula, CA	3,750	20,901	3,496	3,750	24,397	28,147	(9,000)	2003	Jun-11	40 years
Country Hills Shopping Center	Torrance, CA	3,589	8,683	(104)	3,589	8,579	12,168	(2,968)	1977	Jun-11	40 years
Upland Town Square	Upland, CA	9,051	23,053	1,483	9,051	24,536	33,587	(4,895)	1994	Nov-17	40 years
Gateway Plaza - Vallejo	Vallejo, CA	11,880	66,525	32,790	12,947	98,248	111,195	(31,026)	2018	Jun-11	40 years
Arvada Plaza	Arvada, CO	1,160	7,378	593	1,160	7,971	9,131	(4,636)	1994	Jun-11	40 years
Arapahoe Crossings	Aurora, CO	13,676	52,586	17,912	13,676	70,498	84,174	(20,909)	1996	Jul-13	40 years
Aurora Plaza	Aurora, CO	3,910	7,809	3,179	3,910	10,988	14,898	(5,522)	1996	Jun-11	40 years
Villa Monaco	Denver, CO	3,090	6,095	5,192	3,090	11,287	14,377	(3,751)	1978	Jun-11	40 years
Centennial Shopping Center	Englewood, CO	6,755	11,697	258	6,755	11,955	18,710	(1,725)	2013	Apr-19	40 years
Superior Marketplace	Superior, CO	7,090	35,376	8,531	7,090	43,907	50,997	(15,754)	1997	Jun-11	40 years
Westminster City Center	Westminster, CO	6,040	40,717	16,151	6,040	56,868	62,908	(17,594)	2021	Jun-11	40 years
The Shoppes at Fox Run	Glastonbury, CT	3,550	22,424	4,705	3,600	27,079	30,679	(10,309)	1974	Jun-11	40 years
Groton Square	Groton, CT	2,730	27,583	2,417	2,730	30,000	32,730	(13,126)	1987	Jun-11	40 years
Parkway Plaza	Hamden, CT	4,100	7,633	251	4,100	7,884	11,984	(3,130)	2006	Jun-11	40 years
The Manchester Collection	Manchester, CT	8,200	46,870	(126)	8,200	46,744	54,944	(16,683)	2001	Jun-11	40 years
Turnpike Plaza	Newington, CT	3,920	23,558	68	3,920	23,626	27,546	(10,094)	2004	Jun-11	40 years
North Haven Crossing	North Haven, CT	5,430	15,889	3,083	5,430	18,972	24,402	(7,082)	1993	Jun-11	40 years
Christmas Tree Plaza	Orange, CT	4,870	13,724	3,316	4,870	17,040	21,910	(5,921)	1996	Jun-11	40 years
Stratford Square	Stratford, CT	5,860	11,650	7,281	5,860	18,931	24,791	(6,677)	1984	Jun-11	40 years
Torrington Plaza	Torrington, CT	2,180	12,807	3,719	2,180	16,526	18,706	(6,494)	1994	Jun-11	40 years
Waterbury Plaza	Waterbury, CT	4,793	16,230	2,969	4,793	19,199	23,992	(7,652)	2000	Jun-11	40 years
Waterford Commons	Waterford, CT	4,990	43,495	7,230	4,990	50,725	55,715	(18,355)	2004	Jun-11	40 years
North Dover Center	Dover, DE	3,100	17,345	6,028	3,100	23,373	26,473	(6,995)	1989	Jun-11	40 years
Center of Bonita Springs	Bonita Springs, FL	10,946	38,446	32	10,946	38,478	49,424	(1,685)	2014	Apr-21	40 years
Coastal Way - Coastal Landing	Brooksville, FL	8,840	30,693	9,248	8,840	39,941	48,781	(14,098)	2008	Jun-11	40 years
Clearwater Mall	Clearwater, FL	15,300	51,834	7,786	15,300	59,620	74,920	(18,369)	1973	Jun-11	40 years
Coconut Creek Plaza	Coconut Creek, FL	7,400	24,504	6,167	7,400	30,671	38,071	(11,094)	2005	Jun-11	40 years
Century Plaza Shopping Center	Deerfield Beach, FL	3,050	7,619	5,524	3,050	13,143	16,193	(3,999)	2006	Jun-11	40 years
Northgate Shopping Center	DeLand, FL	3,500	8,630	5,720	3,500	14,350	17,850	(3,671)	1993	Jun-11	40 years
Sun Plaza	Ft. Walton Beach, FL	4,480	12,544	1,693	4,480	14,237	18,717	(6,607)	2004	Jun-11	40 years
Normandy Square	Jacksonville, FL	1,936	5,373	1,666	1,936	7,039	8,975	(3,154)	1996	Jun-11	40 years
Regency Park Shopping Center	Jacksonville, FL	6,240	13,502	7,389	6,240	20,891	27,131	(6,767)	1985	Jun-11	40 years
Ventura Downs	Kissimmee, FL	3,580	7,092	6,331	3,580	13,423	17,003	(3,401)	2018	Jun-11	40 years
Marketplace at Wycliffe	Lake Worth, FL	7,930	13,368	2,304	7,930	15,672	23,602	(4,659)	2002	Jun-11	40 years
Venetian Isle Shopping Ctr	Lighthouse Point, FL	8,270	14,390	2,170	8,270	16,560	24,830	(6,044)	1992	Jun-11	40 years
Marco Town Center	Marco Island, FL	7,235	26,330	11,460	7,235	37,790	45,025	(7,367)	2021	Oct-13	40 years
Mall at 163rd Street	Miami, FL	9,450	33,139	4,724	9,450	37,863	47,313	(11,960)	2007	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Shops at Palm Lakes	Miami, FL	10,896	13,971	15,065	10,896	29,036	39,932	(5,689)	2021	Jun-11	40 years
Freedom Square	Naples, FL	4,735	12,326	12,310	4,735	24,636	29,371	(4,792)	2021	Jun-11	40 years
Granada Shoppes	Naples, FL	34,061	69,551	(1)	34,061	69,550	103,611	(315)	2011	Dec-21	40 years
Naples Plaza	Naples, FL	9,200	20,461	10,692	9,200	31,153	40,353	(11,388)	2013	Jun-11	40 years
Park Shore Plaza	Naples, FL	4,750	13,615	26,471	7,245	37,591	44,836	(12,180)	2017	Jun-11	40 years
Chelsea Place	New Port Richey, FL	3,303	9,685	680	3,303	10,365	13,668	(3,540)	1992	Oct-13	40 years
Presidential Plaza West	North Lauderdale, FL	2,070	5,424	2,347	2,070	7,771	9,841	(2,270)	2006	Jun-11	40 years
Colonial Marketplace	Orlando, FL	4,230	19,676	3,652	4,230	23,328	27,558	(9,298)	1986	Jun-11	40 years
Conway Crossing	Orlando, FL	3,163	12,007	1,064	3,163	13,071	16,234	(4,650)	2002	Oct-13	40 years
Hunter's Creek Plaza	Orlando, FL	3,589	5,776	3,535	3,589	9,311	12,900	(2,926)	1998	Oct-13	40 years
Pointe Orlando	Orlando, FL	6,120	51,321	54,354	6,120	105,675	111,795	(26,375)	2021	Jun-11	40 years
Martin Downs Town Center	Palm City, FL	1,660	9,749	415	1,660	10,164	11,824	(2,763)	1996	Oct-13	40 years
Martin Downs Village Center	Palm City, FL	5,319	28,223	2,594	5,319	30,817	36,136	(9,249)	1987	Jun-11	40 years
23rd Street Station	Panama City, FL	3,120	6,860	3,094	3,120	9,954	13,074	(2,717)	1995	Jun-11	40 years
Panama City Square	Panama City, FL	5,690	8,900	12,464	5,690	21,364	27,054	(5,185)	1989	Jun-11	40 years
East Port Plaza	Port St. Lucie, FL	4,099	22,219	4,156	4,099	26,375	30,474	(8,155)	1991	Oct-13	40 years
Shoppes of Victoria Square	Port St. Lucie, FL	3,450	6,027	1,631	3,450	7,658	11,108	(3,117)	1990	Jun-11	40 years
Lake St. Charles	Riverview, FL	2,801	6,900	470	2,801	7,370	10,171	(2,090)	1999	Oct-13	40 years
Cobblestone Village	Royal Palm Beach, FL	2,700	4,880	1,030	2,700	5,910	8,610	(1,794)	2005	Jun-11	40 years
Beneva Village Shoppes	Sarasota, FL	4,013	16,966	14,145	4,013	31,111	35,124	(7,064)	2020	Oct-13	40 years
Sarasota Village	Sarasota, FL	5,190	12,476	4,040	5,190	16,516	21,706	(5,817)	1972	Jun-11	40 years
Atlantic Plaza	Satellite Beach, FL	2,630	10,479	3,377	2,630	13,856	16,486	(4,701)	2008	Jun-11	40 years
Seminole Plaza	Seminole, FL	3,870	7,934	12,888	3,870	20,822	24,692	(4,396)	2020	Jun-11	40 years
Cobblestone Village	St. Augustine, FL	8,189	33,062	5,380	8,189	38,442	46,631	(14,170)	2003	Jun-11	40 years
Dolphin Village	St. Pete Beach, FL	9,882	15,441	3,134	9,882	18,575	28,457	(5,007)	1990	Oct-13	40 years
Rutland Plaza	St. Petersburg, FL	3,880	8,091	2,041	3,880	10,132	14,012	(3,987)	2002	Jun-11	40 years
Tyrone Gardens	St. Petersburg, FL	5,690	9,654	2,735	5,690	12,389	18,079	(4,940)	2021	Jun-11	40 years
Downtown Publix	Stuart, FL	1,770	12,016	5,553	1,770	17,569	19,339	(5,167)	2000	Jun-11	40 years
Sunrise Town Center	Sunrise, FL	7,856	7,479	1,713	7,856	9,192	17,048	(3,109)	1989	Oct-13	40 years
Carrollwood Center	Tampa, FL	3,749	14,456	1,757	3,749	16,213	19,962	(5,779)	2002	Oct-13	40 years
Ross Plaza	Tampa, FL	2,640	10,906	1,255	2,640	12,161	14,801	(3,922)	1996	Oct-13	40 years
Shoppes at Tarpon	Tarpon Springs, FL	7,800	13,644	4,467	7,800	18,111	25,911	(8,251)	2003	Jun-11	40 years
Venice Plaza	Venice, FL	3,245	14,376	1,308	3,245	15,684	18,929	(3,912)	1999	Oct-13	40 years
Venice Shopping Center	Venice, FL	2,555	6,185	690	2,555	6,875	9,430	(2,273)	2000	Oct-13	40 years
Venice Village	Venice, FL	7,157	25,758	7,462	7,157	33,220	40,377	(5,148)	2021	Nov-17	40 years
Mansell Crossing	Alpharetta, GA	15,461	25,023	6,550	15,461	31,573	47,034	(11,588)	1993	Jun-11	40 years
Northeast Plaza	Atlanta, GA	6,907	36,191	6,188	6,907	42,379	49,286	(13,361)	1952	Jun-11	40 years
Augusta West Plaza	Augusta, GA	1,070	5,698	2,816	1,070	8,514	9,584	(2,957)	2006	Jun-11	40 years
Sweetwater Village	Austell, GA	1,080	3,026	993	1,080	4,019	5,099	(1,989)	1985	Jun-11	40 years
Vineyards at Chateau Elan	Braselton, GA	2,202	14,184	1,095	2,202	15,279	17,481	(4,579)	2002	Oct-13	40 years
Salem Road Station	Covington, GA	670	11,366	922	670	12,288	12,958	(3,776)	2000	Oct-13	40 years
Keith Bridge Commons	Cumming, GA	1,501	14,755	1,247	1,601	15,902	17,503	(4,942)	2002	Oct-13	40 years
Northside	Dalton, GA	1,320	3,739	1,242	1,320	4,981	6,301	(2,262)	2001	Jun-11	40 years
Cosby Station	Douglasville, GA	2,650	6,553	861	2,650	7,414	10,064	(2,707)	1994	Jun-11	40 years
Park Plaza	Douglasville, GA	1,470	2,444	1,493	1,470	3,937	5,407	(1,346)	1986	Jun-11	40 years
Westgate	Dublin, GA	1,265	3,175	2,035	1,265	5,210	6,475	(1,468)	2004	Jun-11	40 years
Venture Pointe	Duluth, GA	2,460	7,933	5,612	2,460	13,545	16,005	(7,020)	1995	Jun-11	40 years
Banks Station	Fayetteville, GA	3,490	11,587	2,754	3,490	14,341	17,831	(5,913)	2006	Jun-11	40 years
Barrett Place	Kennesaw, GA	6,990	12,058	1,557	6,990	13,615	20,605	(5,670)	1992	Jun-11	40 years
Shops of Huntcrest	Lawrenceville, GA	2,093	17,498	853	2,093	18,351	20,444	(5,290)	2003	Oct-13	40 years
Mableton Walk	Mableton, GA	1,645	9,300	1,592	1,645	10,892	12,537	(3,804)	1994	Jun-11	40 years
The Village at Mableton	Mableton, GA	2,040	5,128	3,818	2,040	8,946	10,986	(3,508)	1959	Jun-11	40 years
Marshalls at Eastlake	Marietta, GA	2,650	2,557	1,652	2,650	4,209	6,859	(1,552)	1982	Jun-11	40 years
New Chastain Corners	Marietta, GA	3,090	7,744	3,352	3,090	11,096	14,186	(3,884)	2004	Jun-11	40 years
Pavilions at Eastlake	Marietta, GA	4,770	10,601	5,383	4,770	15,984	20,754	(6,137)	1996	Jun-11	40 years
Creekwood Village	Rex, GA	1,400	4,752	615	1,400	5,367	6,767	(2,303)	1990	Jun-11	40 years
Connexion	Roswell, GA	2,627	28,074	—	2,627	28,074	30,701	—	2016	Dec-21	40 years
Holcomb Bridge Crossing	Roswell, GA	1,170	5,249	4,874	1,170	10,123	11,293	(4,399)	1988	Jun-11	40 years
Kings Market	Roswell, GA	6,758	33,899	—	6,758	33,899	40,657	—	2005	Dec-21	40 years
Victory Square	Savannah, GA	6,080	14,609	1,318	6,080	15,927	22,007	(5,190)	2007	Jun-11	40 years
Stockbridge Village	Stockbridge, GA	5,872	15,410	4,496	5,872	19,906	25,778	(8,761)	2008	Jun-11	40 years
Stone Mountain Festival	Stone Mountain, GA	5,740	15,717	1,954	5,740	17,671	23,411	(8,560)	2006	Jun-11	40 years
Wilmington Island	Wilmington Island, GA	2,630	7,792	1,536	2,630	9,328	11,958	(3,027)	1985	Oct-13	40 years
Haymarket Mall	Des Moines, IA	2,055	9,139	948	2,055	10,087	12,142	(4,590)	1979	Jun-11	40 years
Haymarket Square	Des Moines, IA	3,360	7,569	6,450	3,360	14,019	17,379	(4,969)	1979	Jun-11	40 years
Annex of Arlington	Arlington Heights, IL	3,769	13,975	15,861	4,373	29,232	33,605	(9,978)	1999	Jun-11	40 years
Ridge Plaza	Arlington Heights, IL	3,720	8,846	5,781	3,720	14,627	18,347	(7,038)	2000	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Southfield Plaza	Bridgeview, IL	5,880	18,113	4,833	5,880	22,946	28,826	(9,422)	2006	Jun-11	40 years
Commons of Chicago Ridge	Chicago Ridge, IL	4,310	38,811	7,761	4,310	46,572	50,882	(19,122)	1998	Jun-11	40 years
Rivercrest Shopping Center	Crestwood, IL	7,010	35,416	21,112	11,010	52,528	63,538	(17,682)	1992	Jun-11	40 years
The Commons of Crystal Lake	Crystal Lake, IL	3,660	31,062	5,641	3,660	36,703	40,363	(12,947)	1987	Jun-11	40 years
Elk Grove Town Center	Elk Grove Village, IL	3,010	12,985	1,807	3,010	14,792	17,802	(4,081)	1998	Jun-11	40 years
Freeport Plaza	Freeport, IL	660	5,557	559	660	6,116	6,776	(3,865)	2000	Jun-11	40 years
The Quentin Collection	Kildeer, IL	5,780	24,215	3,871	6,002	27,864	33,866	(8,092)	2006	Jun-11	40 years
Butterfield Square	Libertyville, IL	3,430	12,677	3,450	3,430	16,127	19,557	(5,726)	1997	Jun-11	40 years
High Point Centre	Lombard, IL	7,510	18,347	11,900	7,510	30,247	37,757	(7,944)	2019	Jun-11	40 years
Long Meadow Commons	Mundelein, IL	4,700	11,312	3,525	4,700	14,837	19,537	(7,141)	1997	Jun-11	40 years
Westridge Court	Naperville, IL	10,560	60,874	31,870	10,560	92,744	103,304	(25,176)	1992	Jun-11	40 years
Rollins Crossing	Round Lake Beach, IL	3,040	22,860	2,251	3,040	25,111	28,151	(11,666)	1998	Jun-11	40 years
Tinley Park Plaza	Tinley Park, IL	12,250	19,589	22,914	12,250	42,503	54,753	(7,673)	2021	Jun-11	40 years
Meridian Village	Carmel, IN	2,089	7,011	3,333	2,089	10,344	12,433	(4,250)	1990	Jun-11	40 years
Columbus Center	Columbus, IN	1,480	13,293	5,013	1,480	18,306	19,786	(6,310)	1964	Jun-11	40 years
Market Centre	Goshen, IN	1,765	12,349	16,288	1,765	28,637	30,402	(6,069)	1994	Jun-11	40 years
Speedway Super Center	Speedway, IN	8,410	48,202	22,595	8,410	70,797	79,207	(22,282)	2021	Jun-11	40 years
Sagamore Park Centre	West Lafayette, IN	2,390	10,708	2,605	2,390	13,313	15,703	(5,366)	2018	Jun-11	40 years
Westchester Square	Lenexa, KS	3,250	13,693	4,680	3,250	18,373	21,623	(6,589)	1987	Jun-11	40 years
West Loop Shopping Center	Manhattan, KS	2,800	10,187	7,458	2,800	17,645	20,445	(7,231)	2013	Jun-11	40 years
North Dixie Plaza	Elizabethtown, KY	2,372	4,475	718	2,108	5,457	7,565	(1,906)	1992	Jun-11	40 years
Florence Plaza - Florence Square	Florence, KY	9,380	44,977	33,325	11,014	76,668	87,682	(26,210)	2014	Jun-11	40 years
Jeffersontown Commons	Jeffersontown, KY	3,920	14,384	1,378	3,920	15,762	19,682	(7,446)	1959	Jun-11	40 years
London Marketplace	London, KY	1,400	8,267	7,380	1,400	15,647	17,047	(3,633)	1994	Jun-11	40 years
Eastgate Shopping Center	Louisville, KY	4,300	13,228	3,469	4,300	16,697	20,997	(7,708)	2002	Jun-11	40 years
Plainview Village	Louisville, KY	2,600	9,358	2,502	2,600	11,860	14,460	(4,659)	1997	Jun-11	40 years
Stony Brook I & II	Louisville, KY	3,650	17,367	2,373	3,650	19,740	23,390	(8,174)	1988	Jun-11	40 years
Points West Plaza	Brockton, MA	2,200	8,140	3,481	2,200	11,621	13,821	(3,287)	1960	Jun-11	40 years
Burlington Square I, II & III	Burlington, MA	4,690	12,003	3,540	4,690	15,543	20,233	(5,290)	1992	Jun-11	40 years
Holyoke Shopping Center	Holyoke, MA	3,110	11,659	1,630	3,110	13,289	16,399	(6,004)	2000	Jun-11	40 years
WaterTower Plaza	Leominster, MA	10,400	36,198	4,955	10,400	41,153	51,553	(14,181)	2000	Jun-11	40 years
Lunenberg Crossing	Lunenburg, MA	930	1,668	1,255	930	2,923	3,853	(1,052)	1994	Jun-11	40 years
Lynn Marketplace	Lynn, MA	3,100	4,634	5,532	3,100	10,166	13,266	(2,031)	1968	Jun-11	40 years
Webster Square Shopping Center	Marshfield, MA	5,532	26,961	1,292	5,532	28,253	33,785	(7,480)	2005	Jun-15	40 years
Berkshire Crossing	Pittsfield, MA	2,771	29,926	4,438	2,771	34,364	37,135	(13,714)	1994	Jun-11	40 years
Westgate Plaza	Westfield, MA	2,494	7,752	3,122	2,494	10,874	13,368	(2,763)	1996	Jun-11	40 years
Perkins Farm Marketplace	Worcester, MA	2,150	16,280	6,960	2,150	23,240	25,390	(8,605)	1967	Jun-11	40 years
South Plaza Shopping Center	California, MD	2,174	23,100	265	2,174	23,365	25,539	(6,302)	2005	Oct-13	40 years
Campus Village Shoppes	College Park, MD	1,660	4,792	828	1,660	5,620	7,280	(1,847)	1986	Jun-11	40 years
Fox Run	Prince Frederick, MD	3,396	28,213	21,233	3,396	49,446	52,842	(11,699)	2021	Jun-11	40 years
Pine Tree Shopping Center	Portland, ME	2,860	18,623	2,326	2,860	20,949	23,809	(10,977)	1958	Jun-11	40 years
Arborland Center	Ann Arbor, MI	20,175	88,715	3,175	20,174	91,891	112,065	(22,069)	2000	Mar-17	40 years
Maple Village	Ann Arbor, MI	3,200	13,392	33,884	3,200	47,276	50,476	(11,255)	2020	Jun-11	40 years
Grand Crossing	Brighton, MI	1,780	7,056	2,464	1,780	9,520	11,300	(4,065)	2005	Jun-11	40 years
Farmington Crossroads	Farmington, MI	1,620	3,971	2,141	1,620	6,112	7,732	(2,756)	1986	Jun-11	40 years
Silver Pointe Shopping Center	Fenton, MI	3,840	11,892	4,647	3,840	16,539	20,379	(6,312)	1996	Jun-11	40 years
Cascade East	Grand Rapids, MI	1,280	4,733	3,283	1,280	8,016	9,296	(3,006)	1983	Jun-11	40 years
Delta Center	Lansing, MI	1,518	5,075	3,231	1,518	8,306	9,824	(3,703)	1985	Jun-11	40 years
Lakes Crossing	Muskegon, MI	1,274	11,242	2,893	1,200	14,209	15,409	(6,200)	2008	Jun-11	40 years
Redford Plaza	Redford, MI	7,510	17,249	8,225	7,510	25,474	32,984	(10,329)	1992	Jun-11	40 years
Hampton Village Centre	Rochester Hills, MI	5,370	43,546	21,150	5,370	64,696	70,066	(21,852)	2004	Jun-11	40 years
Fashion Corners	Saginaw, MI	1,940	17,590	786	1,940	18,376	20,316	(7,426)	2004	Jun-11	40 years
Southfield Plaza	Southfield, MI	1,320	3,348	2,718	1,320	6,066	7,386	(3,111)	1970	Jun-11	40 years
18 Ryan	Sterling Heights, MI	3,160	8,045	2,303	3,160	10,348	13,508	(3,215)	1997	Jun-11	40 years
Delco Plaza	Sterling Heights, MI	2,860	4,852	2,599	2,860	7,451	10,311	(3,091)	1996	Jun-11	40 years
West Ridge	Westland, MI	1,800	5,189	5,979	1,800	11,168	12,968	(5,117)	1989	Jun-11	40 years
Washtenaw Fountain Plaza	Ypsilanti, MI	2,030	5,929	2,443	2,030	8,372	10,402	(2,894)	2005	Jun-11	40 years
Southport Centre I - VI	Apple Valley, MN	4,602	18,211	933	4,602	19,144	23,746	(6,323)	1985	Jun-11	40 years
Champlin Marketplace	Champlin, MN	3,985	11,375	—	3,985	11,375	15,360	(463)	2005	Jun-21	40 years
Burning Tree Plaza	Duluth, MN	4,790	15,209	4,203	4,790	19,412	24,202	(6,412)	1987	Jun-11	40 years
Westwind Plaza	Minnetonka, MN	2,630	11,117	2,483	2,630	13,600	16,230	(4,284)	2007	Jun-11	40 years
Richfield Hub	Richfield, MN	7,748	18,492	1,975	7,619	20,596	28,215	(6,641)	1952	Jun-11	40 years
Roseville Center	Roseville , MN	1,620	7,917	7,899	1,620	15,816	17,436	(3,249)	2021	Jun-11	40 years
Marketplace @ 42	Savage, MN	5,150	10,636	6,034	5,150	16,670	21,820	(5,655)	1999	Jun-11	40 years
Sun Ray Shopping Center	St. Paul, MN	5,250	19,421	3,892	5,250	23,313	28,563	(9,429)	1958	Jun-11	40 years
White Bear Hills Shopping Center	White Bear Lake, MN	1,790	6,016	1,898	1,790	7,914	9,704	(3,318)	1996	Jun-11	40 years
Ellisville Square	Ellisville, MO	4,144	2,715	10,026	4,144	12,741	16,885	(5,251)	1989	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Hub Shopping Center	Independence, MO	850	7,486	1,396	850	8,882	9,732	(4,029)	1995	Jun-11	40 years
Watts Mill Plaza	Kansas City, MO	2,610	12,293	2,620	2,610	14,913	17,523	(4,606)	1997	Jun-11	40 years
Liberty Corners	Liberty, MO	2,530	8,416	3,485	2,530	11,901	14,431	(4,976)	1987	Jun-11	40 years
Maplewood Square	Maplewood, MO	1,450	2,958	2,130	1,450	5,088	6,538	(1,167)	1998	Jun-11	40 years
Devonshire Place	Cary, NC	940	3,267	6,068	940	9,335	10,275	(4,144)	1996	Jun-11	40 years
McMullen Creek Market	Charlotte, NC	10,590	22,490	8,698	10,590	31,188	41,778	(10,945)	1988	Jun-11	40 years
The Commons at Chancellor Park	Charlotte, NC	5,240	19,387	3,023	5,240	22,410	27,650	(8,834)	1994	Jun-11	40 years
Macon Plaza	Franklin, NC	770	3,278	957	770	4,235	5,005	(2,097)	2001	Jun-11	40 years
Garner Towne Square	Garner, NC	6,233	19,830	5,820	6,233	25,650	31,883	(6,654)	1997	Oct-13	40 years
Franklin Square	Gastonia, NC	7,060	27,556	5,530	7,060	33,086	40,146	(11,814)	1989	Jun-11	40 years
Wendover Place	Greensboro, NC	15,883	38,688	8,086	15,882	46,775	62,657	(17,019)	2000	Jun-11	40 years
University Commons	Greenville, NC	5,350	24,770	5,130	5,350	29,900	35,250	(10,854)	1996	Jun-11	40 years
Valley Crossing	Hickory, NC	2,130	5,677	9,552	2,130	15,229	17,359	(6,236)	2014	Jun-11	40 years
Kinston Pointe	Kinston, NC	2,180	8,432	631	2,180	9,063	11,243	(4,614)	2001	Jun-11	40 years
Magnolia Plaza	Morganton, NC	730	2,984	3,268	730	6,252	6,982	(1,504)	1990	Jun-11	40 years
Roxboro Square	Roxboro, NC	1,550	8,788	671	1,550	9,459	11,009	(5,276)	2005	Jun-11	40 years
Innes Street Market	Salisbury, NC	10,548	27,268	1,656	10,548	28,924	39,472	(13,697)	2002	Jun-11	40 years
Crossroads	Statesville, NC	3,724	9,034	1,848	3,724	10,882	14,606	(4,286)	1997	Jun-11	40 years
Anson Station	Wadesboro, NC	910	3,557	1,559	910	5,116	6,026	(2,142)	1988	Jun-11	40 years
New Centre Market	Wilmington, NC	5,730	14,339	5,162	5,730	19,501	25,231	(5,663)	1998	Jun-11	40 years
University Commons	Wilmington, NC	6,910	25,416	3,521	6,910	28,937	35,847	(10,735)	2007	Jun-11	40 years
Parkway Plaza	Winston-Salem, NC	6,910	15,950	5,254	6,910	21,204	28,114	(7,228)	2005	Jun-11	40 years
Stratford Commons	Winston-Salem, NC	2,770	8,866	482	2,770	9,348	12,118	(3,245)	1995	Jun-11	40 years
Bedford Grove	Bedford, NH	2,368	8,890	11,540	2,368	20,430	22,798	(4,657)	1989	Jun-11	40 years
Capitol Shopping Center	Concord, NH	2,160	11,020	2,218	2,160	13,238	15,398	(5,848)	2001	Jun-11	40 years
Willow Springs Plaza	Nashua , NH	3,490	18,228	1,909	3,490	20,137	23,627	(6,547)	1990	Jun-11	40 years
Seacoast Shopping Center	Seabrook , NH	2,230	6,820	2,033	2,230	8,853	11,083	(2,328)	1991	Jun-11	40 years
Tri-City Plaza	Somersworth, NH	1,900	9,160	6,974	1,900	16,134	18,034	(6,129)	1990	Jun-11	40 years
Laurel Square	Brick, NJ	5,400	17,384	11,478	5,400	28,862	34,262	(6,237)	2021	Jun-11	40 years
The Shoppes at Cinnaminson	Cinnaminson, NJ	6,030	44,753	5,667	6,030	50,420	56,450	(17,910)	2010	Jun-11	40 years
Acme Clark	Clark, NJ	2,630	8,351	92	2,630	8,443	11,073	(3,883)	2007	Jun-11	40 years
Collegetown Shopping Center	Glassboro, NJ	1,560	11,743	25,086	1,560	36,829	38,389	(7,569)	2021	Jun-11	40 years
Hamilton Plaza	Hamilton, NJ	1,580	7,110	17,392	1,580	24,502	26,082	(3,961)	1972	Jun-11	40 years
Bennetts Mills Plaza	Jackson, NJ	3,130	16,333	928	3,130	17,261	20,391	(6,481)	2002	Jun-11	40 years
Marlton Crossing	Marlton, NJ	5,950	43,499	30,548	5,950	74,047	79,997	(24,788)	2019	Jun-11	40 years
Middletown Plaza	Middletown, NJ	5,060	36,714	4,961	5,060	41,675	46,735	(12,654)	2001	Jun-11	40 years
Larchmont Centre	Mount Laurel, NJ	4,421	14,577	841	4,421	15,418	19,839	(3,887)	1985	Jun-15	40 years
Old Bridge Gateway	Old Bridge, NJ	7,200	35,619	15,045	7,200	50,664	57,864	(14,688)	2021	Jun-11	40 years
Morris Hills Shopping Center	Parsippany, NJ	3,970	27,823	6,141	3,970	33,964	37,934	(11,297)	1994	Jun-11	40 years
Rio Grande Plaza	Rio Grande, NJ	1,660	11,580	2,487	1,660	14,067	15,727	(4,970)	1997	Jun-11	40 years
Ocean Heights Plaza	Somers Point, NJ	6,110	33,757	2,337	6,110	36,094	42,204	(11,502)	2006	Jun-11	40 years
Springfield Place	Springfield, NJ	1,150	4,049	3,258	1,773	6,684	8,457	(2,299)	1965	Jun-11	40 years
Tinton Falls Plaza	Tinton Falls, NJ	3,080	11,413	2,448	3,080	13,861	16,941	(4,835)	2006	Jun-11	40 years
Cross Keys Commons	Turnersville, NJ	5,840	30,539	7,115	5,840	37,654	43,494	(13,093)	1989	Jun-11	40 years
Parkway Plaza	Carle Place, NY	5,790	18,688	3,310	5,790	21,998	27,788	(6,461)	1993	Jun-11	40 years
Unity Plaza	East Fishkill, NY	2,100	13,935	136	2,100	14,071	16,171	(5,016)	2005	Jun-11	40 years
Suffolk Plaza	East Setauket, NY	2,780	5,475	13,408	2,780	18,883	21,663	(3,054)	1998	Jun-11	40 years
Three Village Shopping Center	East Setauket, NY	5,310	15,621	804	5,310	16,425	21,735	(5,629)	1991	Jun-11	40 years
Stewart Plaza	Garden City, NY	6,040	20,293	17,267	6,040	37,560	43,600	(8,117)	2021	Jun-11	40 years
Dalewood I, II & III Shopping Center	Hartsdale, NY	6,900	55,718	8,955	6,900	64,673	71,573	(17,606)	1972	Jun-11	40 years
Cayuga Mall	Ithaca, NY	1,180	8,002	6,612	1,180	14,614	15,794	(5,107)	1969	Jun-11	40 years
Kings Park Plaza	Kings Park, NY	4,790	11,100	2,221	4,790	13,321	18,111	(4,709)	1985	Jun-11	40 years
Village Square Shopping Center	Larchmont, NY	1,320	4,808	1,179	1,320	5,987	7,307	(1,760)	1981	Jun-11	40 years
Falcaro's Plaza	Lawrence, NY	3,410	8,804	5,927	3,410	14,731	18,141	(3,694)	1972	Jun-11	40 years
Mamaroneck Centre	Mamaroneck, NY	1,460	755	13,551	2,198	13,568	15,766	(1,149)	2020	Jun-11	40 years
Sunshine Square	Medford, NY	7,350	23,045	3,093	7,350	26,138	33,488	(9,571)	2007	Jun-11	40 years
Wallkill Plaza	Middletown, NY	1,360	6,074	3,489	1,360	9,563	10,923	(4,239)	1986	Jun-11	40 years
Monroe ShopRite Plaza	Monroe, NY	1,840	15,788	824	1,840	16,612	18,452	(6,930)	1985	Jun-11	40 years
Rockland Plaza	Nanuet, NY	10,700	56,626	14,750	11,097	70,979	82,076	(19,945)	2006	Jun-11	40 years
North Ridge Shopping Center	New Rochelle, NY	4,910	8,864	3,199	4,910	12,063	16,973	(3,372)	1971	Jun-11	40 years
Nesconset Shopping Center	Port Jefferson Station, NY	5,510	19,752	5,558	5,510	25,310	30,820	(8,362)	1961	Jun-11	40 years
Roanoke Plaza	Riverhead, NY	5,050	14,771	1,796	5,050	16,567	21,617	(5,717)	2002	Jun-11	40 years
The Shops at Riverhead	Riverhead, NY	3,479	—	38,652	3,899	38,232	42,131	(6,401)	2018	Jun-11	40 years
Rockville Centre	Rockville Centre, NY	3,590	6,935	391	3,590	7,326	10,916	(2,461)	1975	Jun-11	40 years
College Plaza	Selden, NY	7,735	6,271	18,326	8,270	24,062	32,332	(7,374)	2013	Jun-11	40 years
Campus Plaza	Vestal, NY	1,170	16,039	1,366	1,170	17,405	18,575	(7,143)	2003	Jun-11	40 years
Parkway Plaza	Vestal, NY	2,149	18,501	1,761	2,149	20,262	22,411	(10,065)	1995	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Shoppes at Vestal	Vestal, NY	1,340	14,531	261	1,340	14,792	16,132	(4,171)	2000	Jun-11	40 years
Town Square Mall	Vestal, NY	2,520	39,636	6,729	2,520	46,365	48,885	(16,242)	1991	Jun-11	40 years
The Plaza at Salmon Run	Watertown, NY	1,420	12,243	(3,087)	1,420	9,156	10,576	(3,887)	1993	Jun-11	40 years
Highridge Plaza	Yonkers, NY	6,020	16,074	3,294	6,020	19,368	25,388	(5,805)	1977	Jun-11	40 years
Brunswick Town Center	Brunswick, OH	2,930	18,132	2,379	2,930	20,511	23,441	(6,626)	2004	Jun-11	40 years
Brentwood Plaza	Cincinnati, OH	5,090	19,432	3,472	5,090	22,904	27,994	(8,961)	2004	Jun-11	40 years
Delhi Shopping Center	Cincinnati, OH	3,690	7,711	2,495	3,690	10,206	13,896	(4,167)	1973	Jun-11	40 years
Harpers Station	Cincinnati, OH	3,110	24,598	8,245	3,987	31,966	35,953	(12,291)	1994	Jun-11	40 years
Western Hills Plaza	Cincinnati, OH	8,690	25,100	17,406	8,690	42,506	51,196	(9,992)	2021	Jun-11	40 years
Western Village	Cincinnati, OH	3,370	12,097	1,836	3,420	13,883	17,303	(5,552)	2005	Jun-11	40 years
Crown Point	Columbus, OH	2,120	14,253	2,199	2,120	16,452	18,572	(7,457)	1980	Jun-11	40 years
Greentree Shopping Center	Columbus, OH	1,920	12,016	1,173	1,920	13,189	15,109	(6,668)	2005	Jun-11	40 years
South Towne Centre	Dayton, OH	4,990	42,063	8,249	4,990	50,312	55,302	(20,223)	1972	Jun-11	40 years
Southland Shopping Center	Middleburg Heights, OH	4,659	37,177	10,445	4,659	47,622	52,281	(18,029)	1951	Jun-11	40 years
The Shoppes at North Olmsted	North Olmsted, OH	510	3,987	44	510	4,031	4,541	(1,911)	2002	Jun-11	40 years
Surrey Square Mall	Norwood, OH	3,900	16,439	2,559	3,900	18,998	22,898	(7,546)	2010	Jun-11	40 years
Brice Park	Reynoldsburg, OH	2,606	11,698	23	1,900	12,427	14,327	(4,970)	1989	Jun-11	40 years
Miracle Mile Shopping Plaza	Toledo, OH	1,411	13,473	5,396	1,411	18,869	20,280	(8,771)	1955	Jun-11	40 years
Marketplace	Tulsa, OK	5,040	12,401	3,501	5,040	15,902	20,942	(7,802)	1992	Jun-11	40 years
Village West	Allentown, PA	4,180	22,593	1,884	4,180	24,477	28,657	(8,898)	1999	Jun-11	40 years
Park Hills Plaza	Altoona, PA	4,390	20,965	9,164	4,390	30,129	34,519	(10,120)	1985	Jun-11	40 years
Bethel Park Shopping Center	Bethel Park, PA	3,060	18,281	2,402	3,060	20,683	23,743	(9,649)	1965	Jun-11	40 years
Lehigh Shopping Center	Bethlehem, PA	6,980	30,098	10,347	6,980	40,445	47,425	(15,485)	1955	Jun-11	40 years
Bristol Park	Bristol, PA	3,180	18,807	2,682	3,180	21,489	24,669	(7,532)	1993	Jun-11	40 years
Chalfont Village Shopping Center	Chalfont, PA	1,040	3,625	(30)	1,040	3,595	4,635	(1,306)	1989	Jun-11	40 years
New Britain Village Square	Chalfont, PA	4,250	23,452	3,381	4,250	26,833	31,083	(8,340)	1989	Jun-11	40 years
Collegeville Shopping Center	Collegeville, PA	3,410	6,310	7,560	3,410	13,870	17,280	(4,554)	2020	Jun-11	40 years
Plymouth Square Shopping Center	Conshohocken, PA	17,002	43,945	18,561	17,001	62,507	79,508	(5,360)	1959	May-19	40 years
Whitemarsh Shopping Center	Conshohocken, PA	3,410	11,287	5,962	3,410	17,249	20,659	(4,826)	2002	Jun-11	40 years
Valley Fair	Devon, PA	1,810	3,783	1,689	1,810	5,472	7,282	(1,802)	2001	Jun-11	40 years
Dickson City Crossings	Dickson City, PA	3,780	29,062	6,015	4,800	34,057	38,857	(12,599)	1997	Jun-11	40 years
Barn Plaza	Doylestown, PA	8,780	27,925	3,340	8,780	31,265	40,045	(13,279)	2002	Jun-11	40 years
Pilgrim Gardens	Drexel Hill, PA	2,090	4,690	5,142	2,090	9,832	11,922	(4,264)	1955	Jun-11	40 years
New Garden Center	Kennett Square, PA	2,240	6,665	3,321	2,240	9,986	12,226	(3,720)	1979	Jun-11	40 years
North Penn Market Place	Lansdale, PA	3,060	4,909	1,889	3,060	6,798	9,858	(2,451)	1977	Jun-11	40 years
Village at Newtown	Newtown, PA	7,690	35,589	44,911	7,690	80,500	88,190	(15,541)	2021	Jun-11	40 years
Ivyridge	Philadelphia, PA	7,100	17,543	3,279	7,100	20,822	27,922	(5,887)	1963	Jun-11	40 years
Roosevelt Mall	Philadelphia, PA	10,970	85,839	16,865	10,970	102,704	113,674	(33,741)	2020	Jun-11	40 years
Shoppes at Valley Forge	Phoenixville, PA	2,010	12,010	2,480	2,010	14,490	16,500	(6,263)	2003	Jun-11	40 years
County Line Plaza	Souderton, PA	910	6,988	3,992	910	10,980	11,890	(4,674)	1971	Jun-11	40 years
69th Street Plaza	Upper Darby, PA	640	4,315	1,019	640	5,334	5,974	(1,780)	1994	Jun-11	40 years
Warminster Towne Center	Warminster, PA	4,310	34,434	2,263	4,310	36,697	41,007	(12,881)	1997	Jun-11	40 years
Shops at Prospect	West Hempfield, PA	760	6,261	1,082	760	7,343	8,103	(2,684)	1994	Jun-11	40 years
Whitehall Square	Whitehall, PA	4,350	29,714	4,130	4,350	33,844	38,194	(11,792)	2006	Jun-11	40 years
Wilkes-Barre Township Marketplace	Wilkes-Barre , PA	2,180	15,930	4,174	2,180	20,104	22,284	(9,672)	2004	Jun-11	40 years
Belfair Towne Village	Bluffton, SC	4,265	30,308	3,473	4,265	33,781	38,046	(9,125)	2006	Jun-11	40 years
Milestone Plaza	Greenville, SC	2,563	15,295	3,172	2,563	18,467	21,030	(5,485)	1995	Oct-13	40 years
Circle Center	Hilton Head, SC	3,010	5,707	870	3,010	6,577	9,587	(3,336)	2000	Jun-11	40 years
Island Plaza	James Island, SC	2,940	8,467	4,159	2,940	12,626	15,566	(5,425)	1994	Jun-11	40 years
Festival Centre	North Charleston, SC	3,630	7,342	7,983	3,630	15,325	18,955	(6,954)	1987	Jun-11	40 years
Pawleys Island Plaza	Pawleys Island, SC	5,264	21,804	—	5,264	21,804	27,068	(244)	2015	Oct-21	40 years
Fairview Corners I & II	Simpsonville, SC	2,370	16,339	3,042	2,370	19,381	21,751	(6,975)	2003	Jun-11	40 years
Hillcrest Market Place	Spartanburg, SC	4,190	31,398	8,272	4,190	39,670	43,860	(14,934)	1965	Jun-11	40 years
East Ridge Crossing	Chattanooga , TN	1,222	3,924	701	1,222	4,625	5,847	(1,979)	1999	Jun-11	40 years
Watson Glen Shopping Center	Franklin, TN	5,220	13,075	3,363	5,220	16,438	21,658	(7,150)	1988	Jun-11	40 years
Williamson Square	Franklin, TN	7,730	17,472	10,657	7,730	28,129	35,859	(12,510)	1988	Jun-11	40 years
Greeneville Commons	Greeneville, TN	2,880	10,643	6,345	2,880	16,988	19,868	(5,087)	2002	Jun-11	40 years
Kingston Overlook	Knoxville, TN	2,060	3,727	3,715	2,060	7,442	9,502	(1,730)	1996	Jun-11	40 years
The Commons at Wolfcreek	Memphis, TN	22,530	48,316	31,409	23,240	79,015	102,255	(26,188)	2014	Jun-11	40 years
Georgetown Square	Murfreesboro, TN	3,250	7,147	3,350	3,716	10,031	13,747	(3,520)	2003	Jun-11	40 years
Nashboro Village	Nashville, TN	2,243	11,488	373	2,243	11,861	14,104	(4,336)	1998	Oct-13	40 years
Parmer Crossing	Austin, TX	5,927	9,854	3,285	5,927	13,139	19,066	(4,824)	1989	Jun-11	40 years
Baytown Shopping Center	Baytown, TX	3,410	9,082	1,189	3,410	10,271	13,681	(6,035)	1987	Jun-11	40 years
El Camino	Bellaire, TX	1,320	3,589	882	1,320	4,471	5,791	(1,875)	2008	Jun-11	40 years
Townshire	Bryan, TX	1,790	6,296	934	1,790	7,230	9,020	(4,040)	2002	Jun-11	40 years
Central Station	College Station, TX	4,340	19,214	5,068	4,340	24,282	28,622	(7,846)	1976	Jun-11	40 years
Rock Prairie Crossing	College Station, TX	2,401	13,247	521	2,401	13,768	16,169	(6,263)	2002	Jun-11	40 years

				Subsequent to Acquisition	Gross Amount at Which Carried						Life over Which Depreciated - Latest Income Statement
		Initial Cost to Company			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation	Year Constructed(2)	Date Acquired
Carmel Village	Corpus Christi, TX	1,900	3,938	5,653	1,900	9,591	11,491	(2,204)	2019	Jun-11	40 years
Claremont Village	Dallas, TX	1,700	1,568	282	1,700	1,850	3,550	(684)	1976	Jun-11	40 years
Kessler Plaza	Dallas, TX	1,390	2,863	887	1,390	3,750	5,140	(1,347)	1975	Jun-11	40 years
Stevens Park Village	Dallas, TX	1,270	2,350	1,503	1,270	3,853	5,123	(2,194)	1974	Jun-11	40 years
Webb Royal Plaza	Dallas, TX	2,470	4,456	2,008	2,470	6,464	8,934	(3,118)	1961	Jun-11	40 years
Wynnewood Village	Dallas, TX	16,982	41,269	30,994	17,199	72,046	89,245	(19,224)	2021	Jun-11	40 years
Parktown	Deer Park, TX	2,790	6,814	1,175	2,790	7,989	10,779	(4,190)	1999	Jun-11	40 years
Preston Ridge	Frisco, TX	25,820	117,346	20,737	25,820	138,083	163,903	(46,239)	2018	Jun-11	40 years
Ridglea Plaza	Ft. Worth, TX	2,770	15,143	1,265	2,770	16,408	19,178	(6,291)	1990	Jun-11	40 years
Trinity Commons	Ft. Worth, TX	5,780	24,474	4,349	5,780	28,823	34,603	(11,729)	1998	Jun-11	40 years
Village Plaza	Garland, TX	3,230	6,403	1,576	3,230	7,979	11,209	(3,166)	2002	Jun-11	40 years
Highland Village Town Center	Highland Village, TX	3,370	5,148	2,762	3,370	7,910	11,280	(2,328)	1996	Jun-11	40 years
Bay Forest	Houston, TX	1,500	6,478	539	1,500	7,017	8,517	(2,770)	2004	Jun-11	40 years
Beltway South	Houston, TX	3,340	9,666	893	3,340	10,559	13,899	(4,968)	1998	Jun-11	40 years
Braes Heights	Houston, TX	1,700	13,942	9,970	1,700	23,912	25,612	(5,609)	2021	Jun-11	40 years
Braesgate	Houston, TX	1,570	2,541	864	1,570	3,405	4,975	(1,658)	1997	Jun-11	40 years
Broadway	Houston, TX	1,720	5,150	2,733	1,720	7,883	9,603	(2,601)	2006	Jun-11	40 years
Clear Lake Camino South	Houston, TX	3,320	11,723	2,247	3,320	13,970	17,290	(5,106)	1964	Jun-11	40 years
Hearthstone Corners	Houston, TX	5,240	10,356	5,544	5,240	15,900	21,140	(4,723)	2019	Jun-11	40 years
Jester Village	Houston, TX	1,380	4,060	9,743	1,380	13,803	15,183	(1,577)	2021	Jun-11	40 years
Jones Plaza	Houston, TX	2,110	9,252	4,241	2,110	13,493	15,603	(3,473)	2021	Jun-11	40 years
Jones Square	Houston, TX	3,210	10,570	1,300	3,210	11,870	15,080	(4,470)	1999	Jun-11	40 years
Maplewood	Houston, TX	1,790	4,977	2,079	1,790	7,056	8,846	(2,433)	2004	Jun-11	40 years
Merchants Park	Houston, TX	6,580	30,721	4,718	6,580	35,439	42,019	(14,237)	2009	Jun-11	40 years
Northgate	Houston, TX	740	1,116	605	740	1,721	2,461	(572)	1972	Jun-11	40 years
Northshore	Houston, TX	5,970	21,918	4,877	5,970	26,795	32,765	(10,356)	2001	Jun-11	40 years
Northtown Plaza	Houston, TX	4,990	16,064	6,519	4,990	22,583	27,573	(6,442)	1960	Jun-11	40 years
Orange Grove	Houston, TX	3,670	15,229	1,891	3,670	17,120	20,790	(8,100)	2005	Jun-11	40 years
Royal Oaks Village	Houston, TX	4,620	29,153	2,266	4,620	31,419	36,039	(10,480)	2001	Jun-11	40 years
Tanglewilde Center	Houston, TX	1,620	6,911	2,361	1,620	9,272	10,892	(3,530)	1998	Jun-11	40 years
Westheimer Commons	Houston, TX	5,160	11,398	6,053	5,160	17,451	22,611	(7,743)	1984	Jun-11	40 years
Crossroads Centre - Pasadena	Pasadena, TX	4,660	10,759	7,413	4,660	18,172	22,832	(6,018)	1997	Jun-11	40 years
Spencer Square	Pasadena, TX	5,360	18,568	1,645	5,360	20,213	25,573	(7,974)	1998	Jun-11	40 years
Pearland Plaza	Pearland, TX	3,020	8,411	2,269	3,020	10,680	13,700	(4,330)	1995	Jun-11	40 years
Market Plaza	Plano, TX	6,380	18,923	1,954	6,380	20,877	27,257	(7,795)	2002	Jun-11	40 years
Preston Park Village	Plano, TX	8,506	74,066	4,715	8,506	78,781	87,287	(19,372)	1985	Oct-13	40 years
Keegan's Meadow	Stafford, TX	3,300	9,309	1,511	3,300	10,820	14,120	(3,921)	1999	Jun-11	40 years
Texas City Bay	Texas City, TX	3,780	14,976	10,295	3,780	25,271	29,051	(7,396)	2005	Jun-11	40 years
Windvale Center	The Woodlands, TX	3,460	6,201	1,125	3,460	7,326	10,786	(2,111)	2002	Jun-11	40 years
Culpeper Town Square	Culpeper, VA	3,200	6,669	1,966	3,200	8,635	11,835	(3,001)	1999	Jun-11	40 years
Hanover Square	Mechanicsville, VA	3,540	14,408	6,637	3,540	21,045	24,585	(6,272)	1991	Jun-11	40 years
Tuckernuck Square	Richmond, VA	2,400	9,022	3,141	2,400	12,163	14,563	(3,710)	1981	Jun-11	40 years
Cave Spring Corners	Roanoke, VA	3,060	10,928	1,058	3,060	11,986	15,046	(5,907)	2005	Jun-11	40 years
Hunting Hills	Roanoke, VA	1,116	7,308	2,692	1,116	10,000	11,116	(4,481)	1989	Jun-11	40 years
Hilltop Plaza	Virginia Beach, VA	5,154	20,471	5,954	5,154	26,425	31,579	(9,460)	2010	Jun-11	40 years
Rutland Plaza	Rutland, VT	1,722	16,382	770	1,722	17,152	18,874	(6,240)	1997	Jun-11	40 years
Spring Mall	Greenfield, WI	1,768	8,813	(3,406)	912	6,263	7,175	(2,420)	2003	Jun-11	40 years
Mequon Pavilions	Mequon, WI	7,520	27,111	13,768	7,520	40,879	48,399	(13,262)	1967	Jun-11	40 years
Moorland Square Shopping Ctr	New Berlin, WI	2,080	8,711	1,818	2,080	10,529	12,609	(4,174)	1990	Jun-11	40 years
Paradise Pavilion	West Bend, WI	1,510	15,110	1,500	1,510	16,610	18,120	(7,752)	2000	Jun-11	40 years
Grand Central Plaza	Parkersburg, WV	670	5,649	435	670	6,084	6,754	(2,277)	1986	Jun-11	40 years
Remaining portfolio	Various	—	—	6,270	—	6,270	6,270	(153)
		$1,755,181	$6,534,320	$2,138,913	$1,773,448	$8,654,966	$10,428,414	$(2,813,329)
(1) As of December 31, 2021, all of the Company’s shopping centers were unencumbered.
(2) Year constructed is calculated based on the year of the most recent redevelopment of the shopping center or based on year built if no redevelopment has occurred.

As of December 31, 2021, the aggregate cost for federal income tax purposes was approximately $11.6 billion.

	Year Ending December 31,
	2021	2020	2019
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$10,163,561	$10,123,600	$10,098,777
Acquisitions and improvements	579,156	276,321	478,719
Real estate held for sale	(23,520)	(21,927)	(36,836)
Impairment of real estate	(1,898)	(19,551)	(24,402)
Cost of property sold	(211,218)	(102,688)	(305,380)
Write-off of assets no longer in service	(77,667)	(92,194)	(87,278)
Balance at end of year	$10,428,414	$10,163,561	$10,123,600

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$2,659,448	$2,481,250	$2,349,127
Depreciation expense	314,689	295,645	299,993
Property sold	(75,870)	(42,658)	(99,305)
Write-off of assets no longer in service	(84,938)	(74,789)	(68,565)
Balance at end of year	$2,813,329	$2,659,448	$2,481,250