Form 10-Q
period 2022-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2022-05-02
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 1, 2022, Brixmor Property Group Inc. had 299,534,217 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our,” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of March 31, 2022, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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
The Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have material assets other than its indirect interest in the Operating Partnership. Therefore, while equity, capital, and non-controlling interests may differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are materially the same on their respective financial statements.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the sections entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2021 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, or foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation, unemployment, or limited growth in consumer income; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties and e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, including the current pandemic of the novel coronavirus (“COVID-19”), civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2022	December 31, 2021
Assets
Real estate
Land	$1,807,111	$1,773,448
Buildings and improvements	8,765,794	8,654,966
	10,572,905	10,428,414
Accumulated depreciation and amortization	(2,847,814)	(2,813,329)
Real estate, net	7,725,091	7,615,085

Cash and cash equivalents	31,567	296,632
Restricted cash	8,817	1,111
Marketable securities	19,315	20,224
Receivables, net	239,856	234,873
Deferred charges and prepaid expenses, net	144,401	143,503
Real estate assets held for sale	24,398	16,131
Other assets	52,732	49,834
Total assets	$8,246,177	$8,377,393

Liabilities
Debt obligations, net	$5,010,568	$5,164,518
Accounts payable, accrued expenses and other liabilities	461,951	494,529
Total liabilities	5,472,519	5,659,047

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 308,615,244 and 306,337,045 shares issued and 299,488,252 and 297,210,053 shares outstanding	2,995	2,972
Additional paid-in capital	3,269,719	3,231,732
Accumulated other comprehensive loss	(1,722)	(12,674)
Distributions in excess of net income	(497,334)	(503,684)
Total equity	2,773,658	2,718,346
Total liabilities and equity	$8,246,177	$8,377,393
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$298,362	$276,461
Other revenues	267	3,285
Total revenues	298,629	279,746

Operating expenses
Operating costs	34,796	31,385
Real estate taxes	41,640	42,888
Depreciation and amortization	84,222	83,420
Impairment of real estate assets	4,590	1,467
General and administrative	28,000	24,645
Total operating expenses	193,248	183,805

Other income (expense)
Dividends and interest	75	87
Interest expense	(47,322)	(48,994)
Gain on sale of real estate assets	21,911	5,764
Loss on extinguishment of debt, net	—	(1,197)
Other	(539)	770
Total other expense	(25,875)	(43,570)

Net income	$79,506	$52,371

Net income per common share:
Basic	$0.27	$0.18
Diluted	$0.26	$0.18
Weighted average shares:
Basic	298,528	297,110
Diluted	299,457	297,846
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2022	2021
Net income	$79,506	$52,371
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	11,281	5,666
Change in unrealized loss on marketable securities	(329)	(94)
Total other comprehensive income	10,952	5,572
Comprehensive income	$90,458	$57,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2021	296,494	$2,965	$3,213,990	$(28,058)	$(508,196)	$2,680,701
Common stock dividends ($0.215 per common share)	—	—	—	—	(65,120)	(65,120)
Equity based compensation expense	—	—	2,792	—	—	2,792
Other comprehensive income	—	—	—	5,572	—	5,572
Issuance of common stock	452	4	(4)	—	—	—
Share-based awards retained for taxes	—	—	(5,113)	—	—	(5,113)
Net income	—	—	—	—	52,371	52,371
Ending balance, March 31, 2021	296,946	$2,969	$3,211,665	$(22,486)	$(520,945)	$2,671,203

Beginning balance, January 1, 2022	297,210	$2,972	$3,231,732	$(12,674)	$(503,684)	$2,718,346
Common stock dividends ($0.240 per common share)	—	—	—	—	(73,156)	(73,156)
Equity based compensation expense	—	—	4,620	—	—	4,620
Other comprehensive income	—	—	—	10,952	—	10,952
Issuance of common stock	2,278	23	43,825	—	—	43,848
Share-based awards retained for taxes	—	—	(10,458)	—	—	(10,458)
Net income	—	—	—	—	79,506	79,506
Ending balance, March 31, 2022	299,488	$2,995	$3,269,719	$(1,722)	$(497,334)	$2,773,658
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$79,506	$52,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,222	83,420
Accretion of debt premium and discount, net	(716)	(725)
Deferred financing cost amortization	1,766	1,881
Accretion of above- and below-market leases, net	(2,971)	(2,930)
Tenant inducement amortization and other	1,048	2,071
Impairment of real estate assets	4,590	1,467
Gain on sale of real estate assets	(21,911)	(5,764)
Equity based compensation	4,315	2,592
Loss on extinguishment of debt, net	—	1,197
Changes in operating assets and liabilities:
Receivables, net	(4,682)	7,084
Deferred charges and prepaid expenses	(8,605)	(3,815)
Other assets	(180)	(58)
Accounts payable, accrued expenses and other liabilities	(24,122)	(28,278)
Net cash provided by operating activities	112,260	110,513

Investing activities:
Improvements to and investments in real estate assets	(70,121)	(62,844)
Acquisitions of real estate assets	(164,262)	(3,779)
Proceeds from sales of real estate assets	58,870	31,793
Purchase of marketable securities	(8,844)	(3,894)
Proceeds from sale of marketable securities	9,420	4,599
Net cash used in investing activities	(174,937)	(34,125)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(115,000)	—
Proceeds from borrowings under unsecured revolving credit facility	210,000	—
Proceeds from unsecured notes	—	349,360
Repayment of borrowings under unsecured term loans and notes	(250,000)	(350,000)
Deferred financing and debt extinguishment costs	—	(3,088)
Proceeds from issuances of common shares	43,871	—
Distributions to common stockholders	(73,095)	(64,950)
Repurchases of common shares in conjunction with equity award plans	(10,458)	(5,113)
Net cash used in financing activities	(194,682)	(73,791)

Net change in cash, cash equivalents and restricted cash	(257,359)	2,597
Cash, cash equivalents and restricted cash at beginning of period	297,743	370,087
Cash, cash equivalents and restricted cash at end of period	$40,384	$372,684

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$31,567	$371,402
Restricted cash	8,817	1,282
Cash, cash equivalents and restricted cash at end of period	$40,384	$372,684

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $677 and $931	$48,491	$54,388
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2022	December 31, 2021
Assets
Real estate
Land	$1,807,111	$1,773,448
Buildings and improvements	8,765,794	8,654,966
	10,572,905	10,428,414
Accumulated depreciation and amortization	(2,847,814)	(2,813,329)
Real estate, net	7,725,091	7,615,085

Cash and cash equivalents	25,039	281,474
Restricted cash	8,817	1,111
Marketable securities	19,315	20,224
Receivables, net	239,856	234,873
Deferred charges and prepaid expenses, net	144,401	143,503
Real estate assets held for sale	24,398	16,131
Other assets	52,732	49,834
Total assets	$8,239,649	$8,362,235

Liabilities
Debt obligations, net	$5,010,568	$5,164,518
Accounts payable, accrued expenses and other liabilities	461,951	494,529
Total liabilities	5,472,519	5,659,047

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 308,615,244 and 306,337,045 units issued and 299,488,252 and 297,210,053 units outstanding	2,768,852	2,715,863
Accumulated other comprehensive loss	(1,722)	(12,675)
Total capital	2,767,130	2,703,188
Total liabilities and capital	$8,239,649	$8,362,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$298,362	$276,461
Other revenues	267	3,285
Total revenues	298,629	279,746

Operating expenses
Operating costs	34,796	31,385
Real estate taxes	41,640	42,888
Depreciation and amortization	84,222	83,420
Impairment of real estate assets	4,590	1,467
General and administrative	28,000	24,645
Total operating expenses	193,248	183,805

Other income (expense)
Dividends and interest	75	87
Interest expense	(47,322)	(48,994)
Gain on sale of real estate assets	21,911	5,764
Loss on extinguishment of debt, net	—	(1,197)
Other	(539)	770
Total other expense	(25,875)	(43,570)

Net income	$79,506	$52,371

Net income per common unit:
Basic	$0.27	$0.18
Diluted	$0.26	$0.18
Weighted average units:
Basic	298,528	297,110
Diluted	299,457	297,846
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2022	2021
Net income	$79,506	$52,371
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	11,282	5,666
Change in unrealized loss on marketable securities	(329)	(94)
Total other comprehensive income	10,953	5,572
Comprehensive income	$90,459	$57,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Loss	Total
Beginning balance, January 1, 2021	$2,698,746	$(28,059)	$2,670,687
Distributions to partners	(65,120)	—	(65,120)
Equity based compensation expense	2,792	—	2,792
Other comprehensive income	—	5,572	5,572
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(5,113)	—	(5,113)
Net income	52,371	—	52,371
Ending balance, March 31, 2021	$2,683,676	$(22,487)	$2,661,189

Beginning balance, January 1, 2022	$2,715,863	$(12,675)	$2,703,188
Distributions to partners	(64,527)	—	(64,527)
Equity based compensation expense	4,620	—	4,620
Other comprehensive income	—	10,953	10,953
Issuance of OP Units	43,848	—	43,848
Share-based awards retained for taxes	(10,458)	—	(10,458)
Net income	79,506	—	79,506
Ending balance, March 31, 2022	$2,768,852	$(1,722)	$2,767,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$79,506	$52,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,222	83,420
Accretion of debt premium and discount, net	(716)	(725)
Deferred financing cost amortization	1,766	1,881
Accretion of above- and below-market leases, net	(2,971)	(2,930)
Tenant inducement amortization and other	1,048	2,071
Impairment of real estate assets	4,590	1,467
Gain on sale of real estate assets	(21,911)	(5,764)
Equity based compensation	4,315	2,592
Loss on extinguishment of debt, net	—	1,197
Changes in operating assets and liabilities:
Receivables, net	(4,682)	7,084
Deferred charges and prepaid expenses	(8,605)	(3,815)
Other assets	(180)	(58)
Accounts payable, accrued expenses and other liabilities	(24,122)	(28,278)
Net cash provided by operating activities	112,260	110,513

Investing activities:
Improvements to and investments in real estate assets	(70,121)	(62,844)
Acquisitions of real estate assets	(164,262)	(3,779)
Proceeds from sales of real estate assets	58,870	31,793
Purchase of marketable securities	(8,844)	(3,894)
Proceeds from sale of marketable securities	9,420	4,599
Net cash used in investing activities	(174,937)	(34,125)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(115,000)	—
Proceeds from borrowings under unsecured revolving credit facility	210,000	—
Proceeds from unsecured notes	—	349,360
Repayment of borrowings under unsecured term loans and notes	(250,000)	(350,000)
Deferred financing and debt extinguishment costs	—	(3,088)
Proceeds from issuances of OP Units	43,871	—
Partner distributions and repurchases of OP Units	(74,923)	(70,063)
Net cash used in financing activities	(186,052)	(73,791)

Net change in cash, cash equivalents and restricted cash	(248,729)	2,597
Cash, cash equivalents and restricted cash at beginning of period	282,585	360,073
Cash, cash equivalents and restricted cash at end of period	$33,856	$362,670

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$25,039	$361,388
Restricted cash	8,817	1,282
Cash, cash equivalents and restricted cash at end of period	$33,856	$362,670

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $677 and $931	$48,491	$54,388
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2022, the Company’s portfolio was comprised of 380 shopping centers (the “Portfolio”) totaling approximately 67 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2021 and accompanying notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2022.

Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Parent Company, the Operating Partnership, each of their wholly owned subsidiaries, and all other entities in which they have a controlling financial interest. All intercompany transactions have been eliminated.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2022 and December 31, 2021. Open tax years generally range from 2018 through 2021 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2022, the Company acquired the following assets, in separate transactions:

Description(1)(2)	Location	Month Acquired	GLA	Aggregate Purchase Price(3)
Brea Gateway	Brea, CA	Jan-22	181,819	$83,991
Land at Cobblestone Village	St. Augustine, FL	Jan-22	N/A	1,661
Arboretum Village	Dallas, TX	Jan-22	95,354	46,330
Ravinia Plaza	Orland Park, IL	Feb-22	101,800	26,160
Adjustments related to previously acquired assets	Various	Various	N/A	50
			378,973	$158,192
(1)No debt was assumed related to any of the listed acquisitions.
(2)In addition, during the three months ended March 31, 2022, the Company funded $6.1 million of deposits on assets that are under contract to be acquired.
(3)Aggregate purchase price includes $0.8 million of transaction costs, offset by $2.0 million of closing credits.

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

The aggregate purchase price of the assets acquired during the three months ended March 31, 2022 and 2021, respectively, has been allocated as follows:

	Three Months Ended March 31,
Assets(1)	2022	2021
Land	$44,600	$2,738
Buildings	100,883	1,041
Building and tenant improvements	14,917	—
Above-market leases(2)	543	—
In-place leases(3)	10,319	—
Total assets acquired	$171,262	$3,779

Liabilities
Below-market leases(4)	$11,244	$—
Other liabilities	1,826	—
Total liabilities	13,070	—
Net assets acquired	$158,192	$3,779
(1)In addition, during the three months ended March 31, 2022, the Company funded $6.1 million of deposits on assets that are under contract to be acquired.
(2)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the three months ended March 31, 2022 was 6.4 years.
(3)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the three months ended March 31, 2022 was 12.2 years.
(4)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the three months ended March 31, 2022 was 19.8 years.

3. Dispositions and Assets Held for Sale
During the three months ended March 31, 2022, the Company disposed of five shopping centers and one partial shopping center for aggregate net proceeds of $58.9 million, resulting in aggregate gain of $21.8 million and aggregate impairment of $1.1 million. In addition, during the three months ended March 31, 2022, the Company resolved contingencies related to previously disposed assets, resulting in net gain of $0.1 million.

During the three months ended March 31, 2021, the Company disposed of four shopping centers and four partial shopping centers for aggregate net proceeds of $31.8 million, resulting in aggregate gain of $5.8 million and aggregate impairment of $1.5 million.

As of March 31, 2022, the Company had three properties and two partial properties held for sale. As of December 31, 2021, the Company had one property and two partial properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	March 31, 2022	December 31, 2021
Land	$4,980	$4,339
Buildings and improvements	33,716	19,181
Accumulated depreciation and amortization	(14,842)	(7,899)
Real estate, net	23,854	15,621
Other assets	544	510
Assets associated with real estate assets held for sale	$24,398	$16,131
There were no discontinued operations for the three months ended March 31, 2022 and 2021 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2022	December 31, 2021
Land	$1,807,111	$1,773,448
Buildings and improvements:
Buildings and tenant improvements	8,220,958	8,110,742
Lease intangibles(1)	544,836	544,224
	10,572,905	10,428,414
Accumulated depreciation and amortization(2)	(2,847,814)	(2,813,329)
Total	$7,725,091	$7,615,085
(1)As of March 31, 2022 and December 31, 2021, Lease intangibles consisted of $492.3 million and $491.0 million, respectively, of in-place leases and $52.5 million and $53.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of March 31, 2022 and December 31, 2021, Accumulated depreciation and amortization included $473.5 million and $480.9 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of March 31, 2022 and December 31, 2021, the Company had intangible liabilities relating to below-market leases of $341.6 million and $337.1 million, respectively, and accumulated accretion of $252.8 million and $256.2 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended March 31, 2022 and 2021 was $3.0 million and $2.9 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2022 and 2021 was $4.1 million and $3.6 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2022 (remaining nine months)	$(7,754)	$10,843
2023	(9,330)	11,763
2024	(8,677)	8,992
2025	(7,350)	6,664
2026	(6,453)	5,142

5. Impairments
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value.

The Company recognized the following impairments during the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Property Name(1)	Location	GLA	Impairment Charge
Torrington Plaza (2)	Torrington, CT	125,496	$3,502
New Garden Center (3)	Kennett Square, PA	147,370	1,088
		272,866	$4,590

(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)This property was classified as held for sale as of March 31, 2022.
(3)The Company disposed of this property during the three months ended March 31, 2022.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt. During the three months ended March 31, 2022 and year ended December 31, 2021, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2021, interest rate swaps with a notional amount of $250.0 million expired and the Company paid $1.1 million to terminate interest rate swaps with a notional amount of $250.0 million.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2022 and December 31, 2021 is as follows:

	Number of Instruments		Notional Amount
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest Rate Swaps	4	4	$300,000	$300,000
The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of March 31, 2022 and December 31, 2021 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2022	December 31, 2021
Gross derivative assets	$—	$—
Gross derivative liabilities	(1,304)	(12,585)
Net derivative liabilities	$(1,304)	$(12,585)
The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivative, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in other comprehensive income (loss) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2022	2021
Change in unrealized gain on interest rate swaps	$9,434	$2,599
Amortization of interest rate swaps to interest expense	1,847	3,067
Change in unrealized gain on interest rate swaps, net	$11,281	$5,666
The Company estimates that $2.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2022 and 2021.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2022 and December 31, 2021, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of March 31, 2022 and December 31, 2021, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2022	December 31, 2021	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,618,453	$4,868,453	2.25% – 7.97%	2024 – 2031
Net unamortized premium	25,935	26,651
Net unamortized debt issuance costs	(25,732)	(26,913)
Total notes payable, net	$4,618,656	$4,868,191

Unsecured Credit Facility and term loans
Unsecured Credit Facility - Revolving Facility	$95,000	$—	1.55%	2023
Unsecured $300 Million Term Loan(3)	300,000	300,000	1.48%	2024
Net unamortized debt issuance costs	(3,088)	(3,673)
Total Unsecured Credit Facility and term loans	$391,912	$296,327

Total debt obligations, net	$5,010,568	$5,164,518
(1)Stated interest rates as of March 31, 2022 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.69% as of March 31, 2022.

(3)Effective January 2, 2019, the Company has in place four interest rate swap agreements that convert the variable interest rate on the Company’s $300.0 million term loan agreement, as amended April 29, 2020 (the “$300 Million Term Loan”), to a fixed, combined interest rate of 2.61% (plus a spread of 125 basis points) through July 26, 2024.

2022 Debt Transactions
During the three months ended March 31, 2022, the Operating Partnership repaid $250.0 million principal amount of its Floating Rate Senior Notes due 2022 (the “2022 Notes”), representing all of the outstanding 2022 Notes, with available cash on hand. In addition, during the three months ended March 31, 2022, the Operating Partnership borrowed $95.0 million, net of repayments, under its $1.25 billion revolving credit facility (the “Revolving Facility”), the proceeds of which were used for general corporate purposes, including $99.3 million of acquisitions, net of dispositions.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2022.

Debt Maturities
As of March 31, 2022 and December 31, 2021, the Company had accrued interest of $44.1 million and $46.3 million outstanding, respectively. As of March 31, 2022, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2022 (remaining nine months)	$—
2023	95,000
2024	800,000
2025	700,000
2026	607,542
Thereafter	2,810,911
Total debt maturities	5,013,453
Net unamortized premium	25,935
Net unamortized debt issuance costs	(28,820)
Total debt obligations, net	$5,010,568
As of the date the financial statements were issued, the Company did not have any scheduled debt maturities for the next 12 months. See Note 17 - Subsequent Events for information regarding the amendment to the Revolving Facility, which occurred subsequent to March 31, 2022.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2022		December 31, 2021
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,618,656	$4,570,720	$4,868,191	$5,166,291
Unsecured Credit Facility and term loans	391,912	395,614	296,327	300,629
Total debt obligations, net	$5,010,568	$4,966,334	$5,164,518	$5,466,920
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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2022
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,315	$1,208	$18,107	$—

Liabilities:
Interest rate derivatives	$(1,304)	$—	$(1,304)	$—

	Fair Value Measurements as of December 31, 2021
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,224	$6,304	$13,920	$—

Liabilities:
Interest rate derivatives	$(12,585)	$—	$(12,585)	$—
(1)As of March 31, 2022 and December 31, 2021, marketable securities included $0.4 million and $0.1 million of net unrealized losses, respectively. As of March 31, 2022, the contractual maturities of the Company’s marketable securities are within the next five years.

Non-Recurring Fair Value
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. Fair value is determined by offers from third-party buyers, market comparable data, third party appraisals, or discounted cash flow analyses. The cash flows utilized in such analyses are comprised of unobservable inputs that include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the three months ended March 31, 2022, excluding the properties sold prior to March 31, 2022. During the year ended December 31, 2021, no properties were remeasured to fair value as a result of impairment testing that were not sold prior to December 31, 2021.

	Fair Value Measurements as of March 31, 2022
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$8,695	$—	$—	$8,695	$3,502
(1)Excludes properties disposed of prior to March 31, 2022.
(2)The carrying value of the property remeasured to fair value based upon offers from third-party buyers during the three months ended March 31, 2022 is $8.7 million related to Torrington Plaza.

9. Revenue Recognition
The Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers. Revenue is primarily generated through lease agreements and classified as Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. These agreements include retail shopping center unit leases; ground leases; ancillary leases or agreements, such as agreements with tenants for cellular towers, ATMs, and short-term or seasonal retail (e.g. Halloween or Christmas-related retail); and reciprocal easement agreements. The agreements range in term from less than one year to 25 or more years, with certain agreements containing renewal options. These renewal options range from as little as one month to five or more years. The Company’s retail shopping center leases generally require tenants to pay a portion of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the Company’s properties.

Additionally, certain leases may require variable lease payments associated with percentage rents, which are recognized upon the achievement of certain predetermined sales thresholds. The Company recognized $3.4 million and $2.3 million of income based on percentage rents for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of March 31, 2022, the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended March 31,
Supplemental Statements of Operations Information	2022	2021
Operating lease costs	$1,438	$1,618
Short-term lease costs	—	1
Variable lease costs	80	115
Total lease costs	$1,518	$1,734

	Three Months Ended March 31,
Supplemental Statements of Cash Flows Information	2022	2021
Operating cash outflows from operating leases	$1,538	$1,663
ROU assets obtained in exchange for operating lease liabilities	112	—

Operating Lease Liabilities	As of March 31, 2022
Future minimum operating lease payments:
2022 (remaining nine months)	$4,459
2023	5,296
2024	5,203
2025	4,902
2026	4,177
Thereafter	21,644
Total future minimum operating lease payments	45,681
Less: imputed interest	(13,018)
Operating lease liabilities	$32,663

Supplemental Balance Sheets Information	As of March 31, 2022	As of December 31, 2021
Operating lease liabilities(1)(2)	$32,663	$33,713
ROU assets(1)(3)	28,374	29,325
(1)As of March 31, 2022 and December 31, 2021, the weighted average remaining lease term was 13.0 years and 12.7 years, respectively, and the weighted average discount rate was 4.43% and 4.41%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2022, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In January 2020, the Company established an at-the-market equity offering program (the “ATM Program”) through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers.

During the three months ended March 31, 2022, the Company issued 1.7 million shares of common stock under the ATM Program at an average price per share of $25.49 for total gross proceeds of $44.4 million, excluding commissions. The Company incurred commissions of $0.6 million in conjunction with the ATM Program for the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company did not issue any shares of common stock. As of March 31, 2022, $350.4 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In January 2020, the Company established a share repurchase program (the “Program”) for up to $400.0 million of its common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the board of directors. During the three months ended March 31, 2022 and 2021, the Company did not repurchase any shares of common stock. As of March 31, 2022, the Program had $375.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the three months ended March 31, 2022 and 2021, the Company withheld 0.4 million and 0.3 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended March 31, 2022 and 2021, the board of directors declared common stock dividends and OP Unit distributions of $0.240 per share/unit and $0.215 per share/unit, respectively. As of March 31, 2022 and December 31, 2021, the Company had declared but unpaid common stock dividends and OP Unit distributions of $74.5 million and $74.4 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

12. Stock Based Compensation
During the year ended December 31, 2013, the board of directors approved the 2013 Omnibus Incentive Plan (the “Plan”). The Plan provides for a maximum of 15.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock, RSUs, OP Units, performance awards, and other stock-based awards.

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming that the target level of performance is achieved, was 0.7 million and 1.0 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Three Months Ended March 31, 2022	Year Ended, December 31, 2021
Volatility	27.0% - 51.0%	50.0% - 64.0%
Weighted average risk-free interest rate	1.08% - 1.39%	0.11% - 0.18%
Weighted average common stock dividend yield	3.8% - 4.6%	4.1% - 5.8%
During the three months ended March 31, 2022 and 2021, the Company recognized $4.6 million and $2.8 million of equity compensation expense, respectively, of which $0.3 million and $0.2 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022, the Company had $34.9 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.5 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Computation of Basic Earnings Per Share:
Net income	$79,506	$52,371
Non-forfeitable dividends on unvested restricted shares	(228)	(186)
Net income attributable to the Company’s common stockholders for basic earnings per share	$79,278	$52,185

Weighted average number shares outstanding – basic	298,528	297,110

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.27	$0.18

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$79,278	$52,185

Weighted average shares outstanding – basic	298,528	297,110
Effect of dilutive securities:
Equity awards	929	736
Weighted average shares outstanding – diluted	299,457	297,846

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.26	$0.18

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2022	2021
Computation of Basic Earnings Per Unit:
Net income	$79,506	$52,371
Non-forfeitable dividends on unvested restricted units	(228)	(186)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$79,278	$52,185

Weighted average number common units outstanding – basic	298,528	297,110

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.27	$0.18

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$79,278	$52,185

Weighted average common units outstanding – basic	298,528	297,110
Effect of dilutive securities:
Equity awards	929	736
Weighted average common units outstanding – diluted	299,457	297,846

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.26	$0.18

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s property or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three months ended March 31, 2022 and 2021, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets.

As of March 31, 2022 and December 31, 2021, there were no material receivables from or payables to related parties. During the three months ended March 31, 2022 and 2021, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2022 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2022 through the date the financial statements were issued other than the following:

•On April 28, 2022, the Operating Partnership amended and restated its Unsecured Credit Facility and $300 Million Term Loan. The amendments provide for (i) revolving loan commitments of $1.25 billion (the “Revolving Facility”) scheduled to mature on June 30, 2026 (extending the applicable scheduled maturity date from February 28, 2023); and (ii) a continuation of the existing $300 Million Term Loan scheduled to mature on July 26, 2027 (extending the applicable scheduled maturity date from July 26, 2024) and a new $200.0 million delayed draw term loan, maturing on July 26, 2027 (together, the “Term Loan Facility”). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments. In addition, the floating reference rate under the Revolving Facility and Term Loan Facility has been amended from LIBOR to SOFR. As of the date the financial statements were issued, the Operating Partnership has not drawn any amounts under its delayed draw term loan. As a result of the amendment, the total capacity under the Operating Partnership’s unsecured credit facilities increased from $1.55 billion to $1.75 billion.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2022, our portfolio was comprised of 380 shopping centers (the “Portfolio”) totaling approximately 67 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of March 31, 2022, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Burlington Stores, Inc. (“Burlington”). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2021, and intends to satisfy such requirements for subsequent taxable years.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia, and San Diego, as well as our 13 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefitting from the regional and local expertise of our leasing and operations teams.

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

Factors That May Influence Our Future Results
We derive our rental income primarily from base rent and expense reimbursements paid by tenants to us under existing leases at each of our properties. Expense reimbursements primarily consist of payments made by tenants to us for a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties.

Our ability to maintain or increase rental income is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases, and/or lease available space. Increases in our property operating expenses, including repairs and maintenance, landscaping, snow removal, security, ground rent related to properties for which we are the lessee, utilities, insurance, real estate taxes, and various other costs, to the extent they are not reimbursed by tenants or offset by increases in rental income, will adversely impact our overall performance.

See “Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q for the factors that could affect our rental income and/or property operating expenses.

Leasing Highlights
As of March 31, 2022, billed and leased occupancy were 88.6% and 92.1%, respectively, as compared to 87.8% and 90.8%, respectively, as of March 31, 2021.

The following table summarizes our executed leasing activity for the three months ended March 31, 2022 and 2021 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended March 31, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	374	2,307,147	$15.55	$4.68	$1.99	13.1%
New and renewal leases	321	1,390,152	18.74	7.77	3.31	18.1%
New leases	149	779,954	17.63	12.46	5.82	35.9%
Renewal leases	172	610,198	20.14	1.78	0.10	12.1%
Option leases	53	916,995	10.71	—	—	5.8%

For the Three Months Ended March 31, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	392	2,130,048	$16.69	$4.59	$1.60	6.7%
New and renewal leases	355	1,409,570	18.77	6.94	2.42	7.0%
New leases	140	654,505	17.06	14.37	5.16	20.3%
Renewal leases	215	755,065	20.26	0.50	0.05	3.4%
Option leases	37	720,478	12.63	—	—	5.9%
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

Acquisition Activity
•During the three months ended March 31, 2022, we acquired three shopping centers and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $158.2 million, including transaction costs and closing credits. In addition, during the three months ended March 31, 2022, we funded $6.1 million of deposits on assets that are under contract to be acquired.

•During the three months ended March 31, 2021, we acquired one outparcel and two land parcels for an aggregate purchase price of $3.8 million, including transaction costs.

Disposition Activity
•During the three months ended March 31, 2022, we disposed of five shopping centers and one partial shopping center for aggregate net proceeds of $58.9 million, resulting in aggregate gain of $21.8 million and aggregate impairment of $1.1 million. In addition, during the three months ended March 31, 2022, we resolved contingencies related to previously disposed assets, resulting in net gain of $0.1 million.

•During the three months ended March 31, 2021, we disposed of four shopping centers and four partial shopping centers for aggregate net proceeds of $31.8 million, resulting in aggregate gain of $5.8 million and aggregate impairment of $1.5 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Revenues (in thousands)

	Three Months Ended March 31,
	2022	2021	$ Change
Revenues
Rental income	$298,362	$276,461	$21,901
Other revenues	267	3,285	(3,018)
Total revenues	$298,629	$279,746	$18,883

Rental income
The increase in rental income for the three months ended March 31, 2022 of $21.9 million, as compared to the corresponding period in 2021, was due to a $20.3 million increase for assets owned for the full period and a $1.6 million increase due to acquisition and disposition activity. The increase for assets owned for the full period was due to (i) a $7.5 million increase in base rent; (ii) a $6.3 million decrease in revenues deemed uncollectible; (iii) a $2.3 million increase in straight-line rental income, net; (iv) a $1.3 million increase in expense reimbursements; (v) a $1.2 million increase in percentage rents; (vi) a $1.1 million increase in ancillary and other rental income; and (vii) a $0.7 million increase in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; partially offset by (v) a $0.1 million decrease in lease termination fees. The $7.5 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases and positive rent spreads for new and renewal leases and option exercises of 13.1% during the three months ended March 31, 2022 and 10.1% during the year ended December 31, 2021, an increase in weighted average billed occupancy, and a decrease in rent deferrals accounted for as lease modifications and rent abatements related to the current pandemic of the novel coronavirus (“COVID-19”). The decrease in revenues deemed uncollectible was primarily attributable to the impact of COVID-19 reserves in 2021 and recoveries of previously reserved amounts in 2022. The increase in straight-line rental income, net was primarily attributable to the impact of COVID-19 reserves in 2021.

Other revenues
The decrease in other revenues for the three months ended March 31, 2022 of $3.0 million, as compared to the corresponding period in 2021, was primarily due to a decrease in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2022	2021	$ Change
Operating expenses
Operating costs	$34,796	$31,385	$3,411
Real estate taxes	41,640	42,888	(1,248)
Depreciation and amortization	84,222	83,420	802
Impairment of real estate assets	4,590	1,467	3,123
General and administrative	28,000	24,645	3,355
Total operating expenses	$193,248	$183,805	$9,443

Operating costs
The increase in operating costs for the three months ended March 31, 2022 of $3.4 million, as compared to the corresponding period in 2021, was due to a $3.3 million increase for assets owned for the full period primarily due to an increase in repair and maintenance, utility, and insurance costs, in addition to a $0.1 million increase in operating costs due to acquisition and disposition activity.

Real estate taxes
The decrease in real estate taxes for the three months ended March 31, 2022 of $1.2 million, as compared to the corresponding period in 2021, was due to a $1.5 million decrease for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments and an increase in capitalized real estate taxes, partially offset by a $0.3 million increase in real estate taxes due to acquisition and disposition activity.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended March 31, 2022 of $0.8 million, as compared to the corresponding period in 2021, was due to a $2.5 million increase due to acquisition and disposition activity, partially offset by a $1.7 million decrease for assets owned for the full period, primarily related to a decrease in accelerated depreciation and amortization related to tenant move-outs.

Impairment of real estate assets
During the three months ended March 31, 2022, aggregate impairment of $4.6 million was recognized on one shopping center, as a result of disposition activity, and one operating property. During the three months ended March 31, 2021, aggregate impairment of $1.5 million was recognized on one shopping center, as a result of disposition activity. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended March 31, 2022 of $3.4 million, as compared to the corresponding period in 2021, was primarily due to an increase in net compensation costs, partially offset by a decrease in litigation and other non-routine legal expenses.

During the three months ended March 31, 2022 and 2021, construction compensation costs of $4.2 million and $3.8 million, respectively, were capitalized to building and improvements and leasing legal costs of $1.5 million and $0.4 million, respectively and leasing commission costs of $1.9 million and $1.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2022	2021	$ Change
Other income (expense)
Dividends and interest	$75	$87	$(12)
Interest expense	(47,322)	(48,994)	1,672
Gain on sale of real estate assets	21,911	5,764	16,147
Loss on extinguishment of debt, net	—	(1,197)	1,197
Other	(539)	770	(1,309)
Total other expense	$(25,875)	$(43,570)	$17,695

Dividends and interest
Dividends and interest remained generally consistent for the three months ended March 31, 2022 as compared to the corresponding period in 2021.

Interest expense
The decrease in interest expense for the three months ended March 31, 2022 of $1.7 million, as compared to the corresponding period in 2021, was primarily due to a lower weighted average interest rate and lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended March 31, 2022, four shopping centers and one partial shopping center were disposed of resulting in aggregate gain of $21.8 million. In addition, during the three months ended March 31, 2022, we resolved contingencies related to previously disposed assets resulting in net gain of $0.1 million. During the three months ended March 31, 2021, three shopping centers and four partial shopping center were disposed of resulting in aggregate gain of $5.8 million.

Loss on extinguishment of debt, net
During the three months ended March 31, 2021, we repaid $350.0 million of an unsecured term loan under our senior unsecured credit facility agreement, as amended April 29, 2020 (the “Unsecured Credit Facility”), resulting in a $1.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The increase in other expense for the three months ended March 31, 2022 of $1.3 million, as compared to the corresponding period in 2021, was primarily due to favorable tax adjustments and legal settlements in the prior year.

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
•debt repayments;
•maintenance capital expenditures;
•leasing capital expenditures;
•dividend/distribution payments;
•value-enhancing reinvestment capital expenditures;
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. As of March 31, 2022, we had $1.2 billion of available liquidity under our $1.25 billion revolving credit facility (the “Revolving Facility”) and $40.4 million in cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended March 31, 2023 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations (excluding debt premiums and discounts and deferred financing costs), and obligations under non-cancelable operating leases (excluding renewal options), as of March 31, 2022 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended March 31, 2023	Thereafter
Debt maturities (1)	$95.0	$4,918.5
Interest payments (1)(2)	182.9	846.2
Operating leases	5.8	39.9
Total	$283.7	$5,804.6

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps), as of March 31, 2022. Amounts presented exclude debt premiums and discounts and deferred financing costs. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of these and other factors that could impact interest payments.

Other Essential Expenditures
We incur certain other essential expenditures in the ordinary course of business, such as common area expenses, utilities, insurance, real estate taxes, capital expenditures related to the maintenance of our properties, leasing capital expenditures, and corporate level expenses. The amount of common area expenses, utilities, and capital expenditures related to the maintenance of our properties that we incur depends on changes in the scope of services that we provide, changes in prevailing market rates, and changes in the size and composition of our Portfolio. Additionally, we carry comprehensive insurance to protect our Portfolio against various losses. The amount of insurance expense that we incur depends on the assessed value of our Portfolio, prevailing market rates, changes in risk, and the size and composition of our Portfolio. Furthermore, we incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on changes in assessed values, changes in tax rates assessed by various jurisdictions, and changes in the size and composition of our Portfolio. Leasing capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements, tenant allowances, and external leasing commissions. The amount of leasing capital expenditures that we incur depends on the volume and nature of leasing activity. Leases typically provide for the reimbursement of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties. However, these costs generally do not decrease if a property is not fully occupied, and certain costs are non-reimbursable.

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy this requirement and maintain our REIT status. Our board of directors will evaluate the dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the first quarter of 2022 and the second quarter of 2022:

	First Quarter 2022	Second Quarter 2022
Dividend declared per common share	$0.240	$0.240
Dividend declaration date	February 1, 2022	April 27, 2022
Dividend record date	April 5, 2022	July 5, 2022
Dividend payable date	April 18, 2022	July 15, 2022

Opportunistic Expenditures
We also intend to continue to utilize cash for opportunistic expenditures such as value-enhancing reinvestment and acquisition activity.

•The amount of value-enhancing reinvestment capital expenditures that we may incur in future periods is contingent on a variety of factors that may change from period to period, such as the number, total expected cost, and nature of value-enhancing reinvestment projects that we execute. See “Improvements to and investments in real estate assets” below for further information regarding our in-process reinvestment projects and pipeline of future redevelopment projects.

•The amount of future acquisition and disposition activity depends on the availability of opportunities that further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. Our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise to create value. Our acquisition activity may include acquisitions of open-air shopping centers, non-owned anchor spaces, and retail buildings and/or outparcels at, or adjacent to, our shopping centers. We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$112,260	$110,513
Net cash used in investing activities	(174,937)	(34,125)
Net cash used in financing activities	(194,682)	(73,791)

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$112,260	$110,513
Net cash used in investing activities	(174,937)	(34,125)
Net cash used in financing activities	(186,052)	(73,791)

Cash and cash equivalents and restricted cash for BPG and the Operating Partnership were $40.4 million and $33.9 million, respectively, as of March 31, 2022. Cash and cash equivalents and restricted cash for BPG and the Operating Partnership were $372.7 million and $362.7 million, respectively, as of March 31, 2021.

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses, and interest expense.

During the three months ended March 31, 2022, our net cash provided by operating activities increased $1.7 million as compared to the corresponding period in 2021. The increase was primarily due to (i) an increase in same property net operating income; and (ii) a decrease in cash outflows for interest expense; partially offset by (iii) a decrease from net working capital; (iv) an increase in cash outflows for general and administrative expense; (v) a decrease in net operating income due to acquisition and disposition activity; and (vi) a decrease in lease termination fees.

Investing Activities
Net cash used in investing activities is impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment efforts.

During the three months ended March 31, 2022, our net cash used in investing activities increased $140.8 million as compared to the corresponding period in 2021. The increase was primarily due to (i) an increase of $160.5 million in acquisitions of real estate assets; (ii) an increase of $7.3 million in improvements to and investments in real estate assets; and (iii) an increase of $0.1 million in purchases of marketable securities, net of proceeds from sales; partially offset by (iv) an increase of $27.1 million in net proceeds from sales of real estate assets.

Improvements to and investments in real estate assets
During the three months ended March 31, 2022 and 2021, we expended $70.1 million and $62.8 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $2.0 million and $2.2 million, respectively, which were received during the three months ended March 31, 2022 and 2021.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of March 31, 2022, we had 54 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $418.9 million, of which $217.0 million had been incurred as of March 31, 2022. In addition, we have identified a pipeline of future redevelopment projects aggregating approximately $900.0 million of potential capital investment, which we expect to execute over the next several years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or available liquidity under the Revolving Facility.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the three months ended March 31, 2022, we acquired three shopping centers and one land parcel and paid less than $0.1 million related to previously disposed assets for an aggregate purchase price of $158.2 million, including transaction costs and closing credits. In addition, during the three months ended March 31, 2022, we funded $6.1 million of deposits on assets that are under contract to be acquired. During the three months ended March 31, 2021, we acquired one outparcel and two land parcels for an aggregate purchase price of $3.8 million, including transaction costs.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the three months ended March 31, 2022, we disposed of five shopping centers and one partial shopping center for aggregate net proceeds of $58.9 million. During the three months ended March 31, 2021, we disposed of four shopping centers and four partial shopping centers for aggregate net proceeds of $31.8 million.

Financing Activities
Net cash used in financing activities is impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as principal payments associated with our outstanding indebtedness and distributions made to our common stockholders.

During the three months ended March 31, 2022, our net cash used in financing activities increased $120.9 million as compared to the corresponding period in 2021. The increase was primarily due to (i) a $154.4 million increase in debt repayments, net of borrowings; (ii) an $8.1 million increase in distributions to our common stockholders; and (iii) a $5.4 million increase in repurchases of common shares in conjunction with equity award plans; partially offset by (iv) a $43.9 million increase in issuances of common stock; and (v) a $3.1 million decrease in deferred financing and debt extinguishment costs.

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

Our reconciliation of net income to Nareit FFO for the three months ended March 31, 2022 and 2021 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$79,506	$52,371
Depreciation and amortization related to real estate	83,190	82,455
Gain on sale of real estate assets	(21,911)	(5,764)
Impairment of real estate assets	4,590	1,467
Nareit FFO	$145,375	$130,529
Nareit FFO per diluted share	$0.49	$0.44
Weighted average diluted shares outstanding	299,457	297,846

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

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	Change
Number of properties	360	360	—
Percent billed	88.5%	87.7%	0.8%
Percent leased	92.0%	90.8%	1.2%

Revenues
Rental income	$274,368	$256,773	$17,595
Other revenues	267	273	(6)
	274,635	257,046	17,589
Operating expenses
Operating costs	(32,895)	(29,553)	(3,342)
Real estate taxes	(39,334)	(40,782)	1,448
	(72,229)	(70,335)	(1,894)
Same property NOI	$202,406	$186,711	$15,695

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$79,506	$52,371
Adjustments:
Non-same property NOI	(11,866)	(14,168)
Lease termination fees	(1,130)	(1,384)
Straight-line rental income, net	(4,739)	(2,272)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(2,044)	(984)
Straight-line ground rent expense, net	(8)	46
Depreciation and amortization	84,222	83,420
Impairment of real estate assets	4,590	1,467
General and administrative	28,000	24,645
Total other expense	25,875	43,570
Same property NOI	$202,406	$186,711

Inflation
Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance; however, inflation has significantly increased in 2021 and 2022 and may continue to be elevated or increase further. With respect to our shopping centers, most of our long-term leases contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation; however, we have exposure to increases in non-reimbursable property operating expenses, including expenses incurred on vacant units. In addition, we believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain inflationary expense pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and have and may continue to enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans. With respect to general and administrative costs, we continually seek opportunities to offset inflationary cost pressures through routine evaluations of our spending levels and through ongoing efforts to utilize technology to enhance the efficiency of our people and processes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2021, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC should be carefully considered. These factors may materially affect our financial condition, operating results and cash flows. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 9, 2020, the Company established a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the board of directors. During the three months ended March 31, 2022, the Company did not repurchase any shares of its common stock. As of March 31, 2022, the Program had $375.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On April 28, 2022, the Operating Partnership amended and restated its Unsecured Credit Facility and $300 Million Term Loan. The amendments provide for (i) revolving loan commitments of $1.25 billion (the “Revolving Facility”) scheduled to mature on June 30, 2026 (extending the applicable scheduled maturity date from February 28, 2023); and (ii) a continuation of the existing $300 Million Term Loan scheduled to mature on July 26, 2027 (extending the applicable scheduled maturity date from July 26, 2024) and a new $200.0 million delayed draw term loan, maturing on July 26, 2027 (together, the “Term Loan Facility”). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments. In addition, the floating reference rate under the Revolving Facility and Term Loan Facility has been amended from LIBOR to SOFR. As of the date the financial statements were issued, the Operating Partnership has not drawn any amounts under its delayed draw term loan. As a result of the amendment, the total capacity under the Operating Partnership’s unsecured credit facilities increased from $1.55 billion to $1.75 billion.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Third Amended and Restated Revolving Credit Agreement, dated as of April 28, 2022, by and among Brixmor Operating Partnership LP, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	—	—	—	—	x
10.2	Amended and Restated Term Loan Agreement, dated as of April 28, 2022, by and among Brixmor Operating Partnership LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	—	—	—	—	x
10.3	Brixmor Property Group Inc. 2022 Omnibus Incentive Plan	8-K	001-36160	4/29/2022	10.1
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: May 2, 2022	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2022	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: May 2, 2022	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2022	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)