Form 10-Q
period 2022-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2022-08-01
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 1, 2022, Brixmor Property Group Inc. had 299,669,016 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our,” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of June 30, 2022, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
The Company believes combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report:

•Enhances investors’ understanding of the Parent Company and the Operating Partnership by enabling investors to view the business as a whole, in the same manner as management views and operates the business;
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
Equity, capital, and non-controlling interests are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent Company through BPG Sub and the General Partner and has in the past, and may in the future, include OP Units owned by third parties. OP Units owned by third parties, if any, are accounted for in capital in the Operating Partnership’s financial statements and outside of equity in non-controlling interests in the Parent Company’s financial statements.
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
In order to highlight the differences between the Parent Company and the Operating Partnership, there are sections of this report that separately discuss the Parent Company and the Operating Partnership, including separate financial statements (but combined footnotes), separate controls and procedures sections, separate certification of periodic report under Section 302 of the Sarbanes-Oxley Act of 2002, and separate certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In the sections that combine disclosure for the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company.
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the sections entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2021 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, or foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation, or unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio; (3) competition from other available properties or e-commerce, and the attractiveness of properties in our Portfolio to our tenants; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volume of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, including the current pandemic of the novel coronavirus (“COVID-19”), civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2022	December 31, 2021
Assets
Real estate
Land	$1,834,558	$1,773,448
Buildings and improvements	8,992,989	8,654,966
	10,827,547	10,428,414
Accumulated depreciation and amortization	(2,885,202)	(2,813,329)
Real estate, net	7,942,345	7,615,085

Cash and cash equivalents	16,828	296,632
Restricted cash	11,928	1,111
Marketable securities	19,661	20,224
Receivables, net	245,459	234,873
Deferred charges and prepaid expenses, net	151,897	143,503
Real estate assets held for sale	23,201	16,131
Other assets	58,406	49,834
Total assets	$8,469,725	$8,377,393

Liabilities
Debt obligations, net	$5,148,480	$5,164,518
Accounts payable, accrued expenses and other liabilities	518,252	494,529
Total liabilities	5,666,732	5,659,047

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 308,796,008 and 306,337,045 shares issued and 299,669,016 and 297,210,053 shares outstanding	2,997	2,972
Additional paid-in capital	3,279,775	3,231,732
Accumulated other comprehensive income (loss)	2,298	(12,674)
Distributions in excess of net income	(482,077)	(503,684)
Total equity	2,802,993	2,718,346
Total liabilities and equity	$8,469,725	$8,377,393
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental income	$305,898	$286,933	$604,260	$563,394
Other revenues	233	91	500	3,376
Total revenues	306,131	287,024	604,760	566,770

Operating expenses
Operating costs	34,497	28,755	69,293	60,140
Real estate taxes	42,304	42,257	83,944	85,145
Depreciation and amortization	85,137	81,212	169,359	164,632
Impairment of real estate assets	7	431	4,597	1,898
General and administrative	29,702	26,461	57,702	51,106
Total operating expenses	191,647	179,116	384,895	362,921

Other income (expense)
Dividends and interest	35	104	110	191
Interest expense	(47,886)	(49,689)	(95,208)	(98,683)
Gain on sale of real estate assets	22,988	32,603	44,899	38,367
Loss on extinguishment of debt, net	(221)	(32)	(221)	(1,229)
Other	(1,609)	(466)	(2,148)	304
Total other expense	(26,693)	(17,480)	(52,568)	(61,050)

Net income	$87,791	$90,428	$167,297	$142,799

Net income per common share:
Basic	$0.29	$0.30	$0.56	$0.48
Diluted	$0.29	$0.30	$0.56	$0.48
Weighted average shares:
Basic	299,992	297,216	299,246	297,196
Diluted	301,094	298,277	300,360	298,222
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$87,791	$90,428	$167,297	$142,799
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	4,100	2,832	15,381	8,498
Change in unrealized loss on marketable securities	(80)	(59)	(409)	(153)
Total other comprehensive income	4,020	2,773	14,972	8,345
Comprehensive income	$91,811	$93,201	$182,269	$151,144
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2021	296,494	$2,965	$3,213,990	$(28,058)	$(508,196)	$2,680,701
Common stock dividends ($0.215 per common share)	—	—	—	—	(65,120)	(65,120)
Equity based compensation expense	—	—	2,792	—	—	2,792
Other comprehensive income	—	—	—	5,572	—	5,572
Issuance of common stock	452	4	(4)	—	—	—
Share-based awards retained for taxes	—	—	(5,113)	—	—	(5,113)
Net income	—	—	—	—	52,371	52,371
Ending balance, March 31, 2021	296,946	2,969	3,211,665	(22,486)	(520,945)	2,671,203
Common stock dividends ($0.215 per common share)	—	—	—	—	(64,344)	(64,344)
Equity based compensation expense	—	—	4,543	—	—	4,543
Other comprehensive income	—	—	—	2,773	—	2,773
Issuance of common stock	32	1	(1)	—	—	—
Share-based awards retained for taxes	—	—	(259)	—	—	(259)
Net income	—	—	—	—	90,428	90,428
Ending balance, June 30, 2021	296,978	$2,970	$3,215,948	$(19,713)	$(494,861)	$2,704,344

Beginning balance, January 1, 2022	297,210	$2,972	$3,231,732	$(12,674)	$(503,684)	$2,718,346
Common stock dividends ($0.240 per common share)	—	—	—	—	(73,156)	(73,156)
Equity based compensation expense	—	—	4,620	—	—	4,620
Other comprehensive income	—	—	—	10,952	—	10,952
Issuance of common stock	2,278	23	43,825	—	—	43,848
Share-based awards retained for taxes	—	—	(10,458)	—	—	(10,458)
Net income	—	—	—	—	79,506	79,506
Ending balance, March 31, 2022	299,488	2,995	3,269,719	(1,722)	(497,334)	2,773,658
Common stock dividends ($0.240 per common share)	—	—	—	—	(72,534)	(72,534)
Equity based compensation expense	—	—	6,500	—	—	6,500
Other comprehensive income	—	—	—	4,020	—	4,020
Issuance of common stock	181	2	3,558	—	—	3,560
Share-based awards retained for taxes	—	—	(2)	—	—	(2)
Net income	—	—	—	—	87,791	87,791
Ending balance, June 30, 2022	299,669	$2,997	$3,279,775	$2,298	$(482,077)	$2,802,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$167,297	$142,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,359	164,632
Accretion of debt premium and discount, net	(1,432)	(1,435)
Deferred financing cost amortization	3,505	3,764
Accretion of above- and below-market leases, net	(5,932)	(7,125)
Tenant inducement amortization and other	2,035	3,012
Impairment of real estate assets	4,597	1,898
Gain on sale of real estate assets	(44,899)	(38,367)
Equity based compensation	10,343	6,791
Loss on extinguishment of debt, net	221	1,229
Changes in operating assets and liabilities:
Receivables, net	(10,503)	8,706
Deferred charges and prepaid expenses	(22,800)	(13,270)
Other assets	(169)	(208)
Accounts payable, accrued expenses and other liabilities	2,494	2,436
Net cash provided by operating activities	274,116	274,862

Investing activities:
Improvements to and investments in real estate assets	(146,953)	(135,253)
Acquisitions of real estate assets	(409,688)	(66,716)
Proceeds from sales of real estate assets	139,981	99,748
Purchase of marketable securities	(14,321)	(7,915)
Proceeds from sale of marketable securities	14,404	9,100
Net cash used in investing activities	(416,577)	(101,036)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(360,000)	—
Proceeds from borrowings under unsecured revolving credit facility	600,000	—
Proceeds from unsecured notes	—	349,360
Repayment of borrowings under unsecured term loans and notes	(250,000)	(350,000)
Deferred financing and debt extinguishment costs	(8,223)	(3,414)
Proceeds from issuances of common shares	47,407	—
Distributions to common stockholders	(145,250)	(129,101)
Repurchases of common shares in conjunction with equity award plans	(10,460)	(5,372)
Net cash used in financing activities	(126,526)	(138,527)

Net change in cash, cash equivalents and restricted cash	(268,987)	35,299
Cash, cash equivalents and restricted cash at beginning of period	297,743	370,087
Cash, cash equivalents and restricted cash at end of period	$28,756	$405,386

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$16,828	$404,144
Restricted cash	11,928	1,242
Cash, cash equivalents and restricted cash at end of period	$28,756	$405,386

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,432 and $1,817	$93,596	$95,523
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2022	December 31, 2021
Assets
Real estate
Land	$1,834,558	$1,773,448
Buildings and improvements	8,992,989	8,654,966
	10,827,547	10,428,414
Accumulated depreciation and amortization	(2,885,202)	(2,813,329)
Real estate, net	7,942,345	7,615,085

Cash and cash equivalents	16,639	281,474
Restricted cash	11,928	1,111
Marketable securities	19,661	20,224
Receivables, net	245,459	234,873
Deferred charges and prepaid expenses, net	151,897	143,503
Real estate assets held for sale	23,201	16,131
Other assets	58,406	49,834
Total assets	$8,469,536	$8,362,235

Liabilities
Debt obligations, net	$5,148,480	$5,164,518
Accounts payable, accrued expenses and other liabilities	518,252	494,529
Total liabilities	5,666,732	5,659,047

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 308,796,008 and 306,337,045 units issued and 299,669,016 and 297,210,053 units outstanding	2,800,506	2,715,863
Accumulated other comprehensive income (loss)	2,298	(12,675)
Total capital	2,802,804	2,703,188
Total liabilities and capital	$8,469,536	$8,362,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental income	$305,898	$286,933	$604,260	$563,394
Other revenues	233	91	500	3,376
Total revenues	306,131	287,024	604,760	566,770

Operating expenses
Operating costs	34,497	28,755	69,293	60,140
Real estate taxes	42,304	42,257	83,944	85,145
Depreciation and amortization	85,137	81,212	169,359	164,632
Impairment of real estate assets	7	431	4,597	1,898
General and administrative	29,702	26,461	57,702	51,106
Total operating expenses	191,647	179,116	384,895	362,921

Other income (expense)
Dividends and interest	35	104	110	191
Interest expense	(47,886)	(49,689)	(95,208)	(98,683)
Gain on sale of real estate assets	22,988	32,603	44,899	38,367
Loss on extinguishment of debt, net	(221)	(32)	(221)	(1,229)
Other	(1,609)	(466)	(2,148)	304
Total other expense	(26,693)	(17,480)	(52,568)	(61,050)

Net income	$87,791	$90,428	$167,297	$142,799

Net income per common unit:
Basic	$0.29	$0.30	$0.56	$0.48
Diluted	$0.29	$0.30	$0.56	$0.48
Weighted average units:
Basic	299,992	297,216	299,246	297,196
Diluted	301,094	298,277	300,360	298,222
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$87,791	$90,428	$167,297	$142,799
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	4,100	2,832	15,381	8,498
Change in unrealized loss on marketable securities	(80)	(59)	(409)	(153)
Total other comprehensive income	4,020	2,773	14,972	8,345
Comprehensive income	$91,811	$93,201	$182,269	$151,144
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Loss	Total
Beginning balance, January 1, 2021	$2,698,746	$(28,059)	$2,670,687
Distributions to partners	(65,120)	—	(65,120)
Equity based compensation expense	2,792	—	2,792
Other comprehensive income	—	5,572	5,572
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(5,113)	—	(5,113)
Net income	52,371	—	52,371
Ending balance, March 31, 2021	2,683,676	(22,487)	2,661,189
Distributions to partners	(64,344)	—	(64,344)
Equity based compensation expense	4,543	—	4,543
Other comprehensive income	—	2,773	2,773
Issuance of OP Units	—	—	—
Share-based awards retained for taxes	(259)	—	(259)
Net income	90,428	—	90,428
Ending balance, June 30, 2021	$2,714,044	$(19,714)	$2,694,330

Beginning balance, January 1, 2022	$2,715,863	$(12,675)	$2,703,188
Distributions to partners	(64,527)	—	(64,527)
Equity based compensation expense	4,620	—	4,620
Other comprehensive income	—	10,953	10,953
Issuance of OP Units	43,848	—	43,848
Share-based awards retained for taxes	(10,458)	—	(10,458)
Net income	79,506	—	79,506
Ending balance, March 31, 2022	2,768,852	(1,722)	2,767,130
Distributions to partners	(66,195)	—	(66,195)
Equity based compensation expense	6,500	—	6,500
Other comprehensive income	—	4,020	4,020
Issuance of OP Units	3,560	—	3,560
Share-based awards retained for taxes	(2)	—	(2)
Net income	87,791	—	87,791
Ending balance, June 30, 2022	$2,800,506	$2,298	$2,802,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$167,297	$142,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,359	164,632
Accretion of debt premium and discount, net	(1,432)	(1,435)
Deferred financing cost amortization	3,505	3,764
Accretion of above- and below-market leases, net	(5,932)	(7,125)
Tenant inducement amortization and other	2,035	3,012
Impairment of real estate assets	4,597	1,898
Gain on sale of real estate assets	(44,899)	(38,367)
Equity based compensation	10,343	6,791
Loss on extinguishment of debt, net	221	1,229
Changes in operating assets and liabilities:
Receivables, net	(10,503)	8,706
Deferred charges and prepaid expenses	(22,800)	(13,270)
Other assets	(169)	(208)
Accounts payable, accrued expenses and other liabilities	2,494	2,436
Net cash provided by operating activities	274,116	274,862

Investing activities:
Improvements to and investments in real estate assets	(146,953)	(135,253)
Acquisitions of real estate assets	(409,688)	(66,716)
Proceeds from sales of real estate assets	139,981	99,748
Purchase of marketable securities	(14,321)	(7,915)
Proceeds from sale of marketable securities	14,404	9,100
Net cash used in investing activities	(416,577)	(101,036)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(360,000)	—
Proceeds from borrowings under unsecured revolving credit facility	600,000	—
Proceeds from unsecured notes	—	349,360
Repayment of borrowings under unsecured term loans and notes	(250,000)	(350,000)
Deferred financing and debt extinguishment costs	(8,223)	(3,414)
Proceeds from issuances of OP Units	47,407	—
Partner distributions and repurchases of OP Units	(140,741)	(134,473)
Net cash used in financing activities	(111,557)	(138,527)

Net change in cash, cash equivalents and restricted cash	(254,018)	35,299
Cash, cash equivalents and restricted cash at beginning of period	282,585	360,073
Cash, cash equivalents and restricted cash at end of period	$28,567	$395,372

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$16,639	$394,130
Restricted cash	11,928	1,242
Cash, cash equivalents and restricted cash at end of period	$28,567	$395,372

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,432 and $1,817	$93,596	$95,523
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2022, the Company’s portfolio was comprised of 379 shopping centers (the “Portfolio”) totaling approximately 67 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2022 and December 31, 2021. Open tax years generally range from 2018 through 2021 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the six months ended June 30, 2022, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Brea Gateway	Brea, CA	Jan-22	181,819	$83,991
Land at Cobblestone Village	St. Augustine, FL	Jan-22	N/A	1,661
Arboretum Village	Dallas, TX	Jan-22	95,354	46,330
Ravinia Plaza	Orland Park, IL	Feb-22	101,800	26,160
Elmhurst Crossing	Elmhurst, IL	Apr-22	347,503	75,096
North Riverside Plaza	Berwyn, IL	Apr-22	383,884	60,114
West U Marketplace	Houston, TX	Apr-22	60,136	33,741
Waterford Commons - Ruby Tuesday	Waterford, CT	May-22	6,781	1,574
Lake Pointe Village	Sugarland, TX	Jun-22	162,263	80,971
Adjustments related to previously acquired assets	Various	Various	N/A	50
			1,339,540	$409,688
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $2.0 million of transaction costs, offset by $2.9 million of closing credits.

During the six months ended June 30, 2021, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Ellisville Square (3)	Ellisville, MO	Jan-21	N/A	$2,014
Outparcel adjacent to Cobblestone Village	St. Augustine, FL	Feb-21	5,040	1,520
Land associated with Westgate Plaza	Westfield, MA	Mar-21	N/A	245
Center of Bonita Springs	Bonita Springs, FL	Apr-21	281,394	48,061
Champlin Marketplace	Champlin, MN	Jun-21	91,970	14,876
			378,404	$66,716
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $0.5 million of transaction costs, offset by $1.4 million of closing credits.
(3)The Company terminated a ground lease and acquired a land parcel.

The aggregate purchase price of the assets acquired during the six months ended June 30, 2022 and 2021, respectively, has been allocated as follows:

	Six Months Ended June 30,
Assets	2022	2021
Land	$84,361	$17,669
Buildings	294,241	38,082
Building and tenant improvements	33,352	7,128
Above-market leases(1)	701	149
In-place leases(2)	29,607	5,523
Total assets acquired	$442,262	$68,551

Liabilities
Below-market leases(3)	$30,748	$1,835
Other liabilities	1,826	—
Total liabilities	32,574	1,835
Net assets acquired	$409,688	$66,716
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the six months ended June 30, 2022 was 6.5 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the six months ended June 30, 2022 was 12.1 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the six months ended June 30, 2022 was 20.1 years.

3. Dispositions and Assets Held for Sale
During the three months ended June 30, 2022, the Company disposed of five shopping centers and three partial shopping centers for aggregate net proceeds of $81.1 million, resulting in aggregate gain of $23.0 million and aggregate impairment of less than $0.1 million. During the six months ended June 30, 2022, the Company disposed of ten shopping centers and four partial shopping centers for aggregate net proceeds of $140.0 million, resulting in aggregate gain of $44.8 million and aggregate impairment of $4.6 million. In addition, during the six months ended June 30, 2022, the Company resolved contingencies related to previously disposed assets, resulting in net gain of $0.1 million.

During the three months ended June 30, 2021, the Company disposed of two shopping centers and five partial shopping centers for aggregate net proceeds of $67.9 million, resulting in aggregate gain of $32.6 million. In addition, during the three months ended June 30, 2021, the Company received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million. During the six months ended June 30, 2021, the Company disposed of six shopping centers and nine partial shopping centers for aggregate net proceeds of $99.7 million resulting in aggregate gain of $38.3 million and aggregate impairment of $1.5 million. In addition, during the six months ended June 30, 2021, the Company received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

As of June 30, 2022, the Company had three properties and one partial property held for sale. As of December 31, 2021, the Company had one property and two partial properties held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	June 30, 2022	December 31, 2021
Land	$4,857	$4,339
Buildings and improvements	30,842	19,181
Accumulated depreciation and amortization	(13,512)	(7,899)
Real estate, net	22,187	15,621
Other assets	1,014	510
Assets associated with real estate assets held for sale	$23,201	$16,131

Liabilities
Below-market leases	$28	$—
Other liabilities	—	—
Liabilities associated with real estate assets held for sale(1)	$28	$—
(1)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company's Consolidated Balance Sheets.

There were no discontinued operations for the three and six months ended June 30, 2022 and 2021 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2022	December 31, 2021
Land	$1,834,558	$1,773,448
Buildings and improvements:
Buildings and tenant improvements	8,435,470	8,110,742
Lease intangibles(1)	557,519	544,224
	10,827,547	10,428,414
Accumulated depreciation and amortization(2)	(2,885,202)	(2,813,329)
Total	$7,942,345	$7,615,085
(1)As of June 30, 2022 and December 31, 2021, Lease intangibles consisted of $505.1 million and $491.0 million, respectively, of in-place leases and $52.4 million and $53.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of June 30, 2022 and December 31, 2021, Accumulated depreciation and amortization included $469.3 million and $480.9 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of June 30, 2022 and December 31, 2021, the Company had intangible liabilities relating to below-market leases of $356.5 million and $337.1 million, respectively, and accumulated accretion of $252.7 million and $256.2 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the three months ended June 30, 2022 and 2021 was $3.0 million and $4.2 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the six months ended June 30, 2022 and 2021 was $5.9 million and $7.1 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2022 and 2021 was $4.8 million and $4.2 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2022 and 2021 was $8.9 million and $7.8 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2022 (remaining six months)	$(5,772)	$9,588
2023	(10,662)	15,591
2024	(9,972)	12,132
2025	(8,504)	8,879
2026	(7,393)	6,379

5. Impairments
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value.

The Company recognized the following impairment during the three months ended June 30, 2022:

Three Months Ended June 30, 2022
Property Name(1)	Location	GLA	Impairment Charge
Torrington Plaza (2)	Torrington, CT	125,496	$7
		125,496	$7
(1)The Company recognized an impairment charge based upon a change in the anticipated hold period of this property and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the three months ended June 30, 2022.

The Company recognized the following impairments during the six months ended June 30, 2022:

Six Months Ended June 30, 2022
Property Name(1)	Location	GLA	Impairment Charge
Torrington Plaza (2)	Torrington, CT	125,496	$3,509
New Garden Center (2)	Kennett Square, PA	147,370	1,088
		272,866	$4,597
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the six months ended June 30, 2022.

The Company recognized the following impairment during the three months ended June 30, 2021:

Three Months Ended June 30, 2021
Property Name(1)	Location	GLA	Impairment Charge
Erie Canal Centre(2)	DeWitt, NY	123,404	$431
		123,404	$431
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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2021, interest rate swaps with a notional amount of $250.0 million expired and the Company paid $1.1 million to terminate interest rate swaps with a notional amount of $250.0 million.

During the six months ended June 30, 2022, the Company amended its interest rate swap agreements, contemporaneous with a modification of the Company's unsecured credit facility agreements, to facilitate reference rate form, converting all outstanding swaps from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). As a result of these amendments, the Company has elected to apply additional expedients within Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes have been made to applicable debt and derivative contracts.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2022 and December 31, 2021 is as follows:

	Number of Instruments		Notional Amount
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest Rate Swaps	4	4	$300,000	$300,000
The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of June 30, 2022 and December 31, 2021 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2022	December 31, 2021
Gross derivative assets	$2,796	$—
Gross derivative liabilities	—	(12,585)
Net derivative liabilities	$2,796	$(12,585)
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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in unrealized gain (loss) on interest rate swaps	$2,727	$(325)	$12,161	$2,274
Amortization of interest rate swaps to interest expense	1,373	3,157	3,220	6,224
Change in unrealized gain on interest rate swaps, net	$4,100	$2,832	$15,381	$8,498
The Company estimates that $1.4 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2022 and 2021.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2022 and December 31, 2021, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of June 30, 2022 and December 31, 2021, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2022	December 31, 2021	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,618,453	$4,868,453	2.25% – 7.97%	2024 – 2031
Net unamortized premium	25,219	26,651
Net unamortized debt issuance costs	(24,596)	(26,913)
Total notes payable, net	$4,619,076	$4,868,191

Unsecured Credit Facility
Revolving Facility	$240,000	$—	2.64%	2026
Term Loan Facility(3)	300,000	300,000	2.78%	2027
Net unamortized debt issuance costs	(10,596)	(3,673)
Total Unsecured Credit Facility and term loans	$529,404	$296,327

Total debt obligations, net	$5,148,480	$5,164,518
(1)Stated interest rates as of June 30, 2022 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.69% as of June 30, 2022.
(3)Effective June 1, 2022, the Company has in place four interest rate swap agreements that convert the variable interest rate on the $300 million outstanding under the Term Loan Facility (as defined below) to a fixed, combined interest rate of 2.59% (plus a spread of 119 basis points) through July 26, 2024.

2022 Debt Transactions
In April 2022, the Operating Partnership amended and restated its unsecured credit facility agreements (the "Unsecured Credit Facility"). The amendment provides for (i) revolving loan commitments of $1.25 billion (the “Revolving Facility”) scheduled to mature on June 30, 2026 (extending the applicable scheduled maturity date from February 28, 2023); and (ii) a continuation of the existing $300 Million Term Loan scheduled to mature on July 26, 2027 (extending the applicable scheduled maturity date from July 26, 2024) and a new $200.0 million delayed draw term loan, maturing on July 26, 2027 (together, the “Term Loan Facility”). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments. In addition, the floating reference rate under the Unsecured Credit Facility has been amended from LIBOR to SOFR.

During the six months ended June 30, 2022, the Operating Partnership repaid $250.0 million principal amount of its Floating Rate Senior Notes due 2022 (the “2022 Notes”), representing all of the outstanding 2022 Notes, with available cash on hand. In addition, during the six months ended June 30, 2022, the Operating Partnership borrowed $240.0 million, net of repayments, under its $1.25 billion Revolving Facility, the proceeds of which were used for general corporate purposes, including $269.7 million of acquisitions, net of dispositions.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2022.

Debt Maturities
As of June 30, 2022 and December 31, 2021, the Company had accrued interest of $45.8 million and $46.3 million outstanding, respectively. As of June 30, 2022, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2022 (remaining six months)	$—
2023	—
2024	500,000
2025	700,000
2026	847,542
Thereafter	3,110,911
Total debt maturities	5,158,453
Net unamortized premium	25,219
Net unamortized debt issuance costs	(35,192)
Total debt obligations, net	$5,148,480
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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2022		December 31, 2021
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,619,076	$4,290,470	$4,868,191	$5,166,291
Unsecured Credit Facility	529,404	542,775	296,327	300,629
Total debt obligations, net	$5,148,480	$4,833,245	$5,164,518	$5,466,920
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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2022
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,661	$1,178	$18,483	$—
Interest rate derivatives	$2,796	$—	$2,796	$—

Liabilities:
Interest rate derivatives	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2021
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,224	$6,304	$13,920	$—

Liabilities:
Interest rate derivatives	$(12,585)	$—	$(12,585)	$—
(1)As of June 30, 2022 and December 31, 2021, marketable securities included $0.5 million and $0.1 million of net unrealized losses, respectively. As of June 30, 2022, the contractual maturities of the Company’s marketable securities are within the next five years.

Non-Recurring Fair Value
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. Fair value is determined by offers from third-party buyers, market comparable data, third party appraisals, or discounted cash flow analyses. The cash flows utilized in such analyses are comprised of unobservable inputs that include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

During the six months ended June 30, 2022 and year ended December 31, 2021, no properties were remeasured to fair value as a result of impairment testing that were not sold prior to June 30, 2022 and December 31, 2021, respectively.
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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are recognized upon the achievement of certain predetermined sales thresholds. The Company recognized $2.4 million and $1.5 million of income based on percentage rents for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $5.9 million and $3.8 million of income based on percentage rents for the six months ended June 30, 2022 and 2021, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of June 30, 2022, the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Statements of Operations Information	2022	2021	2022	2021
Operating lease costs	$1,613	$1,428	$3,051	$3,046
Short-term lease costs	—	—	—	1
Variable lease costs	83	88	163	203
Total lease costs	$1,696	$1,516	$3,214	$3,250

	Six Months Ended June 30,
Supplemental Statements of Cash Flows Information	2022	2021
Operating cash outflows from operating leases	$3,072	$3,137
ROU assets obtained in exchange for operating lease liabilities	10,708	—
ROU assets written off due to dispositions and lease modifications	—	(229)

Operating Lease Liabilities	As of June 30, 2022
Future minimum operating lease payments:
2022 (remaining six months)	$3,073
2023	6,062
2024	5,968
2025	5,667
2026	4,942
Thereafter	36,444
Total future minimum operating lease payments	62,156
Less: imputed interest	(19,895)
Operating lease liabilities	$42,261

Supplemental Balance Sheets Information	As of June 30, 2022	As of December 31, 2021
Operating lease liabilities(1)(2)	$42,261	$33,713
ROU assets(1)(3)	37,893	29,325
(1)As of June 30, 2022 and December 31, 2021, the weighted average remaining lease term was 16.1 years and 12.7 years, respectively, and the weighted average discount rate was 4.43% and 4.41%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2022, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In January 2020, the Company established an at-the-market equity offering program (the “ATM Program”) through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on January 9, 2023, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. During the six months ended June 30, 2022, the Company issued 1.9 million shares of common stock under the ATM Program at an average price per share of $25.55 for total gross proceeds of $48.1 million, excluding commissions. The Company incurred commissions of $0.6 million in conjunction with the ATM Program for the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company did not issue any shares of common stock. As of June 30, 2022, $346.7 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In January 2020, the Company established a share repurchase program (the “Program”) for up to $400.0 million of its common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the board of directors. During the six months ended June 30, 2022 and 2021, the Company did not repurchase any shares of common stock. As of June 30, 2022, the Program had $375.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the six months ended June 30, 2022 and 2021, the Company withheld 0.4 million and 0.3 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended June 30, 2022 and 2021, the board of directors declared common stock dividends and OP Unit distributions of $0.240 per share/unit and $0.215 per share/unit, respectively. During the six months ended June 30, 2022 and 2021, the board of directors declared common stock dividends and OP Unit distributions of $0.480 per share/unit and $0.430 per share/unit, respectively. As of June 30, 2022 and December 31, 2021, the Company had declared but unpaid common stock dividends and OP Unit distributions of $74.9 million and $74.4 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

12. Stock Based Compensation
In February 2022, the board of directors approved the 2022 Omnibus Incentive Plan (the “Plan”) and the Company's stockholders approved the Plan in April 2022. The Plan provides for a maximum of 10.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock, RSUs, OP Units, performance awards, and other stock-based awards. Prior to the approval of the Plan, awards were issued under the 2013 Omnibus Incentive Plan that the board of directors approved in 2013.

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.7 million and 1.0 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively, with vesting periods ranging from one to five years. For the performance-based and service-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Six Months Ended June 30, 2022	Year Ended, December 31, 2021
Volatility	27.0% - 51.0%	50.0% - 64.0%
Weighted average risk-free interest rate	1.08% - 1.39%	0.11% - 0.18%
Weighted average common stock dividend yield	3.8% - 4.6%	4.1% - 5.8%
During the three months ended June 30, 2022 and 2021, the Company recognized $6.5 million and $4.5 million of equity compensation expense, respectively, of which $0.5 million and $0.3 million was capitalized, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $11.1 million and $7.3 million of equity compensation expense, respectively, of which $0.8 million and $0.5 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2022, the Company had $32.0 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Computation of Basic Earnings Per Share:
Net income	$87,791	$90,428	$167,297	$142,799
Non-forfeitable dividends on unvested restricted shares	(273)	(293)	(496)	(434)
Net income attributable to the Company’s common stockholders for basic earnings per share	$87,518	$90,135	$166,801	$142,365

Weighted average number shares outstanding – basic	299,992	297,216	299,246	297,196

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.29	$0.30	$0.56	$0.48

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$87,518	$90,135	$166,801	$142,365

Weighted average shares outstanding – basic	299,992	297,216	299,246	297,196
Effect of dilutive securities:
Equity awards	1,102	1,061	1,114	1,026
Weighted average shares outstanding – diluted	301,094	298,277	300,360	298,222

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.29	$0.30	$0.56	$0.48

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Computation of Basic Earnings Per Unit:
Net income	$87,791	$90,428	$167,297	$142,799
Non-forfeitable dividends on unvested restricted units	(273)	(293)	(496)	(434)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$87,518	$90,135	$166,801	$142,365

Weighted average number common units outstanding – basic	299,992	297,216	299,246	297,196

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.29	$0.30	$0.56	$0.48

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$87,518	$90,135	$166,801	$142,365

Weighted average common units outstanding – basic	299,992	297,216	299,246	297,196
Effect of dilutive securities:
Equity awards	1,102	1,061	1,114	1,026
Weighted average common units outstanding – diluted	301,094	298,277	300,360	298,222

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.29	$0.30	$0.56	$0.48

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s property or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company does not believe that any resulting liability from such matters will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three and six months ended June 30, 2022 and 2021, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
In the ordinary course of conducting its business, the Company enters into agreements with its affiliates in relation to the leasing and management of its real estate assets.

As of June 30, 2022 and December 31, 2021, there were no material receivables from or payables to related parties. During the three and six months ended June 30, 2022 and 2021, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2022 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2022 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2022, our portfolio was comprised of 379 shopping centers (the “Portfolio”) totaling approximately 67 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Metropolitan Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of June 30, 2022, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Burlington Stores, Inc. (“Burlington”). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2021, and intends to satisfy such requirements for subsequent taxable years.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia, and San Diego, as well as our 13 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefiting from the regional and local expertise of our leasing and operations teams.

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

Leasing Highlights
As of June 30, 2022, billed and leased occupancy were 89.0% and 92.5%, respectively, as compared to 88.1% and 91.1%, respectively, as of June 30, 2021.

The following table summarizes our executed leasing activity for the three months ended June 30, 2022 and 2021 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended June 30, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	443	2,885,438	$17.09	$4.59	$2.15	12.5%
New and renewal leases	387	1,962,044	18.79	6.75	3.16	14.6%
New leases	166	870,194	19.72	12.68	6.99	34.3%
Renewal leases	221	1,091,850	18.05	2.03	0.10	9.8%
Option leases	56	923,394	13.48	—	—	8.6%

For the Three Months Ended June 30, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	396	2,275,255	$16.45	$4.75	$2.06	10.0%
New and renewal leases	361	1,566,061	19.18	6.91	2.99	10.7%
New leases	163	700,175	19.48	14.44	6.45	19.8%
Renewal leases	198	865,886	18.94	0.81	0.20	7.3%
Option leases	35	709,194	10.41	—	—	8.0%
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

The following table summarizes our executed leasing activity for the six months ended June 30, 2022 and 2021 (dollars in thousands, except for PSF amounts):

For the Six Months Ended June 30, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	817	5,192,585	$16.40	$4.63	$2.08	12.8%
New and renewal leases	708	3,352,196	18.77	7.18	3.22	16.0%
New leases	315	1,650,148	18.73	12.58	6.44	35.0%
Renewal leases	393	1,702,048	18.80	1.94	0.10	10.6%
Option leases	109	1,840,389	12.10	—	—	7.4%

For the Six Months Ended June 30, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	788	4,405,303	$16.57	$4.68	$1.84	8.3%
New and renewal leases	716	2,975,631	18.99	6.92	2.72	8.9%
New leases	303	1,354,680	18.31	14.41	5.83	20.0%
Renewal leases	413	1,620,951	19.56	0.67	0.13	5.4%
Option leases	72	1,429,672	11.53	—	—	6.8%
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

Acquisition Activity
•During the six months ended June 30, 2022, we acquired seven shopping centers, one outparcel, and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $409.7 million, including transaction costs and closing credits.

•During the six months ended June 30, 2021, we acquired two shopping centers, one outparcel and two land parcels for an aggregate purchase price of $66.7 million, including transaction costs and closing credits.

Disposition Activity
•During the six months ended June 30, 2022, we disposed of ten shopping centers and four partial shopping centers for aggregate net proceeds of $140.0 million, resulting in aggregate gain of $44.8 million and aggregate impairment of $4.6 million. In addition, during the six months ended June 30, 2022, we resolved contingencies related to previously disposed assets, resulting in net gain of $0.1 million.

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

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
Revenues (in thousands)

	Three Months Ended June 30,
	2022	2021	$ Change
Revenues
Rental income	$305,898	$286,933	$18,965
Other revenues	233	91	142
Total revenues	$306,131	$287,024	$19,107

Rental income
The increase in rental income for the three months ended June 30, 2022 of $19.0 million, as compared to the corresponding period in 2021, was due to a $15.3 million increase for assets owned for the full period and a $3.7 million increase due to net acquisition and disposition activity. The increase for assets owned for the full period was due to (i) an $8.1 million increase in base rent; (ii) a $3.8 million increase in expense reimbursements; (iii) a $3.2 million increase associated with revenues deemed uncollectible; (iv) a $3.1 million increase in straight-line rental income, net; (v) a $1.3 million increase in ancillary and other rental income; and (vi) a $0.9 million increase in percentage rents; partially offset by (vii) a $3.1 million decrease in lease termination fees; and (viii) a $1.9 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The $8.1 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 12.8% during the six months ended June 30, 2022 and 10.1% during the year ended December 31, 2021, an increase in weighted average billed occupancy, and a decrease in rent deferrals accounted for as lease modifications and rent abatements related to the current pandemic of the novel coronavirus (“COVID-19”). The $3.8 million increase in expense reimbursements was primarily attributable to an increase in reimbursable operating expenses. The increase associated with revenues deemed uncollectible was primarily attributable to the impact of COVID-19 reserves in 2021. The increase in straight-line rental income, net was primarily attributable to the impact of COVID-19 reversals in 2021.

Other revenues
Other revenues remained generally consistent for the three months ended June 30, 2022 as compared to the corresponding period in 2021.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2022	2021	$ Change
Operating expenses
Operating costs	$34,497	$28,755	$5,742
Real estate taxes	42,304	42,257	47
Depreciation and amortization	85,137	81,212	3,925
Impairment of real estate assets	7	431	(424)
General and administrative	29,702	26,461	3,241
Total operating expenses	$191,647	$179,116	$12,531

Operating costs
The increase in operating costs for the three months ended June 30, 2022 of $5.7 million, as compared to the corresponding period in 2021, was due to a $5.4 million increase for assets owned for the full period primarily due to an increase in repair and maintenance, utility, and insurance costs, in addition to a $0.3 million increase in operating costs due to net acquisition and disposition activity.

Real estate taxes
The increase in real estate taxes for the three months ended June 30, 2022 of less than $0.1 million, as compared to the corresponding period in 2021, was due to a $0.8 million increase in real estate taxes due to net acquisition and disposition activity, partially offset by a $0.8 million decrease for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended June 30, 2022 of $3.9 million, as compared to the corresponding period in 2021, was primarily due to a $5.3 million increase attributable to net acquisition and disposition activity and capital expenditures for assets owned for the full period, partially offset by a $1.4 million decrease in accelerated depreciation and amortization related to tenant move-outs.

Impairment of real estate assets
During the three months ended June 30, 2022, aggregate impairment of less than $0.1 million was recognized on one shopping center, as a result of disposition activity. During the three months ended June 30, 2021, aggregate impairment of $0.4 million was recognized on one operating property, which has subsequently been sold. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended June 30, 2022 of $3.2 million, as compared to the corresponding period in 2021, was primarily due to an increase in net compensation costs and conference expenses.

During the three months ended June 30, 2022 and 2021, construction compensation costs of $4.3 million and $4.2 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.9 million and $0.3 million, respectively and leasing commission costs of $2.1 million and $1.6 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2022	2021	$ Change
Other income (expense)
Dividends and interest	$35	$104	$(69)
Interest expense	(47,886)	(49,689)	1,803
Gain on sale of real estate assets	22,988	32,603	(9,615)
Loss on extinguishment of debt, net	(221)	(32)	(189)
Other	(1,609)	(466)	(1,143)
Total other expense	$(26,693)	$(17,480)	$(9,213)

Dividends and interest
Dividends and interest remained generally consistent for the three months ended June 30, 2022 as compared to the corresponding period in 2021.

Interest expense
The decrease in interest expense for the three months ended June 30, 2022 of $1.8 million, as compared to the corresponding period in 2021, was primarily due to a lower weighted average interest rate and lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended June 30, 2022, four shopping centers and three partial shopping center were disposed of resulting in aggregate gain of $23.0 million. During the three months ended June 30, 2021, two shopping centers and five partial shopping center were disposed of resulting in aggregate gain of $32.6 million. In addition, during the three months ended June 30, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

Loss on extinguishment of debt, net
During the three months ended June 30, 2022, we amended and restated our unsecured credit facility agreements (the "Unsecured Credit Facility"), resulting in a $0.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The increase in other expense for the three months ended June 30, 2022 of $1.1 million, as compared to the corresponding period in 2021, was primarily due to an increase in transaction costs.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
Revenues (in thousands)

	Six Months Ended June 30,
	2022	2021	$ Change
Revenues
Rental income	604,260	563,394	$40,866
Other revenues	500	3,376	(2,876)
Total revenues	$604,760	$566,770	$37,990

Rental income
The increase in rental income for the six months ended June 30, 2022 of $40.9 million, as compared to the corresponding period in 2021, was due to a $35.8 million increase for assets owned for the full period and a $5.1 million increase due to net acquisition and disposition activity. The increase for assets owned for the full period was due to (i) a $15.6 million increase in base rent; (ii) a $5.1 million increase in expense reimbursements; (iii) a $9.6 million increase associated with revenues deemed uncollectible; (iv) a $5.4 million increase in straight-line rental income, net; (v) a $2.4 million increase in ancillary and other rental income; and (vi) a $2.2 million increase in percentage rents; partially offset by (vii) a $3.2 million decrease in lease termination fees; and (viii) a $1.3 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The $15.6 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 12.8% during the six months ended June 30, 2022 and 10.1% during the year ended December 31, 2021, an increase in weighted average billed occupancy, and a decrease in rent deferrals accounted for as lease modifications and rent abatements related to the current pandemic of the novel coronavirus (“COVID-19”). The $5.1 million increase in expense reimbursements was primarily attributable to an increase in reimbursable operating expenses. The increase associated with revenues deemed uncollectible was primarily attributable to the impact of COVID-19 reserves in 2021. The increase in straight-line rental income, net was primarily attributable to the impact of COVID-19 reversals in 2021.

Other revenues
The decrease in other revenues for the six months ended June 30, 2022 of $2.9 million, as compared to the corresponding period in 2021, was primarily due to a decrease in tax increment financing income.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2022	2021	$ Change
Operating expenses
Operating costs	69,293	60,140	$9,153
Real estate taxes	83,944	85,145	(1,201)
Depreciation and amortization	169,359	164,632	4,727
Impairment of real estate assets	4,597	1,898	2,699
General and administrative	57,702	51,106	6,596
Total operating expenses	$384,895	$362,921	$21,974

Operating costs
The increase in operating costs for the six months ended June 30, 2022 of $9.2 million, as compared to the corresponding period in 2021, was due to an $8.6 million increase for assets owned for the full period primarily due to an increase in repair and maintenance, utility, and insurance costs, in addition to a $0.5 million increase in operating costs due to net acquisition and disposition activity.

Real estate taxes
The decrease in real estate taxes for the six months ended June 30, 2022 of $1.2 million, as compared to the corresponding period in 2021, was due to a $2.3 million decrease for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments and an increase in capitalized real estate taxes, partially offset by a $1.1 million increase in real estate taxes due to net acquisition and disposition activity.

Depreciation and amortization
The increase in depreciation and amortization for the six months ended June 30, 2022 of $4.7 million, as compared to the corresponding period in 2021, was primarily due to a $9.1 million increase attributable to net acquisition and disposition activity and capital expenditures for assets owned for the full period, partially offset by a $4.4 million decrease in accelerated depreciation and amortization related to tenant move-outs.

Impairment of real estate assets
During the six months ended June 30, 2022, aggregate impairment of $4.6 million was recognized on two shopping centers, as a result of disposition activity. During the six months ended June 30, 2021, aggregate impairment of $1.9 million was recognized on one shopping center, as a result of disposition activity and one operating property, which has subsequently been sold. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the six months ended June 30, 2022 of $6.6 million, as compared to the corresponding period in 2021, was primarily due to an increase in net compensation costs and conference expenses, partially offset by a decrease in litigation and other non-routine legal expenses.

During the six months ended June 30, 2022 and 2021, construction compensation costs of $8.5 million and $7.9 million, respectively, were capitalized to building and improvements and leasing legal costs of $2.5 million and $0.8 million, respectively and leasing commission costs of $3.9 million and $2.8 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2022	2021	$ Change
Other income (expense)
Dividends and interest	110	191	$(81)
Interest expense	(95,208)	(98,683)	3,475
Gain on sale of real estate assets	44,899	38,367	6,532
Loss on extinguishment of debt, net	(221)	(1,229)	1,008
Other	(2,148)	304	(2,452)
Total other expense	$(52,568)	$(61,050)	$8,482

Dividends and interest
Dividends and interest remained generally consistent for the six months ended June 30, 2022 as compared to the corresponding period in 2021.

Interest expense
The decrease in interest expense for the six months ended June 30, 2022 of $3.5 million, as compared to the corresponding period in 2021, was primarily due to a lower weighted average interest rate and lower overall debt obligations.

Gain on sale of real estate assets
During the six months ended June 30, 2022, eight shopping centers and four partial shopping centers were disposed of resulting in aggregate gain of $44.8 million. In addition, during the six months ended June 30, 2022, we resolved contingencies related to previously disposed assets resulting in net gain of $0.1 million. During the six months ended June 30, 2021, five shopping centers and nine partial shopping center were disposed of resulting in aggregate gain of $38.3 million. In addition, during the six months ended June 30, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

Loss on extinguishment of debt, net
During the six months ended June 30, 2022, we amended and restated our Unsecured Credit Facility, resulting in a $0.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the six months ended June 30, 2021, we repaid $350.0 million of an unsecured term loan under our Unsecured Credit Facility, resulting in a $1.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The increase in other expense for the six months ended June 30, 2022 of $2.5 million, as compared to the corresponding period in 2021, was primarily due to favorable tax adjustments and legal settlements in the prior year and an increase in transaction costs.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. As of June 30, 2022, we had $1.24 billion of available liquidity, including $1.2 billion under our Unsecured Credit Facility and $28.8 million of cash and cash equivalents and restricted cash.

We intend to continue to enhance our financial and operational flexibility through the additional extension of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended June 30, 2023 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of June 30, 2022 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended June 30, 2023	Thereafter
Debt maturities (1)	$—	$5,158.5
Interest payments (1)(2)	187.6	846.2
Operating leases	4.6	57.6
Total	$192.2	$6,062.3

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps), as of June 30, 2022. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of these and other factors that could impact interest payments.

Other Essential Expenditures
We incur certain essential expenditures in the ordinary course of business, such as common area expenses, utilities, insurance, real estate taxes, capital expenditures related to the maintenance of our properties, leasing capital expenditures, and corporate level expenses. The amount of common area expenses, utilities, and capital expenditures related to the maintenance of our properties that we incur depends on changes in the scope of services that we provide, changes in prevailing market rates, and changes in the size and composition of our Portfolio. We carry comprehensive insurance to protect our Portfolio against various losses. The amount of insurance expense that we incur depends on the assessed value of our Portfolio, prevailing market rates, changes in risk, and the size and composition of our Portfolio. We incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on the assessed values of our properties, changes in tax rates assessed by various jurisdictions, and changes in the size and composition of our Portfolio. Leasing capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements, tenant allowances, and external leasing commissions. The amount of leasing capital expenditures that we incur depends on the volume and nature of leasing activity. Leases typically provide for the reimbursement of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties. However, these costs generally do not decrease if revenue or occupancy decrease, and certain costs we incur are generally not reimbursed.
In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors will evaluate the dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the second and third quarters of 2022:

	Second Quarter 2022	Third Quarter 2022
Dividend declared per common share	$0.240	$0.240
Dividend declaration date	April 27, 2022	July 27, 2022
Dividend record date	July 5, 2022	October 4, 2022
Dividend payable date	July 15, 2022	October 17, 2022

Opportunistic Expenditures
We also utilize cash for opportunistic expenditures such as value-enhancing reinvestment and acquisition activity.

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

•The amount of future acquisition activity depends on the availability of opportunities that further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. Our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise to create value. Our acquisition activity may include acquisitions of open-air shopping centers, non-owned anchor spaces, and retail buildings and/or outparcels at, or adjacent to, our shopping centers. We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash provided by operating activities	$274,116	$274,862	$(746)
Net cash used in investing activities	(416,577)	(101,036)	(315,541)
Net cash used in financing activities	(126,526)	(138,527)	12,001

Net change in cash, cash equivalents and restricted cash	(268,987)	35,299	(304,286)
Cash, cash equivalents and restricted cash at beginning of period	297,743	370,087	(72,344)
Cash, cash equivalents and restricted cash at end of period	$28,756	$405,386	$(376,630)

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash provided by operating activities	$274,116	$274,862	$(746)
Net cash used in investing activities	(416,577)	(101,036)	(315,541)
Net cash used in financing activities	(111,557)	(138,527)	26,970

Net change in cash, cash equivalents and restricted cash	(254,018)	35,299	(289,317)
Cash, cash equivalents and restricted cash at beginning of period	282,585	360,073	(77,488)
Cash, cash equivalents and restricted cash at end of period	$28,567	$395,372	$(366,805)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses, and interest expense.

During the six months ended June 30, 2022, our net cash provided by operating activities decreased $0.7 million as compared to the corresponding period in 2021. The decrease was primarily due to (i) a decrease from net working capital; (ii) an increase in cash outflows for general and administrative expense; (iii) a decrease in lease termination fees; and (iv) a decrease in net operating income due to acquisition and disposition activity; partially offset by (v) an increase in same property net operating income; and (vi) a decrease in cash outflows for interest expense.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment efforts.

During the six months ended June 30, 2022, our net cash used in investing activities increased $315.5 million as compared to the corresponding period in 2021. The increase was primarily due to (i) an increase of $342.9 million in acquisitions of real estate assets; (ii) an increase of $11.7 million in improvements to and investments in real estate assets; and (iii) an increase of $1.1 million in purchases of marketable securities, net of proceeds from sales; partially offset by (iv) an increase of $40.2 million in net proceeds from sales of real estate assets.

Improvements to and investments in real estate assets
During the six months ended June 30, 2022 and 2021, we expended $147.0 million and $135.3 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $2.2 million and $2.8 million, respectively, which were received during the six months ended June 30, 2022 and 2021.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of June 30, 2022, we had 55 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $398.2 million, of which $215.3 million had been incurred as of June 30, 2022. In addition, we have identified a pipeline of future redevelopment projects aggregating approximately $900.0 million of potential capital investment, which we expect to execute over the next several years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the six months ended June 30, 2022, we acquired seven shopping centers, one outparcel, and one land parcel and paid less than $0.1 million related to previously disposed assets for an aggregate purchase price of $409.7 million, including transaction costs and closing credits. During the six months ended June 30, 2021, we acquired two shopping centers, one outparcel and two land parcels for an aggregate purchase price of $66.7 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the six months ended June 30, 2022, the Company disposed of ten shopping centers and four partial shopping centers for aggregate net proceeds of $140.0 million. During the six months ended June 30, 2021, we disposed of six shopping centers and nine partial shopping centers for aggregate net proceeds of $99.7 million. In addition, during the six months ended June 30, 2021, we received aggregate net proceeds of less than $0.1 million.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the six months ended June 30, 2022, our net cash used in financing activities decreased $12.0 million as compared to the corresponding period in 2021. The decrease was primarily due to (i) a $47.4 million increase in issuances of common stock; partially offset by (ii) a $16.1 million increase in distributions to our common stockholders; (iii) a $9.4 million increase in debt repayments, net of borrowings; (iv) a $5.1 million increase in repurchases of common shares in conjunction with the equity award plans; and (v) a $4.8 million increase in deferred financing and debt extinguishment costs.

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

Our reconciliation of net income to Nareit FFO for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$87,791	$90,428	$167,297	$142,799
Depreciation and amortization related to real estate	84,089	80,368	167,279	162,823
Gain on sale of real estate assets	(22,988)	(32,603)	(44,899)	(38,367)
Impairment of real estate assets	7	431	4,597	1,898
Nareit FFO	$148,899	$138,624	$294,274	$269,153
Nareit FFO per diluted share	$0.49	$0.46	$0.98	$0.90
Weighted average diluted shares outstanding	301,094	298,277	300,360	298,222

Same Property Net Operating Income
Same property net operating income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development and completed new development properties that have been stabilized for less than one year) as total property revenues (base rent, expense reimbursements, adjustments for revenues deemed uncollectible, ancillary and other rental income, percentage rents, and other revenues) less direct property operating expenses (operating costs and real estate taxes). Same property NOI excludes (i) corporate level expenses (including general and administrative), (ii) lease termination fees, (iii) straight-line rental income, net, (iv) accretion of below-market leases, net of amortization of above-market leases and tenant inducements, (v) straight-line ground rent expense, net, and (vi) income or expense associated with our captive insurance company.

Considering the nature of our business as a real estate owner and operator, we believe that same property NOI is useful to investors in measuring the operating performance of our portfolio because the definition excludes various items included in net income that do not relate to, or are not indicative of, the operating performance of our properties, such as depreciation and amortization, corporate level expenses (including general and administrative), lease termination fees, straight-line rental income, net, accretion of below-market leases, net of amortization of above-market leases and tenant inducements, and straight-line ground rent expense, net. We believe that same property NOI is also useful to investors because it further eliminates disparities in NOI due to the acquisition or disposition of properties or the stabilization of completed new development properties during the periods presented and therefore provides a more consistent metric for comparing the operating performance of our portfolio between periods.

Comparison of the Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Number of properties	356	356	—	354	354	—
Percent billed	88.9%	88.0%	0.9%	88.9%	87.9%	1.0%
Percent leased	92.5%	91.1%	1.4%	92.5%	91.1%	1.4%

Revenues
Rental income	$276,917	$259,832	$17,085	$547,688	$512,991	$34,697
Other revenues	224	92	132	491	364	127
	277,141	259,924	17,217	548,179	513,355	34,824
Operating expenses
Operating costs	(31,941)	(26,840)	(5,101)	(64,335)	(55,942)	(8,393)
Real estate taxes	(39,037)	(39,803)	766	(77,780)	(79,966)	2,186
	(70,978)	(66,643)	(4,335)	(142,115)	(135,908)	(6,207)
Same property NOI	$206,163	$193,281	$12,882	$406,064	$377,447	$28,617

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$87,791	$90,428	$167,297	$142,799
Adjustments:
Non-same property NOI	(13,499)	(11,928)	(27,870)	(28,641)
Lease termination fees	(930)	(4,073)	(2,060)	(5,457)
Straight-line rental income, net	(6,751)	(3,404)	(11,490)	(5,676)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(2,160)	(3,368)	(4,204)	(4,352)
Straight-line ground rent expense, net	173	42	165	88
Depreciation and amortization	85,137	81,212	169,359	164,632
Impairment of real estate assets	7	431	4,597	1,898
General and administrative	29,702	26,461	57,702	51,106
Total other expense	26,693	17,480	52,568	61,050
Same property NOI	$206,163	$193,281	$406,064	$377,447

Inflation
Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance; however, inflation has significantly increased in 2021 and 2022 and may continue to be elevated or increase further. With respect to our shopping centers, our long-term leases generally contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation; however, we have exposure to increases in non-reimbursable property operating expenses, including expenses incurred on vacant units. We believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain inflationary expense pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and have and may continue to enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans. With respect to general and administrative costs, we continually seek opportunities to offset inflationary cost pressures through routine evaluations of our spending levels and through ongoing efforts to utilize technology to enhance our operational efficiency.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 9, 2020, the Company established a share repurchase program (the “Program”) for up to $400.0 million of the Company’s common stock. The Program is scheduled to expire on January 9, 2023, unless suspended or extended by the board of directors. During the three months ended June 30, 2022, the Company did not repurchase any shares of its common stock. As of June 30, 2022, the Program had $375.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Third Amended and Restated Revolving Credit Agreement, dated as of April 28, 2022, by and among Brixmor Operating Partnership LP, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-Q	001-36160	5/2/2022	10.1
10.2	Amended and Restated Term Loan Agreement, dated as of April 28, 2022, by and among Brixmor Operating Partnership LP, as borrower, and Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto	10-Q	001-36160	5/2/2022	10.2
10.3	Brixmor Property Group Inc. 2022 Omnibus Incentive Plan	8-K	001-36160	4/29/2022	10.1
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: August 1, 2022	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2022	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: August 1, 2022	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2022	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)