Form 10-K
period 2022-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2023-02-13
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Brixmor Property Group Inc. $6,019,445,732 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2023, Brixmor Property Group Inc. had 300,520,890 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on April 26, 2023 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2022 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our,” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of December 31, 2022, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, including the current pandemic of the novel coronavirus ("COVID-19"), civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.

iii

PART I

Item 1. Business
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed corporation that has elected to be taxed as a real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2022, our portfolio was comprised of 373 shopping centers (the “Portfolio”) totaling approximately 66 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas (“CBSAs”) in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2022, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc. In the opinion of our management, no material part of our business is dependent upon a single tenant, the loss of which would have a material adverse effect on us, and no single tenant or shopping center accounted for 5% or more of our consolidated revenues during 2022.

As of December 31, 2022, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BRX.”

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

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2022:

Number of Shopping Centers	373
GLA (square feet)	66.0 million
Percent Billed	90%
Percent Leased	94%
Annualized Base Rent ("ABR") Per Square Foot (“PSF”)(1)	$16.19
New, Renewal and Option Volume (square feet)(2)	10.6 million
New Lease Volume (square feet)(2)	3.3 million
New, Renewal and Option Rent Spread(2)(3)	12.7%
New Rent Spread(2)(3)	37.0%
Percent Grocery-anchored Shopping Centers(4)	72%
Percent of ABR in Top 50 U.S. CBSAs	71%
(1)    ABR represents contractual monthly base rent as of a specified date under leases that have been signed or commenced as of the specified date, multiplied by 12. For purposes of calculating ABR, all signed or commenced leases with an initial term of one year or greater are included. ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.
(2)    During the year ended December 31, 2022.
(3)    Represents the percentage change in contractual ABR PSF in the first year of the new lease relative to contractual ABR PSF in the last year of the old lease. For purposes of calculating rent spreads, ABR PSF includes the GLA of lessee-owned leasehold improvements. Based on comparable leases only, which consist of new leases signed on units that were occupied within the prior 12 months, renewal leases signed with the same tenant in all or a portion of the same location or that include the expansion into space that was occupied within the prior 12 months, and contractual renewal options exercised by tenants in the same location to extend the term of an expiring lease. New leases signed on units that have been vacant for longer than 12 months, new leases signed on first generation space, and new leases that are ancillary in nature regardless of term are deemed non-comparable and excluded from New Rent Spreads. Renewals that include the expansion of an existing tenant into space that has been vacant for longer than 12 months and renewals that are ancillary in nature regardless of term are deemed non-comparable and excluded from Renewal Rent Spreads.
(4)    Based on number of shopping centers.

Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities, and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by our purpose-driven Corporate Responsibility (“CR”) strategy and our commitment to environmental, social, and governance (“ESG”) issues.

Driving Internal Growth. Our primary drivers of internal growth include (i) embedded contractual rent escalations, (ii) below-market rents that may be reset to market as leases expire, (iii) occupancy growth, and (iv) prudent expense management, including proactively navigating inflationary pressure on operating costs and wages. Ongoing strong new leasing productivity, with a key focus on merchandising and our enhanced underwriting processes, have also enabled us to consistently improve the credit of our tenancy and the vibrancy and relevancy of our Portfolio to retailers and consumers. During 2022, we executed 613 new leases representing approximately 3.3 million square feet and 1,614 total leases, including new leases, renewals, and options, representing approximately 10.6 million square feet.

We believe that rents across our Portfolio are well below market, which provides us with a key competitive advantage in attracting and retaining tenants. During 2022, we achieved rent spreads on new leases of 37.0% and blended rent spreads on new and renewal leases of 16.0% excluding options or 12.7% including options. Looking forward, the weighted average expiring ABR PSF of anchor lease expirations through 2025, assuming no remaining renewal options are exercised, is $10.23 compared to a weighted average ABR PSF of $13.56 for new anchor leases signed during 2022.

Our high-quality, nationally diversified portfolio of community and neighborhood shopping centers continues to benefit from the desire of many thriving retail platforms to locate in physical formats that provide greater access and proximity to their customers, which has led to robust leasing demand and below-average tenant move-out activity, driving record leased occupancy in 2022. We believe there is opportunity for further occupancy gains in our Portfolio, particularly for spaces less than 10,000 square feet, as such spaces will continue to benefit from our value-enhancing reinvestment initiatives. As of December 31, 2022, leased occupancy was a record 89.2% for spaces less than 10,000 square feet, while our total leased occupancy was a record 93.8%. The spread between our total leased occupancy and our total billed occupancy was 360 basis points and our total signed but not yet commenced lease population, which includes an additional 70 basis points of GLA related to space that will soon be vacated by existing tenants, represented 2.9 million square feet and $54.7 million of ABR, providing strong visibility on our future growth.

Pursuing value-enhancing reinvestment opportunities. We believe that we have significant opportunities to realize attractive risk-adjusted returns by investing capital in the repositioning and/or redevelopment of certain assets in our Portfolio. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers. During 2022, we stabilized 30 anchor space repositioning, outparcel development, and redevelopment projects, with a weighted average incremental net operating income (“NOI”) yield of 10% and an aggregate cost of $179.3 million. As of December 31, 2022, we had 48 projects in process with an expected weighted average incremental NOI yield of 9% and an aggregate anticipated cost of $342.9 million. In addition, we have identified a pipeline of future reinvestment projects aggregating approximately $1.0 billion of potential capital investment, which we expect to execute over the next several years at NOI yields that are generally consistent with those that we have recently realized.

Prudently executing on acquisition and disposition activity. We actively pursue acquisition and disposition opportunities in order to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. In general, our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise to create value, while our disposition strategy focuses on selling assets when we believe value has been maximized, where there may be future downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. Our acquisition activity may include acquisitions of open-air shopping centers and non-owned anchor spaces or outparcels at, or adjacent to, our shopping centers and the timing of acquisition and disposition activity is often dependent on the transactions and capital markets environments.

During 2022, we acquired $409.7 million of assets, including transaction costs and closing credits, and generated aggregate net proceeds of $277.0 million from property dispositions. Acquisitions were funded through a combination of net proceeds from property dispositions and available cash.

Maintaining a Flexible Capital Structure Positioned for Growth. We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies and during 2022, we received a credit rating upgrade from Fitch Ratings and a positive credit rating outlook from S&P Global Ratings.

During 2022, we amended and restated our unsecured credit facility (the “Unsecured Credit Facility”), which is comprised of a $1.25 billion revolving credit facility (the “Revolving Facility”) and a $300 million term loan facility, in addition to a new $200 million delayed draw term loan (together, the “Term Loan Facility"). The Unsecured Credit Facility amendment extended the maturities of the Revolving Facility and Term Loan Facility to June 2026 and July 2027, respectively, while also improving pricing and adding a sustainability-linked pricing component related to our continued reductions of greenhouse gas emissions. During 2022, we also renewed our $400 million share repurchase program and our $400 million at-the-market equity offering program (“ATM”), which together provide us with maximum flexibility to capitalize on a wide range of potential capital markets environments and support the long-term execution of our balanced business plan.

Also, during 2022 we repaid $250.0 million of our senior unsecured notes due 2022 with available cash. As of December 31, 2022, we had $1.35 billion of available liquidity, including $1.12 billion under our Revolving Facility, $200.0 million under our delayed draw term loan, and $21.3 million of cash and cash equivalents and restricted cash. We have no debt maturities in 2023 and have $500.0 million of debt maturities in June 2024.

Operating in a Socially Responsible Manner. We believe that prioritizing corporate responsibility is critical to delivering consistent, sustainable growth. Our CR strategy is integrated throughout our organization and is focused on creating partnerships that improve the social, economic, and environmental well-being of all our stakeholders including our communities, employees, tenants, suppliers and vendors, and investors. Our strong commitment to ESG issues directly aligns with our core values and our vision to be the center of the communities we serve.

Our ESG Steering Committee, which is comprised of executive and senior leadership from a variety of functional areas, meets quarterly to set, implement, monitor, and communicate our CR strategy and related initiatives. Our board of directors, through our Nominating and Corporate Governance Committee (“NCGC”) oversees our CR initiatives to ensure that our actions consistently demonstrate our strong commitment to operating in an environmentally and socially responsible manner. To facilitate their oversight, the NCGC and our board of directors are provided with quarterly updates on our initiatives by our senior leadership team. CR objectives are included as part of our executive officers' goals and the achievement of such goals impacts the individual performance portion of their compensation.

We provide best-in-class, comprehensive CR disclosures, prepared in accordance with the Global Reporting Initiative (“GRI”) Standards and in alignment with Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-related Financial Disclosures (“TCFD”) reporting frameworks. We are a GRESB participant and a signatory to the Science Based Targets initiative (“SBTI”).

•Environmental Responsibility: In 2021, our ESG Steering Committee formalized the Company’s Climate Change Policy, which articulates our strategy for the assessment of and response to the risks posed by climate change and natural hazards to our properties, our tenants, and the communities we serve. As part of this policy, we set a goal to achieve net zero carbon emissions by 2045 for areas under our operational control. As a signatory of the SBTI, aligned with the 1.5 degree Celsius pathway, we are committed to an interim reduction of greenhouse gas emissions by 50% by 2030 for areas under our operational control. As of December 31, 2021, we have achieved a 38% reduction against this interim SBTI goal.

•Human Capital: As of December 31, 2022, we had 502 employees, including 500 full-time employees. Our talented and committed employees are the foundation of our success. Together, we strive to promote a culture that is supportive, collaborative, and inclusive, and that provides opportunities for both personal and professional growth. We empower our employees to think and act like owners in order to create value for all stakeholders. This approach enables us to attract and retain diverse and talented professionals while fostering collaborative, skilled, and motivated teams. The pillars of our human capital strategy are:

•Engagement: We believe that employees that are personally engaged in our vision to be the center of the communities we serve and are connected with similarly engaged colleagues will be more effective in their roles. We measure employee engagement through biennial employee surveys and utilize the results from such surveys to continually improve our organization, enhancing benefits and various other forms of support based on employee feedback. Our engagement and connectivity initiatives have contributed to our 99% employee satisfaction score and 100% participation in annual performance reviews and talent development discussions.

•Growth and Development: We encourage our employees to grow and develop their interests, skills, and passions by providing learning opportunities along with professional and personal training. Our annual talent development process is intended to provide a well-rounded perspective on individual performance by recognizing employee strengths, identifying opportunities for growth, and developing actionable plans for professional development. We foster employee growth by providing: comprehensive training programs geared towards specific job functions; innovative development programs, such as two-year intensive apprenticeship programs for entry level employees in leasing, property management, and construction; Predictive Index Behavioral Assessments to enhance self-awareness and effective collaboration; education assistance through reimbursements for tuition and professional licensure; and “Personal Development Accounts,” which provide time off and expense reimbursement for a personal or professional development activity chosen by the employee.

•Health and Well-being: Our commitment to the health and well-being of our employees is a crucial component of our culture. We provide a wide-range of employee benefits including comprehensive medical, prescription, dental and vision insurance coverage (the majority of which is paid for by the Company); paid maternity, paternity, and adoption leave; matching 401(k) contributions; life insurance, disability benefits, and spousal death benefits; and a variety of time off benefits. We also encourage healthy lifestyles through initiatives such as: an annual wellness spending account; free access to online applications such as Noom (for developing healthy eating and lifestyle habits) and Headspace (for mindfulness and meditation); weekly live meditation breaks; health-oriented employee competitions; and "Wellness Wednesdays," which include live demonstrations related to a variety of healthy lifestyle topics. We also provide free access to licensed counselors to support mental health and offer hybrid work schedules to maximize engagement, collaboration, and efficiency, while supporting a healthy work-life balance.

•Diversity, Equity, and Inclusion (“DEI”): We believe our performance is enhanced by an inclusive environment that reflects the diversity of the communities we serve. We advocate for DEI in every part of our organization and strive to create equal opportunities for all current and future employees. We believe a culture based on DEI is critical to our ability to attract and retain talented employees and to deliver on our strategic goals and objectives. Every year, each employee participates in culture and ethics training and signs a pledge to commit to helping create and maintain an inclusive culture free from harassment based on race, sexual orientation, gender, and other protected classes. Our DEI Leadership Council, comprised of diverse senior leaders from a variety of functional areas, reports directly to our CEO and assists in maintaining best practices and behaviors to enhance inclusion and promote equity and diversity. In addition, our employee-led Employee Resource Group helps further the DEI Leadership Council's key initiatives by bringing employees together to connect and learn. We also regularly feature DEI themes in employee trainings and community events, such as our Big Brain Days.

We strive to ensure diversity of job candidates through partnerships with DEI focused organizations such as ICSC Launch Academy and Sponsors For Educational Opportunity (SEO), which seek to provide summer internship opportunities for racially diverse undergraduate students. We also assess pay equity periodically as it relates to gender, race, and ethnicity based on a role/similar-role basis. On average, there is no pay gap with respect to gender or race/ethnicity across the Company. Additionally, in 2021, our CEO signed the CEO Action for Diversity & InclusionTM pledge, which is the largest CEO-driven business commitment to advance DEI in the workplace. In 2022, we became a founding donor to Nareit's Dividends Through Diversity, Equity, & Inclusion Giving Campaign, which supports charitable and educational organizations and initiatives that will help create a more diverse, equitable, and inclusive REIT and publicly traded real estate industry.

For more information on our CR strategy, goals, performance, and achievements, please visit our CR page at https://www.brixmor.com/why-brixmor/corporate-responsibility. Information on our website is not incorporated by reference herin and is not a part of this Annual Report on Form 10-K

Tenants
Our national portfolio is thoughtfully merchandised with non-discretionary and value-oriented retailers, as well as consumer-oriented service providers, and is home to a broad mix of national and regional tenants and local entrepreneurs. As of December 31, 2022, we had over 5,000 diverse tenants in our portfolio, including many vibrant new retailers added over the past several years, and approximately 72% of our properties were anchored by a grocer.

See “Item 2. Properties” for further information on our 20 largest tenants.

Compliance with Government Regulations
We are subject to federal, state, and local regulations, including environmental regulations that apply generally to the ownership of, and the operations conducted on, real property. As of December 31, 2022, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business, financial condition, or results of operations. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations that could be material. See “Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs” and “Compliance with the Americans with Disabilities Act, environmental laws, and fire, safety and other regulations may require us to make expenditures that would adversely affect our financial condition, operating results, and cash flows” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations.

Financial Information about Industry Segments
Our principal business is the ownership and operation of open-air retail shopping centers. We do not distinguish our principal business or group our operations on a geographical basis for purposes of measuring performance. Accordingly, we have a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

REIT Qualification
We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws commencing with our taxable year ended December 31, 2011, have maintained such requirements through our taxable year ended December 31, 2022, and intend to satisfy such requirements for subsequent taxable years. As a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and value of our assets, the amounts we distribute to our stockholders, and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forgo otherwise attractive opportunities or limit the manner in which we conduct our operations. See “Risks Related to our REIT Status and Certain Other Tax Items” in Item 1A. “Risk Factors” for further information.

Executive Officers
As of December 31, 2022, each of our executive officers has been employed by us for more than five years and included the following:

Name	Position	Year Joined(1)	Age
James Taylor	President, Chief Executive Officer	2016	56
Angela Aman	Executive Vice President, Chief Financial Officer and Treasurer	2016	43
Brian T. Finnegan	Executive Vice President, Chief Revenue Officer	2004	42
Mark T. Horgan	Executive Vice President, Chief Investment Officer	2016	47
Steven F. Siegel	Executive Vice President, General Counsel and Secretary	1991	62
Carolyn Carter Singh (2)	Executive Vice President, Chief Talent Officer	2001	60
(1)    Includes predecessors of Brixmor Property Group Inc.
(2)    Effective January 4, 2023, Shea Taylor, age 50, replaced Carolyn Carter Singh, upon her retirement, as Executive Vice President, Chief Talent Officer

Corporate Headquarters
Brixmor Property Group Inc., a Maryland corporation, was incorporated in 2011. The Operating Partnership, a Delaware limited partnership, was formed in 2011. Our principal executive offices are located at 450 Lexington Avenue, New York, New York 10017, and our telephone number is (212) 869-3000.

Our website address is https://www.brixmor.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. You may access these filings by visiting “SEC Filings” under the “Financial Info” section of the “Investors” portion of our website. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information for issuers, such as us, that file electronically with the SEC at https://www.sec.gov.

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

Dividend Reinvestment & Direct Stock Purchase Plan
Our registrar and stock transfer agent is Computershare Trust Company, N.A. We offer a Dividend Reinvestment and Direct Stock Purchase Plan, providing shareholders and new investors with a simple and convenient method of investing in additional shares of common stock without payment of transaction or processing fees, service charges, or other expenses. Plan inquiries may be directed to (877) 373-6374, or (781) 575-2879 if located outside the U.S. and Canada.

Item 1A. Risk Factors
Risks Related to Our Portfolio and Our Business
Adverse economic, market, and real estate conditions may adversely affect our financial condition, operating results, and cash flows.
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

Recent significant increases in inflation and interest rates could adversely affect us and our tenants.
Inflation has significantly increased over the last two years and may continue to be elevated or increase further. The efforts of the Federal Reserve to combat inflation have led to significant increases in interest rates. These increases have resulted in higher operating and incremental borrowing costs for us and our tenants. Although the terms of our leases, the duration of our indebtedness, and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases, the degree and pace of these changes have had and may continue to have impacts on our business, including as a result of a potential economic recession, which may lead to higher levels of unemployment and decreases in consumer confidence and/or discretionary spending.

Public health crises, such as the COVID-19 pandemic, could materially and adversely affect our financial condition, operating results, and cash flows.
A future public health crisis, such as the one experienced during the COVID-19 pandemic, could have repercussions across domestic and global economies and financial markets. Government responses to such crises, including quarantines, may force our tenants to temporarily close stores, reduce hours, or significantly limit service which may result in significant economic contractions and a dramatic increase in national unemployment. The direct and indirect impacts of these crises could adversely affect our financial condition, operating results, and cash flows.

We may be required to make rent or other concessions and/or incur significant capital expenditures to retain existing tenants or attract new tenants.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers, and e-commerce, which compete with our Portfolio in attracting and retaining retailers. As of December 31, 2022, leases are scheduled to expire in our Portfolio on a total of approximately 8.6% of leased GLA during 2023. We may not be able to renew or promptly re-lease expiring space and even if we do renew or re-lease such space, future rental rates may be lower than current rates and other terms may not be as favorable. In addition, we may be required to incur significant capital expenditures in order to retain existing tenants or attract new tenants. In these situations, our financial condition, operating results, and cash flows could be adversely impacted.

Our active value-enhancing reinvestment program subjects us to risks that could adversely affect our financial condition, operating results, and cash flows.
In order to maintain the attractiveness of our Portfolio to retailers and consumers, we actively reinvest in our assets in the form of repositioning and redevelopments projects. In addition to the risks associated with real estate investments in general, as described elsewhere, the risks associated with repositioning and redevelopment projects include: (1) delays or failures in obtaining necessary zoning, occupancy, land use, and other governmental permits; (2) abandonment of projects after expending resources to pursue such opportunities; (3) cost overruns; (4) construction delays; and (5) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all. If we fail to reinvest in our Portfolio or maintain its attractiveness to retailers and consumers, if our capital improvements are not successful, or if retailers and consumers perceive that shopping at other venues (including e-commerce) is more convenient, cost-effective, or otherwise more compelling, our financial condition, operating results, and cash flows could be adversely impacted.

Significant retailer distress across our Portfolio could adversely affect our financial condition, operating results, and cash flows.
Our income is substantially comprised of rental income from tenants in our Portfolio. Our income would be adversely affected if a significant number of our tenants failed to make rental payments when due as a result of either operating challenges or disruptions in credit markets that adversely affect the ability of our tenants to obtain financing on favorable terms or at all. If our tenants are unable to meet their rental obligations, renew leases, or enter into new leases with us, our financial condition, operating results, and cash flows could be adversely impacted.

In certain circumstances, a tenant may have a right to terminate their lease. For example, a failure by an anchor tenant to occupy their leased premises could potentially trigger lease termination rights or reductions in rent due from certain other tenants in that shopping center. In the event of such lease terminations, we cannot be certain that we will be able to re-lease space on similar or economically advantageous terms. The loss of rental income from a significant number of tenants and difficulty in replacing such tenants could adversely affect our financial condition, operating results, and cash flows.

We may be unable to collect outstanding balances and/or future contractual rents due from tenants that file for bankruptcy protection.
When a tenant files for bankruptcy protection, we may not be able to collect amounts owed to us by that party prior to the bankruptcy filing. In addition, after filing for bankruptcy protection, a tenant may terminate any or all of its leases with us, which would result in a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us over the remainder of the lease term. In these situations, we cannot be certain that we will be able to re-lease such space on similar or economically advantageous terms, which could adversely affect our financial condition, operating results, and cash flows.

Our expenses may remain constant or increase, even if income from our Portfolio decreases.
Costs associated with our business, such as common area expenses, utilities, insurance, real estate taxes, and corporate expenses, are relatively inflexible and generally do not decrease due to vacancy, decreasing rental rates, rent collection issues, or other circumstances that may cause our revenues to decrease. In addition, inflation has and could continue to result in higher operating costs. If we are unable to lower our operating costs when revenues decline and/or are unable to fully pass along cost increases to our tenants, our financial condition, operating results, and cash flows could be adversely impacted.

Our real estate investments are relatively illiquid and we may not be able to dispose of assets in a timely manner, on favorable terms, or at all.
Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. We may be required to expend funds to correct defects or to make capital improvements before a property can be sold and we cannot be certain that we will have the funds available to make such capital improvements; therefore, we may be unable to sell a property on favorable terms or at all. In addition, the ability to sell assets in our Portfolio may also be restricted by certain covenants in our debt agreements, such as the credit agreement governing our Unsecured Credit Facility. As a result, we may be unable to realize our investment objectives through dispositions, which could adversely affect our financial condition, operating results, and cash flows.

Our real estate assets may be subject to impairment charges.
We periodically assess whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of our real estate assets (including any related intangible assets or liabilities) may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, are less than the carrying value of the property. Impairment charges have an immediate direct impact on our earnings. We have taken impairment charges on certain of our assets in the past and there can be no assurance that we will not take additional charges in the future. Any future impairment could have an adverse effect on our operating results in the period in which the charge is recognized.

We face competition in pursuing acquisition opportunities, which could increase the cost of such acquisitions and/or limit our ability to grow. To the extent that we are able to complete acquisitions, we may not be able to generate expected returns or successfully integrate such acquisitions into our existing operations.
We continue to evaluate the market for potential acquisitions and we may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully integrate, operate, reposition, or redevelop such properties is subject to several risks. We may be unable to acquire desired properties because of competition from other real estate investors, including from other well-capitalized REITs and institutional investment funds. Even if we are able to acquire desired properties, competition from such investors may significantly increase the price we must pay. In certain circumstances, we may abandon acquisition activities after expending significant resources to pursue such opportunities. Once we acquire new properties, these properties may not yield expected returns for several reasons, including: (1) failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all; (2) inability to successfully integrate new properties into existing operations; and (3) fluctuations in the general economy, including due to the time lag between signing definitive documentation to acquire a new property and the closing of the acquisition. If any of these events occur, our financial condition, operating results, and cash flows could be adversely impacted.

We utilize a significant amount of indebtedness in the operation of our business. Required debt service payments and other risks related to our debt financing could adversely affect our financial condition, operating results, and cash flows.
As of December 31, 2022, we had approximately $5.0 billion aggregate principal amount of indebtedness outstanding. Our indebtedness could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments, reducing the cash flow available to fund our business, pay dividends, including those necessary to maintain our REIT qualification, or use for other purposes; (2) increase our vulnerability to an economic downturn or various competitive pressures, as debt payments are not reduced if the economic performance of any property, or the Portfolio as a whole, deteriorates; and (3) limit our flexibility to respond to changing business and economic conditions. In addition, non-compliance with the terms of our debt agreements could result in the acceleration of a significant amount of indebtedness and could materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing on favorable terms or at all. Any of these outcomes could adversely affect our financial condition, operating results, and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, and an increase in our debt service obligations may adversely affect our financial condition, operating results, and cash flows.
During 2022, interest rates increased significantly and may further increase in the future. As of December 31, 2022, $300.0 million of borrowings under our Term Loan Facility and $125.0 million of borrowings under our Revolving Facility bear interest at variable rates. In addition, we had $1.1 billion of available liquidity under our Revolving Facility and a $200.0 million delayed draw available under the Term Loan Facility, both of which would bear interest at variable rates upon borrowing. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income and cash flows correspondingly decrease. In order to partially mitigate our exposure to interest rate risk, we have entered into interest rate swap agreements on $300.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap agreements, a 100 basis point increase in interest rates would result in a $1.3 million increase in annual interest expense.

We may be unable to obtain additional capital through the debt and equity markets on favorable terms or at all.
As a REIT, we must annually distribute at least 90% of our REIT taxable income to our stockholders. As a result, we depend on internally generated free cash flow, proceeds from asset sales, and capital raises in the debt and equity markets to fund our business. Our access to external capital depends upon several factors, including general market conditions, our current and potential future earnings, the market’s perception of our growth potential, our liquidity and leverage ratios, and our cash distributions. Additionally, interest rates have increased significantly during 2022 and may increase in the future. Increased interest rates negatively affect our ability to efficiently refinance our outstanding debt. Consequently, we cannot provide assurance that we will be able to access the debt and equity capital markets on favorable terms or at all. Our inability to obtain debt or equity capital could result in the disruption of our ability to: (1) operate, maintain or reinvest in our Portfolio; (2) repay or refinance our indebtedness on or before maturity; (3) acquire new properties; or (4) dispose of some of our assets on favorable terms due to an immediate need for capital. As a result, our financial condition, operating results, and cash flows be adversely impacted.

Adverse changes in our credit rating could affect our borrowing ability and the terms of existing or new financing.
Our creditworthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry. Our credit rating can affect our ability to access debt capital, as well as the terms of certain existing and potential future debt financings. Since we depend on debt financing to fund our business, an adverse change in our credit rating, including changes in our credit outlook, or even the initiation of a review of our credit rating that could result in an adverse change, could adversely affect our financial condition, operating results, and cash flows.

Covenants in our debt agreements could, under certain circumstances, result in an acceleration of our indebtedness.
Our debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur secured and unsecured debt. A breach of any of these covenants, if not cured within any applicable cure period, could result in a default and acceleration of certain of our indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay or refinance such indebtedness on favorable terms, or at all, which could adversely affect our financial condition, operating results, and cash flows.

An uninsured property loss or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or revenue associated with those properties.
We carry comprehensive liability, fire, extended coverage, business interruption, and acts of terrorism insurance with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from hurricanes, tornadoes, floods, earthquakes, terrorism, or wars, where coverages are limited or deductibles may be higher. In addition, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents on the properties (including without limitation any environmental contamination), and to obtain liability and property damage insurance policies at the tenant’s expense, kept in full force during the term of the lease. However, tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of an insured loss that is subject to a substantial deductible, we could lose all or part of the capital invested in, and anticipated revenue from, one or more properties, which could adversely affect our financial condition, operating results, and cash flows.

Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs.
We are subject to federal, state, and local environmental regulations that apply generally to the ownership of, and the operations conducted on, real property. Under various federal, state, and local laws, ordinances, and regulations, we may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in our properties or disposed of by us or our tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not we knew of, or were responsible for, the presence of these hazardous or toxic substances. As is the case with many community and neighborhood shopping centers, many of our properties had or have on-site dry cleaners and/or on-site gas stations, the prior or current use of which could potentially increase our environmental liability exposure. The costs of investigation and removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to lease such property, to borrow funds using such property as collateral, or to dispose of such property.

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

Finally, we can provide no assurance that we are aware of all potential environmental liabilities or that the environmental studies performed by us have identified or will identify all material environmental conditions that may exist with respect to any of the properties in our Portfolio; that any previous owner, occupant, or tenant did not create any material environmental condition unknown to us; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; or that changes in environmental laws and regulations will not result in additional environmental liabilities to us.

Further information relating to recognition of remediation obligations in accordance with GAAP is discussed under the heading “Environmental matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report.

Compliance with the Americans with Disabilities Act, fire, safety, environmental, and other regulations may require us to make expenditures that could adversely affect our financial condition, operating results, and cash flows.
All of the properties in our Portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements may necessitate the removal of access barriers and non-compliance could result in the imposition of fines by the U.S. government, awards of damages to private litigants, or both. We are continually assessing our Portfolio to determine our compliance with the current requirements of the ADA. We are required to comply with the ADA within the common areas of our Portfolio and we may not be able to pass on to our tenants the costs necessary to remediate any common area ADA issues, which could adversely affect our financial condition, operating results, and cash flows. In addition, we are required to operate the properties in compliance with fire, safety, and environmental regulations, building codes, and other regulations, as they may be adopted by governmental bodies and become applicable to our Portfolio. As a result, we may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop properties subject to, those requirements. Further, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require us to make additional capital expenditures. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. These requirements could increase the costs of maintaining or improving the properties in our Portfolio and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent, which could adversely affect our financial condition, operating results, and cash flows.

We and our tenants face risks relating to cybersecurity attacks that could cause the loss of confidential information or other business disruptions.
We rely extensively on computer systems to operate and manage our business and process transactions, and as a result, our business is at risk from, and may be impacted by, cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and/or computer systems. Attacks may be undertaken by individuals or may be highly organized attempts by very sophisticated organizations. We employ a variety of measures to prevent, detect, and mitigate these threats, which include password protection, frequent mandatory password change events, multi-factor authentication, mandatory employee trainings, firewall detection systems, frequent backups, a redundant data system for core applications, and annual penetration testing; however, there is no guarantee that such efforts will be successful in preventing or mitigating a cybersecurity attack. A cybersecurity attack, such as a ransomware attack, could compromise the confidential information, including the personally identifiable information, of our employees, tenants, and vendors, disrupt the proper functioning of our networks, result in misstated financial reports or covenants under various financing agreements, and/or missed reporting deadlines, prevent us from properly monitoring our REIT qualification, result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space, or require significant management attention and resources to remedy any damages that result. A successful attack could also damage our reputation and result in significant remediation costs and potential litigation. Similarly, our tenants rely extensively on computer systems to process transactions and manage their businesses and thus are also at risk from, and may be impacted by, cybersecurity attacks. A cybersecurity attack experienced by us or one of our tenants that results in an interruption in business operations and/or a deterioration in reputation could adversely affect our financial condition, operating results, and cash flows. As of December 31, 2022, we have not had any material incidences involving cybersecurity attacks.

The direct and indirect impact on us and our tenants from severe weather, flooding, and other effects of climate change, and the economic and reputational impacts of the transition to non-carbon based energy, could adversely affect our financial condition, operating results, and cash flows.
Our properties have been and may in the future be adversely impacted by flooding, wildfires, high winds and other effects of severe weather conditions that may be caused or exacerbated by climate change. These events can result in property closures, property damage, and delays in value-enhancing reinvestment stabilizations, and may adversely impact the operations of our tenants. Even if these events do not directly impact our properties, they have impacted and may continue to impact us and our tenants through increases in insurance, energy or other costs. In addition, the ongoing transition to non-carbon based energy presents certain risks for us and our tenants, including risks related to high energy costs and energy shortages, among other things. Changes in laws or regulations, including federal, state, or local laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our properties.

Risks Related to Our Organization and Structure
BPG’s board of directors may change significant corporate policies without stockholder approval.
BPG’s investment, financing, and dividend policies and our policies with respect to all other business activities, including strategy and operations, will be determined by BPG’s board of directors. These policies may be amended or revised at any time and from time to time at the discretion of BPG’s board of directors without a vote of our stockholders. BPG’s charter also provides that BPG’s board of directors may revoke or otherwise terminate our REIT election without the approval of BPG’s stockholders if it determines that it is no longer in BPG’s best interests to continue to qualify as a REIT. In addition, BPG’s board of directors may change BPG’s policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements. A change in any of these policies could have an adverse effect on our financial condition, operating results, and cash flows.

BPG’s board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.
BPG’s charter permits its board of directors to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and establish the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, BPG’s board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions that could have the effect of discouraging an unsolicited acquisition of us or a change of our control in which holders of some or a majority of BPG’s outstanding common stock may receive a premium for their shares over the then-current market price of our common stock.

The rights of BPG and BPG's stockholders to take action against BPG’s directors and officers are limited.
BPG’s charter eliminates the liability of BPG’s directors and officers to us and BPG’s stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law and BPG’s charter, BPG’s directors and officers do not have any liability to BPG or BPG’s stockholders for money damages other than liability resulting from:

•the actual receipt of an improper benefit or profit in money, property, or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

BPG’s charter authorizes, and BPG’s bylaws require, BPG to indemnify each of BPG’s directors and officers who is made a party to or witness in a proceeding by reason of his or her service in those capacities (or in a similar capacity at another entity at the request of BPG), to the maximum extent permitted under Maryland law, from and against any claim or liability to which such person may become subject by reason of his or her status as a present or former director or officer of BPG. In addition, BPG may be obligated to pay or reimburse the expenses incurred by BPG’s present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, BPG and BPG’s stockholders may have more limited rights to recover money damages from BPG’s directors and officers than might otherwise exist absent these provisions in BPG’s charter and bylaws or that might exist with other companies, which could limit the recourse of stockholders.

BPG’s charter contains a provision that expressly permits BPG’s non-employee directors to compete with us.
BPG’s charter provides that, to the maximum extent permitted under Maryland law, BPG renounces any interest or expectancy that BPG has in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by BPG’s directors or their affiliates, other than to those directors who are employed by BPG or BPG’s subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as a director. Non-employee directors or any of their affiliates will not have any duty to communicate or offer such transaction or business opportunity to us or to refrain from engaging, directly or indirectly, in the same or similar business activities or lines of business in which we or our affiliates engage or propose to engage. These provisions may deprive us of opportunities which we may have otherwise wanted to pursue.

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

If BPG fails to qualify as a REIT in any taxable year and BPG is not entitled to relief under applicable statutory provisions:

•BPG would be taxed as a non-REIT “C” corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on its taxable income at regular corporate income tax rates, which would reduce BPG’s cash flows and funds available for distribution to stockholders; and
•BPG would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

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
In order to qualify as a REIT, BPG must satisfy various requirements relating to the types of assets it holds and the nature of its income. In order to satisfy these technical requirements, BPG may be required to liquidate from its portfolio, or contribute to a taxable REIT subsidiary, otherwise attractive investments in order to maintain its qualification as a REIT. These actions could reduce BPG’s income and amounts available for distribution to its stockholders.

In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.”  Prohibited transactions generally include sales of assets, other than foreclosure property, that constitute inventory or other property held for sale to customers in the ordinary course of business. Although BPG does not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with BPG’s characterization of its properties or that BPG will be able to make use of the otherwise available safe harbors. The resulting 100% tax could affect BPG’s decisions to sell certain properties if it believes such sales could be treated as prohibited transactions. However, BPG would not be subject to this tax if it were to sell such assets through a taxable REIT subsidiary, instead incurring tax on the asset sale at regular corporate tax rates.

BPG’s charter does not permit any person to own more than 9.8% of BPG’s outstanding common stock or of BPG’s outstanding stock of all classes or series, and attempts to acquire BPG’s common stock or BPG’s stock of all classes or series in excess of these limits would not be effective without an exemption from these limits by BPG’s board of directors.
For BPG to qualify as a REIT under the Code, not more than 50% of the value of BPG’s outstanding stock may be owned directly or indirectly by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting BPG’s qualification as a REIT for U.S. federal income tax purposes, among other purposes, BPG’s charter prohibits beneficial or constructive ownership by any individual of more than a certain percentage, currently 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of BPG’s common stock or 9.8% in value of the outstanding shares of BPG’s capital stock, which BPG refers to as the “ownership limit.” The constructive ownership rules under the Code and BPG’s charter are complex and may cause shares of the outstanding common stock owned by a group of related individuals to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.8% of BPG’s outstanding common stock or BPG’s capital stock by an individual could cause the individual to own constructively in excess of 9.8% of BPG’s outstanding common stock or BPG’s capital stock, respectively, and thus violate the ownership limit. Any attempt to own or transfer shares of BPG’s stock in excess of the ownership limit without an exemption from BPG’s board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust or the original transfer being void, and the individual who attempted to acquire such excess shares will not have any rights in such excess shares. In addition, there can be no assurance that BPG’s board of directors, as permitted in the charter, will not decrease this ownership limit in the future.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2022, our Portfolio was comprised of 373 shopping centers totaling approximately 66 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 CBSAs in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2022, our three largest tenants by ABR were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc.

The following table summarizes our top 20 tenants by ABR, as of December 31, 2022 (dollars in thousands, except for PSF amounts):

Retailer	Owned Leases	Leased GLA	Percent of GLA	ABR	ABR PSF(1)	Percent of ABR
The TJX Companies, Inc.	87	2,595,054	3.9%	$31,808	$12.26	3.4%
The Kroger Co.	44	2,993,862	4.5%	22,648	7.56	2.4%
Burlington Stores, Inc.	36	1,567,993	2.4%	17,989	11.47	1.9%
Dollar Tree Stores, Inc.	121	1,405,068	2.1%	15,945	11.35	1.7%
Publix Super Markets, Inc.	31	1,431,891	2.2%	14,552	10.16	1.5%
Ross Stores, Inc	39	1,017,273	1.5%	12,850	12.63	1.4%
L.A Fitness International, LLC	14	566,362	0.9%	10,994	19.41	1.2%
Ahold Delhaize	18	981,884	1.5%	10,676	10.87	1.1%
Amazon.com, Inc. / Whole Foods Market Services, Inc.	15	567,970	0.9%	9,930	17.48	1.1%
Albertson's Companies, Inc	14	750,202	1.1%	9,638	12.85	1.0%
PetSmart, Inc.	27	594,706	0.9%	9,483	15.95	1.0%
Kohl's Corporation	14	1,095,329	1.7%	8,896	8.12	0.9%
Five Below, Inc.	49	445,679	0.7%	8,666	19.44	0.9%
Ulta Beauty, Inc.	32	356,831	0.5%	8,346	23.39	0.9%
PETCO Animal Supplies, Inc.	34	463,715	0.7%	8,080	17.42	0.9%
Big Lots, Inc.	32	1,035,469	1.6%	7,845	7.58	0.8%
Party City Holdco Inc.	28	410,595	0.6%	6,293	15.33	0.7%
The Michaels Companies, Inc.	21	472,884	0.7%	6,169	13.05	0.7%
Staples, Inc.	21	442,469	0.7%	5,373	12.14	0.6%
Bed Bath & Beyond, Inc.	19	479,461	0.7%	5,324	11.10	0.6%
TOP 20 RETAILERS	696	19,674,697	29.8%	$231,505	$11.77	24.7%
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes the geographic diversity of our Portfolio by state, ranked by ABR, as of December 31, 2022 (dollars in thousands, expect for PSF amounts):

	State	Number of Properties	GLA	Percent Billed	Percent Leased	ABR	ABR PSF(1)	Percent of Number of Properties	Percent of GLA	Percent of ABR
1	Florida	49	8,404,624	92.6%	95.7%	$128,520	$16.31	13.0%	12.8%	13.5%
2	California	28	5,248,351	92.2%	96.1%	107,776	22.88	7.5%	8.0%	11.4%
3	Texas	48	7,288,897	89.9%	92.3%	106,127	16.25	12.9%	11.0%	11.2%
4	New York	27	3,463,005	92.9%	95.9%	68,652	21.09	7.2%	5.2%	7.3%
5	Pennsylvania	25	4,555,884	90.8%	95.5%	67,212	18.92	6.7%	6.9%	7.1%
6	Illinois	17	4,322,356	84.6%	86.8%	53,124	14.70	4.6%	6.5%	5.6%
7	New Jersey	16	2,821,968	87.9%	96.9%	46,153	17.91	4.3%	4.3%	4.9%
8	Georgia	27	3,786,901	89.1%	94.7%	45,585	13.09	7.2%	5.7%	4.8%
9	North Carolina	15	3,317,924	93.3%	96.7%	40,689	13.34	4.0%	5.0%	4.3%
10	Michigan	15	2,803,004	90.0%	92.5%	35,033	14.14	4.0%	4.2%	3.7%
11	Ohio	13	2,872,779	87.9%	92.1%	34,781	15.36	3.5%	4.4%	3.7%
12	Connecticut	10	1,673,845	83.9%	89.6%	23,628	15.84	2.7%	2.5%	2.5%
13	Tennessee	7	1,791,013	96.8%	97.0%	22,991	13.56	1.9%	2.7%	2.4%
14	Colorado	7	1,593,917	93.0%	95.8%	22,524	15.67	1.9%	2.4%	2.4%
15	Massachusetts	10	1,507,803	91.4%	95.8%	19,818	15.46	2.7%	2.3%	2.1%
16	Kentucky	7	1,683,212	92.7%	95.2%	18,808	13.01	1.9%	2.6%	2.0%
17	South Carolina	8	1,441,400	83.5%	89.1%	17,961	14.28	2.1%	2.2%	1.9%
18	Minnesota	9	1,269,831	88.5%	88.8%	16,236	15.71	2.4%	1.9%	1.7%
19	Indiana	5	1,212,380	93.4%	96.2%	14,186	12.27	1.3%	1.8%	1.5%
20	Virginia	6	826,116	91.1%	93.7%	10,565	14.81	1.6%	1.3%	1.1%
21	New Hampshire	5	670,250	88.6%	95.3%	9,034	14.75	1.3%	1.0%	1.0%
22	Wisconsin	4	566,588	86.3%	92.0%	6,287	12.07	1.1%	0.9%	0.7%
23	Maryland	2	371,904	98.4%	99.2%	6,252	17.31	0.5%	0.6%	0.7%
24	Missouri	4	495,523	90.1%	91.7%	4,613	10.22	1.1%	0.8%	0.5%
25	Alabama	1	410,401	82.9%	85.8%	4,369	12.70	0.3%	0.6%	0.5%
26	Kansas	2	376,599	95.5%	96.0%	3,667	13.05	0.5%	0.6%	0.4%
27	Oklahoma	1	193,276	100.0%	100.0%	2,081	10.77	0.3%	0.3%	0.2%
28	Vermont	1	223,314	90.0%	90.0%	1,934	9.63	0.3%	0.3%	0.2%
29	Maine	1	287,533	95.5%	95.5%	1,875	17.65	0.3%	0.4%	0.2%
30	Arizona	1	165,350	67.1%	79.3%	1,825	13.92	0.3%	0.3%	0.2%
31	Iowa	1	269,705	70.3%	73.9%	1,657	8.32	0.3%	0.4%	0.2%
32	West Virginia	1	75,344	8.4%	44.8%	527	15.61	0.3%	0.1%	0.1%
TOTAL		373	65,990,997	90.2%	93.8%	$944,490	$16.19	100.0%	100.0%	100.0%
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes certain information for our Portfolio by unit size, as of December 31, 2022 (dollars in thousands, expect for PSF amounts):

	Number of Units	GLA	Percent of GLA	Percent Billed	Percent Leased	ABR	ABR PSF(1)	Percent of ABR
≥ 35,000 SF	420	23,857,818	36.1%	94.8%	96.0%	$223,991	$11.05	23.7%
20,000 – 34,999 SF	493	12,852,347	19.5%	91.9%	96.7%	145,043	11.78	15.4%
10,000 – 19,999 SF	617	8,419,454	12.8%	89.5%	94.4%	118,199	15.23	12.5%
5,000 – 9,999 SF	1,110	7,657,600	11.6%	85.2%	91.2%	134,374	19.97	14.2%
< 5,000 SF	6,189	13,203,778	20.0%	83.6%	88.1%	322,883	28.67	34.2%
TOTAL	8,829	65,990,997	100.0%	90.2%	93.8%	$944,490	$16.19	100.0%

TOTAL ≥ 10,000 SF	1,530	45,129,619	68.4%	93.0%	95.9%	$487,233	$12.07	51.6%
TOTAL < 10,000 SF	7,299	20,861,378	31.6%	84.2%	89.2%	457,257	25.42	48.4%
(1)     ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next 10 calendar years and thereafter, assuming no exercise of renewal options and including the GLA of lessee-owned leasehold improvements, as of December 31, 2022:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR PSF	ABR PSF at Expiration
M-M	286	795,878	1.3%	1.3%	$15.46	$15.46
2023	1,040	5,349,850	8.6%	8.0%	14.17	14.17
2024	1,156	8,095,888	13.1%	12.3%	14.35	14.46
2025	1,046	7,789,912	12.6%	12.1%	14.70	14.90
2026	917	7,202,285	11.6%	11.6%	15.26	15.66
2027	999	8,364,079	13.5%	13.5%	15.27	15.86
2028	614	5,297,992	8.6%	8.7%	15.44	16.83
2029	401	4,112,264	6.6%	6.6%	15.10	16.68
2030	313	2,985,609	4.8%	4.9%	15.63	17.35
2031	271	2,619,116	4.2%	4.5%	16.12	18.30
2032	368	3,132,994	5.1%	5.8%	17.34	19.58
2033+	521	6,152,271	10.0%	10.7%	16.41	19.26

More specific information with respect to each of our properties is set forth in Exhibit 99.1, which is incorporated herein by reference.

Leases
Our anchor tenants generally have leases with original terms ranging from 10 to 20 years and may or may not have renewal options for one or more additional periods. Smaller tenants typically have leases with original terms ranging from five to 10 years and may or may not have renewal options for one or more additional periods. Leases in our Portfolio generally provide for the payment of fixed monthly base rent. Certain leases also provide for the payment of additional rent based upon a percentage of the tenant’s gross sales above a predetermined threshold. Leases also generally provide for contractual increases in base rent over both the original lease term and any renewal option periods and the reimbursement of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties.

The foregoing general description of the characteristics of the leases of our Portfolio is not intended to describe all leases, and material variations in lease terms may exist.

Insurance
We have a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance for the properties in our Portfolio. We formed Incap as part of our overall risk management program to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements.

We also maintain commercial liability, fire, extended coverage, earthquake, business interruption, and rental loss insurance covering all of the properties in our Portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, industry practice, and the nature of the shopping centers in our Portfolio. In addition, tenants are generally required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents at the properties (including without limitation any environmental contamination), and to obtain liability and property damage insurance policies at the tenant’s expense, kept in full force during the term of the lease. In the opinion of our management, all of the properties in our Portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses, such as losses from war. See “Risk Factors – Risks Related to Our Portfolio and Our Business – An uninsured loss on properties or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties.”

Item 3. Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BPG’s common stock trades on the New York Stock Exchange under the trading symbol “BRX.” As of February 1, 2023, the number of holders of record of BPG’s common stock was 626. This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

BPG’s future distributions will be at the sole discretion of BPG’s board of directors. When determining the amount of future distributions, we expect that BPG’s board of directors will consider, among other factors; (1) the amount of cash generated from our operating activities; (2) the amount of cash required for leasing and maintenance capital expenditures; (3) the amount of cash required for debt repayments, reinvestment activity, net acquisitions, and share repurchases; (4) the amount of cash required to be distributed to maintain BPG’s status as a REIT and to reduce any income and excise taxes that BPG otherwise would be required to pay; (5) any limitations on our distributions contained in our financing agreements, including, without limitation, in our Unsecured Credit Facility; (6) the sufficiency of legally-available assets; and (7) our ability to continue to access external sources of capital.

To the extent BPG is prevented, by provisions in our financing agreements or otherwise, from distributing 100% of BPG’s REIT taxable income, or otherwise does not distribute 100% of BPG’s REIT taxable income, BPG will be subject to income tax, and potentially excise tax, on the retained amounts. If our operations do not generate sufficient cash flow to allow BPG to satisfy the REIT distribution requirements, we may be required to fund distributions with working capital, additional indebtedness, or asset sales, or we may be required to reduce such distributions or make such distributions, in whole or in part, payable in shares of BPG’s stock. See Item 1A. “Risk Factors” for information regarding risk factors that could adversely affect our financial condition, operating results, and cash flows.

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income or capital gain income. Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital. Non-taxable return of capital distributions, to the extent that they do not exceed the stockholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the stockholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and in excess of the stockholder’s adjusted tax basis in its common shares, the distributions will be treated as capital gains from the sale of common shares. For the taxable year ended December 31, 2022, 100.0% of the Company’s distributions to stockholders constituted taxable ordinary income. For the taxable year ended December 31, 2021, 91.8% of the Company’s distributions to stockholders constituted taxable ordinary income and 8.2% constituted a return of capital.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from December 31, 2017 through December 31, 2022, the cumulative total return of BPG’s common stock with the cumulative total return of the S&P 500 Index and the FTSE Nareit Equity Shopping Centers Index. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.
Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities
On November 1, 2022, we established a new share repurchase program (the “Repurchase Program”) for up to $400.0 million of our common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by our board of directors. The Repurchase Program replaced our prior share repurchase program, which was scheduled to expire on January 9, 2023. During the three months and year ended December 31, 2022, we did not repurchase any shares of common stock. As of December 31, 2022, the Repurchase Program had $400.0 million of available repurchase capacity.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed corporation that has elected to be taxed as a real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2022, our portfolio was comprised of 373 shopping centers (the “Portfolio”) totaling approximately 66 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2022, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Burlington Stores, Inc. (“Burlington”). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2022, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities, and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by our purpose-driven Corporate Responsibility (“CR”) strategy and our commitment to environmental, social, and governance (“ESG”) issues.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia and San Diego, as well as our 12 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefiting from the regional and local expertise of our leasing and operations teams.

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

Our ability to maintain or increase rental income is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases, and/or lease available space. Increases in our property operating expenses, including repairs and maintenance, landscaping, snow removal, security, ground rent related to properties for which we are the lessee, utilities, insurance, real estate taxes, and various other costs, to the extent they are not reimbursed by tenants or offset by increases in rental income, will adversely impact our overall performance. See “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K for additional information regarding risk factors that could affect our financial condition, operating results, and cash flows.

Leasing Highlights
As of December 31, 2022, billed and leased occupancy were 90.2% and 93.8%, respectively, compared to 88.7% and 92.0%, respectively, as of December 31, 2021.

The following table summarizes our executed leasing activity for the years ended December 31, 2022 and 2021 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Year Ended December 31, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,614	10,572,727	$16.47	$4.71	$2.05	12.7%
New and renewal leases	1,403	7,095,235	18.31	7.02	3.06	16.0%
New leases	613	3,256,527	19.08	13.05	6.57	37.0%
Renewal leases	790	3,838,708	17.66	1.91	0.08	11.1%
Option leases	211	3,477,492	12.72	—	—	6.7%

For the Year Ended December 31, 2021
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,641	10,041,399	$16.05	$4.08	$1.84	10.1%
New and renewal leases	1,478	6,817,114	18.42	6.01	2.71	11.4%
New leases	639	3,055,371	18.66	12.14	5.92	27.6%
Renewal leases	839	3,761,743	18.22	1.03	0.10	6.3%
Option leases	163	3,224,285	11.04	—	—	7.1%
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

Acquisition Activity
•During the year ended December 31, 2022, we acquired seven shopping centers, one outparcel, and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $409.7 million, including transaction costs and closing credits.

•During the year ended December 31, 2021, we acquired six shopping centers, one outparcel, and two land parcels for an aggregate purchase price of $258.8 million, including transaction costs and closing credits.

Disposition Activity
•During the year ended December 31, 2022, we disposed of 16 shopping centers and 10 partial shopping centers for aggregate net proceeds of $277.0 million resulting in aggregate gain of $109.2 million and aggregate impairment of $5.7 million. In addition, during the year ended December 31, 2022, we resolved contingencies related to previously disposed assets and had land at one shopping center seized through eminent domain for aggregate net proceeds of $2.8 million, resulting in aggregate gain of $2.4 million.

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

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
Revenues (in thousands)

	Year Ended December 31,
	2022	2021	$ Change
Revenues
Rental income	$1,217,362	$1,146,304	$71,058
Other revenues	712	5,970	(5,258)
Total revenues	$1,218,074	$1,152,274	$65,800

Rental income
The increase in rental income for the year ended December 31, 2022 of $71.1 million, compared to the corresponding period in 2021, was due to a $55.9 million increase for assets owned for the full period and a $15.1 million increase in rental income due to net transaction activity. The increase for assets owned for the full period was due to (i) a $33.6 million increase in base rent; (ii) a $12.1 million increase in expense reimbursements; (iii) a $7.9 million increase in straight-line rental income, net; (iv) a $4.5 million increase in ancillary and other rental income; (v) a $3.1 million increase in percentage rents; and (vi) a $2.6 million increase associated with revenues deemed uncollectible; partially offset by (vii) a $5.5 million decrease in lease termination fees; and (viii) a $2.4 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant improvements. The $33.6 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 12.7% during the year ended December 31, 2022 and 10.1% during the year ended December 31, 2021, an increase in weighted average billed occupancy, and a decrease in rent deferrals accounted for as lease modifications and rent abatements related to COVID-19. The $12.1 million increase in expense reimbursements was primarily attributable to increases in billed occupancy, reimbursable operating expenses, and real estate taxes.

Other revenues
The decrease in other revenues for the year ended December 31, 2022 of $5.3 million, compared to the corresponding period in 2021, was primarily due to a decrease in tax increment financing income.

Operating Expenses (in thousands)

	Year Ended December 31,
	2022	2021	$ Change
Operating expenses
Operating costs	$141,408	$132,042	$9,366
Real estate taxes	170,383	165,746	4,637
Depreciation and amortization	344,731	327,152	17,579
Impairment of real estate assets	5,724	1,898	3,826
General and administrative	117,225	105,454	11,771
Total operating expenses	$779,471	$732,292	$47,179

Operating costs
The increase in operating costs for the year ended December 31, 2022 of $9.4 million, compared to the corresponding period in 2021, was due to a $7.7 million increase for assets owned for the full period primarily due to increases in repairs and maintenance, utilities, and insurance costs, in addition to a $1.7 million increase in operating costs due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the year ended December 31, 2022 of $4.6 million, compared to the corresponding period in 2021, was primarily due to a $2.7 million increase due to net transaction activity and a $1.9 million increase for assets owned for the full period, primarily due to an increase in current year assessments.

Depreciation and amortization
The increase in depreciation and amortization for the year ended December 31, 2022 of $17.6 million, compared to the corresponding period in 2021, was primarily due to a $14.9 million increase attributable to net transaction activity, and a $2.7 million increase for assets owned for the full period, primarily due to capital expenditures, partially offset by accelerated depreciation and amortization related to tenant move-outs.

Impairment of real estate assets
During the year ended December 31, 2022, aggregate impairment of $5.7 million was recognized on two shopping centers and one partial shopping center as a result of disposition activity. During the year ended December 31, 2021, aggregate impairment of $1.9 million was recognized on two shopping centers as a result of disposition activity.

General and administrative
The increase in general and administrative costs for the year ended December 31, 2022 of $11.8 million, compared to the corresponding period in 2021, was primarily due to an increase in net compensation costs, marketing expenses, and travel and entertainment costs, partially offset by decreases in litigation and other non-routine legal, professional, office, and other expenses.

During the years ended December 31, 2022 and 2021, construction compensation costs of $17.5 million and $16.6 million, respectively, were capitalized to building and improvements and leasing legal costs of $4.1 million and $2.5 million, respectively, and leasing commission costs of $7.9 million and $6.8 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2022	2021	$ Change
Other income (expense)
Dividends and interest	$314	$299	$15
Interest expense	(192,427)	(194,776)	2,349
Gain on sale of real estate assets	111,563	73,092	38,471
Loss on extinguishment of debt, net	(221)	(28,345)	28,124
Other	(3,639)	(65)	(3,574)
Total other expense	$(84,410)	$(149,795)	$65,385

Dividends and interest
Dividends and interest remained generally consistent for the year ended December 31, 2022 compared to the corresponding period in 2021.

Interest expense
The decrease in interest expense for the year ended December 31, 2022 of $2.3 million, compared to the corresponding period in 2021, was primarily due to lower overall debt obligations, partially offset by a higher weighted average interest rate.

Gain on sale of real estate assets
During the year ended December 31, 2022, we disposed of 14 shopping centers and nine partial shopping centers that resulted in aggregate gain of $109.2 million. In addition, during the year ended December 31, 2022, we resolved contingencies related to previously disposed assets and had land at one shopping center seized through eminent domain resulting in aggregate net proceeds of $2.8 million, resulting in aggregate gain of $2.4 million. During the year ended December 31, 2021, we disposed of 16 shopping centers and 15 partial shopping centers that resulted in aggregate gain of $73.1 million. In addition, during the year ended December 31, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets resulting in aggregate gain of less than $0.1 million.

Loss on extinguishment of debt, net
During the year ended December 31, 2022, we amended and restated our unsecured credit facility effective April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving credit facility (the "Revolving Facility") and a $300.0 million term loan, in addition to a new $200.0 million delayed draw term loan (together, the "Term Loan Facility"), resulting in a $0.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the year ended December 31, 2021, we redeemed all $500.0 million of our 3.250% Senior Notes due 2023 and repaid $350.0 million of an unsecured term loan under our Unsecured Credit Facility, resulting in a $28.3 million loss on extinguishment of debt. Loss on extinguishment of debt includes $25.5 million of prepayment fees and $2.8 million of accelerated unamortized debt issuance costs and debt discounts.

Other
The increase in other expense for the year ended December 31, 2022 of $3.6 million, compared to the corresponding period in 2021, was primarily due to favorable tax adjustments and legal settlements in the prior year and an increase in transaction costs in the current year.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 7, 2022, for a discussion of the comparison of the year ended December 31, 2021 to the year ended December 31, 2020.

Liquidity and Capital Resources
We anticipate that our cash flows from the sources listed below will provide adequate capital for the next 12 months and beyond for all anticipated uses, including all scheduled payments on our outstanding debt, current and anticipated tenant and other capital improvements, stockholder distributions, including those required to maintain our qualification as a REIT, and other obligations associated with conducting our business.

Our primary expected sources and uses of capital are as follows:
Sources
•cash and cash equivalent balances;
•operating cash flow;
•available borrowings under the Unsecured Credit Facility;
•issuance of long-term debt;
•dispositions; and
•issuance of equity securities.

Uses
•debt repayments
•maintenance capital expenditures;
•leasing capital expenditures;
•value-enhancing reinvestment capital expenditures;
•dividend/distribution payments;
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2022, we had $1.35 billion of available liquidity, including $1.32 billion under our Unsecured Credit Facility and $21.3 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2023 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of December 31, 2022 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended December 31, 2023	Thereafter
Debt maturities (1)	$—	$5,043.5
Interest payments (1)(2)	188.8	776.2
Operating leases	6.1	52.2
Total	$194.9	$5,871.9
(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps), as of December 31, 2022. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of these and other factors that could impact interest payments

Other Essential Expenditures
We incur certain essential expenditures in the ordinary course of business, such as common area expenses, utilities, insurance, real estate taxes, capital expenditures related to the maintenance of our properties, leasing capital expenditures, and corporate level expenses. The amount of common area expenses, utilities, and capital expenditures related to the maintenance of our properties that we incur depends on the scope of services that we provide, prevailing market rates, and the size and composition of our Portfolio. We carry comprehensive insurance to protect our Portfolio against various losses. The amount of insurance expense that we incur depends on the assessed values of our properties, prevailing market rates, changes in risk generally, and the size and composition of our Portfolio. We incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on the assessed values of our properties, the tax rates assessed by various jurisdictions, and the size and composition of our Portfolio. Leasing capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. The amount of leasing capital expenditures that we incur depends on the volume and nature of leasing activity. Leases typically provide for the reimbursement of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties. However, costs that we incur generally do not decrease if revenue or occupancy decreases, and certain costs that we incur are not typically reimbursed.

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the fourth quarter of 2022 and the first quarter of 2023:

	Fourth Quarter 2022	First Quarter 2023
Dividend declared per common share	$0.260	$0.260
Dividend declaration date	October 25, 2022	February 1, 2023
Dividend record date	January 4, 2023	April 4, 2023
Dividend payable date	January 17, 2023	April 17, 2023

Opportunistic Expenditures
We also utilize cash for opportunistic expenditures such as value-enhancing reinvestment and acquisition activity.

The amount of value-enhancing reinvestment capital expenditures that we may incur in future periods is contingent on a variety of factors that may change from period to period, such as the number, total expected cost, and nature of value-enhancing reinvestment projects that are underway. See “Improvements to and investments in real estate assets” below for further information regarding our in-process reinvestment projects and our pipeline of future redevelopment projects.

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2022	2021	$ Change
Net cash provided by operating activities	$566,382	$552,239	$14,143
Net cash used in investing activities	(462,453)	(331,005)	(131,448)
Net cash used in financing activities	(380,413)	(293,578)	(86,835)

Net change in cash, cash equivalents and restricted cash	(276,484)	(72,344)	(204,140)
Cash, cash equivalents and restricted cash at beginning of period	297,743	370,087	(72,344)
Cash, cash equivalents and restricted cash at end of period	$21,259	$297,743	$(276,484)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2022	2021	$ Change
Net cash provided by operating activities	$566,382	$552,239	$14,143
Net cash used in investing activities	(462,453)	(331,005)	(131,448)
Net cash used in financing activities	(366,182)	(298,722)	(67,460)

Net change in cash, cash equivalents and restricted cash	(262,253)	(77,488)	(184,765)
Cash, cash equivalents and restricted cash at beginning of period	282,585	360,073	(77,488)
Cash, cash equivalents and restricted cash at end of period	$20,332	$282,585	$(262,253)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses, and interest expense.

During the year ended December 31, 2022, our net cash provided by operating activities increased $14.1 million compared to the corresponding period in 2021. The increase was primarily due to (i) an increase in same property net operating income; (ii) an increase in net operating income due to net transaction activity; and (iii) a decrease in cash outflows for interest expense; partially offset by (iv) a decrease from net working capital; (v) a decrease in other non-same property net operating income; (vi) an increase in cash outflows for general and administrative expense; and (vii) a decrease in lease termination fees.

Investing Activities
Net cash used in investing activities primarily is impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the year ended December 31, 2022, our net cash used in investing activities increased $131.4 million compared to the corresponding period in 2021. The increase was primarily due to (i) an increase of $150.9 million in acquisitions of real estate assets; (ii) an increase of $21.7 million in improvements to and investments in real estate assets; and (iii) an increase of $1.2 million in purchases of marketable securities, net of proceeds from sales; partially offset by (iv) an increase of $42.4 million in net proceeds from sales of real estate assets.

Improvements to and investments in real estate assets
During the years ended December 31, 2022 and 2021, we expended $330.4 million and $308.6 million, respectively, on improvements to and investments in real estate assets. These amounts are net of insurance proceeds of $7.7 million and $3.3 million, respectively, which were received during the year ended December 31, 2022 and 2021.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of December 31, 2022, we had 48 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $342.9 million, of which $182.4 million had been incurred as of December 31, 2022. In addition, we have identified a pipeline of future redevelopment projects aggregating approximately $1.0 billion of potential capital investment, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist. During the year ended December 31, 2022, we acquired seven shopping centers, one outparcel, and one land parcel for an aggregate purchase price of $409.7 million, including transaction costs and closing credits. During the year ended December 31, 2021, we acquired six shopping centers, one outparcel and two land parcels for an aggregate purchase price of $258.8 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there may be future downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the year ended December 31, 2022, we disposed of 16 shopping centers and 10 partial shopping centers for aggregate net proceeds of $277.0 million. In addition, during the year ended December 31, 2022, we resolved contingencies related to previously disposed assets and had land at one shopping center seized through eminent domain for aggregate net proceeds of $2.8 million. During the year ended December 31, 2021, we disposed of 17 shopping centers and 15 partial shopping centers for aggregate net proceeds of $237.4 million. In addition, during the year ended December 31, 2021, we received aggregate net proceeds of less than $0.1 million from previously disposed assets.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the year ended December 31, 2022, our net cash used in financing activities increased $86.8 million compared to the corresponding period in 2021. The increase was primarily due to (i) a $122.7 million increase in debt repayments, net of borrowings; (ii) a $32.4 million increase in distributions to our common stockholders; and (iii) a $5.0 million increase in repurchases of common stock; partially offset by (iv) a $48.0 million increase in issuances of common stock; and (v) a $25.3 million decrease in deferred financing and debt extinguishment costs.

Non-GAAP Performance Measures
We present the non-GAAP performance measures set forth below. These measures should not be considered as alternatives to, or more meaningful than, net income (calculated in accordance with GAAP) or other GAAP financial measures, as an indicator of financial performance and are not alternatives to, or more meaningful than, cash flow from operating activities (calculated in accordance with GAAP) as a measure of liquidity. Non-GAAP performance measures have limitations as they do not include all items of income and expense that affect operations, and accordingly, should always be considered supplemental financial measures to those calculated in accordance with GAAP. Our computation of these non-GAAP performance measures may differ in certain respects from the methodology utilized by other REITs and, therefore, may not be comparable to similarly titled measures presented by such other REITs. Investors are cautioned that items excluded from these non-GAAP performance measures are relevant to understanding and addressing financial performance.

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

Our reconciliation of net income to Nareit FFO for the years ended December 31, 2022 and 2021 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Net income	$354,193	$270,187
Depreciation and amortization related to real estate	340,561	323,354
Gain on sale of real estate assets	(111,563)	(73,092)
Impairment of real estate assets	5,724	1,898
Nareit FFO	$588,915	$522,347
Nareit FFO per diluted share	$1.95	$1.75
Weighted average diluted shares outstanding	301,742	298,835

Same Property Net Operating Income
Same property net operating income (“NOI”) is a supplemental, non-GAAP performance measure utilized to evaluate the operating performance of real estate companies. Same property NOI is calculated (using properties owned for the entirety of both periods and excluding properties under development and completed new development properties that have been stabilized for less than one year) as total property revenues (base rent, expense reimbursements, adjustments for revenues deemed uncollectible, ancillary and other rental income, percentage rents, and other revenues) less direct property operating expenses (operating costs and real estate taxes). Same property NOI excludes (i) lease termination fees, (ii) straight-line rental income, net, (iii) accretion of below-market leases, net of amortization of above-market leases and tenant inducements, (iv) straight-line ground rent expense, net, (v) income or expense associated with our captive insurance company, (vi) depreciation and amortization, (vii) impairment of real estate assets, (viii) general and administrative expense, and (ix) other income and expense (including interest expense and gain on sale of real estate assets).

Considering the nature of our business as a real estate owner and operator, we believe that same property NOI is useful to investors in measuring the operating performance of our portfolio because the definition excludes various items included in net income that do not relate to, or are not indicative of, the operating performance of our properties, such as lease termination fees, straight-line rental income, net, accretion of below-market leases, net of amortization of above-market leases and tenant inducements, straight-line ground rent expense, net, income or expense associated with our captive insurance company, depreciation and amortization, impairment of real estate assets, general and administrative expense, and other income and expense (including interest expense and gain on sale of real estate assets). We believe that same property NOI is also useful to investors because it further eliminates disparities in NOI due to the acquisition or disposition of properties or the stabilization of completed new development properties during the periods presented and therefore provides a more consistent metric for comparing the operating performance of our real estate between periods.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021	Change
Number of properties	343	343	—
Percent billed	90.3%	88.7%	1.6%
Percent leased	93.9%	92.1%	1.8%

Revenues
Rental income	$1,084,159	$1,027,069	$57,090
Other revenues	682	622	60
	1,084,841	1,027,691	57,150
Operating expenses
Operating costs	(128,614)	(122,922)	(5,692)
Real estate taxes	(156,175)	(154,356)	(1,819)
	(284,789)	(277,278)	(7,511)
Same property NOI	$800,052	$750,413	$49,639

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net income	$354,193	$270,187
Adjustments:
Non-same property NOI	(70,909)	(72,795)
Lease termination fees	(3,231)	(8,640)
Straight-line rental income, net	(23,458)	(14,551)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(8,793)	(8,221)
Straight-line ground rent expense	160	134
Depreciation and amortization	344,731	327,152
Impairment of real estate assets	5,724	1,898
General and administrative	117,225	105,454
Total other expense	84,410	149,795
Same property NOI	$800,052	$750,413

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

Revenue Recognition and Receivables - Estimating Collectability
We enter into agreements with tenants that convey the right to control the use of identified space at our shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842, Leases. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on our Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on our Consolidated Balance Sheets. We commence recognizing rental revenue based on the date we make the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, by the lessee and are recognized in the period the applicable expenditures are incurred and/or contractually required to be reimbursed.

We periodically evaluate the collectability of our receivables related to rental revenue, straight-line rent, expense reimbursements, and those attributable to other revenue generating activities. We analyze individual tenant receivables and consider tenant credit-worthiness, the length of time a receivable has been outstanding, and current economic trends when evaluating collectability. In 2022 and 2021, our evaluation included consideration of the impact of COVID-19 on the collectability of our receivables. This assessment involved significant judgment regarding the severity and duration of the disruption caused by COVID-19, as well as judgment regarding which industries and tenants would be most significantly impacted. Any receivables that are deemed to be uncollectible are recognized as a reduction to Rental income on our Consolidated Statements of Operations.

Real Estate - Estimates Related to Valuing Acquired Assets and Liabilities
Real estate assets are recognized on our Consolidated Balance Sheets at historical cost, less accumulated depreciation and amortization. Upon acquisition of real estate operating properties, we estimate the fair value of acquired tangible assets (consisting of land, buildings, and tenant improvements) and identifiable intangible assets and liabilities (consisting of above- and below-market leases and in-place leases) based on an evaluation of available information. Transaction costs incurred during the acquisition process are capitalized as a component of the asset’s value.

The fair value of tangible assets is determined as if the acquired property is vacant. Fair value is determined using an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In allocating fair value to identifiable intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the lesser of 30 years or the remaining non-cancelable term of the leases, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangibles are amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of the leases.

The value of in-place leases is estimated based on management’s evaluation of the specific characteristics of each tenant lease, including: (i) fair market rent and the reimbursement of property operating expenses, including common area expenses, utilities, insurance, real estate taxes, and certain capital expenditures related to the maintenance of our properties, that would be forgone during a hypothetical expected lease-up period and (ii) costs that would be incurred, including leasing commissions, legal and marketing costs, and tenant improvements and allowances, to execute similar leases. The value assigned to in-place leases is amortized to depreciation and amortization expense over the remaining term of each lease.

Real Estate - Estimates Related to Impairments
We periodically assess whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of our real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if our estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, is less than the carrying value of the property. Various factors are considered in the estimation process that are subject to significant management judgment, including the anticipated hold period, current and/or future reinvestment projects, and the effects of demand and competition on future operating income and/or property values. Changes in any estimates and/or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value of the asset.

When we identify a real estate asset as held for sale, we discontinue depreciating the asset and estimate its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, an impairment charge is recognized to reflect the estimated fair value of the asset.

Inflation
Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance; however, inflation significantly increased over the last two years and may continue to be elevated or increase further. With respect to our shopping centers, our long-term leases generally contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation; however, we have exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. We believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain inflationary expense pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and have and may continue to enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans. With respect to general and administrative costs, we continually seek opportunities to offset inflationary cost pressures through routine evaluations of our spending levels and through ongoing efforts to utilize technology to enhance our operational efficiency.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to fund operations and capital expenditures. Our use of derivative instruments is intended to manage our exposure to interest rate movements.

With regard to variable-rate financing, we assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations, as well as our potential offsetting hedge positions. Our risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

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

As of December 31, 2022, we had $425.0 million outstanding variable-rate indebtedness which bears interest at a rate equal to the Secured Overnight Financing Rate ("SOFR") plus credit spreads and reference rate adjustments ranging from 114 basis points to 129 basis points. We have interest rate swap agreements on $300.0 million of our variable-rate indebtedness, which effectively convert the base rate on the indebtedness from variable to fixed. If market rates of interest on our variable-rate debt increased or decreased by 100 basis points, the change in annual interest expense on our variable-rate debt would decrease earnings and cash flows by approximately $1.3 million or increase earnings and cash flows by approximately $1.3 million, respectively, after taking into account the impact of the $300.0 million of interest rate swap agreements.

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2022. The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2022 and are subject to change. Furthermore, the table below incorporates only those exposures that existed as of December 31, 2022 and does not consider exposures or positions that may have arisen or expired after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Unsecured Debt
Fixed rate	$—	$500,000	$700,000	$607,542	$400,000	$2,410,911	$4,618,453	$4,148,681
Weighted average interest rate(1)	3.69%	3.70%	3.67%	3.56%	3.50%	3.50%

Variable rate(2)(3)	$—	$—	$—	$125,000	$300,000	$—	$425,000	$425,056
Weighted average interest rate(1)(2)	4.27%	4.27%	4.27%	3.78%	—%	—%
(1)    Weighted average interest rates include the impact of our interest rate swap agreements and are calculated based on the total debt balances as of the end of each year, assuming the repayment of debt on its scheduled maturity date.

(2)    The interest rates on our variable rate Unsecured Credit Facility are based on credit rating grids. The credit rating grids and all-in-rates on outstanding variable rate debt as of December 31, 2022 are as follows:

					Credit Spread Grid
	As of December 31, 2022				SOFR Rate Loans	Base Rate Loans
Variable Rate Debt	SOFR Rate	Reference Rate Adjustment	Credit Spread(1)	All-in-Rate	Credit Spread	Credit Spread
Revolving Facility(2)	4.30%	0.10%	1.04%	5.44%	0.83% – 1.50%	0.00% – 0.40%
Term Loan Facility(3)	4.22%	0.10%	1.09%	5.41%	0.90% – 1.70%	0.00% – 0.60%
(1)    Our Revolving Facility and Term Loan Facility include a sustainability metric incentive which can reduce the applicable credit spread by up to two basis points. As of December 31, 2022, we qualified for a one basis point reduction to the applicable credit spread, which is included in the credit spreads presented above.
(2)    Our Revolving Facility is further subject to a facility fee ranging from 0.13% to 0.30%, which is excluded from the all-in-rate presented above.
(3)    Our Term Loan Facility is further subject to a ticking fee on the additional $200.0 million delayed draw of 0.25%, which is excluded from the all-in-rate presented above.

(3)    We have in place four interest rate swap agreements that convert the variable interest rate on one variable rate debt instrument to a fixed rate. The balance subject to interest rates swaps as of December 31, 2022 is as follows (dollars in thousands):

	As of December 31, 2022
Variable Rate Debt	Amount	Weighted Average Fixed SOFR Rate	Credit Spread	Reference Rate Adjustment	Swapped All-in-Rate
$300 Million Term Loan	$300,000	2.59%	1.09%	0.10%	3.78%

Item 8. Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the COSO of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 26, 2023 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2022 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 26, 2023 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2022 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 26, 2023 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2022 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 26, 2023 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2022 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 26, 2023 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2022 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report

(b) Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Second Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of February 1, 2022	8-K	001-36160	2/4/2022	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Second Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 28, 2019, by and among Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Limited Partner, BPG Sub LLC, as Limited Partner, and the other limited partners from time to time party thereto	10-Q	001-36160	10/28/2019	3.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee (the “2015 Indenture”)	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture to the 2015 Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/21/2015	4.2
4.3	Third Supplemental Indenture to the 2015 Indenture, dated June 13, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/13/2016	4.2
4.4	Fifth Supplemental Indenture to the 2015 Indenture, dated March 8, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	3/8/2017	4.2
4.5	Sixth Supplemental Indenture to the 2015 Indenture, dated June 5, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/5/2017	4.2
4.6	Eighth Supplemental Indenture to the 2015 Indenture, dated May 10, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	5/10/2019	4.2
4.7	Amendment No. 1 to the Eighth Supplemental Indenture, dated August 15, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/15/2019	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.8	Ninth Supplemental Indenture, dated June 10, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/10/2020	4.2
4.9	Amendment No. 1 to the Ninth Supplemental Indenture, dated August 20, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/20/2020	4.3
4.10	Tenth Supplemental Indenture, dated March 5, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	3/5/2021	4.2
4.11	Eleventh Supplemental Indenture, dated August 16, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/16/2021	4.2
4.12	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.13	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.14	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.2
4.15	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust National Association	S-11	333-190002	8/23/2013	4.4
4.16	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust National Association	8-K	001-36160	10/17/2014	4.1
4.17	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.18	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.19	Description of Registered Securities	10-K	001-36160	2/7/2022	4.22
10.1*	2022 Omnibus Incentive Plan	8-K	001-36160	4/29/2022	10.1
10.2*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.3*	Form of Director Restricted Stock Award Agreement	—	—	—	—	x
10.4*	Form of Brixmor Property Group Inc. Restricted Stock Unit Agreement (TRSUs, PRSUs, and OPRSUs)	—	—	—	—	x
10.5*	Employment Agreement, dated April 12, 2016, by and between Brixmor Property Group Inc. and James M. Taylor	10-Q	001-36160	7/25/2016	10.1
10.6*	First Amendment to Employment Agreement, dated February 2, 2021, by and between Brixmor Property Group Inc. and James M. Taylor	8-K	001-36160	2/4/2021	10.1
10.7*	Employment Agreement, dated April 26, 2016, by and between Brixmor Property Group Inc. and Angela Aman	10-Q	001-36160	7/25/2016	10.2
10.8*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Angela Aman	8-K	001-36160	3/8/2019	10.1
10.9*	Second Amendment to Employment Agreement, dated February 1, 2022, by and between Brixmor Property Group Inc. and Angela Aman	8-K	001-36160	2/4/2022	10.1
10.10*	Employment Agreement, dated May 11, 2016, by and between Brixmor Property Group Inc. and Mark T. Horgan	10-K	001-36160	2/13/2017	10.22
10.11*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	3/8/2019	10.2
10.12*	Second Amendment to Employment Agreement, dated February 1, 2022, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	2/4/2022	10.2
10.13*	Employment Agreement, dated December 5, 2014, by and between Brixmor Property Group Inc. and Brian T. Finnegan	10-K	001-36160	2/13/2017	10.23
10.14*	Employment Agreement, dated November 1, 2011, by and between Brixmor Property Group Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.15*	First Amendment to Employment Agreement, dated February 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.3
10.16*	Second Amendment to Employment Agreement, dated April 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.4
10.17	Third Amended and Restated Revolving Credit Agreement, dated as of April 28, 2022, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-Q	001-36160	5/2/2022	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.18	Amended and Restated Term Loan Agreement, dated as of April 28, 2022, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	10-Q	001-36160	5/2/2022	10.2
10.19	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of July 7, 2022, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
99.1	Property List	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x
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

BRIXMOR PROPERTY GROUP INC.

Date: February 13, 2023	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 13, 2023	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2023	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 13, 2023	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: February 13, 2023	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 13, 2023	By:	/s/ John G. Schreiber
John G. Schreiber
Chairman of the Board of Directors

Date: February 13, 2023	By:	/s/ Michael Berman
Michael Berman
Director

Date: February 13, 2023	By:	/s/ Sheryl M. Crosland
Sheryl M. Crosland
Director

Date: February 13, 2023	By:	/s/ Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 13, 2023	By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 13, 2023	By:	/s/ William D. Rahm
William D. Rahm
Director

Date: February 13, 2023	By:	/s/ Juliann Bowerman
Juliann Bowerman
Director

Date: February 13, 2023	By:	/s/ Sandra A. J. Lawrence
Sandra A. J. Lawrence
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, is less than the carrying value of the property. Various factors are considered in the estimation process, including the anticipated hold period, current and/or future reinvestment projects, and the effects of demand and competition on future operating income and/or property values. Changes in any estimates and/or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value.

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

Philadelphia, Pennsylvania
February 13, 2023
We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Property Group Inc. and Subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 13, 2023, expressed an unqualified opinion on those financial statements.
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
February 13, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and Subsidiaries (the "Operating Partnership") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2023, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
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
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Operating Partnership’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, is less than the carrying value of the property. Various factors are considered in the estimation process, including the anticipated hold period, current and/or future reinvestment projects, and the effects of demand and competition on future operating income and/or property values. Changes in any estimates and/or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value.

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

Philadelphia, Pennsylvania
February 13, 2023
We have served as the Operating Partnership’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and Subsidiaries (the “Operating Partnership”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Operating Partnership and our report dated February 13, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 13, 2023

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2022	December 31, 2021
Assets
Real estate
Land	$1,820,358	$1,773,448
Buildings and improvements	9,077,993	8,654,966
	10,898,351	10,428,414
Accumulated depreciation and amortization	(2,996,759)	(2,813,329)
Real estate, net	7,901,592	7,615,085

Cash and cash equivalents	16,492	296,632
Restricted cash	4,767	1,111
Marketable securities	21,669	20,224
Receivables, net	264,146	234,873
Deferred charges and prepaid expenses, net	154,141	143,503
Real estate assets held for sale	10,439	16,131
Other assets	62,684	49,834
Total assets	$8,435,930	$8,377,393

Liabilities
Debt obligations, net	$5,035,501	$5,164,518
Accounts payable, accrued expenses and other liabilities	535,419	494,529
Total liabilities	5,570,920	5,659,047

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 309,042,754 and 306,337,045 shares issued and 299,915,762 and 297,210,053 shares outstanding	2,999	2,972
Additional paid-in capital	3,299,496	3,231,732
Accumulated other comprehensive income (loss)	8,851	(12,674)
Distributions in excess of net income	(446,336)	(503,684)
Total equity	2,865,010	2,718,346
Total liabilities and equity	$8,435,930	$8,377,393
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2022	2021	2020
Revenues
Rental income	$1,217,362	$1,146,304	$1,050,943
Other revenues	712	5,970	2,323
Total revenues	1,218,074	1,152,274	1,053,266

Operating expenses
Operating costs	141,408	132,042	111,678
Real estate taxes	170,383	165,746	168,943
Depreciation and amortization	344,731	327,152	335,583
Impairment of real estate assets	5,724	1,898	19,551
General and administrative	117,225	105,454	98,280
Total operating expenses	779,471	732,292	734,035

Other income (expense)
Dividends and interest	314	299	482
Interest expense	(192,427)	(194,776)	(199,988)
Gain on sale of real estate assets	111,563	73,092	34,499
Loss on extinguishment of debt, net	(221)	(28,345)	(28,052)
Other	(3,639)	(65)	(4,999)
Total other expense	(84,410)	(149,795)	(198,058)

Net income	$354,193	$270,187	$121,173

Net income per common share:
Basic	$1.18	$0.91	$0.41
Diluted	$1.17	$0.90	$0.41
Weighted average shares:
Basic	299,938	297,408	296,972
Diluted	301,742	298,835	297,899
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Net income	$354,193	$270,187	$121,173
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	22,226	15,640	(18,571)
Change in unrealized gain (loss) on marketable securities	(701)	(256)	56
Total other comprehensive income (loss)	21,525	15,384	(18,515)
Comprehensive income	$375,718	$285,571	$102,658
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2020	297,857	$2,979	$3,230,625	$(9,543)	$(480,204)	$2,743,857
Common stock dividends ($0.500 per common share)	—	—	—	—	(149,165)	(149,165)
Equity compensation expense	—	—	11,895	—	—	11,895
Other comprehensive loss	—	—	—	(18,515)	—	(18,515)
Issuance of common stock	287	3	—	—	—	3
Repurchases of common stock	(1,650)	(17)	(24,990)	—	—	(25,007)
Share-based awards retained for taxes	—	—	(3,540)	—	—	(3,540)
Net income	—	—	—	—	121,173	121,173
Ending balance, December 31, 2020	296,494	2,965	3,213,990	(28,058)	(508,196)	2,680,701
Common stock dividends ($0.885 per common share)	—	—	—	—	(265,675)	(265,675)
Equity compensation expense	—	—	18,597	—	—	18,597
Other comprehensive loss	—	—	—	15,384	—	15,384
Issuance of common stock	716	7	4,657	—	—	4,664
Share-based awards retained for taxes	—	—	(5,512)	—	—	(5,512)
Net income	—	—	—	—	270,187	270,187
Ending balance, December 31, 2021	297,210	2,972	3,231,732	(12,674)	(503,684)	2,718,346
Common stock dividends ($0.980 per common share)	—	—	—	—	(296,845)	(296,845)
Equity compensation expense	—	—	25,185	—	—	25,185
Other comprehensive income	—	—	—	21,525	—	21,525
Issuance of common stock	2,706	27	53,073	—	—	53,100
Share-based awards retained for taxes	—	—	(10,494)	—	—	(10,494)
Net income	—	—	—	—	354,193	354,193
Ending balance, December 31, 2022	299,916	$2,999	$3,299,496	$8,851	$(446,336)	$2,865,010
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$354,193	$270,187	$121,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344,731	327,152	335,583
Accretion of debt premium and discount, net	(2,863)	(2,862)	(1,068)
Deferred financing cost amortization	7,012	7,496	7,527
Accretion of above- and below-market leases, net	(12,156)	(12,603)	(16,495)
Tenant inducement amortization and other	3,965	4,944	3,579
Impairment of real estate assets	5,724	1,898	19,551
Gain on sale of real estate assets	(111,563)	(73,092)	(34,499)
Equity compensation expense, net	23,407	17,090	10,951
Loss on extinguishment of debt, net	221	28,345	28,052
Changes in operating assets and liabilities:
Receivables, net	(31,951)	2,189	(9,795)
Deferred charges and prepaid expenses	(38,445)	(30,377)	(22,560)
Other assets	(551)	(448)	(475)
Accounts payable, accrued expenses and other liabilities	24,658	12,320	1,577
Net cash provided by operating activities	566,382	552,239	443,101

Investing activities:
Improvements to and investments in real estate assets	(330,356)	(308,575)	(284,756)
Acquisitions of real estate assets	(409,688)	(258,807)	(3,425)
Proceeds from sales of real estate assets	279,815	237,404	122,387
Purchase of marketable securities	(25,294)	(17,475)	(22,565)
Proceeds from sale of marketable securities	23,070	16,448	21,110
Net cash used in investing activities	(462,453)	(331,005)	(167,249)

Financing activities:
Repayment of secured debt obligations	—	—	(7,000)
Repayment of borrowings under unsecured revolving credit facility	(675,000)	—	(653,000)
Proceeds from borrowings under unsecured revolving credit facility	800,000	—	646,000
Proceeds from unsecured notes	—	847,735	820,396
Repayment of borrowings under unsecured term loans and notes	(250,000)	(850,000)	(500,000)
Deferred financing and debt extinguishment costs	(8,387)	(33,718)	(34,740)
Proceeds from issuances of common shares	53,100	5,146	—
Distributions to common stockholders	(289,632)	(257,229)	(170,397)
Repurchases of common shares	—	—	(25,007)
Repurchases of common shares in conjunction with equity award plans	(10,494)	(5,512)	(3,540)
Net cash provided by (used in) financing activities	(380,413)	(293,578)	72,712

Net change in cash, cash equivalents and restricted cash	(276,484)	(72,344)	348,564
Cash, cash equivalents and restricted cash at beginning of period	297,743	370,087	21,523
Cash, cash equivalents and restricted cash at end of period	$21,259	$297,743	$370,087

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$16,492	$296,632	$368,675
Restricted cash	4,767	1,111	1,412
Cash, cash equivalents and restricted cash at end of period	$21,259	$297,743	$370,087

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,081, $4,009 and $4,231	$187,293	$191,048	$183,187
State and local taxes paid	1,951	1,652	3,577
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)
	December 31, 2022	December 31, 2021
Assets
Real estate
Land	$1,820,358	$1,773,448
Buildings and improvements	9,077,993	8,654,966
	10,898,351	10,428,414
Accumulated depreciation and amortization	(2,996,759)	(2,813,329)
Real estate, net	7,901,592	7,615,085

Cash and cash equivalents	15,565	281,474
Restricted cash	4,767	1,111
Marketable securities	21,669	20,224
Receivables, net	264,146	234,873
Deferred charges and prepaid expenses, net	154,141	143,503
Real estate assets held for sale	10,439	16,131
Other assets	62,684	49,834
Total assets	$8,435,003	$8,362,235

Liabilities
Debt obligations, net	$5,035,501	$5,164,518
Accounts payable, accrued expenses and other liabilities	535,419	494,529
Total liabilities	5,570,920	5,659,047

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 309,042,754 and 306,337,045 units issued and 299,915,762 and 297,210,053 units outstanding	2,855,232	2,715,863
Accumulated other comprehensive loss	8,851	(12,675)
Total capital	2,864,083	2,703,188
Total liabilities and capital	$8,435,003	$8,362,235
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Year Ended December 31,
	2022	2021	2020
Revenues
Rental income	$1,217,362	$1,146,304	$1,050,943
Other revenues	712	5,970	2,323
Total revenues	1,218,074	1,152,274	1,053,266

Operating expenses
Operating costs	141,408	132,042	111,678
Real estate taxes	170,383	165,746	168,943
Depreciation and amortization	344,731	327,152	335,583
Impairment of real estate assets	5,724	1,898	19,551
General and administrative	117,225	105,454	98,280
Total operating expenses	779,471	732,292	734,035

Other income (expense)
Dividends and interest	314	299	482
Interest expense	(192,427)	(194,776)	(199,988)
Gain on sale of real estate assets	111,563	73,092	34,499
Loss on extinguishment of debt, net	(221)	(28,345)	(28,052)
Other	(3,639)	(65)	(4,999)
Total other expense	(84,410)	(149,795)	(198,058)

Net income	$354,193	$270,187	$121,173

Net income per common unit:
Basic	$1.18	$0.91	$0.41
Diluted	$1.17	$0.90	$0.41
Weighted average units:
Basic	299,938	297,408	296,972
Diluted	301,742	298,835	297,899
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Net income	$354,193	$270,187	$121,173
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	22,226	15,640	(18,571)
Change in unrealized gain (loss) on marketable securities	(701)	(256)	56
Total other comprehensive income (loss)	21,525	15,384	(18,515)
Comprehensive income	$375,718	$285,571	$102,658
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2020	$2,753,385	$(9,544)	$2,743,841
Distributions to partners	(159,163)	—	(159,163)
Equity compensation expense	11,895	—	11,895
Other comprehensive loss	—	(18,515)	(18,515)
Issuance of OP Units	3	—	3
Repurchases of OP Units	(25,007)	—	(25,007)
Share-based awards retained for taxes	(3,540)	—	(3,540)
Net income attributable to Brixmor Operating Partnership LP	121,173	—	121,173
Ending balance, December 31, 2020	2,698,746	(28,059)	2,670,687
Distributions to partners	(270,819)	—	(270,819)
Equity compensation expense	18,597	—	18,597
Other comprehensive loss	—	15,384	15,384
Issuance of OP Units	4,664	—	4,664
Share-based awards retained for taxes	(5,512)	—	(5,512)
Net income attributable to Brixmor Operating Partnership LP	270,187	—	270,187
Ending balance, December 31, 2021	2,715,863	(12,675)	2,703,188
Distributions to partners	(282,615)	—	(282,615)
Equity compensation expense	25,185	—	25,185
Other comprehensive income	—	21,526	21,526
Issuance of OP Units	53,100	—	53,100
Share-based awards retained for taxes	(10,494)	—	(10,494)
Net income attributable to Brixmor Operating Partnership LP	354,193	—	354,193
Ending balance, December 31, 2022	$2,855,232	$8,851	$2,864,083
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$354,193	$270,187	$121,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344,731	327,152	335,583
Accretion of debt premium and discount, net	(2,863)	(2,862)	(1,068)
Deferred financing cost amortization	7,012	7,496	7,527
Accretion of above- and below-market leases, net	(12,156)	(12,603)	(16,495)
Tenant inducement amortization and other	3,965	4,944	3,579
Impairment of real estate assets	5,724	1,898	19,551
Gain on sale of real estate assets	(111,563)	(73,092)	(34,499)
Equity compensation expense, net	23,407	17,090	10,951
Loss on extinguishment of debt, net	221	28,345	28,052
Changes in operating assets and liabilities:
Receivables, net	(31,951)	2,189	(9,795)
Deferred charges and prepaid expenses	(38,445)	(30,377)	(22,560)
Other assets	(551)	(448)	(475)
Accounts payable, accrued expenses and other liabilities	24,658	12,320	1,577
Net cash provided by operating activities	566,382	552,239	443,101

Investing activities:
Improvements to and investments in real estate assets	(330,356)	(308,575)	(284,756)
Acquisitions of real estate assets	(409,688)	(258,807)	(3,425)
Proceeds from sales of real estate assets	279,815	237,404	122,387
Purchase of marketable securities	(25,294)	(17,475)	(22,565)
Proceeds from sale of marketable securities	23,070	16,448	21,110
Net cash used in investing activities	(462,453)	(331,005)	(167,249)

Financing activities:
Repayment of secured debt obligations	—	—	(7,000)
Repayment of borrowings under unsecured revolving credit facility	(675,000)	—	(653,000)
Proceeds from borrowings under unsecured revolving credit facility	800,000	—	646,000
Proceeds from unsecured notes	—	847,735	820,396
Repayment of borrowings under unsecured term loans and notes	(250,000)	(850,000)	(500,000)
Deferred financing and debt extinguishment costs	(8,387)	(33,718)	(34,740)
Proceeds from issuances of OP Units	53,100	5,146	—
Partner distributions and repurchases of OP Units	(285,895)	(267,885)	(208,942)
Net cash provided by (used in) financing activities	(366,182)	(298,722)	62,714

Net change in cash, cash equivalents and restricted cash	(262,253)	(77,488)	338,566
Cash, cash equivalents and restricted cash at beginning of period	282,585	360,073	21,507
Cash, cash equivalents and restricted cash at end of period	$20,332	$282,585	$360,073

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$15,565	$281,474	$358,661
Restricted cash	4,767	1,111	1,412
Cash, cash equivalents and restricted cash at end of period	$20,332	$282,585	$360,073

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,081, $4,009 and $4,231	$187,293	$191,048	$183,187
State and local taxes paid	1,951	1,652	3,577
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed corporation that has elected to be taxed as a real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of December 31, 2022, the Company’s portfolio was comprised of 373 shopping centers (the “Portfolio”) totaling approximately 66 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.
The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2022 and 2021 and the consolidated results of its operations and cash flows for the years ended December 31, 2022, 2021, and 2020.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company has evaluated the Operating Partnership and has determined it is not a VIE as of December 31, 2022.

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

In allocating fair value to identifiable intangible assets and liabilities, the value of above-market and below-market leases is estimated based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition and (ii) management’s estimate of fair market lease rates for the property or an equivalent property, measured over a period equal to the lesser of 30 years or the remaining non-cancelable term of the leases, which includes renewal periods with fixed rental terms that are considered to be below-market. The capitalized above-market or below-market intangibles are amortized as a reduction of, or increase to, rental income over the remaining non-cancelable term of the leases.

The value of in-place leases is estimated based on management’s evaluation of the specific characteristics of each tenant lease, including: (i) fair market rent and the reimbursement of property operating expenses, including common area expenses, utilities, insurance, real estate taxes, and capital expenditures that would be forgone during a hypothetical expected lease-up period and (ii) costs that would be incurred, including leasing commissions, legal and marketing costs, and tenant improvements and allowances, to execute similar leases. The value assigned to in-place leases is amortized to Depreciation and amortization expense over the remaining term of the leases.

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

Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, taking into account the anticipated probability-weighted hold period, is less than the carrying value of the property. Various factors are considered in the estimation process, including the anticipated hold period, current and/or future reinvestment projects, and the effects of demand and competition on future operating income and/or property values. Changes in any estimates and/or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value of the asset

When management identifies a real estate asset as held for sale, the Company discontinues depreciating the asset and estimates its sales price, net of estimated selling costs. If the estimated net sales price of an asset is less than its net carrying value, an impairment charge is recognized to reflect the estimated fair value of the asset. Properties classified as real estate held for sale represent properties that are under contract for sale and where the applicable pre-sale due diligence period has expired prior to the end of the reporting period.

Real Estate Under Development and Redevelopment
Certain costs are capitalized related to the development and redevelopment of real estate including pre-construction costs, construction costs, real estate taxes, insurance, utilities, and compensation and other related costs of personnel directly involved. Additionally, the Company capitalizes interest expense related to development and redevelopment activities. Capitalization of these costs begins when the activities and related expenditures commence and ceases when the project is substantially complete and ready for its intended use, at which time the project is placed in service and depreciation commences. Additionally, the Company makes estimates as to the probability of certain development and redevelopment projects being completed. If the Company determines the development or redevelopment is no longer probable of completion, the Company expenses all capitalized costs that are not recoverable.

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

Marketable Securities
The Company classifies its marketable securities, which are comprised of debt securities, as available-for-sale. These securities are carried at fair value, which is based primarily on publicly traded market values in active markets, and is classified accordingly on the fair value hierarchy.

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

Derivative Financial Instruments and Hedging
Derivatives are measured at fair value and are recognized in the Company’s Consolidated Balance Sheets as assets or liabilities, depending on the Company’s rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of a derivative varies based on the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the necessary hedge accounting criteria. Derivatives designated as a hedge of the exposure to variability in expected future cash flows are considered cash flow hedges. In a cash flow hedge, hedge accounting generally provides for the matching of the timing of recognition of gain or loss on the hedging instrument with the recognition of the earnings effect of the hedged transaction.

Revenue Recognition and Receivables
The Company enters into agreements with tenants that convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842, Leases. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on the Company’s Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on the accompanying Consolidated Balance Sheets. The Company commences recognizing rental revenue based on the date it makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, by the lessee and are recognized in the period the applicable expenditures are incurred and/or contractually required to be reimbursed.

The Company accounts for rental revenue (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. The Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance, real estate taxes, and certain capital expenditures related to the maintenance of our properties, within this lease component. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations.

Certain leases also provide for percentage rents based upon the sales of a lessee. Percentage rents are recognized upon the achievement of certain predetermined sales thresholds and are included in Rental income on the Company’s Consolidated Statements of Operations.

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

Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. These agreements meet the criteria for recognition as leases under ASC 842. For these agreements the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As the discount rates implicit in the leases are not readily determinable, the Company uses its incremental secured borrowing rate, based on information available at the commencement date of each lease, to determine the present value of the associated lease payments. The lease terms utilized by the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. The Company evaluates many factors, including current and future lease cash flows, when determining if an option to extend or terminate should be included in the non-cancelable period. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The Company applies the short-term lease exemption within ASC 842 and has not recorded ROU assets or lease liabilities for leases with original terms of less than 12 months. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties, by the Company.

For leases where it is the lessee, the Company accounts for lease payments (lease component) and common area expense reimbursements (non-lease component) as one lease component under ASC 842. The Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance, real estate taxes, and certain capital expenditures related to the maintenance of our properties, within this lease component. These amounts are included in Operating expenses on the Company’s Consolidated Statements of Operations.

Stock Based Compensation
The Company accounts for equity awards in accordance with ASC 718, Compensation - Stock Compensation, which requires that all share-based payments to employees and non-employee directors be recognized in the Consolidated Statements of Operations over the service period based on their fair value. Fair value is determined based on the type of award, using either the grant date market price of the Company’s common stock or the results of a Monte Carlo simulation model. Equity compensation expense is included in General and administrative expenses on the Company’s Consolidated Statements of Operations.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2022 and 2021. Open tax years generally range from 2019 through 2021 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s Consolidated Statements of Operations.

New Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company or they are not expected to have a material impact on the Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the year ended December 31, 2022, the Company acquired the following assets, in separate transactions:

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
(3)The Company terminated a ground lease and acquired a land parcel.

The aggregate purchase price of the assets acquired during the years ended December 31, 2022 and 2021, respectively, has been allocated as follows:

	Year Ended December 31,
Assets	2022	2021
Land	$84,361	$66,378
Buildings	294,241	160,743
Building and tenant improvements	33,352	25,577
Above-market leases(1)	701	629
In-place leases(2)	29,607	17,262
Total assets	442,262	270,589

Liabilities
Below-market leases(3)	$30,748	11,782
Other liabilities	1,826	—
Total liabilities	32,574	11,782
Net assets acquired	$409,688	$258,807
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the year ended December 31, 2022 was 6.5 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the year ended December 31, 2022 was 12.1 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the year ended December 31, 2022 was 20.1 years.

3. Dispositions and Assets Held for Sale
During the year ended December 31, 2022, the Company disposed of 16 shopping centers and 10 partial shopping centers for aggregate net proceeds of $277.0 million resulting in aggregate gain of $109.2 million and aggregate impairment of $5.7 million. In addition, during the year ended December 31, 2022, the Company resolved contingencies related to previously disposed assets and had land at one shopping center seized through eminent domain for aggregate net proceeds of $2.8 million, resulting in aggregate gain of $2.4 million.

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

As of December 31, 2022, the Company had one property and two partial properties held for sale. As of December 31, 2021, the Company had one property and two partial properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	December 31, 2022	December 31, 2021
Land	$1,988	$4,339
Buildings and improvements	13,864	19,181
Accumulated depreciation and amortization	(5,625)	(7,899)
Real estate, net	10,227	15,621
Other assets	212	510
Assets associated with real estate assets held for sale	$10,439	$16,131

There were no discontinued operations for the years ended December 31, 2022, 2021, and 2020 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2022	December 31, 2021
Land	$1,820,358	$1,773,448
Buildings and improvements:
Buildings and tenant improvements	8,535,279	8,110,742
Lease intangibles(1)	542,714	544,224
	10,898,351	10,428,414
Accumulated depreciation and amortization(2)	(2,996,759)	(2,813,329)
Total	$7,901,592	$7,615,085
(1)As of December 31, 2022 and 2021, Lease intangibles consisted of $492.0 million and $491.0 million, respectively, of in-place leases and $50.7 million and $53.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of December 31, 2022 and 2021, Accumulated depreciation and amortization included $465.2 million and $480.9 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of December 31, 2022 and 2021, the Company had intangible liabilities relating to below-market leases of $349.7 million and $337.1 million, respectively, and accumulated accretion of $252.9 million and $256.2 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. These intangible assets are accreted over the term of each related lease.

Below-market lease accretion income, net of above-market lease amortization for the years ended December 31, 2022, 2021, and 2020 was $12.2 million, $12.6 million, and $16.5 million, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2022, 2021, and 2020 was $18.9 million, $15.2 million, and $19.1 million, respectively. These amounts are included in Depreciation and amortization on the Company’s Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2023	$(10,550)	$15,493
2024	(9,880)	12,042
2025	(8,452)	8,837
2026	(7,359)	6,340
2027	(6,265)	4,842

5. Impairments
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value of the asset.

The Company recognized the following impairments during the year ended December 31, 2022:

Year Ended December 31, 2022
Property Name(1)	Location	GLA	Impairment Charge
Torrington Plaza (2)	Torrington, CT	125,496	$3,509
Park Hills Plaza - Excluding Outparcels (2)	Altoona, PA	238,829	1,127
New Garden Center (2)	Kennett Square, PA	147,370	1,088
		511,695	$5,724
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2022.

The Company recognized the following impairments during the year ended December 31, 2021:

Year Ended December 31, 2021
Property Name(1)	Location	GLA	Impairment Charge
Albany Plaza(2)	Albany, GA	114,169	$1,467
Erie Canal Centre(2)	DeWitt, NY	123,404	431
		237,573	$1,898
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third party buyers primarily in connection with the Company’s capital recycling program.
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
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third party buyers primarily in connection with the Company’s capital recycling program.
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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt. During the years ended December 31, 2022 and 2021, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2021, interest rate swaps with a notional amount of $250.0 million expired and the Company paid $1.1 million to terminate interest rate swaps with a notional amount of $250.0 million.

During the year ended December 31, 2022, the Company amended its interest rate swap agreements, contemporaneous with a modification of the Company's unsecured credit facility agreements, to facilitate reference rate reform, converting all outstanding swaps from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). As a result of these amendments, the Company has elected to apply additional expedients within ASU 2020-04, Reference Rate Reform (Topic 848) related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s), as qualifying changes were made to applicable debt and derivative contracts.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2022 and 2021 is as follows:

	Number of Instruments		Notional Amount
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest Rate Swaps	4	4	$300,000	$300,000

The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of December 31, 2022 and 2020 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	December 31, 2022	December 31, 2021
Gross derivative assets	$9,640	$—
Gross derivative liabilities	—	(12,585)
Net derivative assets (liabilities)	$9,640	$(12,585)

The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivative, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in other comprehensive income (loss) and is reclassified into earnings as interest expense in the period that the hedged forecasted transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2022	2021	2020
Change in unrealized gain (loss) on interest rate swaps	$19,602	$5,144	$(26,998)
Amortization (accretion) of interest rate swaps to interest expense	2,624	10,496	8,427
Change in unrealized gain (loss) on interest rate swaps, net	$22,226	$15,640	$(18,571)

The Company estimates that $6.8 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2022, 2021, and 2020.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2022 and 2021, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of December 31, 2022 and 2021, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2022	December 31, 2021	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,618,453	$4,868,453	2.25% – 7.97%	2024 – 2031
Net unamortized premium	23,787	26,651
Net unamortized debt issuance costs	(22,325)	(26,913)
Total notes payable, net	$4,619,915	$4,868,191

Unsecured Credit Facility
Revolving Facility	$125,000	$—	5.44%	2026
Term Loan Facility(3)	300,000	300,000	5.41%	2027
Net unamortized debt issuance costs	(9,414)	(3,673)
Total Unsecured Credit Facility and term loans	$415,586	$296,327

Total debt obligations, net	$5,035,501	$5,164,518
(1)Stated interest rates as of December 31, 2022 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.69% as of December 31, 2022.
(3)Effective June 1, 2022, the Company has in place four interest rate swap agreements that convert the variable interest rate on the $300 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 2.59% (plus a spread of 119 basis points) through July 26, 2024.

2022 Debt Transactions
In April 2022, the Operating Partnership amended and restated its unsecured credit facility (the "Unsecured Credit Facility"). The amendment provided for (i) revolving loan commitments of $1.25 billion (the "Revolving Facility") scheduled to mature on June 30, 2026 (extending the applicable scheduled maturity date from February 28, 2023); and (ii) a continuation of the existing $300.0 million term loan scheduled to mature on July 26, 2027 (extending the applicable scheduled maturity date from July 26, 2024) and a new $200.0 million delayed draw term loan, scheduled to mature on July 26, 2027 (together, the "Term Loan Facility"). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments. In addition, the floating reference rate under the Unsecured Credit Facility has been amended from LIBOR to SOFR.

During the year ended December 31, 2022, the Operating Partnership repaid $250.0 million principal amount of its Floating Rate Senior Notes due 2022 (the "2022 Notes"), representing all of the outstanding 2022 Notes, with available cash on hand. In addition, during the year ended December 31, 2022, the Operating Partnership borrowed $125.0 million, net of repayments, under its $1.25 billion Revolving Facility, the proceeds of which were used for general corporate purposes, including $129.9 million of acquisitions, net of dispositions.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2022.

Debt Maturities
As of December 31, 2022 and 2021, the Company had accrued interest of $47.3 million and $46.3 million outstanding, respectively. As of December 31, 2022, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2023	$—
2024	500,000
2025	700,000
2026	732,542
2027	700,000
Thereafter	2,410,911
Total debt maturities	5,043,453
Net unamortized premium	23,787
Net unamortized debt issuance costs	(31,739)
Total debt obligations, net	$5,035,501
As of the date the financial statements were issued, the Company did not have any scheduled debt maturities for the next 12 months.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2022		December 31, 2021
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,619,915	$4,148,681	$4,868,191	$5,166,291
Unsecured Credit Facility	415,586	425,056	296,327	300,629
Total debt obligations, net	$5,035,501	$4,573,737	$5,164,518	$5,466,920

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2022
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,669	$1,088	$20,581	$—
Interest rate derivatives	$9,640	$—	$9,640	$—

Liabilities:
Interest rate derivatives	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2021
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,224	$6,304	$13,920	$—

Liabilities:
Interest rate derivatives	$(12,585)	$—	$(12,585)	$—
(1)As of December 31, 2022 and 2021, marketable securities included $0.8 million and $0.1 million of net unrealized losses, respectively. As of December 31, 2022, the contractual maturities of the Company’s marketable securities are within the next five years.

Non-Recurring Fair Value
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. Fair value is determined by offers from third party buyers, market comparable data, third party appraisals, or discounted cash flow analyses. The cash flows utilized in such analyses are comprised of unobservable inputs that include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

During the years ended December 31, 2022 and December 31, 2021, no properties were remeasured to fair value as a result of impairment testing that were not sold prior to December 31, 2022 and December 31, 2021, respectively.

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

As of December 31, 2022, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table below includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The table does not include variable lease payments that may be received under certain leases for the reimbursement of property operating expenses or certain capital expenditures related to the maintenance of the Company’s properties, or percentage rents. These variable lease payments are recognized, in the case of reimbursements, in the period when the applicable expenditures are incurred and/or contractually required to be reimbursed or, in the case of percentage rents, upon the achievement of certain predetermined sales thresholds.

Year ending December 31,	Operating Leases
2023	$891,522
2024	801,802
2025	688,715
2026	586,755
2027	461,364
Thereafter	1,472,972

The Company recognized $9.0 million, $6.0 million, and $4.2 million of rental income based on percentage rents for the years ended December 31, 2022, 2021, and 2020, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. As of December 31, 2022 and 2021, receivables associated with the effects of recognizing rental income on a straight-line basis were $159.8 million and $139.5 million, respectively.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease ROU asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of December 31, 2022 the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Year Ended December 31,
Supplemental Statements of Operations Information	2022	2021	2020
Operating lease costs	$5,937	$5,920	$7,058
Short-term lease costs	—	1	39
Variable lease costs	207	329	519
Total lease costs	$6,144	$6,250	$7,616

	Year Ended December 31,
Supplemental Statements of Cash Flows Information	2022	2021	2020
Operating cash outflows from operating leases	$6,145	$6,147	$7,066
ROU assets obtained in exchange for operating lease liabilities	10,708	—	1,174
ROU assets reduction due to dispositions, held for sale, and lease modifications	(171)	(229)	(1,748)

Operating Lease Liabilities	As of December 31, 2022
Future minimum operating lease payments:
2023	$6,056
2024	5,962
2025	5,661
2026	4,936
2027	2,689
Thereafter	32,956
Total future minimum operating lease payments	58,260
Less: imputed interest	(18,337)
Operating lease liabilities	$39,923

	As of December 31,
Supplemental Balance Sheets Information	2022	2021
Operating lease liabilities(1)(2)	$39,923	$33,713
ROU assets(1)(3)	35,754	29,325
(1)As of December 31, 2022 and 2021, the weighted average remaining lease term was 16.0 years and 12.7 years, respectively, and the weighted average discount rate was 4.43% and 4.41%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2022, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company issued a new at-the-market equity offering program (the “ATM Program”) through which the Company may sell from time to time up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company's board of directors, sales agents, forward sellers, and forward purchasers. The ATM Program replaced the Company's prior at-the-market equity offering program (the "Prior ATM Program"), which was scheduled to expire on January 9, 2023. During the year ended December 31, 2022, the Company issued 2.1 million shares of common stock under the Prior ATM Program at an average price per share of $25.40 for total gross proceeds of $53.9 million, excluding commissions. The Company incurred commissions of $0.7 million in conjunction with the Prior ATM Program for the year ended December 31, 2022. During the year ended December 31, 2021, the Company issued 0.2 million shares of common stock under the Prior ATM Program at an average price per share of $25.06 for total gross proceeds of $5.2 million, excluding commissions. The Company incurred commissions of $0.1 million in conjunction with the Prior ATM Program for the year ended December 31, 2021. During the year ended December 31, 2020, the Company did not issue any shares of common stock under the Prior ATM Program. As of December 31, 2022, $400.0 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company established a new share repurchase program (the “Repurchase Program”) for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. The Repurchase Program replaced the Company’s prior share repurchase program (the “Prior Repurchase Program”), which was scheduled to expire on January 9, 2023. During the years ended December 31, 2022 and December 31, 2021, the Company did not repurchase any shares of common stock. During the year ended December 31, 2020, the Company repurchased 1.7 million shares of common stock under the Prior Repurchase Program at an average price per share of $15.14 for a total of $25.0 million, excluding commissions. The Company incurred commissions of less than $0.1 million in conjunction with the Prior Repurchase Program for the year ended December 31, 2020. As of December 31, 2022, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the years ended December 31, 2022 and 2021, the Company withheld 0.4 million and 0.3 million shares of its common stock, respectively.

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
•second, BPG Sub distributes to Brixmor Property Group Inc. its share of such distributions; and
•third, Brixmor Property Group Inc. distributes the amount authorized by the Company's board of directors and declared by Brixmor Property Group Inc. to its common stockholders on a pro rata basis.

During the years ended December 31, 2022, 2021, and 2020, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.980 per share/unit, $0.885 per share/unit, and $0.500 per share/unit, respectively. In response to COVID-19, the Company's board of directors suspended the dividend in the second and third quarters of 2020. In the fourth quarter of 2020, the Company's board of directors resumed the dividend at a rate of $0.215 per common share. As of December 31, 2022 and 2021, the Company had declared but unpaid common stock dividends and OP Unit distributions of $81.6 million and $74.4 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

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

During the years ended December 31, 2022, 2021, and 2020, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based criteria that are not market-based or performance-based criteria that are market-based, and contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance over a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.7 million, 1.0 million, and 0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, with vesting periods ranging from one to five years. For grants of service-based RSUs and performance-based RSUs that are not market-based, fair value is based on the Company’s grant date stock price. For grants of performance-based RSUs that are market-based, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Year Ended December 31,
Assumption	2022	2021	2020
Volatility	27.0% - 51.0%	50.0% - 64.0%	20.0% - 23.0%
Weighted average risk-free interest rate	1.08% - 1.39%	0.11% - 0.18%	1.20% - 1.30%
Weighted average common stock dividend yield	3.8% - 4.6%	4.1% - 5.8%	5.9% - 6.0%

Information with respect to RSUs for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,766	$35,502
Vested	(462)	(8,139)
Granted	753	13,760
Forfeited	(83)	(1,495)
Outstanding, December 31, 2020	1,974	39,628
Vested	(834)	(14,396)
Granted	1,225	22,406
Forfeited	(57)	(1,091)
Outstanding, December 31, 2021	2,308	46,547
Vested	(994)	(18,955)
Granted	981	25,476
Forfeited	(28)	(597)
Outstanding, December 31, 2022	2,267	$52,471

During the years ended December 31, 2022, 2021, and 2020, the Company recognized $25.2 million, $18.6 million, and $11.9 million of equity compensation expense, respectively, of which $1.8 million, $1.5 million, and $0.9 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s Consolidated Statements of Operations. As of December 31, 2022, the Company had $22.7 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Computation of Basic Earnings Per Share:
Net income	$354,193	$270,187	$121,173
Non-forfeitable dividends on unvested restricted shares	(1,002)	(748)	(410)
Net income attributable to the Company’s common stockholders for basic earnings per share	$353,191	$269,439	$120,763

Weighted average shares outstanding – basic	299,938	297,408	296,972

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.18	$0.91	$0.41

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$353,191	$269,439	$120,763

Weighted average shares outstanding – basic	299,938	297,408	296,972
Effect of dilutive securities:
Equity awards	1,804	1,427	927
Weighted average shares outstanding – diluted	301,742	298,835	297,899

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.17	$0.90	$0.41

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2022	2021	2020
Computation of Basic Earnings Per Unit:
Net income	$354,193	$270,187	$121,173
Non-forfeitable dividends on unvested restricted units	(1,002)	(748)	(410)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$353,191	$269,439	$120,763

Weighted average common units outstanding – basic	299,938	297,408	296,972

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.18	$0.91	$0.41

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$353,191	$269,439	$120,763

Weighted average common units outstanding – basic	299,938	297,408	296,972
Effect of dilutive securities:
Equity awards	1,804	1,427	927
Weighted average common units outstanding – diluted	301,742	298,835	297,899

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.17	$0.90	$0.41

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

Insurance Captive
The Company has a wholly owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance for the properties in the Company’s Portfolio. The Company formed Incap as part of its overall risk management program to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements. An actuarial analysis is performed to estimate future projected claims, related deductibles, and projected expenses necessary to fund associated risk management programs. Incap establishes annual premiums based on projections derived from the past loss experience of the Company’s Portfolio. Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by the Company’s tenants pursuant to specific lease terms.

Activity in the reserve for losses for the years ended December 31, 2022 and 2021 is summarized as follows:

	Year End December 31,
	2022	2021
Balance at the beginning of the year	$10,095	$10,960

Incurred related to:
Current year	3,002	2,808
Prior years	(86)	(955)
Total incurred	2,916	1,853

Paid related to:
Current year	(98)	4
Prior years	(2,224)	(2,722)
Total paid	(2,322)	(2,718)

Balance at the end of the year	$10,689	$10,095

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the years ended December 31, 2022, 2021, and 2020, the Company did not incur any material governmental fines resulting from environmental matters.

16. Income Taxes
The Company incurred income and other taxes of $2.7 million, $0.8 million, and $4.4 million for the years ended December 31, 2022, 2021, and 2020. These amounts are included in Other on the Company’s Consolidated Statements of Operations. See Note 1 for additional information regarding the Company’s income taxes and the Parent Company's REIT status.

17. Related-Party Transactions
As of December 31, 2022 and 2021, there were no material receivables from or payables to related parties. During the years ended December 31, 2022, 2021, and 2020, the Company did not engage in any material related-party transactions.

18. Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the “Savings Plan”) covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan, up to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2022, 2021, and 2020, the Company’s expense for the Savings Plan was $1.8 million, $1.6 million, and $1.6 million, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations.

19. Supplemental Financial Information
No retrospective adjustments were made to the Company’s Consolidated Financial Statements for the years ended December 31, 2022, 2021, and 2020.

20. Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2022 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2022 through the date the financial statements were issued.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

None.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Springdale	Mobile, AL	$7,460	$39,380	$26,441	$7,460	$65,821	$73,281	$(21,178)	2004	Jun-11
Northmall Centre	Tucson, AZ	3,140	18,882	(3,147)	2,202	16,673	18,875	(6,971)	1996	Jun-11
Bakersfield Plaza	Bakersfield, CA	4,000	25,537	15,123	4,502	40,158	44,660	(17,118)	1970	Jun-11
Brea Gateway	Brea, CA	23,716	68,925	1,570	23,716	70,495	94,211	(3,560)	1994	Jan-22
Carmen Plaza	Camarillo, CA	5,410	19,784	1,756	5,410	21,540	26,950	(6,971)	2000	Jun-11
Plaza Rio Vista	Cathedral, CA	2,465	12,687	831	2,465	13,518	15,983	(4,433)	2005	Oct-13
Cudahy Plaza	Cudahy, CA	4,490	13,474	19,183	4,778	32,369	37,147	(8,836)	2021	Jun-11
The Davis Collection	Davis, CA	4,270	18,372	1,038	4,270	19,410	23,680	(5,430)	1964	Jun-11
Felicita Plaza	Escondido, CA	4,280	12,464	1,379	4,280	13,843	18,123	(6,042)	2001	Jun-11
Felicita Town Center	Escondido, CA	11,231	31,381	1,596	11,231	32,977	44,208	(8,425)	1987	Dec-16
Arbor - Broadway Faire	Fresno, CA	5,940	34,123	227	5,691	34,599	40,290	(12,916)	1995	Jun-11
Lompoc Center	Lompoc, CA	4,670	16,321	4,705	4,670	21,026	25,696	(6,811)	1960	Jun-11
Briggsmore Plaza	Modesto, CA	2,140	12,257	2,262	2,043	14,616	16,659	(5,460)	1998	Jun-11
Montebello Plaza	Montebello, CA	13,360	33,743	7,478	13,360	41,221	54,581	(17,608)	1974	Jun-11
California Oaks Center	Murrieta, CA	5,180	15,441	4,857	5,180	20,298	25,478	(7,163)	1990	Jun-11
Pacoima Center	Pacoima, CA	7,050	15,955	1,304	7,050	17,259	24,309	(10,162)	1995	Jun-11
Metro 580	Pleasanton, CA	10,500	19,409	1,608	10,500	21,017	31,517	(9,772)	1996	Jun-11
Rose Pavilion	Pleasanton, CA	19,618	63,140	14,268	19,618	77,408	97,026	(25,056)	2019	Jun-11
Puente Hills Town Center	Rowland Heights, CA	15,670	39,997	4,245	15,670	44,242	59,912	(15,313)	1984	Jun-11
Ocean View Plaza	San Clemente, CA	15,750	30,757	2,126	15,750	32,883	48,633	(11,543)	1990	Jun-11
Plaza By The Sea	San Clemente, CA	9,607	5,461	5,887	9,607	11,348	20,955	(1,612)	1976	Dec-17
Village at Mira Mesa (6)	San Diego, CA	14,870	75,271	36,684	14,870	111,955	126,825	(32,680)	2023	Jun-11
San Dimas Plaza	San Dimas, CA	15,101	22,299	3,809	15,101	26,108	41,209	(9,224)	1986	Jun-11
Bristol Plaza	Santa Ana, CA	9,110	21,367	4,683	9,722	25,438	35,160	(7,955)	2003	Jun-11
Gateway Plaza	Santa Fe Springs, CA	9,980	31,263	1,955	9,980	33,218	43,198	(15,374)	2002	Jun-11
Santa Paula Center	Santa Paula, CA	3,520	18,079	1,078	3,520	19,157	22,677	(8,640)	1995	Jun-11
Vail Ranch Center (6)	Temecula, CA	3,750	22,933	9,882	3,750	32,815	36,565	(9,721)	2023	Jun-11
Country Hills Shopping Center	Torrance, CA	3,630	8,716	(124)	3,589	8,633	12,222	(3,229)	1977	Jun-11
Upland Town Square	Upland, CA	9,051	23,171	1,542	9,051	24,713	33,764	(5,964)	1994	Nov-17
Gateway Plaza - Vallejo(6)	Vallejo, CA	12,947	77,377	25,775	12,947	103,152	116,099	(34,544)	2023	Jun-11
Arvada Plaza	Arvada, CO	1,160	7,378	605	1,160	7,983	9,143	(4,786)	1994	Jun-11
Arapahoe Crossings	Aurora, CO	13,676	56,971	14,425	13,676	71,396	85,072	(23,524)	1996	Jul-13
Aurora Plaza	Aurora, CO	3,910	9,309	9,363	3,910	18,672	22,582	(6,083)	1996	Jun-11
Villa Monaco	Denver, CO	3,090	7,551	4,038	3,090	11,589	14,679	(4,179)	1978	Jun-11
Centennial Shopping Center	Englewood, CO	6,755	11,721	588	6,755	12,309	19,064	(2,254)	2013	Apr-19
Superior Marketplace	Superior, CO	7,090	37,670	4,756	6,924	42,592	49,516	(16,348)	1997	Jun-11
Westminster City Center(6)	Westminster, CO	6,040	45,099	12,939	6,040	58,038	64,078	(19,769)	2023	Jun-11
The Shoppes at Fox Run	Glastonbury, CT	3,550	23,162	4,306	3,600	27,418	31,018	(11,312)	1974	Jun-11
Groton Square	Groton, CT	2,730	28,311	2,288	2,730	30,599	33,329	(14,031)	1987	Jun-11
Parkway Plaza	Hamden, CT	4,100	7,844	40	4,100	7,884	11,984	(3,300)	2006	Jun-11
The Manchester Collection	Manchester, CT	8,200	51,455	(5,442)	8,200	46,013	54,213	(17,615)	2001	Jun-11
Turnpike Plaza	Newington, CT	3,920	23,880	(2,569)	3,920	21,311	25,231	(8,412)	2004	Jun-11
North Haven Crossing	North Haven, CT	5,430	16,371	1,911	5,430	18,282	23,712	(6,591)	1993	Jun-11
Christmas Tree Plaza	Orange, CT	4,870	15,160	2,257	4,870	17,417	22,287	(6,486)	1996	Jun-11
Stratford Square	Stratford, CT	5,970	12,433	6,575	5,860	19,118	24,978	(7,411)	1984	Jun-11
Waterbury Plaza	Waterbury, CT	5,420	18,062	1,456	4,793	20,145	24,938	(8,086)	2000	Jun-11
Waterford Commons	Waterford, CT	5,437	46,769	5,389	5,437	52,158	57,595	(19,978)	2004	Jun-11
Center of Bonita Springs	Bonita Springs, FL	10,946	38,467	1,005	10,946	39,472	50,418	(3,792)	2014	Apr-21
Coastal Way - Coastal Landing	Brooksville, FL	8,840	34,027	6,302	8,840	40,329	49,169	(15,262)	2008	Jun-11
Clearwater Mall	Clearwater, FL	15,300	55,060	5,174	15,300	60,234	75,534	(20,216)	1973	Jun-11
Coconut Creek Plaza	Coconut Creek, FL	7,400	25,600	5,504	7,400	31,104	38,504	(12,297)	2005	Jun-11
Century Plaza Shopping Center	Deerfield Beach, FL	3,050	8,688	4,375	3,050	13,063	16,113	(4,275)	2006	Jun-11
Northgate Shopping Center	DeLand, FL	3,500	11,008	3,644	3,500	14,652	18,152	(4,217)	1993	Jun-11
Sun Plaza	Fort Walton Beach, FL	4,480	12,658	2,043	4,480	14,701	19,181	(7,069)	2004	Jun-11
Normandy Square	Jacksonville, FL	1,936	5,567	1,567	1,936	7,134	9,070	(3,385)	1996	Jun-11
Regency Park Shopping Center	Jacksonville, FL	6,240	15,561	6,212	6,240	21,773	28,013	(7,826)	1985	Jun-11
Ventura Downs	Kissimmee, FL	3,580	8,237	5,243	3,580	13,480	17,060	(3,977)	2018	Jun-11
Marketplace at Wycliffe	Lake Worth, FL	7,930	16,228	(490)	7,930	15,738	23,668	(5,013)	2002	Jun-11
Venetian Isle Shopping Ctr	Lighthouse Point, FL	8,270	15,030	1,452	8,270	16,482	24,752	(6,306)	1992	Jun-11
Marco Town Center (6)	Marco Island, FL	7,235	27,490	11,897	7,235	39,387	46,622	(8,407)	2023	Oct-13
Mall at 163rd Street	Miami, FL	9,450	36,810	2,590	9,450	39,400	48,850	(12,772)	2007	Jun-11
Shops at Palm Lakes(6)	Miami, FL	10,896	17,596	21,832	10,896	39,428	50,324	(6,282)	2023	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Freedom Square	Naples, FL	4,760	15,328	10,713	4,735	26,066	30,801	(5,810)	2021	Jun-11
Granada Shoppes	Naples, FL	34,061	69,551	660	34,061	70,211	104,272	(4,089)	2011	Dec-21
Naples Plaza	Naples, FL	9,200	20,738	10,315	9,200	31,053	40,253	(12,128)	2013	Jun-11
Park Shore Plaza	Naples, FL	7,245	16,555	21,094	7,245	37,649	44,894	(14,118)	2017	Jun-11
Chelsea Place	New Port Richey, FL	3,303	9,879	498	3,303	10,377	13,680	(3,833)	1992	Oct-13
Presidential Plaza West	North Lauderdale, FL	2,070	5,634	2,193	2,070	7,827	9,897	(2,465)	2006	Jun-11
Colonial Marketplace	Orlando, FL	4,230	20,242	3,148	4,230	23,390	27,620	(10,054)	1986	Jun-11
Conway Crossing	Orlando, FL	3,208	12,496	551	3,163	13,092	16,255	(5,066)	2002	Oct-13
Hunter's Creek Plaza	Orlando, FL	3,589	6,907	2,485	3,589	9,392	12,981	(3,297)	1998	Oct-13
Pointe Orlando(6)	Orlando, FL	6,120	56,697	53,195	6,120	109,892	116,012	(29,513)	2023	Jun-11
Martin Downs Town Center	Palm City, FL	1,660	9,945	219	1,660	10,164	11,824	(3,064)	1996	Oct-13
Martin Downs Village Center	Palm City, FL	5,319	28,998	1,651	5,319	30,649	35,968	(9,997)	1987	Jun-11
23rd Street Station	Panama City, FL	3,120	9,115	1,560	3,120	10,675	13,795	(3,007)	1995	Jun-11
Panama City Square	Panama City, FL	5,690	15,789	6,253	5,690	22,042	27,732	(6,095)	1989	Jun-11
East Port Plaza(6)	Port St. Lucie, FL	4,099	22,498	4,838	4,099	27,336	31,435	(6,819)	2023	Oct-13
Shoppes of Victoria Square	Port St. Lucie, FL	3,450	6,789	932	3,450	7,721	11,171	(3,330)	1990	Jun-11
Lake St. Charles	Riverview, FL	2,801	6,966	404	2,801	7,370	10,171	(2,309)	1999	Oct-13
Cobblestone Village	Royal Palm Beach, FL	2,700	5,473	636	2,700	6,109	8,809	(2,006)	2005	Jun-11
Beneva Village Shoppes	Sarasota, FL	4,013	19,403	11,145	4,013	30,548	34,561	(8,359)	2020	Oct-13
Sarasota Village	Sarasota, FL	5,190	12,728	4,170	5,190	16,898	22,088	(6,311)	1972	Jun-11
Atlantic Plaza	Satellite Beach, FL	2,630	11,609	2,920	2,630	14,529	17,159	(5,257)	2008	Jun-11
Seminole Plaza	Seminole, FL	3,870	8,410	12,325	3,870	20,735	24,605	(5,424)	2020	Jun-11
Cobblestone Village	St. Augustine, FL	9,850	34,113	5,653	9,850	39,766	49,616	(15,505)	2003	Jun-11
Dolphin Village	St. Pete Beach, FL	9,882	16,220	3,163	9,882	19,383	29,265	(5,605)	1990	Oct-13
Rutland Plaza	St. Petersburg, FL	3,880	8,513	1,570	3,880	10,083	13,963	(4,220)	2002	Jun-11
Tyrone Gardens(6)	St. Petersburg, FL	5,690	10,456	5,416	5,690	15,872	21,562	(5,093)	2023	Jun-11
Downtown Publix	Stuart, FL	1,770	12,909	5,268	1,770	18,177	19,947	(5,722)	2000	Jun-11
Sunrise Town Center	Sunrise, FL	9,166	10,338	(2,396)	7,856	9,252	17,108	(3,464)	1989	Oct-13
Carrollwood Center	Tampa, FL	3,749	15,194	1,032	3,749	16,226	19,975	(6,358)	2002	Oct-13
Ross Plaza	Tampa, FL	2,808	12,205	(311)	2,640	12,062	14,702	(4,147)	1996	Oct-13
Tarpon Mall	Tarpon Springs, FL	7,800	14,221	3,965	7,800	18,186	25,986	(9,065)	2003	Jun-11
Venice Plaza	Venice, FL	3,245	14,650	1,340	3,245	15,990	19,235	(4,391)	1999	Oct-13
Venice Shopping Center	Venice, FL	2,555	6,847	2,150	2,555	8,997	11,552	(2,585)	2000	Oct-13
Venice Village	Venice, FL	7,157	26,773	10,472	7,157	37,245	44,402	(6,272)	2022	Nov-17
Mansell Crossing	Alpharetta, GA	19,840	34,689	(6,895)	15,461	32,173	47,634	(12,643)	1993	Jun-11
Northeast Plaza	Atlanta, GA	6,907	38,776	3,970	6,907	42,746	49,653	(14,725)	1952	Jun-11
Augusta West Plaza	Augusta, GA	1,070	8,643	(89)	1,070	8,554	9,624	(3,325)	2006	Jun-11
Sweetwater Village	Austell, GA	1,080	3,119	915	1,080	4,034	5,114	(2,103)	1985	Jun-11
Vineyards at Chateau Elan	Braselton, GA	2,202	14,690	652	2,202	15,342	17,544	(5,165)	2002	Oct-13
Salem Road Station	Covington, GA	670	11,517	1,058	670	12,575	13,245	(4,108)	2000	Oct-13
Keith Bridge Commons	Cumming, GA	1,601	15,162	890	1,601	16,052	17,653	(5,263)	2002	Oct-13
Northside	Dalton, GA	1,320	4,220	472	1,320	4,692	6,012	(1,435)	2001	Jun-11
Cosby Station	Douglasville, GA	2,650	6,660	845	2,650	7,505	10,155	(2,921)	1994	Jun-11
Park Plaza	Douglasville, GA	1,470	2,870	1,143	1,470	4,013	5,483	(1,530)	1986	Jun-11
Venture Pointe	Duluth, GA	2,460	7,995	5,745	2,460	13,740	16,200	(7,527)	1995	Jun-11
Banks Station	Fayetteville, GA	3,490	13,060	1,322	3,490	14,382	17,872	(6,317)	2006	Jun-11
Barrett Place	Kennesaw, GA	6,990	14,370	164	6,990	14,534	21,524	(6,023)	1992	Jun-11
Shops of Huntcrest	Lawrenceville, GA	2,093	18,230	171	2,093	18,401	20,494	(5,812)	2003	Oct-13
Mableton Walk	Mableton, GA	1,660	9,467	1,880	1,645	11,362	13,007	(4,020)	1994	Jun-11
The Village at Mableton(6)	Mableton, GA	2,040	6,647	10,549	2,040	17,196	19,236	(3,820)	2023	Jun-11
Eastlake Plaza	Marietta, GA	2,650	2,774	1,373	2,650	4,147	6,797	(1,442)	1982	Jun-11
New Chastain Corners	Marietta, GA	3,090	8,243	2,941	3,090	11,184	14,274	(4,249)	2004	Jun-11
Pavilions at Eastlake	Marietta, GA	4,770	12,874	3,431	4,770	16,305	21,075	(6,552)	1996	Jun-11
Creekwood Village	Rex, GA	1,400	4,893	515	1,400	5,408	6,808	(2,464)	1990	Jun-11
Connexion	Roswell, GA	2,627	28,074	432	2,627	28,506	31,133	(1,392)	2016	Dec-21
Holcomb Bridge Crossing	Roswell, GA	1,170	5,633	4,937	1,170	10,570	11,740	(4,776)	1988	Jun-11
Kings Market	Roswell, GA	6,758	33,899	1,559	6,758	35,458	42,216	(2,085)	2005	Dec-21
Victory Square	Savannah, GA	6,230	15,043	1,946	6,080	17,139	23,219	(5,669)	2007	Jun-11
Stockbridge Village	Stockbridge, GA	6,210	17,734	2,418	5,872	20,490	26,362	(8,979)	2008	Jun-11
Stone Mountain Festival	Stone Mountain, GA	5,740	17,078	(9,286)	3,328	10,204	13,532	(3,490)	2006	Jun-11
Wilmington Island	Wilmington Island, GA	2,630	8,108	1,244	2,630	9,352	11,982	(3,281)	1985	Oct-13
Haymarket Square	Des Moines, IA	3,360	10,665	3,651	3,360	14,316	17,676	(5,589)	1979	Jun-11
Annex of Arlington	Arlington Heights, IL	4,373	19,431	9,943	4,373	29,374	33,747	(11,121)	1999	Jun-11
Ridge Plaza	Arlington Heights, IL	3,720	11,128	3,651	3,720	14,779	18,499	(7,526)	2000	Jun-11
Southfield Plaza	Bridgeview, IL	5,880	18,756	4,572	5,880	23,328	29,208	(10,184)	2006	Jun-11
Commons of Chicago Ridge	Chicago Ridge, IL	4,310	39,714	7,028	4,310	46,742	51,052	(20,481)	1998	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Rivercrest Shopping Center	Crestwood, IL	11,010	41,063	11,746	11,010	52,809	63,819	(19,651)	1992	Jun-11
The Commons of Crystal Lake	Crystal Lake, IL	3,660	32,993	5,185	3,660	38,178	41,838	(13,814)	1987	Jun-11
Elk Grove Town Center	Elk Grove Village, IL	3,730	19,665	(8,183)	2,558	12,654	15,212	(3,887)	1998	Jun-11
Elmhurst Crossing	Elmhurst, IL	5,816	81,784	424	5,816	82,208	88,024	(2,521)	2005	Apr-22
The Quentin Collection	Kildeer, IL	6,002	27,280	1,387	6,002	28,667	34,669	(8,949)	2006	Jun-11
Butterfield Square	Libertyville, IL	3,430	13,370	3,103	3,430	16,473	19,903	(6,197)	1997	Jun-11
High Point Centre	Lombard, IL	7,510	21,583	8,943	7,510	30,526	38,036	(9,166)	2019	Jun-11
Long Meadow Commons	Mundelein, IL	4,700	11,597	3,433	4,700	15,030	19,730	(7,558)	1997	Jun-11
Westridge Court	Naperville, IL	11,150	75,719	19,172	10,560	95,481	106,041	(28,556)	1992	Jun-11
North Riverside Plaza	North Riverside, IL	5,117	57,577	253	5,117	57,830	62,947	(2,615)	2007	Apr-22
Ravinia Plaza	Orland Park, IL	2,069	24,288	381	2,069	24,669	26,738	(1,176)	1990	Feb-22
Rollins Crossing	Round Lake Beach, IL	3,040	23,623	1,710	3,040	25,333	28,373	(12,818)	1998	Jun-11
Tinley Park Plaza	Tinley Park, IL	12,250	22,511	21,559	12,250	44,070	56,320	(8,830)	2022	Jun-11
Meridian Village	Carmel, IN	2,290	7,746	2,694	2,089	10,641	12,730	(4,556)	1990	Jun-11
Columbus Center	Columbus, IN	1,480	14,740	7,284	1,480	22,024	23,504	(7,078)	1964	Jun-11
Market Centre	Goshen, IN	2,000	17,032	11,568	1,765	28,835	30,600	(7,381)	1994	Jun-11
Speedway Super Center	Speedway, IN	8,410	50,006	23,761	8,410	73,767	82,177	(24,573)	2022	Jun-11
Sagamore Park Centre	West Lafayette, IN	2,390	11,150	2,371	2,390	13,521	15,911	(5,705)	2018	Jun-11
Westchester Square	Lenexa, KS	3,250	14,555	4,049	3,250	18,604	21,854	(7,181)	1987	Jun-11
West Loop Shopping Center	Manhattan, KS	2,800	12,622	5,696	2,800	18,318	21,118	(7,955)	2013	Jun-11
North Dixie Plaza	Elizabethtown, KY	2,370	6,119	(916)	2,108	5,465	7,573	(2,146)	1992	Jun-11
Florence Plaza - Florence Square	Florence, KY	11,014	53,088	26,737	11,014	79,825	90,839	(28,877)	2014	Jun-11
Jeffersontown Commons	Jeffersontown, KY	3,920	14,866	(167)	3,920	14,699	18,619	(6,078)	1959	Jun-11
London Marketplace	London, KY	1,400	10,362	5,318	1,400	15,680	17,080	(4,175)	1994	Jun-11
Eastgate Shopping Center	Louisville, KY	4,300	13,975	2,938	4,300	16,913	21,213	(8,236)	2002	Jun-11
Plainview Village	Louisville, KY	2,600	10,541	1,656	2,600	12,197	14,797	(5,126)	1997	Jun-11
Stony Brook I & II	Louisville, KY	3,650	17,970	2,306	3,650	20,276	23,926	(8,652)	1988	Jun-11
Points West Plaza	Brockton, MA	2,200	10,605	2,312	2,200	12,917	15,117	(3,702)	1960	Jun-11
Burlington Square I, II & III	Burlington, MA	4,690	13,122	2,722	4,690	15,844	20,534	(5,876)	1992	Jun-11
Holyoke Shopping Center	Holyoke, MA	3,110	12,097	1,478	3,110	13,575	16,685	(6,299)	2000	Jun-11
WaterTower Plaza(6)	Leominster, MA	10,400	40,312	7,579	10,400	47,891	58,291	(15,369)	2023	Jun-11
Lunenberg Crossing	Lunenburg, MA	930	1,991	932	930	2,923	3,853	(1,212)	1994	Jun-11
Lynn Marketplace	Lynn, MA	3,100	5,678	4,859	3,100	10,537	13,637	(2,467)	1968	Jun-11
Webster Square Shopping Center	Marshfield, MA	5,532	27,284	1,264	5,532	28,548	34,080	(8,435)	2005	Jun-15
Berkshire Crossing	Pittsfield, MA	5,210	39,558	(7,562)	2,771	34,435	37,206	(14,690)	1994	Jun-11
Westgate Plaza	Westfield, MA	2,494	9,850	1,489	2,494	11,339	13,833	(3,129)	1996	Jun-11
Perkins Farm Marketplace	Worcester, MA	2,150	17,060	6,239	2,150	23,299	25,449	(9,522)	1967	Jun-11
South Plaza Shopping Center	California, MD	2,174	23,209	156	2,174	23,365	25,539	(6,910)	2005	Oct-13
Fox Run	Prince Frederick, MD	3,560	31,431	21,144	3,396	52,739	56,135	(13,271)	2022	Jun-11
Pine Tree Shopping Center	Portland, ME	2,860	19,182	1,989	2,860	21,171	24,031	(11,932)	1958	Jun-11
Arborland Center	Ann Arbor, MI	20,174	90,938	1,467	20,174	92,405	112,579	(25,214)	2000	Mar-17
Maple Village	Ann Arbor, MI	3,200	19,108	31,019	3,200	50,127	53,327	(13,504)	2020	Jun-11
Grand Crossing	Brighton, MI	1,780	7,540	2,144	1,780	9,684	11,464	(4,402)	2005	Jun-11
Farmington Crossroads	Farmington, MI	1,620	4,542	1,577	1,620	6,119	7,739	(2,961)	1986	Jun-11
Silver Pointe Shopping Center	Fenton, MI	3,840	12,631	4,770	3,840	17,401	21,241	(6,830)	1996	Jun-11
Cascade East	Grand Rapids, MI	1,280	5,433	2,734	1,280	8,167	9,447	(3,251)	1983	Jun-11
Delta Center	Lansing, MI	1,580	9,616	(1,225)	1,518	8,453	9,971	(3,962)	1985	Jun-11
Lakes Crossing	Muskegon, MI	1,440	13,571	513	1,200	14,324	15,524	(6,459)	2008	Jun-11
Redford Plaza	Redford, MI	7,510	20,174	7,815	7,510	27,989	35,499	(10,610)	1992	Jun-11
Hampton Village Centre	Rochester Hills, MI	5,370	48,930	16,847	5,370	65,777	71,147	(23,182)	2004	Jun-11
Southfield Plaza	Southfield, MI	1,320	4,085	3,023	1,320	7,108	8,428	(3,360)	1970	Jun-11
18 Ryan	Sterling Heights, MI	3,160	11,304	(329)	3,160	10,975	14,135	(3,627)	1997	Jun-11
Delco Plaza	Sterling Heights, MI	2,860	7,025	452	2,860	7,477	10,337	(3,386)	1996	Jun-11
West Ridge	Westland, MI	1,800	6,640	4,711	1,800	11,351	13,151	(5,615)	1989	Jun-11
Washtenaw Fountain Plaza	Ypsilanti, MI	2,030	7,234	2,146	2,030	9,380	11,410	(3,291)	2005	Jun-11
Southport Centre I - VI	Apple Valley, MN	4,960	18,527	849	4,602	19,734	24,336	(6,790)	1985	Jun-11
Champlin Marketplace	Champlin, MN	3,985	11,375	1,438	3,985	12,813	16,798	(1,199)	2005	Jun-21
Burning Tree Plaza	Duluth, MN	4,790	16,279	3,488	4,790	19,767	24,557	(7,070)	1987	Jun-11
Westwind Plaza	Minnetonka, MN	2,630	12,171	1,915	2,630	14,086	16,716	(4,667)	2007	Jun-11
Richfield Hub	Richfield, MN	7,960	19,907	262	7,619	20,510	28,129	(6,701)	1952	Jun-11
Roseville Center	Roseville, MN	1,620	8,593	7,480	1,620	16,073	17,693	(3,826)	2021	Jun-11
Marketplace @ 42	Savage, MN	5,150	13,221	4,118	5,100	17,389	22,489	(6,513)	1999	Jun-11
Sun Ray Shopping Center	St. Paul, MN	5,250	21,447	1,197	4,733	23,161	27,894	(10,188)	1958	Jun-11
White Bear Hills Shopping Center	White Bear Lake, MN	1,790	6,182	2,131	1,790	8,313	10,103	(3,592)	1996	Jun-11
Ellisville Square	Ellisville, MO	4,144	8,003	5,043	4,144	13,046	17,190	(6,057)	1989	Jun-11
Watts Mill Plaza	Kansas City, MO	2,610	13,868	1,246	2,610	15,114	17,724	(5,119)	1997	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Liberty Corners	Liberty, MO	2,530	8,918	3,666	2,530	12,584	15,114	(5,319)	1987	Jun-11
Maplewood Square	Maplewood, MO	1,450	4,720	500	1,450	5,220	6,670	(1,384)	1998	Jun-11
Devonshire Place	Cary, NC	940	4,533	4,845	940	9,378	10,318	(4,747)	1996	Jun-11
McMullen Creek Market	Charlotte, NC	10,590	24,266	8,391	10,590	32,657	43,247	(12,137)	1988	Jun-11
The Commons at Chancellor Park	Charlotte, NC	5,240	20,500	1,937	5,240	22,437	27,677	(9,479)	1994	Jun-11
Garner Towne Square	Garner, NC	6,233	23,681	3,828	6,233	27,509	33,742	(7,448)	1997	Oct-13
Franklin Square	Gastonia, NC	7,060	29,355	4,762	7,060	34,117	41,177	(12,700)	1989	Jun-11
Wendover Place	Greensboro, NC	15,990	42,299	4,378	15,881	46,786	62,667	(18,746)	2000	Jun-11
University Commons	Greenville, NC	5,350	26,253	3,776	5,350	30,029	35,379	(11,826)	1996	Jun-11
Kinston Pointe	Kinston, NC	2,180	8,540	522	2,180	9,062	11,242	(4,763)	2001	Jun-11
Roxboro Square	Roxboro, NC	1,550	8,976	430	1,550	9,406	10,956	(5,739)	2005	Jun-11
Innes Street Market	Salisbury, NC	12,180	27,462	481	10,548	29,575	40,123	(14,291)	2002	Jun-11
Crossroads	Statesville, NC	6,220	15,300	(20,674)	258	588	846	(169)	1997	Jun-11
New Centre Market	Wilmington, NC	5,730	15,217	4,556	5,730	19,773	25,503	(6,471)	1998	Jun-11
University Commons	Wilmington, NC	6,910	26,611	3,231	6,910	29,842	36,752	(11,632)	2007	Jun-11
Parkway Plaza	Winston-Salem, NC	6,910	17,604	4,358	6,727	22,145	28,872	(7,628)	2005	Jun-11
Stratford Commons	Winston-Salem, NC	2,770	9,562	133	2,770	9,695	12,465	(3,487)	1995	Jun-11
Bedford Grove	Bedford, NH	3,400	19,065	487	2,368	20,584	22,952	(5,599)	1989	Jun-11
Capitol Shopping Center	Concord, NH	2,160	11,584	6,610	2,160	18,194	20,354	(6,134)	2001	Jun-11
Willow Springs Plaza	Nashua, NH	3,490	20,288	(119)	3,490	20,169	23,659	(7,091)	1990	Jun-11
Seacoast Shopping Center	Seabrook, NH	2,230	8,967	975	2,230	9,942	12,172	(2,615)	1991	Jun-11
Tri-City Plaza	Somersworth, NH	1,900	10,034	5,832	1,900	15,866	17,766	(6,247)	1990	Jun-11
Laurel Square(6)	Brick, NJ	5,400	20,998	6,634	5,400	27,632	33,032	(7,254)	2023	Jun-11
the Shoppes at Cinnaminson	Cinnaminson, NJ	6,030	45,605	4,993	6,030	50,598	56,628	(19,307)	2010	Jun-11
Acme Clark	Clark, NJ	2,630	8,351	140	2,630	8,491	11,121	(4,260)	2007	Jun-11
Collegetown Shopping Center	Glassboro, NJ	1,560	16,336	24,272	1,560	40,608	42,168	(9,015)	2021	Jun-11
Hamilton Plaza	Hamilton, NJ	1,580	8,972	17,961	1,580	26,933	28,513	(5,225)	1972	Jun-11
Bennetts Mills Plaza	Jackson, NJ	3,130	17,126	1,942	3,130	19,068	22,198	(7,129)	2002	Jun-11
Marlton Crossing	Marlton, NJ	5,950	45,874	29,231	5,950	75,105	81,055	(27,327)	2019	Jun-11
Middletown Plaza	Middletown, NJ	5,060	41,800	(151)	5,060	41,649	46,709	(13,699)	2001	Jun-11
Larchmont Centre	Mount Laurel, NJ	4,421	14,985	748	4,421	15,733	20,154	(4,290)	1985	Jun-15
Old Bridge Gateway	Old Bridge, NJ	7,200	37,756	15,369	7,200	53,125	60,325	(16,023)	2022	Jun-11
Morris Hills Shopping Center	Parsippany, NJ	3,970	29,879	4,055	3,970	33,934	37,904	(12,160)	1994	Jun-11
Rio Grande Plaza	Rio Grande, NJ	1,660	12,627	2,436	1,660	15,063	16,723	(5,237)	1997	Jun-11
Ocean Heights Plaza	Somers Point, NJ	6,110	34,911	1,585	6,110	36,496	42,606	(12,537)	2006	Jun-11
Springfield Place	Springfield, NJ	1,773	4,577	2,107	1,773	6,684	8,457	(2,577)	1965	Jun-11
Tinton Falls Plaza	Tinton Falls, NJ	3,080	12,385	1,580	3,080	13,965	17,045	(5,259)	2006	Jun-11
Cross Keys Commons	Turnersville, NJ	5,840	33,347	4,701	5,726	38,162	43,888	(13,882)	1989	Jun-11
Parkway Plaza	Carle Place, NY	5,790	19,740	4,367	5,790	24,107	29,897	(6,882)	1993	Jun-11
Suffolk Plaza	East Setauket, NY	2,780	12,321	8,869	2,780	21,190	23,970	(3,701)	1998	Jun-11
Three Village Shopping Center	East Setauket, NY	5,310	15,849	988	5,310	16,837	22,147	(6,034)	1991	Jun-11
Stewart Plaza	Garden City, NY	6,040	21,970	18,147	6,040	40,117	46,157	(9,117)	2022	Jun-11
Dalewood I, II & III Shopping Center (6)	Hartsdale, NY	6,900	57,804	9,167	6,900	66,971	73,871	(19,171)	2023	Jun-11
Unity Plaza	East Fishkill, NY	2,100	14,051	20	2,100	14,071	16,171	(5,477)	2005	Jun-11
Cayuga Mall	Ithaca, NY	1,180	11,244	4,679	1,180	15,923	17,103	(5,080)	1969	Jun-11
Kings Park Plaza	Kings Park, NY	4,790	11,367	2,352	4,790	13,719	18,509	(5,065)	1985	Jun-11
Village Square Shopping Center	Larchmont, NY	1,320	5,137	958	1,320	6,095	7,415	(1,965)	1981	Jun-11
Falcaro's Plaza	Lawrence, NY	3,410	9,678	5,053	3,410	14,731	18,141	(4,309)	1972	Jun-11
Mamaroneck Centre	Mamaroneck, NY	2,198	1,999	11,719	2,198	13,718	15,916	(1,591)	2020	Jun-11
Sunshine Square	Medford, NY	7,350	24,713	2,640	7,350	27,353	34,703	(10,395)	2007	Jun-11
Wallkill Plaza	Middletown, NY	1,360	8,410	1,793	1,360	10,203	11,563	(4,552)	1986	Jun-11
Monroe ShopRite Plaza	Monroe, NY	1,840	16,111	501	1,840	16,612	18,452	(7,329)	1985	Jun-11
Rockland Plaza	Nanuet, NY	11,097	60,790	13,730	11,097	74,520	85,617	(21,288)	2006	Jun-11
North Ridge Shopping Center	New Rochelle, NY	4,910	9,612	3,097	4,910	12,709	17,619	(3,859)	1971	Jun-11
Nesconset Shopping Center	Port Jefferson Station, NY	5,510	20,473	7,443	5,510	27,916	33,426	(8,554)	1961	Jun-11
Riverhead	Riverhead, NY	6,331	—	36,162	3,899	38,594	42,493	(8,319)	2018	Jun-11
Roanoke Plaza	Riverhead, NY	5,050	15,177	1,512	5,050	16,689	21,739	(6,093)	2002	Jun-11
Rockville Centre	Rockville Centre, NY	3,590	6,982	394	3,590	7,376	10,966	(2,650)	1975	Jun-11
College Plaza	Selden, NY	8,270	14,267	10,187	8,270	24,454	32,724	(8,282)	2013	Jun-11
Campus Plaza	Vestal, NY	1,170	16,384	817	1,170	17,201	18,371	(7,290)	2003	Jun-11
Parkway Plaza	Vestal, NY	2,168	18,651	(267)	2,149	18,403	20,552	(8,568)	1995	Jun-11
Shoppes at Vestal	Vestal, NY	1,340	14,730	723	1,340	15,453	16,793	(4,597)	2000	Jun-11
Town Square Mall	Vestal, NY	2,520	41,457	11,525	2,520	52,982	55,502	(17,598)	1991	Jun-11
Highridge Plaza	Yonkers, NY	6,020	17,358	2,639	6,020	19,997	26,017	(6,187)	1977	Jun-11
Brunswick Town Center	Brunswick, OH	2,930	18,561	2,567	2,930	21,128	24,058	(7,365)	2004	Jun-11
Brentwood Plaza	Cincinnati, OH	5,090	20,513	2,542	5,090	23,055	28,145	(9,767)	2004	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Delhi Shopping Center	Cincinnati, OH	3,690	8,085	2,251	3,690	10,336	14,026	(4,418)	1973	Jun-11
Harpers Station	Cincinnati, OH	3,987	27,804	4,246	3,987	32,050	36,037	(13,178)	1994	Jun-11
Western Hills Plaza	Cincinnati, OH	8,690	27,664	15,903	8,690	43,567	52,257	(11,181)	2021	Jun-11
Western Village	Cincinnati, OH	3,420	12,817	1,025	3,420	13,842	17,262	(6,153)	2005	Jun-11
Crown Point	Columbus, OH	2,120	14,980	1,506	2,120	16,486	18,606	(7,974)	1980	Jun-11
Greentree Shopping Center	Columbus, OH	1,920	12,531	703	1,920	13,234	15,154	(6,943)	2005	Jun-11
South Towne Centre	Dayton, OH	4,990	43,152	7,511	4,990	50,663	55,653	(21,886)	1972	Jun-11
Southland Shopping Center	Middleburg Heights, OH	5,940	55,360	(7,858)	4,659	48,783	53,442	(19,692)	1951	Jun-11
The Shoppes at North Olmsted	North Olmsted, OH	510	4,151	(67)	510	4,084	4,594	(2,068)	2002	Jun-11
Surrey Square Mall	Norwood, OH	3,900	18,402	1,368	3,900	19,770	23,670	(8,026)	2010	Jun-11
Miracle Mile Shopping Plaza	Toledo, OH	1,510	15,792	3,165	1,411	19,056	20,467	(9,730)	1955	Jun-11
Marketplace	Tulsa, OK	5,040	13,249	2,874	5,040	16,123	21,163	(8,226)	1992	Jun-11
Village West	Allentown, PA	4,180	23,402	1,369	4,180	24,771	28,951	(9,482)	1999	Jun-11
Park Hills Plaza	Altoona, PA	4,390	23,218	(20,211)	586	6,811	7,397	(1,355)	1985	Jun-11
Bethel Park Shopping Center	Bethel Park, PA	3,060	18,457	2,138	3,060	20,595	23,655	(10,071)	1965	Jun-11
Lehigh Shopping Center	Bethlehem, PA	6,980	34,900	5,612	6,980	40,512	47,492	(18,093)	1955	Jun-11
Bristol Park	Bristol, PA	3,180	21,530	563	3,180	22,093	25,273	(8,136)	1993	Jun-11
Chalfont Village Shopping Center	Chalfont, PA	1,040	3,818	(229)	1,040	3,589	4,629	(1,385)	1989	Jun-11
New Britain Village Square	Chalfont, PA	4,250	24,449	2,560	4,250	27,009	31,259	(9,100)	1989	Jun-11
Collegeville Shopping Center	Collegeville, PA	3,410	7,451	6,761	3,410	14,212	17,622	(5,312)	2020	Jun-11
Plymouth Square Shopping Center (6)	Conshohocken, PA	17,001	44,208	25,886	17,001	70,094	87,095	(7,014)	2023	May-19
Whitemarsh Shopping Center	Conshohocken, PA	3,410	11,753	6,259	3,410	18,012	21,422	(5,366)	2002	Jun-11
Valley Fair	Devon, PA	1,810	8,161	(5,681)	1,152	3,138	4,290	(1,277)	2001	Jun-11
Dickson City Crossings(6)	Dickson City, PA	4,800	31,423	4,252	4,800	35,675	40,475	(13,678)	2023	Jun-11
Barn Plaza	Doylestown, PA	8,780	29,183	2,546	8,780	31,729	40,509	(14,367)	2002	Jun-11
Pilgrim Gardens	Drexel Hill, PA	2,090	5,043	4,937	2,090	9,980	12,070	(4,761)	1955	Jun-11
North Penn Market Place	Lansdale, PA	3,060	5,253	1,568	3,060	6,821	9,881	(2,722)	1977	Jun-11
Village at Newtown	Newtown, PA	7,690	37,765	43,366	7,690	81,131	88,821	(18,772)	2021	Jun-11
Ivyridge	Philadelphia, PA	7,100	21,004	(31)	7,100	20,973	28,073	(6,585)	1963	Jun-11
Roosevelt Mall	Philadelphia, PA	10,970	89,141	22,096	10,970	111,237	122,207	(36,279)	2020	Jun-11
Shoppes at Valley Forge	Phoenixville, PA	2,010	13,025	1,989	2,010	15,014	17,024	(6,945)	2003	Jun-11
County Line Plaza	Souderton, PA	910	8,346	3,441	910	11,787	12,697	(4,402)	1971	Jun-11
69th Street Plaza	Upper Darby, PA	640	4,362	999	640	5,361	6,001	(1,898)	1994	Jun-11
Warminster Towne Center	Warminster, PA	4,310	35,284	3,422	4,310	38,706	43,016	(14,083)	1997	Jun-11
Shops at Prospect	West Hempfield, PA	760	6,532	744	760	7,276	8,036	(2,858)	1994	Jun-11
Whitehall Square	Whitehall, PA	4,350	33,067	1,699	4,350	34,766	39,116	(12,872)	2006	Jun-11
Wilkes-Barre Township Marketplace	Wilkes-Barre, PA	2,180	17,430	3,582	2,180	21,012	23,192	(10,757)	2004	Jun-11
Belfair Towne Village	Bluffton, SC	4,265	31,801	2,850	4,265	34,651	38,916	(9,978)	2006	Jun-11
Milestone Plaza	Greenville, SC	2,563	15,645	2,935	2,563	18,580	21,143	(6,281)	1995	Oct-13
Circle Center	Hilton Head Island, SC	3,010	5,832	(1,085)	3,010	4,747	7,757	(1,487)	2000	Jun-11
Island Plaza	James Island, SC	2,940	9,252	3,708	2,940	12,960	15,900	(5,824)	1994	Jun-11
Festival Centre	North Charleston, SC	3,630	10,512	4,834	3,630	15,346	18,976	(7,759)	1987	Jun-11
Pawleys Island Plaza	Pawleys Island, SC	5,264	21,804	347	5,264	22,151	27,415	(1,272)	2015	Oct-21
Fairview Corners I & II	Simpsonville, SC	2,370	17,117	2,366	2,370	19,483	21,853	(7,587)	2003	Jun-11
Hillcrest Market Place(6)	Spartanburg, SC	4,190	34,825	12,798	4,190	47,623	51,813	(15,754)	2023	Jun-11
Watson Glen Shopping Center	Franklin, TN	5,220	14,990	1,976	5,220	16,966	22,186	(6,494)	1988	Jun-11
Williamson Square	Franklin, TN	7,730	22,789	6,625	7,730	29,414	37,144	(13,520)	1988	Jun-11
Greeneville Commons	Greeneville, TN	2,880	13,524	3,488	2,880	17,012	19,892	(5,768)	2002	Jun-11
Kingston Overlook	Knoxville, TN	2,060	6,743	699	2,060	7,442	9,502	(2,107)	1996	Jun-11
The Commons at Wolfcreek	Memphis, TN	23,239	58,489	20,496	23,239	78,985	102,224	(28,540)	2014	Jun-11
Georgetown Square	Murfreesboro, TN	3,716	8,598	2,495	3,716	11,093	14,809	(3,848)	2003	Jun-11
Nashboro Village	Nashville, TN	2,243	11,662	275	2,243	11,937	14,180	(4,648)	1998	Oct-13
Parmer Crossing	Austin, TX	5,927	11,282	1,913	5,927	13,195	19,122	(5,276)	1989	Jun-11
Baytown Shopping Center	Baytown, TX	3,410	6,776	3,541	3,410	10,317	13,727	(6,300)	1987	Jun-11
El Camino	Bellaire, TX	1,320	3,816	733	1,320	4,549	5,869	(1,977)	2008	Jun-11
Townshire	Bryan, TX	1,790	6,399	831	1,790	7,230	9,020	(4,327)	2002	Jun-11
Central Station	College Station, TX	4,340	21,704	2,840	4,340	24,544	28,884	(8,603)	1976	Jun-11
Rock Prairie Crossing	College Station, TX	2,460	13,618	99	2,401	13,776	16,177	(6,596)	2002	Jun-11
Carmel Village	Corpus Christi, TX	1,900	4,536	5,066	1,900	9,602	11,502	(2,547)	2019	Jun-11
Arboretum Village	Dallas, TX	17,154	33,384	772	17,154	34,156	51,310	(1,535)	2014	Jan-22
Claremont Village	Dallas, TX	1,700	3,035	(1,162)	1,700	1,873	3,573	(735)	1976	Jun-11
Kessler Plaza	Dallas, TX	1,390	3,702	1,647	1,390	5,349	6,739	(1,498)	1975	Jun-11
Stevens Park Village	Dallas, TX	1,270	3,182	671	1,270	3,853	5,123	(2,254)	1974	Jun-11
Webb Royal Plaza	Dallas, TX	2,470	6,576	(70)	2,470	6,506	8,976	(3,357)	1961	Jun-11
Wynnewood Village(6)	Dallas, TX	16,982	42,953	31,410	17,200	74,145	91,345	(21,000)	2023	Jun-11
Parktown	Deer Park, TX	2,790	7,319	1,176	2,790	8,495	11,285	(4,363)	1999	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Ridglea Plaza	Fort Worth, TX	2,770	16,178	190	2,770	16,368	19,138	(6,653)	1990	Jun-11
Trinity Commons	Fort Worth, TX	5,780	26,317	2,806	5,780	29,123	34,903	(12,472)	1998	Jun-11
Preston Ridge	Frisco, TX	25,820	127,082	13,005	25,820	140,087	165,907	(50,065)	2018	Jun-11
Village Plaza	Garland, TX	3,230	6,786	2,384	3,230	9,170	12,400	(3,417)	2002	Jun-11
Highland Village Town Center	Highland Village, TX	3,370	7,439	529	3,370	7,968	11,338	(2,729)	1996	Jun-11
Bay Forest	Houston, TX	1,500	6,557	525	1,500	7,082	8,582	(2,887)	2004	Jun-11
Beltway South	Houston, TX	3,340	9,759	795	3,340	10,554	13,894	(5,414)	1998	Jun-11
Braes Heights	Houston, TX	1,700	15,246	9,422	1,700	24,668	26,368	(6,287)	2022	Jun-11
Braesgate	Houston, TX	1,570	2,813	622	1,570	3,435	5,005	(1,765)	1997	Jun-11
Broadway	Houston, TX	1,720	5,472	2,605	1,720	8,077	9,797	(2,917)	2006	Jun-11
Clear Lake Camino South	Houston, TX	3,320	12,136	1,844	3,320	13,980	17,300	(5,561)	1964	Jun-11
Hearthstone Corners	Houston, TX	5,240	14,208	1,700	5,240	15,908	21,148	(5,310)	2019	Jun-11
Jester Village	Houston, TX	1,380	4,623	9,312	1,380	13,935	15,315	(2,270)	2022	Jun-11
Jones Plaza(6)	Houston, TX	2,110	11,450	3,529	2,110	14,979	17,089	(4,102)	2023	Jun-11
Jones Square	Houston, TX	3,210	10,716	2,186	3,210	12,902	16,112	(4,823)	1999	Jun-11
Maplewood	Houston, TX	1,790	5,535	1,702	1,790	7,237	9,027	(2,724)	2004	Jun-11
Merchants Park	Houston, TX	6,580	32,200	3,809	6,580	36,009	42,589	(15,179)	2009	Jun-11
Northgate	Houston, TX	740	1,707	436	740	2,143	2,883	(685)	1972	Jun-11
Northshore	Houston, TX	5,970	22,827	4,780	5,970	27,607	33,577	(11,138)	2001	Jun-11
Northtown Plaza	Houston, TX	4,990	18,209	5,047	4,990	23,256	28,246	(7,374)	1960	Jun-11
Orange Grove	Houston, TX	3,670	15,758	2,846	3,670	18,604	22,274	(8,503)	2005	Jun-11
Royal Oaks Village	Houston, TX	4,620	29,536	1,928	4,620	31,464	36,084	(11,120)	2001	Jun-11
Tanglewilde Center	Houston, TX	1,620	7,437	1,843	1,620	9,280	10,900	(3,900)	1998	Jun-11
West U Marketplace	Houston, TX	8,554	25,511	41	8,554	25,552	34,106	(1,016)	2000	Apr-22
Westheimer Commons	Houston, TX	5,160	12,866	4,675	5,160	17,541	22,701	(8,369)	1984	Jun-11
Crossroads Centre - Pasadena	Pasadena, TX	4,660	11,153	7,056	4,660	18,209	22,869	(6,699)	1997	Jun-11
Spencer Square	Pasadena, TX	5,360	19,464	681	4,861	20,644	25,505	(8,463)	1998	Jun-11
Pearland Plaza	Pearland, TX	3,020	9,076	1,989	3,020	11,065	14,085	(4,632)	1995	Jun-11
Market Plaza	Plano, TX	6,380	20,529	1,233	6,380	21,762	28,142	(8,299)	2002	Jun-11
Preston Park Village(6)	Plano, TX	8,506	81,652	3,966	8,506	85,618	94,124	(21,228)	2023	Oct-13
Keegan's Meadow	Stafford, TX	3,300	9,947	1,256	3,300	11,203	14,503	(4,181)	1999	Jun-11
Lake Pointe Village	Sugar Land, TX	19,827	65,239	(175)	19,827	65,064	84,891	(2,061)	2010	Jun-22
Texas City Bay	Texas City, TX	3,780	17,928	7,584	3,780	25,512	29,292	(8,575)	2005	Jun-11
Windvale Center	The Woodlands, TX	3,460	9,479	(1,846)	3,460	7,633	11,093	(2,202)	2002	Jun-11
Culpeper Town Square	Culpeper, VA	3,200	9,235	109	3,200	9,344	12,544	(3,333)	1999	Jun-11
Hanover Square	Mechanicsville, VA	3,540	16,145	5,609	3,540	21,754	25,294	(6,784)	1991	Jun-11
Tuckernuck Square	Richmond, VA	2,400	10,241	1,987	2,400	12,228	14,628	(4,168)	1981	Jun-11
Cave Spring Corners	Roanoke, VA	3,060	11,284	704	3,060	11,988	15,048	(6,336)	2005	Jun-11
Hunting Hills	Roanoke, VA	1,150	7,661	2,323	1,116	10,018	11,134	(4,936)	1989	Jun-11
Hilltop Plaza	Virginia Beach, VA	5,170	21,956	4,089	5,154	26,061	31,215	(9,788)	2010	Jun-11
Rutland Plaza	Rutland, VT	2,130	20,924	(3,912)	1,722	17,420	19,142	(6,596)	1997	Jun-11
Spring Mall	Greenfield, WI	2,540	16,383	(11,748)	912	6,263	7,175	(2,560)	2003	Jun-11
Mequon Pavilions	Mequon, WI	7,520	29,714	11,560	7,520	41,274	48,794	(14,739)	1967	Jun-11
Moorland Square Shopping Ctr	New Berlin, WI	2,080	9,256	1,529	2,080	10,785	12,865	(4,509)	1990	Jun-11
Paradise Pavilion	West Bend, WI	1,510	15,704	1,039	1,510	16,743	18,253	(8,126)	2000	Jun-11
Grand Central Plaza	Parkersburg, WV	670	5,704	(239)	670	5,465	6,135	(1,813)	1986	Jun-11
Remaining portfolio	Various	—	—	11,008	—	11,008	11,008	(439)
		$1,856,358	$7,416,750	$1,625,243	$1,820,358	$9,077,993	$10,898,351	$(2,996,759)
(1) As of December 31, 2022, all of the Company’s shopping centers were unencumbered.
(2) The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(3) The balance for costs capitalized subsequent to acquisition could include parcels/out-parcels sold, assets held-for-sale, assets written off, and/or provisions for impairment.
(4) Depreciation of the buildings and improvements are calculated over the estimated useful lives which can be up to forty years.
(5) Year of most recent redevelopment or year built if no redevelopment has occurred.
(6) Indicates property is currently in redevelopment.

As of December 31, 2022, the aggregate cost for federal income tax purposes was approximately $12.0 billion.

	Year Ending December 31,
	2022	2021	2020
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$10,428,414	$10,163,561	$10,123,600
Acquisitions and improvements	772,025	579,156	276,321
Real estate held for sale	(15,852)	(23,520)	(21,927)
Impairment of real estate	(5,724)	(1,898)	(19,551)
Cost of property sold	(227,529)	(211,218)	(102,688)
Write-off of assets no longer in service	(52,983)	(77,667)	(92,194)
Balance at end of year	$10,898,351	$10,428,414	$10,163,561

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$2,813,329	$2,659,448	$2,481,250
Depreciation expense	316,789	314,689	295,645
Property sold	(86,688)	(75,870)	(42,658)
Write-off of assets no longer in service	(46,671)	(84,938)	(74,789)
Balance at end of year	$2,996,759	$2,813,329	$2,659,448