Form 10-Q
period 2023-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2023-05-01
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_____
Commission File Number: 001-36160 (Brixmor Property Group)
Commission File Number: 333-268091-01 (Brixmor Operating Partnership LP)

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
As of April 1, 2023, Brixmor Property Group Inc. had 300,547,690 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our,” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of March 31, 2023, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2022 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, general economic contractions, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2023	December 31, 2022
Assets
Real estate
Land	$1,806,186	$1,820,358
Buildings and improvements	9,051,939	9,077,993
	10,858,125	10,898,351
Accumulated depreciation and amortization	(3,022,868)	(2,996,759)
Real estate, net	7,835,257	7,901,592

Cash and cash equivalents	3,430	16,492
Restricted cash	31,999	4,767
Marketable securities	20,642	21,669
Receivables, net	246,914	264,146
Deferred charges and prepaid expenses, net	157,034	154,141
Real estate assets held for sale	—	10,439
Other assets	59,522	62,684
Total assets	$8,354,798	$8,435,930

Liabilities
Debt obligations, net	$4,958,480	$5,035,501
Accounts payable, accrued expenses and other liabilities	508,802	535,419
Total liabilities	5,467,282	5,570,920

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 309,674,682 and 309,042,754 shares issued and 300,547,690 and 299,915,762 shares outstanding	3,005	2,999
Additional paid-in capital	3,292,779	3,299,496
Accumulated other comprehensive income	5,120	8,851
Distributions in excess of net income	(413,388)	(446,336)
Total equity	2,887,516	2,865,010
Total liabilities and equity	$8,354,798	$8,435,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$311,130	$298,362
Other revenues	314	267
Total revenues	311,444	298,629

Operating expenses
Operating costs	35,895	34,796
Real estate taxes	44,688	41,640
Depreciation and amortization	87,741	84,222
Impairment of real estate assets	1,100	4,590
General and administrative	29,172	28,000
Total operating expenses	198,596	193,248

Other income (expense)
Dividends and interest	15	75
Interest expense	(48,680)	(47,322)
Gain on sale of real estate assets	48,468	21,911
Other	(405)	(539)
Total other expense	(602)	(25,875)

Net income	$112,246	$79,506

Net income per common share:
Basic	$0.37	$0.27
Diluted	$0.37	$0.26
Weighted average shares:
Basic	300,821	298,528
Diluted	301,833	299,457
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2023	2022
Net income	$112,246	$79,506
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(3,988)	11,281
Change in unrealized gain (loss) on marketable securities	257	(329)
Total other comprehensive income (loss)	(3,731)	10,952
Comprehensive income	$108,515	$90,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2022	297,210	$2,972	$3,231,732	$(12,674)	$(503,684)	$2,718,346
Common stock dividends ($0.240 per common share)	—	—	—	—	(73,156)	(73,156)
Equity based compensation expense	—	—	4,620	—	—	4,620
Other comprehensive income	—	—	—	10,952	—	10,952
Issuance of common stock	2,278	23	43,825	—	—	43,848
Repurchases of common shares in conjunction with equity award plans	—	—	(10,458)	—	—	(10,458)
Net income	—	—	—	—	79,506	79,506
Ending balance, March 31, 2022	299,488	2,995	3,269,719	(1,722)	(497,334)	2,773,658

Beginning balance, January 1, 2023	299,916	$2,999	$3,299,496	$8,851	$(446,336)	$2,865,010
Common stock dividends ($0.260 per common share)	—	—	—	—	(79,298)	(79,298)
Equity based compensation expense	—	—	4,518	—	—	4,518
Other comprehensive loss	—	—	—	(3,731)	—	(3,731)
Issuance of common stock	632	6	(6)	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,229)	—	—	(11,229)
Net income	—	—	—	—	112,246	112,246
Ending balance, March 31, 2023	300,548	3,005	3,292,779	5,120	(413,388)	2,887,516
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$112,246	$79,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,741	84,222
Accretion of debt premium and discount, net	(716)	(716)
Deferred financing cost amortization	1,755	1,766
Accretion of above- and below-market leases, net	(3,389)	(2,971)
Tenant inducement amortization and other	804	1,048
Impairment of real estate assets	1,100	4,590
Gain on sale of real estate assets	(48,468)	(21,911)
Equity based compensation	4,191	4,315
Changes in operating assets and liabilities:
Receivables, net	15,578	(4,682)
Deferred charges and prepaid expenses	(11,815)	(8,605)
Other assets	(215)	(180)
Accounts payable, accrued expenses and other liabilities	(23,758)	(24,122)
Net cash provided by operating activities	135,054	112,260

Investing activities:
Improvements to and investments in real estate assets	(72,376)	(70,121)
Acquisitions of real estate assets	—	(164,262)
Proceeds from sales of real estate assets	119,659	58,870
Purchase of marketable securities	(6,162)	(8,844)
Proceeds from sale of marketable securities	7,364	9,420
Net cash provided by (used in) investing activities	48,485	(174,937)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(195,000)	(115,000)
Proceeds from borrowings under unsecured revolving credit facility	117,000	210,000
Repayment of borrowings under unsecured term loans and notes	—	(250,000)
Deferred financing and debt extinguishment costs	(60)	—
Proceeds from issuances of common shares	—	43,871
Distributions to common stockholders	(80,080)	(73,095)
Repurchases of common shares in conjunction with equity award plans	(11,229)	(10,458)
Net cash used in financing activities	(169,369)	(194,682)

Net change in cash, cash equivalents and restricted cash	14,170	(257,359)
Cash, cash equivalents and restricted cash at beginning of period	21,259	297,743
Cash, cash equivalents and restricted cash at end of period	$35,429	$40,384

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$3,430	$31,567
Restricted cash	31,999	8,817
Cash, cash equivalents and restricted cash at end of period	$35,429	$40,384

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $949 and $677	$50,250	$48,491
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2023	December 31, 2022
Assets
Real estate
Land	$1,806,186	$1,820,358
Buildings and improvements	9,051,939	9,077,993
	10,858,125	10,898,351
Accumulated depreciation and amortization	(3,022,868)	(2,996,759)
Real estate, net	7,835,257	7,901,592

Cash and cash equivalents	3,430	15,565
Restricted cash	31,999	4,767
Marketable securities	20,642	21,669
Receivables, net	246,914	264,146
Deferred charges and prepaid expenses, net	157,034	154,141
Real estate assets held for sale	—	10,439
Other assets	59,522	62,684
Total assets	$8,354,798	$8,435,003

Liabilities
Debt obligations, net	$4,958,480	$5,035,501
Accounts payable, accrued expenses and other liabilities	508,828	535,419
Total liabilities	5,467,308	5,570,920

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 309,674,682 and 309,042,754 units issued and 300,547,690 and 299,915,762 units outstanding	2,882,370	2,855,232
Accumulated other comprehensive income	5,120	8,851
Total capital	2,887,490	2,864,083
Total liabilities and capital	$8,354,798	$8,435,003
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$311,130	$298,362
Other revenues	314	267
Total revenues	311,444	298,629

Operating expenses
Operating costs	35,895	34,796
Real estate taxes	44,688	41,640
Depreciation and amortization	87,741	84,222
Impairment of real estate assets	1,100	4,590
General and administrative	29,172	28,000
Total operating expenses	198,596	193,248

Other income (expense)
Dividends and interest	15	75
Interest expense	(48,680)	(47,322)
Gain on sale of real estate assets	48,468	21,911
Other	(405)	(539)
Total other expense	(602)	(25,875)

Net income	$112,246	$79,506

Net income per common unit:
Basic	$0.37	$0.27
Diluted	$0.37	$0.26
Weighted average units:
Basic	300,821	298,528
Diluted	301,833	299,457
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2023	2022
Net income	$112,246	$79,506
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(3,988)	11,282
Change in unrealized gain (loss) on marketable securities	257	(329)
Total other comprehensive income (loss)	(3,731)	10,953
Comprehensive income	$108,515	$90,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2022	$2,715,863	$(12,675)	$2,703,188
Distributions to partners	(64,527)	—	(64,527)
Equity based compensation expense	4,620	—	4,620
Other comprehensive income	—	10,953	10,953
Issuance of OP Units	43,848	—	43,848
Repurchases of OP Units in conjunction with equity award plans	(10,458)	—	(10,458)
Net income	79,506	—	79,506
Ending balance, March 31, 2022	2,768,852	(1,722)	2,767,130

Beginning balance, January 1, 2023	$2,855,232	$8,851	$2,864,083
Distributions to partners	(78,397)	—	(78,397)
Equity based compensation expense	4,518	—	4,518
Other comprehensive loss	—	(3,731)	(3,731)
Repurchases of OP Units in conjunction with equity award plans	(11,229)	—	(11,229)
Net income	112,246	—	112,246
Ending balance, March 31, 2023	2,882,370	5,120	2,887,490
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$112,246	$79,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,741	84,222
Accretion of debt premium and discount, net	(716)	(716)
Deferred financing cost amortization	1,755	1,766
Accretion of above- and below-market leases, net	(3,389)	(2,971)
Tenant inducement amortization and other	804	1,048
Impairment of real estate assets	1,100	4,590
Gain on sale of real estate assets	(48,468)	(21,911)
Equity based compensation	4,191	4,315
Changes in operating assets and liabilities:
Receivables, net	15,578	(4,682)
Deferred charges and prepaid expenses	(11,815)	(8,605)
Other assets	(215)	(180)
Accounts payable, accrued expenses and other liabilities	(23,758)	(24,122)
Net cash provided by operating activities	135,054	112,260

Investing activities:
Improvements to and investments in real estate assets	(72,376)	(70,121)
Acquisitions of real estate assets	—	(164,262)
Proceeds from sales of real estate assets	119,659	58,870
Purchase of marketable securities	(6,162)	(8,844)
Proceeds from sale of marketable securities	7,364	9,420
Net cash provided by (used in) investing activities	48,485	(174,937)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(195,000)	(115,000)
Proceeds from borrowings under unsecured revolving credit facility	117,000	210,000
Repayment of borrowings under unsecured term loans and notes	—	(250,000)
Deferred financing and debt extinguishment costs	(60)	—
Proceeds from issuances of OP Units	—	43,871
Partner distributions and repurchases of OP Units	(90,382)	(74,923)
Net cash used in financing activities	(168,442)	(186,052)

Net change in cash, cash equivalents and restricted cash	15,097	(248,729)
Cash, cash equivalents and restricted cash at beginning of period	20,332	282,585
Cash, cash equivalents and restricted cash at end of period	$35,429	$33,856

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$3,430	$25,039
Restricted cash	31,999	8,817
Cash, cash equivalents and restricted cash at end of period	$35,429	$33,856

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $949 and $677	$50,250	$48,491
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed corporation that has elected to be taxed as a real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2023, the Company’s portfolio was comprised of 367 shopping centers (the “Portfolio”) totaling approximately 65 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and accompanying notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2023.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2023 and December 31, 2022. Open tax years generally range from 2019 through 2022 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2023, the Company did not acquire any assets.

During the three months ended March 31, 2022, the Company acquired the following assets, in separate transactions:

Description(1)(2)	Location	Month Acquired	GLA	Aggregate Purchase Price(3)
Brea Gateway	Brea, CA	Jan-22	181,819	$83,991
Land at Cobblestone Village	St. Augustine, FL	Jan-22	N/A	1,661
Arboretum Village	Dallas, TX	Jan-22	95,354	46,330
Ravinia Plaza	Orland Park, IL	Feb-22	101,800	26,160
Adjustments related to previously acquired assets	Various	Various	N/A	50
			378,973	158,192
(1)No debt was assumed related to any of the listed acquisitions.
(2)In addition, during the three months ended March 31, 2022, the Company funded $6.1 million of deposits on assets that were under contract to be acquired.
(3)Aggregate purchase price includes $0.8 million of transaction costs, offset by $2.0 million of closing credits.

The aggregate purchase price of the assets acquired during the three months ended March 31, 2022, has been allocated as follows:

Three Months Ended March 31,
Assets(1)	2022
Land	$44,600
Buildings	100,883
Building and tenant improvements	14,917
Above-market leases(2)	543
In-place leases(3)	10,319
Total assets acquired	$171,262

Liabilities
Below-market leases(4)	$11,244
Other liabilities	1,826
Total liabilities	13,070
Net assets acquired	$158,192
(1)In addition, during the three months ended March 31, 2022, the Company funded $6.1 million of deposits on assets that were under contract to be acquired.
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

3. Dispositions and Assets Held for Sale
During the three months ended March 31, 2023, the Company disposed of six shopping centers and two partial shopping centers for aggregate net proceeds of $119.7 million, resulting in aggregate gain of $48.5 million.

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

As of March 31, 2023, the Company had no properties held for sale. As of December 31, 2022, the Company had one property and two partial properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale as of December 31, 2022:

Assets	December 31, 2022
Land	$1,988
Buildings and improvements	13,864
Accumulated depreciation and amortization	(5,625)
Real estate, net	10,227
Other assets	212
Assets associated with real estate assets held for sale	$10,439

There were no discontinued operations for the three months ended March 31, 2023 and 2022 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2023	December 31, 2022
Land	$1,806,186	$1,820,358
Buildings and improvements:
Buildings and tenant improvements	8,526,051	8,535,279
Lease intangibles(1)	525,888	542,714
	10,858,125	10,898,351
Accumulated depreciation and amortization(2)	(3,022,868)	(2,996,759)
Total	$7,835,257	$7,901,592
(1)As of March 31, 2023 and December 31, 2022, Lease intangibles consisted of $475.8 million and $492.0 million, respectively, of in-place leases and $50.1 million and $50.7 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of March 31, 2023 and December 31, 2022, Accumulated depreciation and amortization included $453.4 million and $465.2 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of March 31, 2023 and December 31, 2022, the Company had intangible liabilities relating to below-market leases of $339.9 million and $349.7 million, respectively, and accumulated accretion of $247.0 million and $252.9 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended March 31, 2023 and 2022 was $3.4 million and $3.0 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2023 and 2022 was $4.5 million and $4.1 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2023 (remaining nine months)	$(7,627)	$11,095
2024	(9,565)	11,908
2025	(8,302)	8,762
2026	(7,267)	6,303
2027	(6,173)	4,805

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

The Company recognized the following impairments during the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Property Name(1)	Location	GLA	Impairment Charge
The Manchester Collection - Crossroads	Manchester, CT	172,474	$1,100
		172,474	$1,100
(1)The Company recognized an impairment charge based upon offers from third-party buyers in connection with the Company’s capital recycling program.

The Company recognized the following impairments during the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Property Name(1)	Location	GLA	Impairment Charge
Torrington Plaza (2)	Torrington, CT	125,496	$3,502
New Garden Center (2)	Kennett Square, PA	147,370	1,088
		272,866	$4,590
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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt. During the three months ended March 31, 2023, the Company entered into three forward starting interest rate swap agreements with an effective date of May 1, 2023, an aggregate notional amount of $200.0 million, a weighted average fixed rate of 3.59%, and an expiration date of July 26, 2027. During the year ended December 31, 2022, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2023 and December 31, 2022 is as follows:

	Number of Instruments		Notional Amount
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest Rate Swaps(1)	7	4	$500,000	$300,000
(1)Interest Rate Swaps outstanding as of March 31, 2023 include three forward interest rate swap agreements with an effective date of May 1, 2023 and aggregate notional amount of $200.0 million.

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of March 31, 2023 and December 31, 2022 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	March 31, 2023	December 31, 2022
Gross derivative assets	$7,383	$9,640
Gross derivative liabilities	(1,731)	—
Net derivative assets (liabilities)	$5,652	$9,640
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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2023	2022
Change in unrealized gain (loss) on interest rate swaps	$(2,467)	$9,434
Amortization (accretion) of interest rate swaps to interest expense	(1,521)	1,847
Change in unrealized gain (loss) on interest rate swaps, net	$(3,988)	$11,281
The Company estimates that $8.0 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2023 and 2022.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2023 and December 31, 2022, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of March 31, 2023 and December 31, 2022, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2023	December 31, 2022	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,618,453	$4,618,453	2.25% – 7.97%	2024 – 2031
Net unamortized premium	23,072	23,787
Net unamortized debt issuance costs	(21,191)	(22,325)
Total notes payable, net	$4,620,334	$4,619,915

Unsecured Credit Facility
Revolving Facility	$47,000	$125,000	6.01%	2026
Term Loan Facility(3)	300,000	300,000	5.96%	2027
Net unamortized debt issuance costs	(8,854)	(9,414)
Total Unsecured Credit Facility and term loans	$338,146	$415,586

Total debt obligations, net	$4,958,480	$5,035,501
(1)Stated interest rates as of March 31, 2023 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.69% as of March 31, 2023.
(3)Effective June 1, 2022, the Company has in place four interest rate swap agreements that convert the variable interest rate on the $300.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 2.59% (plus a spread of 119 basis points) through July 26, 2024.

2023 Debt Transactions
The Operating Partnership has an unsecured credit facility as amended and restated April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $300.0 million term loan facility, in addition to a $200.0 million delayed draw term loan (together the "Term Loan Facility"). During the three months ended March 31, 2023, the Operating Partnership repaid $78.0 million, net of borrowings, under its Revolving Facility, with proceeds from dispositions.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2023.

Debt Maturities
As of March 31, 2023 and December 31, 2022, the Company had accrued interest of $44.7 million and $47.3 million outstanding, respectively. As of March 31, 2023, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2023 (remaining nine months)	$—
2024	500,000
2025	700,000
2026	654,542
2027	700,000
Thereafter	2,410,911
Total debt maturities	4,965,453
Net unamortized premium	23,072
Net unamortized debt issuance costs	(30,045)
Total debt obligations, net	$4,958,480

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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2023		December 31, 2022
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,620,334	$4,201,789	$4,619,915	$4,148,681
Unsecured Credit Facility	338,146	347,000	415,586	425,056
Total debt obligations, net	$4,958,480	$4,548,789	$5,035,501	$4,573,737
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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,642	$1,309	$19,333	$—
Interest rate derivatives	$7,383	$—	$7,383	$—

Liabilities:
Interest rate derivatives	$(1,731)	$—	$(1,731)	$—

	Fair Value Measurements as of December 31, 2022
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,669	$1,088	$20,581	$—
Interest rate derivatives	$9,640	$—	$9,640	$—
(1)As of March 31, 2023 and December 31, 2022, marketable securities included $0.5 million and $0.8 million of net unrealized losses, respectively. As of March 31, 2023, the contractual maturities of the Company’s marketable securities are within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the three months ended March 31, 2023, excluding the properties sold prior to March 31, 2023. During the year ended December 31, 2022, no properties were remeasured to fair value as a result of impairment testing that were not sold prior to December 31, 2022.

	Fair Value Measurements as of March 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$17,671	$—	$—	$17,671	$1,100
(1)There were no properties remeasured to fair value during the three months ended March 31, 2023 that were sold prior to March 31, 2023.
(2)The carrying value of The Manchester Collection — Crossroads, which was remeasured to fair value based upon offers from third-party buyers during the three months ended March 31, 2023, is $17.7 million.

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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are recognized upon the achievement of certain predetermined sales thresholds. The Company recognized $3.8 million and $3.4 million of income based on percentage rents for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of March 31, 2023, the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended March 31,
Supplemental Statements of Operations Information	2023	2022
Operating lease costs	$1,411	$1,438
Variable lease costs	139	80
Total lease costs	$1,550	$1,518

	Three Months Ended March 31,
Supplemental Statements of Cash Flows Information	2023	2022
Operating cash outflows from operating leases	$1,514	$1,538
ROU assets obtained in exchange for operating lease liabilities	23	112

Operating Lease Liabilities	As of March 31, 2023
Future minimum operating lease payments:
2023 (remaining nine months)	$4,542
2024	5,962
2025	5,661
2026	4,936
2027	2,720
2028	1,914
Thereafter	31,041
Total future minimum operating lease payments	56,776
Less: imputed interest	(17,909)
Operating lease liabilities	$38,867

Supplemental Balance Sheets Information	As of March 31, 2023	As of December 31, 2022
Operating lease liabilities(1)(2)	$38,867	$39,923
ROU assets(1)(3)	34,801	35,754
(1)As of March 31, 2023 and December 31, 2022, the weighted average remaining lease term was 16.0 years and 16.0 years, respectively, and the weighted average discount rate was 4.43% and 4.43%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2023, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the “ATM Program”) through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. The ATM Program replaced the Company's prior at-the-market equity offering program (the "Prior ATM Program"), which was scheduled to expire on January 9, 2023. During the three months ended March 31, 2023, the Company did not issue any shares of common stock under the ATM Program. During the three months ended March 31, 2022, the Company issued 1.7 million shares of common stock under the Prior ATM Program at an average price per share of $25.49, for total gross proceeds of $44.4 million, excluding commissions. The Company incurred commissions of $0.6 million in conjunction with the Prior ATM Program for the three months ended March 31, 2022. As of March 31, 2023, $400.0 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the “Repurchase Program”) for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. The Repurchase Program replaced the Company's prior share repurchase program (the "Prior Repurchase Program"), which was scheduled to expire on January 9, 2023. During the three months ended March 31, 2023 and 2022, the Company did not repurchase any shares of common stock. As of March 31, 2023, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units (“RSUs”) under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the three months ended March 31, 2023 and 2022, the Company withheld 0.5 million and 0.4 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended March 31, 2023 and 2022, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.26 per share/unit and $0.24 per share/unit, respectively. As of March 31, 2023 and December 31, 2022, the Company had declared but unpaid common stock dividends and OP Unit distributions of $80.9 million and $81.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.7 million and 0.7 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSUs granted, fair value is based on the Company’s grant date stock price. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Three Months Ended March 31, 2023	Year Ended, December 31, 2022
Volatility	32.0% - 52.0%	27.0% - 51.0%
Weighted average risk-free interest rate	3.79% - 5.18%	1.08% - 1.39%
Weighted average common stock dividend yield	4.3% - 4.8%	3.8% - 4.6%

During the three months ended March 31, 2023 and 2022, the Company recognized $4.5 million and $4.6 million of equity compensation expense, respectively, of which $0.3 million and $0.3 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023, the Company had $33.7 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Computation of Basic Earnings Per Share:
Net income	$112,246	$79,506
Non-forfeitable dividends on unvested restricted shares	(295)	(228)
Net income attributable to the Company’s common stockholders for basic earnings per share	$111,951	$79,278

Weighted average number shares outstanding – basic	300,821	298,528

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.37	$0.27

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$111,951	$79,278

Weighted average shares outstanding – basic	300,821	298,528
Effect of dilutive securities:
Equity awards	1,012	929
Weighted average shares outstanding – diluted	301,833	299,457

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.37	$0.26

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2023	2022
Computation of Basic Earnings Per Unit:
Net income	$112,246	$79,506
Non-forfeitable dividends on unvested restricted units	(295)	(228)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$111,951	$79,278

Weighted average number common units outstanding – basic	300,821	298,528

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.37	$0.27

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$111,951	$79,278

Weighted average common units outstanding – basic	300,821	298,528
Effect of dilutive securities:
Equity awards	1,012	929
Weighted average common units outstanding – diluted	301,833	299,457

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.37	$0.26

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three months ended March 31, 2023 and 2022, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
As of March 31, 2023 and December 31, 2022, there were no material receivables from or payables to related parties. During the three months ended March 31, 2023 and 2022, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2023 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2023 through the date the financial statements were issued other than the following:

•On April 25, 2023, the Operating Partnership repurchased $199.6 million of its outstanding 3.65% Senior Notes due 2024 (the "2024 Notes") pursuant to a cash tender offer (the "Tender Offer"). In connection with the Tender Offer, the Company expects to recognize a gain on extinguishment of debt of approximately $4.3 million in the second quarter of 2023.
•The Operating Partnership funded the Tender Offer with proceeds from its previously disclosed $200.0 million delayed draw term loan, which was drawn on April 24, 2023. Effective May 1, 2023, the $200.0 million delayed draw term loan has been swapped to a fixed, combined rate of 3.59% (plus a spread of 119 basis points and SOFR adjustment of 10 basis points) through the maturity of the term loan on July 26, 2027.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed corporation that has elected to be taxed as a real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of March 31, 2023, our portfolio was comprised of 367 shopping centers (the “Portfolio”) totaling approximately 65 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of March 31, 2023, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Burlington Stores, Inc. (“Burlington”). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2022, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities, and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by our purpose-driven Corporate Responsibility strategy and our commitment to environmental, social, and governance issues.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia, and San Diego, as well as our 12 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefiting from the regional and local expertise of our leasing and operations teams.

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

Leasing Highlights
As of March 31, 2023, billed and leased occupancy were 90.0% and 94.0%, respectively, as compared to 88.6% and 92.1%, respectively, as of March 31, 2022.

The following table summarizes our executed leasing activity for the three months ended March 31, 2023 and 2021 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended March 31, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	392	2,453,972	$18.48	$5.28	$2.32	14.9%
New and renewal leases	331	1,438,406	22.24	9.01	3.95	19.2%
New leases	140	768,410	20.12	13.22	7.27	43.4%
Renewal leases	191	669,996	24.66	4.18	0.14	13.7%
Option leases	61	1,015,566	13.17	—	—	8.8%

For the Three Months Ended March 31, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	374	2,307,147	$15.55	$4.68	$1.99	13.1%
New and renewal leases	321	1,390,152	18.74	7.77	3.31	18.1%
New leases	149	779,954	17.63	12.46	5.82	35.9%
Renewal leases	172	610,198	20.14	1.78	0.10	12.1%
Option leases	53	916,995	10.71	—	—	5.8%
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

Acquisition Activity
•During the three months ended March 31, 2023, we did not acquire any assets.

•During the three months ended March 31, 2022, we acquired three shopping centers and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $158.2 million, including transaction costs and closing credits. In addition, during the three months ended March 31, 2022, we funded $6.1 million of deposits on assets that were under contract to be acquired.

Disposition Activity
•During the three months ended March 31, 2023, we disposed of six shopping center and two partial shopping centers for aggregate net proceeds of $119.7 million, resulting in aggregate gain of $48.5 million.

•During the three months ended March 31, 2022, we disposed of five shopping centers and one partial shopping center for aggregate net proceeds of $58.9 million resulting in aggregate gain of $21.8 million and aggregate impairment of $1.1 million. In addition, during the three months ended March 31, 2022, we resolved contingencies related to previously disposed assets, resulting in net gain of $0.1 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
Revenues (in thousands)

	Three Months Ended March 31,
	2023	2022	$ Change
Revenues
Rental income	$311,130	$298,362	$12,768
Other revenues	314	267	47
Total revenues	$311,444	$298,629	$12,815

Rental income
The increase in rental income for the three months ended March 31, 2023 of $12.8 million, as compared to the corresponding period in 2022, was due to an $11.8 million increase for assets owned for the full period and a $1.0 million increase due to net transaction activity. The increase for assets owned for the full period was due to (i) an $8.9 million increase in base rent; (ii) a $4.7 million increase in expense reimbursements; (iii) a $1.2 million increase in lease termination fees; (iv) a $0.4 million increase in percentage rents; (v) a $0.3 million increase in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; partially offset by (vi) a $2.9 million decrease associated with revenues deemed uncollectible; (vii) a $0.7 million decrease in straight-line rental income, net; and (viii) a $0.1 million decrease in ancillary and other rental income. The $8.9 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 14.9% during the three months ended March 31, 2023 and 12.7% during the year ended December 31, 2022, and an increase in weighted average billed occupancy. The $4.7 million increase in expense reimbursements was primarily attributable to increases in weighted average billed occupancy, reimbursable operating costs, and real estate taxes. The $2.9 million decrease associated with revenues deemed uncollectible was primarily attributable to reduced cash collections associated with amounts previously reserved. The increase due to net transaction activity was primarily attributable to an increase in real estate tax reimbursements.

Other revenues
Other revenues remained generally consistent for the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2023	2022	$ Change
Operating expenses
Operating costs	$35,895	$34,796	$1,099
Real estate taxes	44,688	41,640	3,048
Depreciation and amortization	87,741	84,222	3,519
Impairment of real estate assets	1,100	4,590	(3,490)
General and administrative	29,172	28,000	1,172
Total operating expenses	$198,596	$193,248	$5,348

Operating costs
The increase in operating costs for the three months ended March 31, 2023 of $1.1 million, as compared to the corresponding period in 2022, was due to a $1.4 million increase in operating costs for assets owned for the full period, primarily due to increases in repairs and maintenance and utilities, partially offset by a $0.3 million decrease due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the three months ended March 31, 2023 of $3.0 million, as compared to the corresponding period in 2022, was due to a $1.9 million increase in real estate taxes due to net transaction activity, in addition to a $1.1 million increase in real estate taxes for assets owned for the full period, primarily due to an increase in current year assessments, a decrease in real estate tax refunds, and a decrease in favorable adjustments related to prior year assessments.
Depreciation and amortization
The increase in depreciation and amortization for the three months ended March 31, 2023 of $3.5 million, as compared to the corresponding period in 2022, was primarily due to a $1.9 million increase for assets owned for the full period, primarily due to capital expenditures, partially offset by a decrease in accelerated depreciation and amortization related to tenant move-outs, and a $1.6 million increase attributable to net transaction activity.

Impairment of real estate assets
During the three months ended March 31, 2023, aggregate impairment of $1.1 million was recognized on one operating property. During the three months ended March 31, 2022, aggregate impairment of $4.6 million was recognized on one shopping center, as a result of disposition activity, and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs for the three months ended March 31, 2023 of $1.2 million, as compared to the corresponding period in 2022, was primarily due to an increase in net compensation costs, professional expenses, and travel and entertainment costs, partially offset by a decrease in office expenses.

During the three months ended March 31, 2023 and 2022, construction compensation costs of $4.6 million and $4.2 million, respectively, were capitalized to building and improvements and leasing legal costs of $1.4 million and $1.5 million, respectively, and leasing commission costs of $2.2 million and $1.9 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2023	2022	$ Change
Other income (expense)
Dividends and interest	$15	$75	$(60)
Interest expense	(48,680)	(47,322)	(1,358)
Gain on sale of real estate assets	48,468	21,911	26,557
Other	(405)	(539)	134
Total other expense	$(602)	$(25,875)	$25,273

Dividends and interest
Dividends and interest remained generally consistent for the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Interest expense
The increase in interest expense for the three months ended March 31, 2023 of $1.4 million, as compared to the corresponding period in 2022, was primarily due to a higher weighted average interest rate, partially offset by lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended March 31, 2023, six shopping center and two partial shopping centers were disposed of resulting in aggregate gain of $48.5 million. During the three months ended March 31, 2022, four shopping centers and one partial shopping center were disposed of resulting in aggregate gain of $21.8 million. In addition, during the three months ended March 31, 2022, we resolved contingencies related to previously disposed assets resulting in net gain of $0.1 million.

Other
Other expense remained generally consistent for the three months ended March 31, 2023 as compared to the corresponding period in 2022.

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

Our primary expected sources and uses of capital are as follows:
Sources
•cash and cash equivalent balances;
•operating cash flow;
•available borrowings under the Unsecured Credit Facility (defined herein);
•issuance of long-term debt;
•dispositions; and
•issuance of equity securities.

Uses
•debt repayments;
•maintenance capital expenditures;
•leasing capital expenditures;
•value-enhancing reinvestment capital expenditures;

•dividend/distribution payments;
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. We have an unsecured credit facility as amended and restated April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $300.0 million term loan facility, in addition to a $200.0 million delayed draw term loan (together the "Term Loan Facility"). As of March 31, 2023, we had $1.44 billion of available liquidity, including $1.20 billion available under our Revolving Facility, $200.0 million available under our Term Loan Facility, and $35.4 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended March 31, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of March 31, 2023 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended March 31, 2024	Thereafter
Debt maturities (1)	$—	$4,965.5
Interest payments (1)(2)	184.1	723.9
Operating leases	6.1	50.7
Total	$190.2	$5,740.1

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of March 31, 2023. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of these and other factors that could impact interest payments.

Other Essential Expenditures
We incur certain essential expenditures in the ordinary course of business, such as common area expenses, utilities, insurance, real estate taxes, capital expenditures related to the maintenance of our properties, leasing capital expenditures, and corporate level expenses. The amount of common area expenses, utilities, and capital expenditures related to the maintenance of our properties that we incur depends on the scope of services that we provide, prevailing market rates, and the size and composition of our Portfolio. We carry comprehensive insurance to protect our Portfolio against various losses. The amount of insurance expense that we incur depends on the assessed values of our properties, prevailing market rates, and the size and composition of our Portfolio. We incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on the assessed values of our properties, the tax rates assessed by various jurisdictions, and the size and composition of our Portfolio. Leasing capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. The amount of leasing capital expenditures that we incur depends on the volume and nature of leasing activity. Leases typically provide for the reimbursement of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties. However, costs that we incur generally do not decrease if revenue or occupancy decreases, and certain costs that we incur are not typically reimbursed.

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the first and second quarter of 2023:

	First Quarter 2023	Second Quarter 2023
Dividend declared per common share	$0.26	$0.26
Dividend declaration date	February 1, 2023	April 26, 2023
Dividend record date	April 4, 2023	July 5, 2023
Dividend payable date	April 17, 2023	July 17, 2023

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by operating activities	$135,054	$112,260	$22,794
Net cash provided by (used in) investing activities	48,485	(174,937)	223,422
Net cash used in financing activities	(169,369)	(194,682)	25,313

Net change in cash, cash equivalents and restricted cash	14,170	(257,359)	271,529
Cash, cash equivalents and restricted cash at beginning of period	21,259	297,743	(276,484)
Cash, cash equivalents and restricted cash at end of period	$35,429	$40,384	$(4,955)

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by operating activities	$135,054	$112,260	$22,794
Net cash provided by (used in) investing activities	48,485	(174,937)	223,422
Net cash used in financing activities	(168,442)	(186,052)	17,610

Net change in cash, cash equivalents and restricted cash	15,097	(248,729)	263,826
Cash, cash equivalents and restricted cash at beginning of period	20,332	282,585	(262,253)
Cash, cash equivalents and restricted cash at end of period	$35,429	$33,856	$1,573

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses, and interest expense.

During the three months ended March 31, 2023, our net cash provided by operating activities increased $22.8 million as compared to the corresponding period in 2022. The increase was primarily due to (i) an increase from net working capital; (ii) an increase in same property net operating income; and (iii) an increase in lease termination fees; partially offset by (iv) an increase in cash outflows for general and administrative expense; (v) a decrease in net operating income due to net transaction activity and other non-same property net operating income; and (vi) an increase in cash outflows for interest expense.

Investing Activities
Net cash provided by (used in) investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the three months ended March 31, 2023, our net cash provided by investing activities increased $223.4 million as compared to the corresponding period in 2022. The increase was primarily due to (i) a decrease of $164.3 million in acquisitions of real estate assets; (ii) an increase of $60.8 million in net proceeds from sales of real estate assets; and (iii) an increase of $0.6 million in proceeds from sales of marketable securities, net of purchases; partially offset by (iv) an increase of $2.3 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the three months ended March 31, 2023 and 2022, we expended $72.4 million and $70.1 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of less than $0.1 million and $2.0 million, respectively, which were received during the three months ended March 31, 2023 and 2022.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of March 31, 2023, we had 47 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $360.0 million, of which $203.3 million had been incurred as of March 31, 2023. In addition, we have identified a pipeline of future redevelopment projects aggregating approximately $1.0 billion of potential capital investment, which we expect to execute over the next several years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the three months ended March 31, 2023, we did not acquire any assets. During the three months ended March 31, 2022, we acquired three shopping centers and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $158.2 million, including transaction costs and closing credits. In addition, during the three months ended March 31, 2022, we funded $6.1 million of deposits on assets that were under contract to be acquired.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the three months ended March 31, 2023, we disposed of six shopping centers and two partial shopping centers for aggregate net proceeds of $119.7 million. During the three months ended March 31, 2022, we disposed of five shopping centers and one partial shopping center for aggregate net proceeds of $58.9 million.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the three months ended March 31, 2023, our net cash used in financing activities decreased $25.3 million as compared to the corresponding period in 2022. The decrease was primarily due to (i) a $77.0 million decrease in debt repayments, net of borrowings; partially offset by (ii) a $43.8 million decrease in issuances of common stock; (iii) a $7.0 million increase in distributions to our common stockholders; (iv) a $0.8 million increase in repurchases of common stock; and (v) a $0.1 million increase in deferred financing and debt extinguishment costs.

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

Our reconciliation of net income to Nareit FFO for the three months ended March 31, 2023 and 2022 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income	$112,246	$79,506
Depreciation and amortization related to real estate	86,748	83,190
Gain on sale of real estate assets	(48,468)	(21,911)
Impairment of real estate assets	1,100	4,590
Nareit FFO	$151,626	$145,375
Nareit FFO per diluted share	$0.50	$0.49
Weighted average diluted shares outstanding	301,833	299,457

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

Considering the nature of our business as a real estate owner and operator, we believe that NOI is useful to investors in measuring the operating performance of our portfolio because the definition excludes various items included in net income that do not relate to, or are not indicative of, the operating performance of our properties, such as lease termination fees, straight-line rental income, net, accretion of below-market leases, net of amortization of above-market leases and tenant inducements, straight-line ground rent expense, net, depreciation and amortization, impairment of real estate assets, general and administrative expense, and other income and expense (including interest expense and gain on sale of real estate assets). We believe that same property NOI is also useful to investors because it further eliminates disparities in NOI by only including NOI of properties owned for the entirety of both periods presented and excluding properties under development and completed new development properties that have been stabilized for less than one year, or income or expense associated with our captive insurance company and therefore provides a more consistent metric for comparing the operating performance of our real estate between periods.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Change
Number of properties	350	350	—
Percent billed	90.2%	88.7%	1.5%
Percent leased	94.1%	92.3%	1.8%

Revenues
Rental income	$286,026	$273,669	$12,357
Other revenues	314	259	55
	286,340	273,928	12,412
Operating expenses
Operating costs	(34,092)	(32,634)	(1,458)
Real estate taxes	(40,290)	(39,185)	(1,105)
	(74,382)	(71,819)	(2,563)
Same property NOI	$211,958	$202,109	$9,849

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$112,246	$79,506
Adjustments:
Non-same property NOI	(9,956)	(12,163)
Lease termination fees	(2,269)	(1,130)
Straight-line rental income, net	(4,001)	(4,739)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(2,668)	(2,044)
Straight-line ground rent expense, net	(9)	(8)
Depreciation and amortization	87,741	84,222
Impairment of real estate assets	1,100	4,590
General and administrative	29,172	28,000
Total other expense	602	25,875
Same property NOI	$211,958	$202,109

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2022, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC should be carefully considered. These factors may materially affect our financial condition, operating results and cash flows. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2023, the Company did not repurchase any shares of its common stock. As of March 31, 2023, the repurchase program had $400.0 million of available repurchase capacity.

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

BRIXMOR PROPERTY GROUP INC.

Date: May 1, 2023	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2023	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: May 1, 2023	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2023	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)