Form 10-Q
period 2023-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2023-07-31
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 1, 2023, Brixmor Property Group Inc. had 300,592,841 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2023 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our,” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of June 30, 2023, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2023	December 31, 2022
Assets
Real estate
Land	$1,799,837	$1,820,358
Buildings and improvements	9,081,191	9,077,993
	10,881,028	10,898,351
Accumulated depreciation and amortization	(3,078,542)	(2,996,759)
Real estate, net	7,802,486	7,901,592

Cash and cash equivalents	13,646	16,492
Restricted cash	1,214	4,767
Marketable securities	21,105	21,669
Receivables, net	253,791	264,146
Deferred charges and prepaid expenses, net	161,866	154,141
Real estate assets held for sale	—	10,439
Other assets	62,556	62,684
Total assets	$8,316,664	$8,435,930

Liabilities
Debt obligations, net	$4,913,212	$5,035,501
Accounts payable, accrued expenses and other liabilities	527,280	535,419
Total liabilities	5,440,492	5,570,920

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 309,719,833 and 309,042,754 shares issued and 300,592,841 and 299,915,762 shares outstanding	3,006	2,999
Additional paid-in capital	3,297,798	3,299,496
Accumulated other comprehensive income	11,103	8,851
Distributions in excess of net income	(435,735)	(446,336)
Total equity	2,876,172	2,865,010
Total liabilities and equity	$8,316,664	$8,435,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental income	$309,192	$305,898	$620,322	$604,260
Other revenues	601	233	915	500
Total revenues	309,793	306,131	621,237	604,760

Operating expenses
Operating costs	35,705	34,497	71,600	69,293
Real estate taxes	43,712	42,304	88,400	83,944
Depreciation and amortization	88,812	85,137	176,553	169,359
Impairment of real estate assets	16,736	7	17,836	4,597
General and administrative	28,514	29,702	57,686	57,702
Total operating expenses	213,479	191,647	412,075	384,895

Other income (expense)
Dividends and interest	57	35	72	110
Interest expense	(47,485)	(47,886)	(96,165)	(95,208)
Gain on sale of real estate assets	3,857	22,988	52,325	44,899
Gain (loss) on extinguishment of debt, net	4,350	(221)	4,350	(221)
Other	(685)	(1,609)	(1,090)	(2,148)
Total other expense	(39,906)	(26,693)	(40,508)	(52,568)

Net income	$56,408	$87,791	$168,654	$167,297

Net income per common share:
Basic	$0.19	$0.29	$0.56	$0.56
Diluted	$0.19	$0.29	$0.56	$0.56
Weighted average shares:
Basic	300,961	299,992	300,899	299,246
Diluted	302,285	301,094	302,234	300,360
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$56,408	$87,791	$168,654	$167,297
Other comprehensive income
Change in unrealized gain on interest rate swaps, net (Note 6)	6,045	4,100	2,057	15,381
Change in unrealized gain (loss) on marketable securities	(62)	(80)	195	(409)
Total other comprehensive income	5,983	4,020	2,252	14,972
Comprehensive income	$62,391	$91,811	$170,906	$182,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2022	297,210	$2,972	$3,231,732	$(12,674)	$(503,684)	$2,718,346
Common stock dividends ($0.240 per common share)	—	—	—	—	(73,156)	(73,156)
Equity based compensation expense	—	—	4,620	—	—	4,620
Other comprehensive income	—	—	—	10,952	—	10,952
Issuance of common stock	2,278	23	43,825	—	—	43,848
Repurchases of common shares in conjunction with equity award plans	—	—	(10,458)	—	—	(10,458)
Net income	—	—	—	—	79,506	79,506
Ending balance, March 31, 2022	299,488	2,995	3,269,719	(1,722)	(497,334)	2,773,658
Common stock dividends ($0.240 per common share)	—	—	—	—	(72,534)	(72,534)
Equity based compensation expense	—	—	6,500	—	—	6,500
Other comprehensive income	—	—	—	4,020	—	4,020
Issuance of common stock	181	2	3,558	—	—	3,560
Repurchases of common shares in conjunction with equity award plans	—	—	(2)	—	—	(2)
Net income	—	—	—	—	87,791	87,791
Ending balance, June 30, 2022	299,669	2,997	3,279,775	2,298	(482,077)	2,802,993

Beginning balance, January 1, 2023	299,916	$2,999	$3,299,496	$8,851	$(446,336)	$2,865,010
Common stock dividends ($0.260 per common share)	—	—	—	—	(79,298)	(79,298)
Equity based compensation expense	—	—	4,518	—	—	4,518
Other comprehensive loss	—	—	—	(3,731)	—	(3,731)
Issuance of common stock	632	6	(6)	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,229)	—	—	(11,229)
Net income	—	—	—	—	112,246	112,246
Ending balance, March 31, 2023	300,548	3,005	3,292,779	5,120	(413,388)	2,887,516
Common stock dividends ($0.260 per common share)	—	—	—	—	(78,755)	(78,755)
Equity based compensation expense	—	—	5,019	—	—	5,019
Other comprehensive income	—	—	—	5,983	—	5,983
Issuance of common stock	45	1	—	—	—	1
Net income	—	—	—	—	56,408	56,408
Ending balance, June 30, 2023	300,593	3,006	3,297,798	11,103	(435,735)	2,876,172
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$168,654	$167,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,553	169,359
Accretion of debt premium and discount, net	(1,452)	(1,432)
Deferred financing cost amortization	3,469	3,505
Accretion of above- and below-market leases, net	(6,044)	(5,932)
Tenant inducement amortization and other	2,069	2,035
Impairment of real estate assets	17,836	4,597
Gain on sale of real estate assets	(52,325)	(44,899)
Equity based compensation	8,835	10,343
(Gain) loss on extinguishment of debt, net	(4,350)	221
Changes in operating assets and liabilities:
Receivables, net	8,754	(10,503)
Deferred charges and prepaid expenses	(24,208)	(22,800)
Other assets	(388)	(169)
Accounts payable, accrued expenses and other liabilities	(2,462)	2,494
Net cash provided by operating activities	294,941	274,116

Investing activities:
Improvements to and investments in real estate assets	(156,062)	(146,953)
Acquisitions of real estate assets	(1,914)	(409,688)
Proceeds from sales of real estate assets	145,568	139,981
Purchase of marketable securities	(20,273)	(14,321)
Proceeds from sale of marketable securities	20,772	14,404
Net cash used in investing activities	(11,909)	(416,577)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(375,000)	(360,000)
Proceeds from borrowings under unsecured revolving credit facility	250,000	600,000
Proceeds from unsecured term loans	200,000	—
Repayment of borrowings under unsecured notes	(194,253)	(250,000)
Deferred financing and debt extinguishment costs	(474)	(8,223)
Proceeds from issuances of common shares	—	47,407
Distributions to common stockholders	(158,475)	(145,250)
Repurchases of common shares in conjunction with equity award plans	(11,229)	(10,460)
Net cash used in financing activities	(289,431)	(126,526)

Net change in cash, cash equivalents and restricted cash	(6,399)	(268,987)
Cash, cash equivalents and restricted cash at beginning of period	21,259	297,743
Cash, cash equivalents and restricted cash at end of period	$14,860	$28,756

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$13,646	$16,828
Restricted cash	1,214	11,928
Cash, cash equivalents and restricted cash at end of period	$14,860	$28,756

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,898 and $1,432	$95,060	$93,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2023	December 31, 2022
Assets
Real estate
Land	$1,799,837	$1,820,358
Buildings and improvements	9,081,191	9,077,993
	10,881,028	10,898,351
Accumulated depreciation and amortization	(3,078,542)	(2,996,759)
Real estate, net	7,802,486	7,901,592

Cash and cash equivalents	13,621	15,565
Restricted cash	1,214	4,767
Marketable securities	21,105	21,669
Receivables, net	253,791	264,146
Deferred charges and prepaid expenses, net	161,866	154,141
Real estate assets held for sale	—	10,439
Other assets	62,556	62,684
Total assets	$8,316,639	$8,435,003

Liabilities
Debt obligations, net	$4,913,212	$5,035,501
Accounts payable, accrued expenses and other liabilities	527,280	535,419
Total liabilities	5,440,492	5,570,920

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 309,719,833 and 309,042,754 units issued and 300,592,841 and 299,915,762 units outstanding	2,865,044	2,855,232
Accumulated other comprehensive income	11,103	8,851
Total capital	2,876,147	2,864,083
Total liabilities and capital	$8,316,639	$8,435,003
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental income	$309,192	$305,898	$620,322	$604,260
Other revenues	601	233	915	500
Total revenues	309,793	306,131	621,237	604,760

Operating expenses
Operating costs	35,705	34,497	71,600	69,293
Real estate taxes	43,712	42,304	88,400	83,944
Depreciation and amortization	88,812	85,137	176,553	169,359
Impairment of real estate assets	16,736	7	17,836	4,597
General and administrative	28,514	29,702	57,686	57,702
Total operating expenses	213,479	191,647	412,075	384,895

Other income (expense)
Dividends and interest	57	35	72	110
Interest expense	(47,485)	(47,886)	(96,165)	(95,208)
Gain on sale of real estate assets	3,857	22,988	52,325	44,899
Gain (loss) on extinguishment of debt, net	4,350	(221)	4,350	(221)
Other	(685)	(1,609)	(1,090)	(2,148)
Total other expense	(39,906)	(26,693)	(40,508)	(52,568)

Net income	$56,408	$87,791	$168,654	$167,297

Net income per common unit:
Basic	$0.19	$0.29	$0.56	$0.56
Diluted	$0.19	$0.29	$0.56	$0.56
Weighted average units:
Basic	300,961	299,992	300,899	299,246
Diluted	302,285	301,094	302,234	300,360
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$56,408	$87,791	$168,654	$167,297
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	6,045	4,100	2,057	15,381
Change in unrealized gain (loss) on marketable securities	(62)	(80)	195	(409)
Total other comprehensive income	5,983	4,020	2,252	14,972
Comprehensive income	$62,391	$91,811	$170,906	$182,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2022	$2,715,863	$(12,675)	$2,703,188
Distributions to partners	(64,527)	—	(64,527)
Equity based compensation expense	4,620	—	4,620
Other comprehensive income	—	10,953	10,953
Issuance of OP Units	43,848	—	43,848
Repurchases of OP Units in conjunction with equity award plans	(10,458)	—	(10,458)
Net income	79,506	—	79,506
Ending balance, March 31, 2022	2,768,852	(1,722)	2,767,130
Distributions to partners	(66,195)	—	(66,195)
Equity based compensation expense	6,500	—	6,500
Other comprehensive income	—	4,020	4,020
Issuance of OP Units	3,560	—	3,560
Repurchases of OP Units in conjunction with equity award plans	(2)	—	(2)
Net income	87,791	—	87,791
Ending balance, June 30, 2022	2,800,506	2,298	2,802,804

Beginning balance, January 1, 2023	$2,855,232	$8,851	$2,864,083
Distributions to partners	(78,397)	—	(78,397)
Equity based compensation expense	4,518	—	4,518
Other comprehensive loss	—	(3,731)	(3,731)
Repurchases of OP Units in conjunction with equity award plans	(11,229)	—	(11,229)
Net income	112,246	—	112,246
Ending balance, March 31, 2023	2,882,370	5,120	2,887,490
Distributions to partners	(78,754)	—	(78,754)
Equity based compensation expense	5,019	—	5,019
Other comprehensive income	—	5,983	5,983
Issuance of OP Units	1	—	1
Net income	56,408	—	56,408
Ending balance, June 30, 2023	2,865,044	11,103	2,876,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$168,654	$167,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,553	169,359
Accretion of debt premium and discount, net	(1,452)	(1,432)
Deferred financing cost amortization	3,469	3,505
Accretion of above- and below-market leases, net	(6,044)	(5,932)
Tenant inducement amortization and other	2,069	2,035
Impairment of real estate assets	17,836	4,597
Gain on sale of real estate assets	(52,325)	(44,899)
Equity based compensation	8,835	10,343
(Gain) loss on extinguishment of debt, net	(4,350)	221
Changes in operating assets and liabilities:
Receivables, net	8,754	(10,503)
Deferred charges and prepaid expenses	(24,208)	(22,800)
Other assets	(388)	(169)
Accounts payable, accrued expenses and other liabilities	(2,462)	2,494
Net cash provided by operating activities	294,941	274,116

Investing activities:
Improvements to and investments in real estate assets	(156,062)	(146,953)
Acquisitions of real estate assets	(1,914)	(409,688)
Proceeds from sales of real estate assets	145,568	139,981
Purchase of marketable securities	(20,273)	(14,321)
Proceeds from sale of marketable securities	20,772	14,404
Net cash used in investing activities	(11,909)	(416,577)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(375,000)	(360,000)
Proceeds from borrowings under unsecured revolving credit facility	250,000	600,000
Proceeds from unsecured notes	200,000	—
Repayment of borrowings under unsecured notes	(194,253)	(250,000)
Deferred financing and debt extinguishment costs	(474)	(8,223)
Proceeds from issuances of OP Units	—	47,407
Partner distributions and repurchases of OP Units	(168,802)	(140,741)
Net cash used in financing activities	(288,529)	(111,557)

Net change in cash, cash equivalents and restricted cash	(5,497)	(254,018)
Cash, cash equivalents and restricted cash at beginning of period	20,332	282,585
Cash, cash equivalents and restricted cash at end of period	$14,835	$28,567

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$13,621	$16,639
Restricted cash	1,214	11,928
Cash, cash equivalents and restricted cash at end of period	$14,835	$28,567

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,898 and $1,432	$95,060	$93,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed corporation that has elected to be taxed as a real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their controlled subsidiaries on a consolidated basis (collectively, the “Company” or “Brixmor”) owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2023, the Company’s portfolio was comprised of 365 shopping centers (the “Portfolio”) totaling approximately 65 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2023 and December 31, 2022. Open tax years generally range from 2019 through 2022 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the six months ended June 30, 2023, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Aurora Plaza(3)	Aurora, CO	Apr-23	N/A	$1,914
			—	1,914
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes $0.1 million of transaction costs.
(3)The Company terminated a ground lease and acquired the associated land parcel.

During the six months ended June 30, 2022, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Brea Gateway	Brea, CA	Jan-22	181,819	$83,991
Land at Cobblestone Village	St. Augustine, FL	Jan-22	N/A	1,661
Arboretum Village	Dallas, TX	Jan-22	95,354	46,330
Ravinia Plaza	Orland Park, IL	Feb-22	101,800	26,160
Elmhurst Crossing	Elmhurst, IL	Apr-22	347,503	75,096
North Riverside Plaza	Berwyn, IL	Apr-22	383,884	60,114
West U Marketplace	Houston, TX	Apr-22	60,136	33,741
Waterford Commons - Ruby Tuesday	Waterford, CT	May-22	6,781	1,574
Lake Pointe Village	Sugarland, TX	Jun-22	162,263	80,971
Adjustments related to previously acquired assets	Various	Various	N/A	50
			1,339,540	409,688
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $2.0 million of transaction costs, offset by $2.9 million of closing credits.

The aggregate purchase price of the assets acquired during the six months ended June 30, 2023 and 2022, respectively, has been allocated as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
Assets	2023	2022
Land	$1,914	$84,361
Buildings	—	294,241
Building and tenant improvements	—	33,352
Above-market leases(1)	—	701
In-place leases(2)	—	29,607
Total assets acquired	$1,914	$442,262

Liabilities
Below-market leases(3)	$—	$30,748
Other liabilities	—	1,826
Total liabilities	—	32,574
Net assets acquired	$1,914	$409,688
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

3. Dispositions and Assets Held for Sale
During the three months ended June 30, 2023, the Company disposed of two shopping centers and five partial shopping centers for aggregate net proceeds of $25.6 million, resulting in aggregate gain of $3.6 million and aggregate impairment of $5.0 million. In addition, during the three months ended June 30, 2023, the Company received aggregate net proceeds of $0.3 million related to a non-operating asset and resolved contingencies related to a previously disposed asset, resulting in net gain of $0.2 million. During the six months ended June 30, 2023, the Company disposed of eight shopping centers and seven partial shopping centers for aggregate net proceeds of $145.3 million, resulting in aggregate gain of $52.1 million and aggregate impairment of $6.1 million. In addition, during the six months ended June 30, 2023, the Company received aggregate net proceeds of $0.3 million related to a non-operating asset, resulting in net gain of $0.2 million.

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

As of June 30, 2023, the Company had no properties held for sale. As of December 31, 2022, the Company had one property and two partial properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale as of December 31, 2022:

Assets	December 31, 2022
Land	$1,988
Buildings and improvements	13,864
Accumulated depreciation and amortization	(5,625)
Real estate, net	10,227
Other assets	212
Assets associated with real estate assets held for sale	$10,439
There were no discontinued operations for the three and six months ended June 30, 2023 and 2022 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2023	December 31, 2022
Land	$1,799,837	$1,820,358
Buildings and improvements:
Buildings and tenant improvements	8,561,322	8,535,279
Lease intangibles(1)	519,869	542,714
	10,881,028	10,898,351
Accumulated depreciation and amortization(2)	(3,078,542)	(2,996,759)
Total	$7,802,486	$7,901,592
(1)As of June 30, 2023 and December 31, 2022, Lease intangibles consisted of $470.6 million and $492.0 million, respectively, of in-place leases and $49.2 million and $50.7 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of June 30, 2023 and December 31, 2022, Accumulated depreciation and amortization included $451.7 million and $465.2 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of June 30, 2023 and December 31, 2022, the Company had intangible liabilities relating to below-market leases of $337.5 million and $349.7 million, respectively, and accumulated accretion of $247.5 million and $252.9 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended June 30, 2023 and 2022 was $2.7 million and $3.0 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the six months ended June 30, 2023 and 2022 was $6.0 million and $5.9 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2023 and 2022 was $3.9 million and $4.8 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2023 and 2022 was $8.4 million and $8.9 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2023 (remaining six months)	$(5,025)	$7,208
2024	(9,526)	11,899
2025	(8,293)	8,752
2026	(7,265)	6,294
2027	(6,170)	4,797

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

The Company recognized the following impairments during the three months ended June 30, 2023:

Three Months Ended June 30, 2023
Property Name(1)	Location	GLA	Impairment Charge
The Quentin Collection	Kildeer, IL	171,530	$11,705
Broadway Faire - Theater Box(2)	Fresno, CA	39,983	2,102
Elk Grove Town Center(2)	Elk Grove Village, IL	61,609	1,796
Spring Mall(2)	Greenfield, WI	45,920	1,078
The Manchester Collection - Crossroads(2)	Manchester, CT	14,867	55
		333,909	$16,736
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the six months ended June 30, 2023

The Company recognized the following impairments during the six months ended June 30, 2023:

Six Months Ended June 30, 2023
Property Name(1)	Location	GLA	Impairment Charge
The Quentin Collection	Kildeer, IL	171,530	$11,705
Broadway Faire - Theater Box(2)	Fresno, CA	39,983	2,102
Elk Grove Town Center(2)	Elk Grove Village, IL	61,609	1,796
The Manchester Collection - Crossroads(2)	Manchester, CT	14,867	1,155
Spring Mall(2)	Greenfield, WI	45,920	1,078
		333,909	$17,836
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the six months ended June 30, 2023

The Company recognized the following impairments during the three months ended June 30, 2022:

Three Months Ended June 30, 2022
Property Name(1)	Location	GLA	Impairment Charge
Torrington Plaza(2)	Torrington, CT	125,496	$7
		125,496	$7
(1)The Company recognized an impairment charge based upon changes in the anticipated hold period of this property and/or offers from third party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2022.

The Company recognized the following impairments during the six months ended June 30, 2022:

Six Months Ended June 30, 2022
Property Name(1)	Location	GLA	Impairment Charge
Torrington Plaza(2)	Torrington, CT	125,496	$3,509
New Garden Center (2)	Kennett Square, PA	147,370	1,088
		272,866	$4,597
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third party buyers in connection with the Company’s capital recycling program.
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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt. During the six months ended June 30, 2023, the Company entered into three interest rate swap agreements with an effective date of May 1, 2023, an aggregate notional amount of $200.0 million, a weighted average fixed rate of 3.59%, and an expiration date of July 26, 2027. During the year ended December 31, 2022, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2023 and December 31, 2022 is as follows:

	Number of Instruments		Notional Amount
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest Rate Swaps	7	4	$500,000	$300,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of June 30, 2023 and December 31, 2022 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	June 30, 2023	December 31, 2022
Gross derivative assets	$11,697	$9,640
Gross derivative liabilities	—	—
Net derivative assets	$11,697	$9,640

The gross derivative assets are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets. All of the Company’s outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivative, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatility. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in other comprehensive income (loss) and is reclassified into earnings as interest expense in the period that the hedged transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in unrealized gain on interest rate swaps	$8,440	$2,727	$5,973	$12,161
Amortization (accretion) of interest rate swaps to interest expense	(2,395)	1,373	(3,916)	3,220
Change in unrealized gain on interest rate swaps, net	$6,045	$4,100	$2,057	$15,381

The Company estimates that $11.3 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2023 and 2022.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2023 and December 31, 2022, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of June 30, 2023 and December 31, 2022, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2023	December 31, 2022	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,418,805	$4,618,453	2.25% – 7.97%	2024 – 2031
Net unamortized premium	22,467	23,787
Net unamortized debt issuance costs	(19,826)	(22,325)
Total notes payable, net	$4,421,446	$4,619,915

Unsecured Credit Facility
Revolving Facility(3)	$—	$125,000	6.24%	2026
Term Loan Facility(3)(4)(5)	500,000	300,000	6.46%	2027
Net unamortized debt issuance costs	(8,234)	(9,414)
Total Unsecured Credit Facility and term loans	$491,766	$415,586

Total debt obligations, net	$4,913,212	$5,035,501
(1)Stated interest rates as of June 30, 2023 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.70% as of June 30, 2023.
(3)The Company's Revolving Facility (defined hereafter) and Term Loan Facility (defined hereafter) include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points. During the six months ended June 30, 2023, the Company concluded that it did not qualify for a reduction to the applicable credit spread during the six months ended June 30, 2023 and year ended December 31, 2022 resulting in a less than $0.1 million increase to interest expense.
(4)Effective June 1, 2022, the Company has in place four interest rate swap agreements that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 2.59% (plus a spread of 120 basis points) through July 26, 2024.
(5)Effective May 1, 2023, the Company has in place three interest rate swap agreements that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 3.59% (plus a spread of 120 basis points and Secured Overnight Financing Rate ("SOFR") adjustment of 10 basis points) through the maturity of the term loan on July 26, 2027.

2023 Debt Transactions
The Operating Partnership has an unsecured credit facility as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $300.0 million term loan facility, in addition to a $200.0 million delayed draw term loan, which was drawn on April 24, 2023 (together the "Term Loan Facility"). During the six months ended June 30, 2023, the Operating Partnership repaid $125.0 million, net of borrowings, under its Revolving Facility, with proceeds from dispositions.

In April 2023, the Operating Partnership commenced a cash tender offer (the "Tender Offer") for up to $199.6 million of its outstanding 3.65% Senior Notes due 2024 (the "2024 Notes"), which expired on April 24, 2023. Pursuant to the Tender Offer, the Operating Partnership repurchased $199.6 million of its 2024 Notes on April 25, 2023. Following the Tender Offer, $300.4 million aggregate principal amount of the 2024 Notes remain outstanding. The Operating Partnership funded the Tender Offer with proceeds from its $200.0 million delayed draw term loan, which was drawn on April 24, 2023. In connection with the Tender Offer, the Company recognized a $4.3 million gain on extinguishment of debt during the three months ended June 30, 2023.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2023.

Debt Maturities
As of June 30, 2023 and December 31, 2022, the Company had accrued interest of $46.4 million and $47.3 million outstanding, respectively. As of June 30, 2023, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2023 (remaining six months)	$—
2024	300,352
2025	700,000
2026	607,542
2027	900,000
Thereafter	2,410,911
Total debt maturities	4,918,805
Net unamortized premium	22,467
Net unamortized debt issuance costs	(28,060)
Total debt obligations, net	$4,913,212

As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $300.4 million outstanding principal balance on the 2024 Notes.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2023		December 31, 2022
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,421,446	$3,967,511	$4,619,915	$4,148,681
Unsecured Credit Facility	491,766	500,000	415,586	425,056
Total debt obligations, net	$4,913,212	$4,467,511	$5,035,501	$4,573,737
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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,106	$833	$20,273	$—
Interest rate derivatives	$11,697	$—	$11,697	$—

	Fair Value Measurements as of December 31, 2022
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,669	$1,088	$20,581	$—
Interest rate derivatives	$9,640	$—	$9,640	$—
(1)As of June 30, 2023 and December 31, 2022, marketable securities included $0.6 million and $0.8 million of net unrealized losses, respectively. As of June 30, 2023, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the six months ended June 30, 2023, excluding the properties sold prior to June 30, 2023. During the year ended December 31, 2022, no properties were remeasured to fair value as a result of impairment testing that were not sold prior to December 31, 2022.

	Fair Value Measurements as of June 30, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$14,987	$—	$—	$14,987	$11,705
(1)Excludes properties disposed of prior to June 30, 2023.
(2)The carrying value of The Quentin Collection, which was remeasured to fair value based upon an income approach valuation using the direct capitalization method during the three months ended June 30, 2023, is $15.0 million. The capitalization rate of 8.75% utilized in the analysis was based upon unobservable inputs that the Company believes to be within a reasonable range of current market rates for the property.

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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are recognized upon the achievement of certain predetermined sales thresholds. The Company recognized $2.0 million and $2.4 million of income based on percentage rents for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $5.7 million and $5.9 million of income based on percentage rents for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of June 30, 2023, the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Statements of Operations Information	2023	2022	2023	2022
Operating lease costs	$1,407	$1,613	$2,818	$3,051
Variable lease costs	123	83	262	163
Total lease costs	$1,530	$1,696	$3,080	$3,214

	Six Months Ended June 30,
Supplemental Statements of Cash Flows Information	2023	2022
Operating cash outflows from operating leases	$3,027	$3,072
ROU assets obtained in exchange for operating lease liabilities	23	10,708
ROU asset reduction due to dispositions, held for sale, and lease modifications	(144)	—

Operating Lease Liabilities	As of June 30, 2023
Future minimum operating lease payments:
2023 (remaining six months)	$3,016
2024	5,943
2025	5,642
2026	4,917
2027	2,701
2028	1,902
Thereafter	30,956
Total future minimum operating lease payments	55,077
Less: imputed interest	(17,445)
Operating lease liabilities	$37,632

Supplemental Balance Sheets Information	As of June 30, 2023	As of December 31, 2022
Operating lease liabilities(1)(2)	$37,632	$39,923
ROU assets(1)(3)	33,670	35,754
(1)As of June 30, 2023 and December 31, 2022, the weighted average remaining lease term was 16.1 years and 16.0 years, respectively, and the weighted average discount rate was 4.44% and 4.43%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2023, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. The ATM Program replaced the Company's prior at-the-market equity offering program (the "Prior ATM Program"), which was scheduled to expire on January 9, 2023. During the six months ended June 30, 2023, the Company did not issue any shares of common stock under the ATM Program. During the six months ended June 30, 2022, the Company issued 1.9 million shares of common stock under the Prior ATM Program at an average price per share of $25.55, for total gross proceeds of $48.1 million, excluding commissions. The Company incurred commissions of $0.6 million in conjunction with the Prior ATM Program for the six months ended June 30, 2022. As of June 30, 2023, $400.0 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. The Repurchase Program replaced the Company's prior share repurchase program (the "Prior Repurchase Program"), which was scheduled to expire on January 9, 2023. During the six months ended June 30, 2023 and 2022, the Company did not repurchase any shares of common stock. As of June 30, 2023, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the six months ended June 30, 2023 and 2022, the Company withheld 0.5 million and 0.4 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended June 30, 2023 and 2022, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.26 per share/unit and $0.24 per share/unit, respectively. During the six months ended June 30, 2023 and 2022, the board of directors declared common stock dividends and OP Unit distributions of $0.52 per share/unit and $0.48 per share/unit, respectively. As of June 30, 2023 and December 31, 2022, the Company had declared but unpaid common stock dividends and OP Unit distributions of $81.2 million and $81.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

12. Stock Based Compensation
In February 2022, the Company's board of directors approved the 2022 Omnibus Incentive Plan (the "Plan") and in April 2022, the Company's stockholders approved the Plan. The Plan provides for a maximum of 10.0 million shares of the Company’s common stock to be issued for qualified and non-qualified options, stock appreciation rights, restricted stock, RSUs, OP Units, performance awards, and other stock-based awards. Prior to the approval of the Plan, awards were issued under the 2013 Omnibus Incentive Plan that the Company's board of directors approved in 2013.

During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.7 million and 0.7 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Six Months Ended June 30, 2023	Year Ended, December 31, 2022
Volatility	32.0% - 52.0%	27.0% - 51.0%
Weighted average risk-free interest rate	3.79% - 5.18%	1.08% - 1.39%
Weighted average common stock dividend yield	4.3% - 4.8%	3.8% - 4.6%

During the three months ended June 30, 2023 and 2022, the Company recognized $5.0 million and $6.5 million of equity compensation expense, respectively, of which $0.4 million and $0.5 million was capitalized, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $9.5 million and $11.1 million of equity compensation expense, respectively, of which $0.7 million and $0.8 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023, the Company had $28.2 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.2 years.

13.     Earnings per Share
Basic earnings per share ("EPS") is calculated by dividing net income attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. Certain restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such stockholders have rights to receive non-forfeitable dividends. Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Company’s common stock.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Computation of Basic Earnings Per Share:
Net income	$56,408	$87,791	$168,654	$167,297
Non-forfeitable dividends on unvested restricted shares	(221)	(273)	(448)	(496)
Net income attributable to the Company’s common stockholders for basic earnings per share	$56,187	$87,518	$168,206	$166,801

Weighted average number shares outstanding – basic	300,961	299,992	300,899	299,246

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.19	$0.29	$0.56	$0.56

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$56,187	$87,518	$168,206	$166,801

Weighted average shares outstanding – basic	300,961	299,992	300,899	299,246
Effect of dilutive securities:
Equity awards	1,324	1,102	1,335	1,114
Weighted average shares outstanding – diluted	302,285	301,094	302,234	300,360

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.19	$0.29	$0.56	$0.56

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2023 and 2022 (dollars in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Computation of Basic Earnings Per Unit:
Net income	$56,408	$87,791	$168,654	$167,297
Non-forfeitable dividends on unvested restricted units	(221)	(273)	(448)	(496)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$56,187	$87,518	$168,206	$166,801

Weighted average number common units outstanding – basic	300,961	299,992	300,899	299,246

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.19	$0.29	$0.56	$0.56

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$56,187	$87,518	$168,206	$166,801

Weighted average common units outstanding – basic	300,961	299,992	300,899	299,246
Effect of dilutive securities:
Equity awards	1,324	1,102	1,335	1,114
Weighted average common units outstanding – diluted	302,285	301,094	302,234	300,360

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.19	$0.29	$0.56	$0.56

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three and six months ended June 30, 2023 and 2022, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
As of June 30, 2023 and December 31, 2022, there were no material receivables from or payables to related parties. During the three and six months ended June 30, 2023 and 2022, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2023 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2023 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed corporation that has elected to be taxed as a real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of June 30, 2023, our portfolio was comprised of 365 shopping centers (the “Portfolio”) totaling approximately 65 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of June 30, 2023, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Burlington Stores, Inc. (“Burlington”). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2022, and intends to satisfy such requirements for subsequent taxable years.

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

Leasing Highlights
As of June 30, 2023, billed and leased occupancy were 90.4% and 94.1%, respectively, as compared to 89.0% and 92.5%, respectively, as of June 30, 2022.

The following table summarizes our executed leasing activity for the three months ended June 30, 2023 and 2022 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended June 30, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	432	2,302,495	$19.18	$4.88	$2.46	12.9%
New and renewal leases	375	1,400,822	23.47	8.01	4.04	15.4%
New leases	136	624,684	24.30	15.29	9.03	22.4%
Renewal leases	239	776,138	22.80	2.16	0.02	13.6%
Option leases	57	901,673	12.52	—	—	8.0%

For the Three Months Ended June 30, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	443	2,885,438	$17.09	$4.59	$2.15	12.5%
New and renewal leases	387	1,962,044	18.79	6.75	3.16	14.6%
New leases	166	870,194	19.72	12.68	6.99	34.3%
Renewal leases	221	1,091,850	18.05	2.03	0.10	9.8%
Option leases	56	923,394	13.48	—	—	8.6%
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

The following table summarizes our executed leasing activity for the six months ended June 30, 2023 and 2022 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Six Months Ended June 30, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	824	4,756,467	$18.82	$5.08	$2.38	13.8%
New and renewal leases	706	2,839,228	22.84	8.52	3.99	17.2%
New leases	276	1,393,094	22.00	14.15	8.06	32.0%
Renewal leases	430	1,446,134	23.66	3.10	0.08	13.7%
Option leases	118	1,917,239	12.86	—	—	8.4%

For the Six Months Ended June 30, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	817	5,192,585	$16.40	$4.63	$2.08	12.8%
New and renewal leases	708	3,352,196	18.77	7.18	3.22	16.0%
New leases	315	1,650,148	18.73	12.58	6.44	35.0%
Renewal leases	393	1,702,048	18.80	1.94	0.10	10.6%
Option leases	109	1,840,389	12.10	—	—	7.4%
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

Acquisition Activity
•During the six months ended June 30, 2023, we acquired one land parcel for an aggregate purchase price of $1.9 million, including transaction costs and closing credits.

•During the six months ended June 30, 2022, we acquired seven shopping centers, one outparcel, and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $409.7 million, including transaction costs and closing credits.

Disposition Activity
•During the six months ended June 30, 2023, we disposed of eight shopping centers and seven partial shopping centers for aggregate net proceeds of $145.3 million, resulting in aggregate gain of $52.1 million and aggregate impairment of $6.1 million. In addition, during the six months ended June 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset, resulting in net gain of $0.2 million.

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

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
Revenues (in thousands)

	Three Months Ended June 30,
	2023	2022	$ Change
Revenues
Rental income	$309,192	$305,898	$3,294
Other revenues	601	233	368
Total revenues	$309,793	$306,131	$3,662

Rental income
The increase in rental income for the three months ended June 30, 2023 of $3.3 million, as compared to the corresponding period in 2022, was due to a $7.3 million increase for assets owned for the full period, partially offset by a $4.0 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) a $9.5 million increase in base rent; (ii) a $5.2 million increase in expense reimbursements; (iii) a $0.8 million increase in straight-line rental income, net; and (iv) a $0.1 million increase in ancillary and other rental income; partially offset by (v) a $7.0 million decrease associated with revenues deemed uncollectible; (vi) a $0.6 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; (vii) a $0.4 million decrease in percentage rents; and (viii) a $0.3 million decrease in lease termination fees. The $9.5 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 13.8% during the six months ended June 30, 2023 and 12.7% during the year ended December 31, 2022, and an increase in weighted average billed occupancy. The $5.2 million increase in expense reimbursements was primarily attributable to increases in weighted average billed occupancy, reimbursable operating costs, and real estate taxes. The $7.0 million decrease associated with revenues deemed uncollectible was primarily attributable to reduced cash collections associated with amounts previously reserved.

Other revenues
The increase in other revenues for the three months ended June 30, 2023 of $0.4 million as compared to the corresponding period in 2022, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2023	2022	$ Change
Operating expenses
Operating costs	$35,705	$34,497	$1,208
Real estate taxes	43,712	42,304	1,408
Depreciation and amortization	88,812	85,137	3,675
Impairment of real estate assets	16,736	7	16,729
General and administrative	28,514	29,702	(1,188)
Total operating expenses	$213,479	$191,647	$21,832

Operating costs
The increase in operating costs for the three months ended June 30, 2023 of $1.2 million, as compared to the corresponding period in 2022, was due to a $1.7 million increase in operating costs for assets owned for the full period, primarily due to increases in repairs and maintenance, partially offset by a $0.5 million decrease due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the three months ended June 30, 2023 of $1.4 million, as compared to the corresponding period in 2022, was due to a $1.4 million increase in real estate taxes for assets owned for the full period, primarily due to an increase in current year assessments, a decrease in real estate tax refunds, and a decrease in favorable adjustments related to prior year assessments.
Depreciation and amortization
The increase in depreciation and amortization for the three months ended June 30, 2023 of $3.7 million, as compared to the corresponding period in 2022, was primarily due to a $4.7 million increase for assets owned for the full period, primarily due to capital expenditures, and an increase in accelerated depreciation and amortization related to tenant move-outs, partially offset by a $1.0 million decrease attributable to net transaction activity.

Impairment of real estate assets
During the three months ended June 30, 2023, aggregate impairment of $16.7 million was recognized on two shopping centers and two partial shopping centers, as a result of disposition activity, and one operating property. During the three months ended June 30 2022, aggregate impairment of less than $0.1 million was recognized on one shopping center, as a result of disposition activity. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the three months ended June 30, 2023 of $1.2 million, as compared to the corresponding period in 2022, was primarily due to a decrease in net compensation costs.

During the three months ended June 30, 2023 and 2022, construction compensation costs of $4.3 million and $4.3 million, respectively, were capitalized to building and improvements and leasing legal costs of $1.0 million and $0.9 million, respectively, and leasing commission costs of $1.8 million and $2.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2023	2022	$ Change
Other income (expense)
Dividends and interest	$57	$35	$22
Interest expense	(47,485)	(47,886)	401
Gain on sale of real estate assets	3,857	22,988	(19,131)
Gain (loss) on extinguishment of debt, net	4,350	(221)	4,571
Other	(685)	(1,609)	924
Total other expense	$(39,906)	$(26,693)	$(13,213)

Dividends and interest
Dividends and interest remained generally consistent for the three months ended June 30, 2023 as compared to the corresponding period in 2022.

Interest expense
The decrease in interest expense for the three months ended June 30, 2023 of $0.4 million, as compared to the corresponding period in 2022, was primarily due to a lower overall debt obligations, partially offset by a higher weighted average interest rate.

Gain on sale of real estate assets
During the three months ended June 30, 2023, three partial shopping centers were disposed of resulting in aggregate gain of $3.6 million. In addition, during the three months ended June 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset and resolved contingencies related to a previously disposed asset, resulting in net gain of $0.2 million. During the three months ended June 30, 2022, four shopping centers and three partial shopping centers were disposed of resulting in aggregate gain of $23.0 million.

Gain (loss) on extinguishment of debt, net
During the three months ended June 30, 2023, we repurchased $199.6 million of the $500.0 million of our 3.65% Senior Notes due 2024 (the "2024 Notes") then outstanding, resulting in a $4.3 million gain on extinguishment of debt. During the three months ended June 30, 2022, we amended and restated our unsecured credit facility agreements (the "Unsecured Credit Facility"), resulting in a $0.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The decrease in other expense for the three months ended June 30, 2023 of $0.9 million as compared to the corresponding period in 2022, was primarily due to a decrease in transaction costs.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
Revenues (in thousands)

	Six Months Ended June 30,
	2023	2022	$ Change
Revenues
Rental income	$620,322	$604,260	$16,062
Other revenues	915	500	415
Total revenues	$621,237	$604,760	$16,477

Rental income
The increase in rental income for the six months ended June 30, 2023 of $16.1 million, as compared to the corresponding period in 2022, was due to a $19.1 million increase for assets owned for the full period, partially offset by a $3.0 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) an $18.4 million increase in base rent; (ii) a $9.9 million increase in expense reimbursements; (iii) a $0.9 million increase in lease termination fees; (iv) a $0.1 million increase in straight-line rental income, net; and (v) a less than $0.1 million increase in ancillary and other rental income; partially offset by (vi) a $9.8 million decrease associated with revenues deemed uncollectible; (vii) a $0.3 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; and (viii) a $0.1 million decrease in percentage rents. The $18.4 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 13.8% during the six months ended June 30, 2023 and 12.7% during the year ended December 31, 2022, and an increase in weighted average billed occupancy. The $9.9 million increase in expense reimbursements was primarily attributable to increases in weighted average billed occupancy, reimbursable operating costs, and real estate taxes. The $9.8 million decrease associated with revenues deemed uncollectible was primarily attributable to reduced cash collections associated with amounts previously reserved.

Other revenues
The increase in other revenues for the six months ended June 30, 2023 of $0.4 million as compared to the corresponding period in 2022, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2023	2022	$ Change
Operating expenses
Operating costs	$71,600	$69,293	$2,307
Real estate taxes	88,400	83,944	4,456
Depreciation and amortization	176,553	169,359	7,194
Impairment of real estate assets	17,836	4,597	13,239
General and administrative	57,686	57,702	(16)
Total operating expenses	$412,075	$384,895	$27,180

Operating costs
The increase in operating costs for the six months ended June 30, 2023 of $2.3 million, as compared to the corresponding period in 2022, was due to a $3.1 million increase in operating costs for assets owned for the full period, primarily due to increases in repairs and maintenance, partially offset by a $0.8 million decrease due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the six months ended June 30, 2023 of $4.5 million, as compared to the corresponding period in 2022, was due to a $2.4 million increase in real estate taxes for assets owned for the full period, primarily due to an increase in current year assessments, a decrease in real estate tax refunds, and a decrease in favorable adjustments related to prior year assessments, in addition to a $2.1 million increase in real estate taxes due to net transaction activity.

Depreciation and amortization
The increase in depreciation and amortization for the six months ended June 30, 2023 of $7.2 million, as compared to the corresponding period in 2022, was primarily due to a $6.7 million increase for assets owned for the full period, primarily due to capital expenditures, and an increase in accelerated depreciation and amortization related to tenant move-outs, and a $0.5 million increase attributable to net transaction activity.

Impairment of real estate assets
During the six months ended June 30, 2023, aggregate impairment of $17.8 million was recognized on two shopping centers and two partial shopping centers, as a result of disposition activity, and one operating property. During the six months ended June 30 2022, aggregate impairment of $4.6 million was recognized on two shopping centers, as a result of disposition activity. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
General and administrative costs remained generally consistent for the six months ended June 30, 2023, as compared to the corresponding period in 2022.

During the six months ended June 30, 2023 and 2022, construction compensation costs of $8.9 million and $8.5 million, respectively, were capitalized to building and improvements and leasing legal costs of $2.4 million and $2.5 million, respectively, and leasing commission costs of $4.0 million and $3.9 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2023	2022	$ Change
Other income (expense)
Dividends and interest	$72	$110	$(38)
Interest expense	(96,165)	(95,208)	(957)
Gain on sale of real estate assets	52,325	44,899	7,426
Gain (loss) on extinguishment of debt, net	4,350	(221)	4,571
Other	(1,090)	(2,148)	1,058
Total other income	$(40,508)	$(52,568)	$12,060

Dividends and interest
Dividends and interest remained generally consistent for the six months ended June 30, 2023 as compared to the corresponding period in 2022.

Interest expense
The increase in interest expense for the six months ended June 30, 2023 of $1.0 million, as compared to the corresponding period in 2022, was primarily due to a higher weighted average interest rate, partially offset by lower overall debt obligations.

Gain on sale of real estate assets
During the six months ended June 30, 2023, six shopping centers and five partial shopping centers were disposed of resulting in aggregate gain of $52.1 million. In addition, during the six months ended June 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset, resulting in net gain of $0.2 million. During the six months ended June 30, 2022, eight shopping centers and four partial shopping centers were disposed of resulting in aggregate gain of $44.8 million. In addition, during the six months ended June 30, 2022, we resolved contingencies related to previously disposed assets resulting in net gain of $0.1 million.

Gain (loss) on extinguishment of debt, net
During the six months ended June 30, 2023, we repurchased $199.6 million of the $500.0 million of our 2024 Notes then outstanding, resulting in a $4.3 million gain on extinguishment of debt. During the six months ended June 30, 2022, we amended and restated our Unsecured Credit Facility, resulting in a $0.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The decrease in other expense for the six months ended June 30, 2023 of $1.1 million as compared to the corresponding period in 2022, was primarily due to a decrease in transaction costs.

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
•dividend/distribution payments;
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our Unsecured Credit Facility is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $300.0 million term loan facility, in addition to a $200.0 million delayed draw term loan, which was drawn on April 24, 2023 (together the "Term Loan Facility"). As of June 30, 2023, we had $1.26 billion of available liquidity, including $1.25 billion available under our Revolving Facility and $14.9 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended June 30, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of June 30, 2023 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended June 30, 2024	Thereafter
Debt maturities (1)	$300.4	$4,618.5
Interest payments (1)(2)	183.8	708.4
Operating leases	6.0	49.1
Total	$490.2	$5,376.0

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of June 30, 2023. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of these and other factors that could impact interest payments.

Other Essential Expenditures
We incur certain essential expenditures in the ordinary course of business, such as common area expenses, utilities, insurance, real estate taxes, capital expenditures related to the maintenance of our properties, leasing capital expenditures, and corporate level expenses. The amount of common area expenses, utilities, and capital expenditures related to the maintenance of our properties that we incur depends on the scope of services that we provide, prevailing market rates, and the size and composition of our Portfolio. We carry comprehensive insurance to protect our Portfolio against various losses. The amount of insurance expense that we incur depends on the assessed values of our properties, prevailing market rates, and the size and composition of our Portfolio. We incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on the assessed values of our properties, the tax rates assessed by various jurisdictions, and the size and composition of our Portfolio. Leasing capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. The amount of leasing capital expenditures that we incur depends on the volume and nature of leasing activity. We incur corporate level expenses such as employee compensation costs, professional fees, corporate office rents, and other platform expenses. The amount of corporate level expenses we incur depends on the size and composition of our Portfolio and platform and prevailing market wages and rates. Leases typically provide for the reimbursement of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties. However, costs that we incur generally do not decrease if revenue or occupancy decrease, and certain costs that we incur, such as corporate level expenses, are not typically reimbursed.

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the second and third quarters of 2023:

	Second Quarter 2023	Third Quarter 2023
Dividend declared per common share	$0.26	$0.26
Dividend declaration date	April 26, 2023	July 26, 2023
Dividend record date	July 5, 2023	October 3, 2023
Dividend payable date	July 17, 2023	October 16, 2023

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

The amount of future acquisition activity depends on the availability of opportunities that further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. Our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise to create value. Our acquisition activity may include acquisitions of open-air shopping centers or non-owned anchor spaces, retail buildings, and/or outparcels at, or adjacent to, our existing shopping centers.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by operating activities	$294,941	$274,116	$20,825
Net cash used in investing activities	(11,909)	(416,577)	404,668
Net cash used in financing activities	(289,431)	(126,526)	(162,905)

Net change in cash, cash equivalents and restricted cash	(6,399)	(268,987)	262,588
Cash, cash equivalents and restricted cash at beginning of period	21,259	297,743	(276,484)
Cash, cash equivalents and restricted cash at end of period	$14,860	$28,756	$(13,896)

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by operating activities	$294,941	$274,116	$20,825
Net cash used in investing activities	(11,909)	(416,577)	404,668
Net cash used in financing activities	(288,529)	(111,557)	(176,972)

Net change in cash, cash equivalents and restricted cash	(5,497)	(254,018)	248,521
Cash, cash equivalents and restricted cash at beginning of period	20,332	282,585	(262,253)
Cash, cash equivalents and restricted cash at end of period	$14,835	$28,567	$(13,732)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating expenses, general and administrative expenses, and interest expense.

During the six months ended June 30, 2023, our net cash provided by operating activities increased $20.8 million as compared to the corresponding period in 2022. The increase was primarily due to (i) an increase from net working capital; (ii) an increase in same property net operating income; and (iii) an increase in lease termination fees; partially offset by (iv) a decrease in net operating income due to net transaction activity and other non-same property net operating income; (v) an increase in cash outflows for general and administrative expense; and (vi) an increase in cash outflows for interest expense.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the six months ended June 30, 2023, our net cash used in investing activities decreased $404.7 million as compared to the corresponding period in 2022. The increase was primarily due to (i) a decrease of $407.8 million in acquisitions of real estate assets; (ii) an increase of $5.6 million in net proceeds from sales of real estate assets; and (iii) an increase of $0.4 million in proceeds from sales of marketable securities, net of purchases; partially offset by (iv) an increase of $9.1 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the six months ended June 30, 2023 and 2022, we expended $156.1 million and $147.0 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $0.2 million and $2.2 million, respectively, which were received during the six months ended June 30, 2023 and 2022.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of June 30, 2023, we had 50 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $435.5 million, of which $240.9 million had been incurred as of June 30, 2023. In addition, we have identified a pipeline of future redevelopment projects aggregating approximately $950 million of potential capital investment, which we expect to execute over the next several years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, particularly where we can further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the six months ended June 30, 2023, we acquired one land parcel for an aggregate purchase price of $1.9 million, including transaction costs and closing credits. During the six months ended June 30, 2022, we acquired seven shopping centers, one outparcel, and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $409.7 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the six months ended June 30, 2023, we disposed of eight shopping centers and seven partial shopping centers for aggregate net proceeds of $145.3 million. In addition, during the six months ended June 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset. During the six months ended June 30, 2022, we disposed of ten shopping centers and four partial shopping centers for aggregate net proceeds of $140.0 million.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the six months ended June 30, 2023, our net cash used in financing activities increased $162.9 million as compared to the corresponding period in 2022. The increase was primarily due to (i) a $109.2 million increase in debt repayments, net of borrowings; (ii) a $47.4 million decrease in issuances of common stock; (iii) a $13.2 million increase in distributions to our common stockholders; and (iv) a $0.8 million increase in repurchases of common stock; partially offset by (v) a $7.7 million decrease in deferred financing and debt extinguishment costs.

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

Our reconciliation of net income to Nareit FFO for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$56,408	$87,791	$168,654	$167,297
Depreciation and amortization related to real estate	87,806	84,089	174,554	167,279
Gain on sale of real estate assets	(3,857)	(22,988)	(52,325)	(44,899)
Impairment of real estate assets	16,736	7	17,836	4,597
Nareit FFO	$157,093	$148,899	$308,719	$294,274
Nareit FFO per diluted share	$0.52	$0.49	$1.02	$0.98
Weighted average diluted shares outstanding	302,285	301,094	302,234	300,360

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

Considering the nature of our business as a real estate owner and operator, we believe that NOI is useful to investors in measuring the operating performance of our portfolio because the definition excludes various items included in net income that do not relate to, or are not indicative of, the operating performance of our properties, such as lease termination fees, straight-line rental income, net, accretion of below-market leases, net of amortization of above-market leases and tenant inducements, straight-line ground rent expense, net, depreciation and amortization, impairment of real estate assets, general and administrative expense, and other income and expense (including interest expense and gain on sale of real estate assets). We believe that same property NOI is also useful to investors because it further eliminates disparities in NOI by only including NOI of properties owned for the entirety of both periods presented and excluding properties under development and completed new development properties that have been stabilized for less than one year, or income or expense associated with our captive insurance company, and therefore provides a more consistent metric for comparing the operating performance of our real estate between periods.

Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Number of properties	351	351	—	347	347	—
Percent billed	90.5%	89.1%	1.4%	90.5%	89.1%	1.4%
Percent leased	94.1%	92.7%	1.4%	94.1%	92.7%	1.4%

Revenues
Rental income	$288,984	$280,298	$8,686	$569,258	$548,101	$21,157
Other revenues	601	224	377	915	480	435
	289,585	280,522	9,063	570,173	548,581	21,592
Operating expenses
Operating costs	(34,195)	(32,274)	(1,921)	(67,473)	(64,164)	(3,309)
Real estate taxes	(41,486)	(39,923)	(1,563)	(80,349)	(77,950)	(2,399)
	(75,681)	(72,197)	(3,484)	(147,822)	(142,114)	(5,708)
Same property NOI	$213,904	$208,325	$5,579	$422,351	$406,467	$15,884

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$56,408	$87,791	$168,654	$167,297
Adjustments:
Non-same property NOI	(6,799)	(11,337)	(20,266)	(27,467)
Lease termination fees	(676)	(930)	(2,945)	(2,060)
Straight-line rental income, net	(7,421)	(6,751)	(11,422)	(11,490)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(1,568)	(2,160)	(4,236)	(4,204)
Straight-line ground rent expense, net	(8)	173	(17)	165
Depreciation and amortization	88,812	85,137	176,553	169,359
Impairment of real estate assets	16,736	7	17,836	4,597
General and administrative	28,514	29,702	57,686	57,702
Total other expense	39,906	26,693	40,508	52,568
Same property NOI	$213,904	$208,325	$422,351	$406,467

Inflation
Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance; however, inflation significantly increased over the last two years and may continue to be elevated or increase further. With respect to our shopping centers, our long-term leases generally contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation; however, we have exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. We believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain non-reimbursed inflationary expense pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and have and may continue to enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans. With respect to general and administrative costs, we continually seek opportunities to offset inflationary cost pressures through routine evaluations of our spending levels and through ongoing efforts to utilize technology to enhance our operational efficiency.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela Aman, concluded that BPG’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2023, the Company did not repurchase any shares of its common stock. As of June 30, 2023, the repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BRIXMOR PROPERTY GROUP INC.

Date: July 31, 2023	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 31, 2023	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2023	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: July 31, 2023	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 31, 2023	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2023	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)