Form 10-Q
period 2023-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2023-10-30
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 1, 2023, Brixmor Property Group Inc. had 300,596,394 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our,” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust (“REIT”) that owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. As of September 30, 2023, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the “OP Units”) in the Operating Partnership.
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
Equity, capital, and non-controlling interests are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent Company through BPG Sub and the General Partner and has in the past, and may in the future, include OP Units owned by third parties. OP Units owned by third parties, if any, are accounted for outside of equity in non-controlling interests in the Parent Company’s financial statements.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Form 10-K for the year ended December 31, 2022 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, general economic contractions, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2023	December 31, 2022
Assets
Real estate
Land	$1,795,807	$1,820,358
Buildings and improvements	9,128,624	9,077,993
	10,924,431	10,898,351
Accumulated depreciation and amortization	(3,131,183)	(2,996,759)
Real estate, net	7,793,248	7,901,592

Cash and cash equivalents	861	16,492
Restricted cash	17,822	4,767
Marketable securities	20,609	21,669
Receivables, net	262,774	264,146
Deferred charges and prepaid expenses, net	167,997	154,141
Real estate assets held for sale	10,013	10,439
Other assets	62,566	62,684
Total assets	$8,335,890	$8,435,930

Liabilities
Debt obligations, net	$4,919,157	$5,035,501
Accounts payable, accrued expenses and other liabilities	548,353	535,419
Total liabilities	5,467,510	5,570,920

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 309,723,386 and 309,042,754 shares issued and 300,596,394 and 299,915,762 shares outstanding	3,006	2,999
Additional paid-in capital	3,303,935	3,299,496
Accumulated other comprehensive income	12,192	8,851
Distributions in excess of net income	(450,753)	(446,336)
Total equity	2,868,380	2,865,010
Total liabilities and equity	$8,335,890	$8,435,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$307,118	$304,643	$927,440	$908,903
Other revenues	196	102	1,111	602
Total revenues	307,314	304,745	928,551	909,505

Operating expenses
Operating costs	35,058	33,299	106,658	102,592
Real estate taxes	42,156	44,179	130,556	128,123
Depreciation and amortization	96,254	84,773	272,807	254,132
Impairment of real estate assets	—	—	17,836	4,597
General and administrative	29,182	29,094	86,868	86,796
Total operating expenses	202,650	191,345	614,725	576,240

Other income (expense)
Dividends and interest	273	88	345	198
Interest expense	(47,364)	(48,726)	(143,529)	(143,934)
Gain on sale of real estate assets	6,712	15,768	59,037	60,667
Gain (loss) on extinguishment of debt, net	6	—	4,356	(221)
Other	(555)	(789)	(1,645)	(2,937)
Total other expense	(40,928)	(33,659)	(81,436)	(86,227)

Net income	$63,736	$79,741	$232,390	$247,038

Net income per common share:
Basic	$0.21	$0.26	$0.77	$0.82
Diluted	$0.21	$0.26	$0.77	$0.82
Weighted average shares:
Basic	301,007	300,213	300,955	299,626
Diluted	302,511	301,341	302,447	300,784
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$63,736	$79,741	$232,390	$247,038
Other comprehensive income
Change in unrealized gain on interest rate swaps, net (Note 6)	962	6,088	3,019	21,469
Change in unrealized gain (loss) on marketable securities	127	(358)	322	(767)
Total other comprehensive income	1,089	5,730	3,341	20,702
Comprehensive income	$64,825	$85,471	$235,731	$267,740
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2022	297,210	$2,972	$3,231,732	$(12,674)	$(503,684)	$2,718,346
Common stock dividends ($0.240 per common share)	—	—	—	—	(73,156)	(73,156)
Equity based compensation expense	—	—	4,620	—	—	4,620
Other comprehensive income	—	—	—	10,952	—	10,952
Issuance of common stock	2,278	23	43,825	—	—	43,848
Repurchases of common shares in conjunction with equity award plans	—	—	(10,458)	—	—	(10,458)
Net income	—	—	—	—	79,506	79,506
Ending balance, March 31, 2022	299,488	2,995	3,269,719	(1,722)	(497,334)	2,773,658
Common stock dividends ($0.240 per common share)	—	—	—	—	(72,534)	(72,534)
Equity based compensation expense	—	—	6,500	—	—	6,500
Other comprehensive income	—	—	—	4,020	—	4,020
Issuance of common stock	181	2	3,558	—	—	3,560
Repurchases of common shares in conjunction with equity award plans	—	—	(2)	—	—	(2)
Net income	—	—	—	—	87,791	87,791
Ending balance, June 30, 2022	299,669	2,997	3,279,775	2,298	(482,077)	2,802,993
Common stock dividends ($0.240 per common share)	—	—	—	—	(72,555)	(72,555)
Equity based compensation expense	—	—	6,580	—	—	6,580
Other comprehensive income	—	—	—	5,730	—	5,730
Issuance of common stock	244	2	5,690	—	—	5,692
Net income	—	—	—	—	79,741	79,741
Ending balance, September 30, 2022	299,913	$2,999	$3,292,045	$8,028	$(474,891)	$2,828,181

Beginning balance, January 1, 2023	299,916	$2,999	$3,299,496	$8,851	$(446,336)	$2,865,010
Common stock dividends ($0.260 per common share)	—	—	—	—	(79,298)	(79,298)
Equity based compensation expense	—	—	4,518	—	—	4,518
Other comprehensive loss	—	—	—	(3,731)	—	(3,731)
Issuance of common stock	632	6	(6)	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,229)	—	—	(11,229)
Net income	—	—	—	—	112,246	112,246
Ending balance, March 31, 2023	300,548	3,005	3,292,779	5,120	(413,388)	2,887,516
Common stock dividends ($0.260 per common share)	—	—	—	—	(78,755)	(78,755)
Equity based compensation expense	—	—	5,019	—	—	5,019
Other comprehensive income	—	—	—	5,983	—	5,983
Issuance of common stock	45	1	—	—	—	1
Net income	—	—	—	—	56,408	56,408
Ending balance, June 30, 2023	300,593	3,006	3,297,798	11,103	(435,735)	2,876,172
Common stock dividends ($0.260 per common share)	—	—	—	—	(78,754)	(78,754)
Equity based compensation expense	—	—	6,139	—	—	6,139
Other comprehensive income	—	—	—	1,089	—	1,089
Issuance of common stock	3	—	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(2)	—	—	(2)
Net income	—	—	—	—	63,736	63,736
Ending balance, September 30, 2023	300,596	$3,006	$3,303,935	$12,192	$(450,753)	$2,868,380
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$232,390	$247,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,807	254,132
Accretion of debt premium and discount, net	(2,198)	(2,147)
Deferred financing cost amortization	5,163	5,261
Accretion of above- and below-market leases, net	(9,361)	(9,245)
Tenant inducement amortization and other	3,205	2,970
Impairment of real estate assets	17,836	4,597
Gain on sale of real estate assets	(59,037)	(60,667)
Equity based compensation	14,559	16,414
(Gain) loss on extinguishment of debt, net	(4,356)	221
Changes in operating assets and liabilities:
Receivables, net	(937)	(14,369)
Deferred charges and prepaid expenses	(37,619)	(36,775)
Other assets	(760)	(284)
Accounts payable, accrued expenses and other liabilities	21,820	34,014
Net cash provided by operating activities	453,512	441,160

Investing activities:
Improvements to and investments in real estate assets	(254,426)	(233,127)
Acquisitions of real estate assets	(1,914)	(409,688)
Proceeds from sales of real estate assets	162,194	171,017
Purchase of marketable securities	(20,442)	(24,558)
Proceeds from sale of marketable securities	21,566	21,877
Net cash used in investing activities	(93,022)	(474,479)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(480,000)	(465,000)
Proceeds from borrowings under unsecured revolving credit facility	360,000	665,000
Proceeds from unsecured term loans	200,000	—
Repayment of borrowings under unsecured notes	(194,254)	(250,000)
Deferred financing and debt extinguishment costs	(700)	(8,398)
Proceeds from issuances of common shares	—	53,100
Distributions to common stockholders	(236,881)	(217,414)
Repurchases of common shares in conjunction with equity award plans	(11,231)	(10,460)
Net cash used in financing activities	(363,066)	(233,172)

Net change in cash, cash equivalents and restricted cash	(2,576)	(266,491)
Cash, cash equivalents and restricted cash at beginning of period	21,259	297,743
Cash, cash equivalents and restricted cash at end of period	$18,683	$31,252

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$861	$23,591
Restricted cash	17,822	7,661
Cash, cash equivalents and restricted cash at end of period	$18,683	$31,252

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,987 and $2,215	$144,271	$142,470
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2023	December 31, 2022
Assets
Real estate
Land	$1,795,807	$1,820,358
Buildings and improvements	9,128,624	9,077,993
	10,924,431	10,898,351
Accumulated depreciation and amortization	(3,131,183)	(2,996,759)
Real estate, net	7,793,248	7,901,592

Cash and cash equivalents	861	15,565
Restricted cash	17,822	4,767
Marketable securities	20,609	21,669
Receivables, net	262,774	264,146
Deferred charges and prepaid expenses, net	167,997	154,141
Real estate assets held for sale	10,013	10,439
Other assets	62,566	62,684
Total assets	$8,335,890	$8,435,003

Liabilities
Debt obligations, net	$4,919,157	$5,035,501
Accounts payable, accrued expenses and other liabilities	548,376	535,419
Total liabilities	5,467,533	5,570,920

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 309,723,386 and 309,042,754 units issued and 300,596,394 and 299,915,762 units outstanding	2,856,165	2,855,232
Accumulated other comprehensive income	12,192	8,851
Total capital	2,868,357	2,864,083
Total liabilities and capital	$8,335,890	$8,435,003
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$307,118	$304,643	$927,440	$908,903
Other revenues	196	102	1,111	602
Total revenues	307,314	304,745	928,551	909,505

Operating expenses
Operating costs	35,058	33,299	106,658	102,592
Real estate taxes	42,156	44,179	130,556	128,123
Depreciation and amortization	96,254	84,773	272,807	254,132
Impairment of real estate assets	—	—	17,836	4,597
General and administrative	29,182	29,094	86,868	86,796
Total operating expenses	202,650	191,345	614,725	576,240

Other income (expense)
Dividends and interest	273	88	345	198
Interest expense	(47,364)	(48,726)	(143,529)	(143,934)
Gain on sale of real estate assets	6,712	15,768	59,037	60,667
Gain (loss) on extinguishment of debt, net	6	—	4,356	(221)
Other	(555)	(789)	(1,645)	(2,937)
Total other expense	(40,928)	(33,659)	(81,436)	(86,227)

Net income	$63,736	$79,741	$232,390	$247,038

Net income per common unit:
Basic	$0.21	$0.26	$0.77	$0.82
Diluted	$0.21	$0.26	$0.77	$0.82
Weighted average units:
Basic	301,007	300,213	300,955	299,626
Diluted	302,511	301,341	302,447	300,784
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$63,736	$79,741	$232,390	$247,038
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	962	6,088	3,019	21,469
Change in unrealized gain (loss) on marketable securities	127	(358)	322	(767)
Total other comprehensive income	1,089	5,730	3,341	20,702
Comprehensive income	$64,825	$85,471	$235,731	$267,740
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2022	$2,715,863	$(12,675)	$2,703,188
Distributions to partners	(64,527)	—	(64,527)
Equity based compensation expense	4,620	—	4,620
Other comprehensive income	—	10,953	10,953
Issuance of OP Units	43,848	—	43,848
Repurchases of OP Units in conjunction with equity award plans	(10,458)	—	(10,458)
Net income	79,506	—	79,506
Ending balance, March 31, 2022	2,768,852	(1,722)	2,767,130
Distributions to partners	(66,195)	—	(66,195)
Equity based compensation expense	6,500	—	6,500
Other comprehensive income	—	4,020	4,020
Issuance of OP Units	3,560	—	3,560
Repurchases of OP Units in conjunction with equity award plans	(2)	—	(2)
Net income	87,791	—	87,791
Ending balance, June 30, 2022	2,800,506	2,298	2,802,804
Distributions to partners	(73,295)	—	(73,295)
Equity based compensation expense	6,580	—	6,580
Other comprehensive income	—	5,730	5,730
Issuance of OP Units	5,692	—	5,692
Net income	79,741	—	79,741
Ending balance, September 30, 2022	$2,819,224	$8,028	$2,827,252

Beginning balance, January 1, 2023	$2,855,232	$8,851	$2,864,083
Distributions to partners	(78,397)	—	(78,397)
Equity based compensation expense	4,518	—	4,518
Other comprehensive loss	—	(3,731)	(3,731)
Repurchases of OP Units in conjunction with equity award plans	(11,229)	—	(11,229)
Net income	112,246	—	112,246
Ending balance, March 31, 2023	2,882,370	5,120	2,887,490
Distributions to partners	(78,754)	—	(78,754)
Equity based compensation expense	5,019	—	5,019
Other comprehensive income	—	5,983	5,983
Issuance of OP Units	1	—	1
Net income	56,408	—	56,408
Ending balance, June 30, 2023	2,865,044	11,103	2,876,147
Distributions to partners	(78,752)	—	(78,752)
Equity based compensation expense	6,139	—	6,139
Other comprehensive income	—	1,089	1,089
Repurchases of OP Units in conjunction with equity award plans	(2)	—	(2)
Net income	63,736	—	63,736
Ending balance, September 30, 2023	$2,856,165	$12,192	$2,868,357
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$232,390	$247,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,807	254,132
Accretion of debt premium and discount, net	(2,198)	(2,147)
Deferred financing cost amortization	5,163	5,261
Accretion of above- and below-market leases, net	(9,361)	(9,245)
Tenant inducement amortization and other	3,205	2,970
Impairment of real estate assets	17,836	4,597
Gain on sale of real estate assets	(59,037)	(60,667)
Equity based compensation	14,559	16,414
(Gain) loss on extinguishment of debt, net	(4,356)	221
Changes in operating assets and liabilities:
Receivables, net	(937)	(14,369)
Deferred charges and prepaid expenses	(37,619)	(36,775)
Other assets	(760)	(284)
Accounts payable, accrued expenses and other liabilities	21,820	34,014
Net cash provided by operating activities	453,512	441,160

Investing activities:
Improvements to and investments in real estate assets	(254,426)	(233,127)
Acquisitions of real estate assets	(1,914)	(409,688)
Proceeds from sales of real estate assets	162,194	171,017
Purchase of marketable securities	(20,442)	(24,558)
Proceeds from sale of marketable securities	21,566	21,877
Net cash used in investing activities	(93,022)	(474,479)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(480,000)	(465,000)
Proceeds from borrowings under unsecured revolving credit facility	360,000	665,000
Proceeds from unsecured term loans	200,000	—
Repayment of borrowings under unsecured notes	(194,254)	(250,000)
Deferred financing and debt extinguishment costs	(700)	(8,398)
Proceeds from issuances of OP Units	—	53,100
Partner distributions and repurchases of OP Units	(247,185)	(213,645)
Net cash used in financing activities	(362,139)	(218,943)

Net change in cash, cash equivalents and restricted cash	(1,649)	(252,262)
Cash, cash equivalents and restricted cash at beginning of period	20,332	282,585
Cash, cash equivalents and restricted cash at end of period	$18,683	$30,323

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$861	$22,662
Restricted cash	17,822	7,661
Cash, cash equivalents and restricted cash at end of period	$18,683	$30,323

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,987 and $2,215	$144,271	$142,470
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the “Parent Company”) is an internally-managed corporation that has elected to be taxed as a real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the “Company” or “Brixmor”) owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of September 30, 2023, the Company’s portfolio was comprised of 364 shopping centers (the “Portfolio”) totaling approximately 65 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2023 and December 31, 2022. Open tax years generally range from 2020 through 2022 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the nine months ended September 30, 2023, the Company acquired the following asset:

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

The aggregate purchase price of the assets acquired during the nine months ended September 30, 2023 and 2022, respectively, has been allocated as follows:

	Nine Months Ended September 30,
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

3. Dispositions and Assets Held for Sale
During the three months ended September 30, 2023, the Company disposed of one shopping center and one partial shopping center for aggregate net proceeds of $16.6 million, resulting in aggregate gain of $6.8 million. In addition, during the three months ended September 30, 2023, the Company resolved contingencies related to previously disposed assets, resulting in a loss of $0.1 million. During the nine months ended September 30, 2023, the Company disposed of nine shopping centers and eight partial shopping centers for aggregate net proceeds of $161.9 million, resulting in aggregate gain of $58.9 million and aggregate impairment of $6.1 million. In addition, during the nine months ended September 30, 2023, the Company disposed of a non-operating asset and resolved contingencies related to a previously disposed asset for aggregate net proceeds of $0.3 million, resulting in net gain of $0.1 million.

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

As of September 30, 2023, the Company had one property held for sale. As of December 31, 2022, the Company had one property and two partial properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	September 30, 2023	December 31, 2022
Land	$1,818	$1,988
Buildings and improvements	13,155	13,864
Accumulated depreciation and amortization	(5,285)	(5,625)
Real estate, net	9,688	10,227
Other assets	325	212
Assets associated with real estate assets held for sale	$10,013	$10,439
There were no discontinued operations for the three and nine months ended September 30, 2023 and 2022 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2023	December 31, 2022
Land	$1,795,807	$1,820,358
Buildings and improvements:
Buildings and tenant improvements	8,616,743	8,535,279
Lease intangibles(1)	511,881	542,714
	10,924,431	10,898,351
Accumulated depreciation and amortization(2)	(3,131,183)	(2,996,759)
Total	$7,793,248	$7,901,592
(1)As of September 30, 2023 and December 31, 2022, Lease intangibles consisted of $463.0 million and $492.0 million, respectively, of in-place leases and $48.9 million and $50.7 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of September 30, 2023 and December 31, 2022, Accumulated depreciation and amortization included $448.5 million and $465.2 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of September 30, 2023 and December 31, 2022, the Company had intangible liabilities relating to below-market leases of $334.0 million and $349.7 million, respectively, and accumulated accretion of $247.7 million and $252.9 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended September 30, 2023 and 2022 was $3.3 million and $3.3 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the nine months ended September 30, 2023 and 2022 was $9.4 million and $9.2 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2023 and 2022 was $4.5 million and $5.1 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2023 and 2022 was $12.9 million and $14.0 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2023 (remaining three months)	$(2,445)	$3,449
2024	(9,380)	11,672
2025	(8,173)	8,605
2026	(7,147)	6,150
2027	(6,074)	4,738

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

The Company did not recognize any impairments during the three months ended September 30, 2023.

The Company recognized the following impairments during the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
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
(2)The Company disposed of this property during the nine months ended September 30, 2023

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

6. Financial Instruments – Derivatives and Hedging
The Company’s use of derivative instruments is intended to manage its exposure to interest rate movements and such instruments are not utilized for speculative purposes. In certain situations, the Company may enter into derivative financial instruments such as interest rate swap agreements and interest rate cap agreements that result in the receipt and/or payment of future known and uncertain cash amounts, the value of which are determined by market interest rates.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt. During the nine months ended September 30, 2023, the Company entered into three interest rate swap agreements with an effective date of May 1, 2023, an aggregate notional amount of $200.0 million, a weighted average fixed rate of 3.59%, and an expiration date of July 26, 2027. During the year ended December 31, 2022, the Company did not enter into any new interest rate swap agreements.

Detail on the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2023 and December 31, 2022 is as follows:

	Number of Instruments		Notional Amount
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest Rate Swaps	7	4	$500,000	$300,000

The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. Detail on the fair value of the Company’s interest rate derivatives on a gross and net basis as of September 30, 2023 and December 31, 2022 is as follows:

	Fair Value of Derivative Instruments
Interest rate swaps classified as:	September 30, 2023	December 31, 2022
Gross derivative assets	$12,659	$9,640
Gross derivative liabilities	—	—
Net derivative assets	$12,659	$9,640

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Change in unrealized gain on interest rate swaps	$3,932	$5,818	$9,906	$17,979
Amortization (accretion) of interest rate swaps to interest expense	(2,970)	270	(6,887)	3,490
Change in unrealized gain on interest rate swaps, net	$962	$6,088	$3,019	$21,469

The Company estimates that $10.3 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2023 and 2022.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2023 and December 31, 2022, the Company did not have any non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions whereby if the Company defaults on certain of its indebtedness and the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company were to be declared in default on its derivative contracts, it would be required to settle its obligations under such agreements at their termination value, including accrued interest.

7. Debt Obligations
As of September 30, 2023 and December 31, 2022, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2023	December 31, 2022	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,418,805	$4,618,453	2.25% – 7.97%	2024 – 2031
Net unamortized premium	21,721	23,787
Net unamortized debt issuance costs	(18,753)	(22,325)
Total notes payable, net	$4,421,773	$4,619,915

Unsecured Credit Facility
Revolving Facility(3)	$5,000	$125,000	6.46%	2026
Term Loan Facility(3)(4)(5)	500,000	300,000	6.63%	2027
Net unamortized debt issuance costs	(7,616)	(9,414)
Total Unsecured Credit Facility and term loans	$497,384	$415,586

Total debt obligations, net	$4,919,157	$5,035,501
(1)Stated interest rates as of September 30, 2023 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.70% as of September 30, 2023.
(3)The Company's Revolving Facility (defined hereafter) and Term Loan Facility (defined hereafter) include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points. During the nine months ended September 30, 2023, the Company concluded that it did not qualify for a reduction to the applicable credit spread during the nine months ended September 30, 2023 and year ended December 31, 2022 resulting in a less than $0.1 million increase to interest expense.
(4)Effective June 1, 2022, the Company has in place four interest rate swap agreements that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 2.59% (plus a spread of 120 basis points) through July 26, 2024.
(5)Effective May 1, 2023, the Company has in place three interest rate swap agreements that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 3.59% (plus a spread of 120 basis points and a Secured Overnight Financing Rate ("SOFR") adjustment of 10 basis points) through the maturity of the Term Loan Facility (defined hereafter) on July 26, 2027.

2023 Debt Transactions
The Operating Partnership has an unsecured credit facility as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $300.0 million term loan, in addition to a $200.0 million delayed draw term loan, which was drawn on April 24, 2023 (together the "Term Loan Facility"). During the nine months ended September 30, 2023, the Operating Partnership repaid $120.0 million, net of borrowings, under its Revolving Facility, with proceeds from dispositions.

In April 2023, the Operating Partnership commenced a cash tender offer (the "Tender Offer") for up to $199.6 million of its outstanding 3.65% Senior Notes due 2024 (the "2024 Notes"), which expired on April 24, 2023. Pursuant to the Tender Offer, the Operating Partnership repurchased $199.6 million of its 2024 Notes on April 25, 2023. Following the Tender Offer, $300.4 million aggregate principal amount of the 2024 Notes remain outstanding. The Operating Partnership funded the Tender Offer with proceeds from its $200.0 million delayed draw term loan, which was drawn on April 24, 2023. In connection with the Tender Offer, the Company recognized a $4.4 million gain on extinguishment of debt during the nine months ended September 30, 2023.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2023.

Debt Maturities
As of September 30, 2023 and December 31, 2022, the Company had accrued interest of $43.6 million and $47.3 million outstanding, respectively. As of September 30, 2023, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2023 (remaining three months)	$—
2024	300,352
2025	700,000
2026	612,542
2027	900,000
Thereafter	2,410,911
Total debt maturities	4,923,805
Net unamortized premium	21,721
Net unamortized debt issuance costs	(26,369)
Total debt obligations, net	$4,919,157

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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2023		December 31, 2022
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,421,773	$3,968,052	$4,619,915	$4,148,681
Unsecured Credit Facility	497,384	505,000	415,586	425,056
Total debt obligations, net	$4,919,157	$4,473,052	$5,035,501	$4,573,737
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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,609	$913	$19,696	$—
Interest rate derivatives	$12,659	$—	$12,659	$—

	Fair Value Measurements as of December 31, 2022
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,669	$1,088	$20,581	$—
Interest rate derivatives	$9,640	$—	$9,640	$—
(1)As of September 30, 2023 and December 31, 2022, marketable securities included $0.5 million and $0.8 million of net unrealized losses, respectively. As of September 30, 2023, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the nine months ended September 30, 2023, excluding the properties sold prior to September 30, 2023. During the year ended December 31, 2022, no properties were remeasured to fair value as a result of impairment testing that were not sold prior to December 31, 2022.

	Fair Value Measurements as of September 30, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$14,987	$—	$—	$14,987	$11,705
(1)Excludes properties disposed of prior to September 30, 2023.
(2)The carrying value of The Quentin Collection, which was remeasured to fair value based on an income approach valuation using the direct capitalization method during the nine months ended September 30, 2023, is $15.0 million. The capitalization rate of 8.75% utilized in the analysis was based upon unobservable inputs that the Company believes to be within a reasonable range of current market rates for the property.

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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $1.6 million and $1.3 million of income based on percentage rents for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $7.3 million and $7.1 million of income based on percentage rents for the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use (“ROU”) asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of September 30, 2023, the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Statements of Operations Information	2023	2022	2023	2022
Operating lease costs	$1,410	$1,446	$4,227	$4,497
Variable lease costs	88	—	350	163
Total lease costs	$1,498	$1,446	$4,577	$4,660

	Nine Months Ended September 30,
Supplemental Statements of Cash Flows Information	2023	2022
Operating cash outflows from operating leases	$4,496	$4,612
ROU assets obtained in exchange for operating lease liabilities	90	10,708
ROU asset reduction due to dispositions, held for sale, and lease modifications	(144)	(171)

Operating Lease Liabilities	As of September 30, 2023
Future minimum operating lease payments:
2023 (remaining three months)	$1,512
2024	5,980
2025	5,670
2026	4,917
2027	2,701
2028	1,902
Thereafter	30,956
Total future minimum operating lease payments	53,638
Less: imputed interest	(17,040)
Less: lease liabilities held for sale	—
Operating lease liabilities	$36,598

Supplemental Balance Sheets Information	As of September 30, 2023	As of December 31, 2022
Operating lease liabilities(1)(2)	$36,598	$39,923
ROU assets(1)(3)	32,739	35,754
(1)As of September 30, 2023 and December 31, 2022, the weighted average remaining lease term was 16.1 years and 16.0 years, respectively, and the weighted average discount rate was 4.44% and 4.43%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2023, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. The ATM Program replaced the Company's prior at-the-market equity offering program (the "Prior ATM Program"), which was scheduled to expire on January 9, 2023. During the nine months ended September 30, 2023, the Company did not issue any shares of common stock under the ATM Program. During the nine months ended September 30, 2022, the Company issued 2.1 million shares of common stock under the Prior ATM Program at an average price per share of $25.40, for total gross proceeds of $53.9 million, excluding commissions. The Company incurred commissions of $0.7 million in conjunction with the Prior ATM Program for the nine months ended September 30, 2022. As of September 30, 2023, $400.0 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. The Repurchase Program replaced the Company's prior share repurchase program (the "Prior Repurchase Program"), which was scheduled to expire on January 9, 2023. During the nine months ended September 30, 2023 and 2022, the Company did not repurchase any shares of common stock. As of September 30, 2023, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the nine months ended September 30, 2023 and 2022, the Company withheld 0.5 million and 0.4 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended September 30, 2023 and 2022, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.26 per share/unit and $0.24 per share/unit, respectively. During the nine months ended September 30, 2023 and 2022, the board of directors declared common stock dividends and OP Unit distributions of $0.78 per share/unit and $0.72 per share/unit, respectively. As of September 30, 2023 and December 31, 2022, the Company had declared but unpaid common stock dividends and OP Unit distributions of $81.6 million and $81.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.7 million and 0.7 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Nine Months Ended September 30, 2023	Year Ended, December 31, 2022
Volatility	32.0% - 52.0%	27.0% - 51.0%
Weighted average risk-free interest rate	3.79% - 5.18%	1.08% - 1.39%
Weighted average common stock dividend yield	4.3% - 4.8%	3.8% - 4.6%

During the three months ended September 30, 2023 and 2022, the Company recognized $6.1 million and $6.6 million of equity compensation expense, respectively, of which $0.4 million and $0.5 million was capitalized, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $15.7 million and $17.7 million of equity compensation expense, respectively, of which $1.1 million and $1.3 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023, the Company had $22.8 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Computation of Basic Earnings Per Share:
Net income	$63,736	$79,741	$232,390	$247,038
Non-forfeitable dividends on unvested restricted shares	(216)	(238)	(620)	(710)
Net income attributable to the Company’s common stockholders for basic earnings per share	$63,520	$79,503	$231,770	$246,328

Weighted average number shares outstanding – basic	301,007	300,213	300,955	299,626

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.21	$0.26	$0.77	$0.82

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$63,520	$79,503	$231,770	$246,328

Weighted average shares outstanding – basic	301,007	300,213	300,955	299,626
Effect of dilutive securities:
Equity awards	1,504	1,128	1,492	1,158
Weighted average shares outstanding – diluted	302,511	301,341	302,447	300,784

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.21	$0.26	$0.77	$0.82

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Computation of Basic Earnings Per Unit:
Net income	$63,736	$79,741	$232,390	$247,038
Non-forfeitable dividends on unvested restricted units	(216)	(238)	(620)	(710)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$63,520	$79,503	$231,770	$246,328

Weighted average number common units outstanding – basic	301,007	300,213	300,955	299,626

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.21	$0.26	$0.77	$0.82

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$63,520	$79,503	$231,770	$246,328

Weighted average common units outstanding – basic	301,007	300,213	300,955	299,626
Effect of dilutive securities:
Equity awards	1,504	1,128	1,492	1,158
Weighted average common units outstanding – diluted	302,511	301,341	302,447	300,784

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.21	$0.26	$0.77	$0.82

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three and nine months ended September 30, 2023 and 2022, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
As of September 30, 2023 and December 31, 2022, there were no material receivables from or payables to related parties. During the three and nine months ended September 30, 2023 and 2022, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2023 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2023 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, “BPG”) is an internally-managed corporation that has elected to be taxed as a real estate investment trust (“REIT”). Brixmor Operating Partnership LP and subsidiaries (collectively, the “Operating Partnership”) is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC (“BPG Sub”), which, in turn, is the sole member of Brixmor OP GP LLC (the “General Partner”), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area (“GLA”) in the United States (“U.S.”), comprised primarily of community and neighborhood shopping centers. As of September 30, 2023, our portfolio was comprised of 364 shopping centers (the “Portfolio”) totaling approximately 65 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of September 30, 2023, our three largest tenants by annualized base rent (“ABR”) were The TJX Companies, Inc. (“TJX”), The Kroger Co. (“Kroger”), and Burlington Stores, Inc. (“Burlington”). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2022, and intends to satisfy such requirements for subsequent taxable years.

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

Leasing Highlights
As of September 30, 2023, billed and leased occupancy were 90.0% and 93.9%, respectively, as compared to 89.6% and 93.3%, respectively, as of September 30, 2022.

The following table summarizes our executed leasing activity for the three months ended September 30, 2023 and 2022 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Three Months Ended September 30, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	427	2,733,476	$18.51	$4.29	$2.14	17.5%
New and renewal leases	368	1,748,987	21.57	6.71	3.34	22.3%
New leases	151	789,336	22.74	14.24	7.38	52.7%
Renewal leases	217	959,651	20.61	0.52	0.02	12.3%
Option leases	59	984,489	13.06	—	—	8.2%

For the Three Months Ended September 30, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	417	2,791,073	$17.09	$4.91	$1.62	10.9%
New and renewal leases	360	1,748,497	19.26	7.83	2.59	14.2%
New leases	146	661,587	21.20	17.80	6.72	32.2%
Renewal leases	214	1,086,910	18.08	1.76	0.08	11.8%
Option leases	57	1,042,576	13.45	—	—	5.8%
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

The following table summarizes our executed leasing activity for the nine months ended September 30, 2023 and 2022 (dollars in thousands, except for per square foot (“PSF”) amounts):

For the Nine Months Ended September 30, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,251	7,489,943	$18.71	$4.80	$2.29	15.2%
New and renewal leases	1,074	4,588,215	22.36	7.83	3.75	19.2%
New leases	427	2,182,430	22.27	14.18	7.82	41.3%
Renewal leases	647	2,405,785	22.44	2.07	0.05	13.1%
Option leases	177	2,901,728	12.93	—	—	8.4%

For the Nine Months Ended September 30, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,234	7,983,658	$16.64	$4.73	$1.92	12.0%
New and renewal leases	1,068	5,100,693	18.94	7.40	3.00	15.3%
New leases	461	2,311,735	19.44	14.07	6.52	34.3%
Renewal leases	607	2,788,958	18.52	1.87	0.09	11.1%
Option leases	166	2,882,965	12.59	—	—	6.8%
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

Acquisition Activity
•During the nine months ended September 30, 2023, we acquired one land parcel for an aggregate purchase price of $1.9 million, including transaction costs and closing credits.

•During the nine months ended September 30, 2022, we acquired seven shopping centers, one outparcel, and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $409.7 million, including transaction costs and closing credits.

Disposition Activity
•During the nine months ended September 30, 2023, we disposed of nine shopping centers and eight partial shopping centers for aggregate net proceeds of $161.9 million, resulting in aggregate gain of $58.9 million and aggregate impairment of $6.1 million. In addition, during the nine months ended September 30, 2023, we disposed of a non-operating asset and resolved contingencies related to a previously disposed asset for aggregate net proceeds of $0.3 million, resulting in net gain of $0.1 million.

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

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
Revenues (in thousands)

	Three Months Ended September 30,
	2023	2022	$ Change
Revenues
Rental income	$307,118	$304,643	$2,475
Other revenues	196	102	94
Total revenues	$307,314	$304,745	$2,569

Rental income
The increase in rental income for the three months ended September 30, 2023 of $2.5 million, as compared to the corresponding period in 2022, was due to an $8.2 million increase for assets owned for the full period, partially offset by a $5.7 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) a $7.3 million increase in base rent; (ii) a $1.8 million increase in expense reimbursements; (iii) a $0.3 million increase associated with revenues deemed uncollectible; (iv) a $0.3 million increase in lease termination fees; and (v) a $0.3 million increase in percentage rents; partially offset by (vi) a $1.2 million decrease in straight-line rental income, net; (vii) a $0.3 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; and (viii) a $0.3 million decrease in ancillary and other rental income. The $7.3 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 15.2% during the nine months ended September 30, 2023 and 12.7% during the year ended December 31, 2022, and an increase in weighted average billed occupancy. The $1.8 million increase in expense reimbursements was primarily attributable to increases in weighted average billed occupancy and reimbursable operating costs, net of decreases in reimbursable real estate taxes.

Other revenues
Other revenues remained generally consistent for the three months ended September 30, 2023 as compared to the corresponding period in 2022.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2023	2022	$ Change
Operating expenses
Operating costs	$35,058	$33,299	$1,759
Real estate taxes	42,156	44,179	(2,023)
Depreciation and amortization	96,254	84,773	11,481
General and administrative	29,182	29,094	88
Total operating expenses	$202,650	$191,345	$11,305

Operating costs
The increase in operating costs for the three months ended September 30, 2023 of $1.8 million, as compared to the corresponding period in 2022, was due to a $2.4 million increase in operating costs for assets owned for the full period, primarily due to increases in repairs and maintenance and insurance, partially offset by a $0.6 million decrease due to net transaction activity.

Real estate taxes
The decrease in real estate taxes for the three months ended September 30, 2023 of $2.0 million, as compared to the corresponding period in 2022, was due to a $1.3 million decrease in real estate taxes for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments and an increase in real estate tax refunds, partially offset by an increase in current year assessments, in addition to a $0.7 million decrease due to net transaction activity.
Depreciation and amortization
The increase in depreciation and amortization for the three months ended September 30, 2023 of $11.5 million, as compared to the corresponding period in 2022, was primarily due to a $12.6 million increase for assets owned for the full period, primarily due to an increase in accelerated depreciation and amortization related to tenant move-outs and capital expenditures, partially offset by a $1.1 million decrease attributable to net transaction activity.

General and administrative
General and administrative costs remained generally consistent for the three months ended September 30, 2023, as compared to the corresponding period in 2022.

During the three months ended September 30, 2023 and 2022, construction compensation costs of $4.7 million and $4.4 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.9 million and $0.7 million, respectively, and leasing commission costs of $1.9 million and $2.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2023	2022	$ Change
Other income (expense)
Dividends and interest	$273	$88	$185
Interest expense	(47,364)	(48,726)	1,362
Gain on sale of real estate assets	6,712	15,768	(9,056)
Gain (loss) on extinguishment of debt, net	6	—	6
Other	(555)	(789)	234
Total other expense	$(40,928)	$(33,659)	$(7,269)

Dividends and interest
The increase in dividends and interest for the three months ended September 30, 2023 of $0.2 million, as compared to the corresponding period in 2022 was primarily due to an increase in interest income.

Interest expense
The decrease in interest expense for the three months ended September 30, 2023 of $1.4 million, as compared to the corresponding period in 2022, was primarily due to lower overall debt obligations, partially offset by a higher weighted average interest rate.

Gain on sale of real estate assets
During the three months ended September 30, 2023, one shopping center and one partial shopping center were disposed of resulting in aggregate gain of $6.8 million. In addition, during the three months ended September 30, 2023, we resolved contingencies related to previously disposed assets, resulting in a net loss of $0.1 million. During the three months ended September 30, 2022, one shopping center and three partial shopping centers were disposed of resulting in aggregate gain of $13.5 million. In addition, during the three months ended September 30, 2022, we had land at one shopping center seized through eminent domain resulting in an aggregate gain of $2.3 million.

Other
The decrease in other expense for the three months ended September 30, 2023 of $0.2 million as compared to the corresponding period in 2022, was primarily due to a decrease in transaction costs.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Revenues (in thousands)

	Nine Months Ended September 30,
	2023	2022	$ Change
Revenues
Rental income	$927,440	$908,903	$18,537
Other revenues	1,111	602	509
Total revenues	$928,551	$909,505	$19,046

Rental income
The increase in rental income for the nine months ended September 30, 2023 of $18.5 million, as compared to the corresponding period in 2022, was due to a $26.8 million increase for assets owned for the full period, partially offset by an $8.3 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) a $25.5 million increase in base rent; (ii) an $11.4 million increase in expense reimbursements; (iii) a $1.1 million increase in lease termination fees; and (iv) a $0.2 million increase in percentage rents; partially offset by (v) a $9.4 million decrease associated with revenues deemed uncollectible; (vi) a $1.2 million decrease in straight-line rental income, net; (vii) a $0.5 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; and (viii) a $0.3 million decrease in ancillary and other rental income. The $25.5 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 15.2% during the nine months ended September 30, 2023 and 12.7% during the year ended December 31, 2022, and an increase in weighted average billed occupancy. The $11.4 million increase in expense reimbursements was primarily attributable to increases in weighted average billed occupancy, reimbursable operating costs, and real estate taxes. The $9.4 million decrease associated with revenues deemed uncollectible was primarily attributable to reduced cash collections associated with amounts previously reserved.

Other revenues
The increase in other revenues for the nine months ended September 30, 2023 of $0.5 million, as compared to the corresponding period in 2022, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2023	2022	$ Change
Operating expenses
Operating costs	$106,658	$102,592	$4,066
Real estate taxes	130,556	128,123	2,433
Depreciation and amortization	272,807	254,132	18,675
Impairment of real estate assets	17,836	4,597	13,239
General and administrative	86,868	86,796	72
Total operating expenses	$614,725	$576,240	$38,485

Operating costs
The increase in operating costs for the nine months ended September 30, 2023 of $4.1 million, as compared to the corresponding period in 2022, was due to a $5.7 million increase in operating costs for assets owned for the full period, primarily due to increases in repairs and maintenance, utilities, and insurance, partially offset by a $1.6 million decrease due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the nine months ended September 30, 2023 of $2.4 million, as compared to the corresponding period in 2022, was due to a $1.9 million increase in real estate taxes due to net transaction activity, in addition to a $0.5 million increase in real estate taxes for assets owned for the full period, primarily due to an increase in current year assessments, partially offset by an increase in favorable adjustments related to prior year assessments and an increase in real estate tax refunds.

Depreciation and amortization
The increase in depreciation and amortization for the nine months ended September 30, 2023 of $18.7 million, as compared to the corresponding period in 2022, was primarily due to a $19.7 million increase for assets owned for the full period, primarily due to capital expenditures and an increase in accelerated depreciation and amortization related to tenant move-outs, partially offset by a $1.0 million decrease attributable to net transaction activity.

Impairment of real estate assets
During the nine months ended September 30, 2023, aggregate impairment of $17.8 million was recognized on two shopping centers and two partial shopping centers, as a result of disposition activity, and one operating property. During the nine months ended September 30, 2022, aggregate impairment of $4.6 million was recognized on two shopping centers, as a result of disposition activity.

General and administrative
General and administrative costs remained generally consistent for the nine months ended September 30, 2023, as compared to the corresponding period in 2022.

During the nine months ended September 30, 2023 and 2022, construction compensation costs of $13.6 million and $12.9 million, respectively, were capitalized to building and improvements and leasing legal costs of $3.3 million and $3.1 million, respectively, and leasing commission costs of $5.9 million and $6.0 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2023	2022	$ Change
Other income (expense)
Dividends and interest	$345	$198	$147
Interest expense	(143,529)	(143,934)	405
Gain on sale of real estate assets	59,037	60,667	(1,630)
Gain (loss) on extinguishment of debt, net	4,356	(221)	4,577
Other	(1,645)	(2,937)	1,292
Total other income	$(81,436)	$(86,227)	$4,791

Dividends and interest
The increase in dividends and interest for the nine months ended September 30, 2023 of $0.1 million, as compared to the corresponding period in 2022 was primarily due to an increase in interest income.

Interest expense
The decrease in interest expense for the nine months ended September 30, 2023 of $0.4 million, as compared to the corresponding period in 2022, was primarily due to an increase in capitalized interest.

Gain on sale of real estate assets
During the nine months ended September 30, 2023, seven shopping centers and six partial shopping centers were disposed of resulting in aggregate gain of $58.9 million. In addition, during the nine months ended September 30, 2023, we disposed of a non-operating asset and resolved contingencies relating to a previously disposed asset, resulting in net gain of $0.1 million. During the nine months ended September 30, 2022, nine shopping centers and seven partial shopping centers were disposed of resulting in aggregate gain of $58.2 million. In addition, during the nine months ended September 30, 2022, we resolved contingencies related to previously disposed assets and had land at one shopping center seized through eminent domain, resulting in aggregate net gain of $2.4 million.

Gain (loss) on extinguishment of debt, net
During the nine months ended September 30, 2023, we repurchased $199.6 million of the $500.0 million of our 2024 Notes then outstanding, resulting in a $4.4 million gain on extinguishment of debt. During the nine months ended September 30, 2022, we amended and restated our unsecured credit facility agreements (the "Unsecured

Credit Facility"), resulting in a $0.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The decrease in other expense for the nine months ended September 30, 2023 of $1.3 million, as compared to the corresponding period in 2022, was primarily due to a decrease in transaction costs.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our Unsecured Credit Facility is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $300.0 million term loan facility, in addition to a $200.0 million delayed draw term loan, which was drawn on April 24, 2023 (together the "Term Loan Facility"). As of September 30, 2023, we had $1.26 billion of available liquidity, including $1.24 billion available under our Revolving Facility and $18.7 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended September 30, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of September 30, 2023 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended September 30, 2024	Thereafter
Debt maturities (1)	$300.4	$4,623.5
Interest payments (1)(2)	185.0	659.9
Operating leases	6.0	47.6
Total	$491.4	$5,331.0

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of September 30, 2023. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of these and other factors that could impact interest payments.

Other Essential Expenditures
We incur certain essential expenditures in the ordinary course of business, such as common area expenses, utilities, insurance, real estate taxes, capital expenditures related to the maintenance of our properties, leasing capital expenditures, and corporate level expenses. The amount of common area expenses, utilities, and capital expenditures related to the maintenance of our properties that we incur depends on the scope of services that we provide, prevailing market rates, and the size and composition of our Portfolio. We carry comprehensive insurance to protect our Portfolio against various losses. The amount of insurance expense that we incur depends on the assessed values of our properties, prevailing market rates, and the size and composition of our Portfolio. We incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on the assessed values of our properties, the tax rates assessed by various jurisdictions, and the size and composition of our Portfolio. Leasing capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. The amount of leasing capital expenditures that we incur depends on the volume and nature of leasing activity. We incur corporate level expenses such as employee compensation costs, professional fees, corporate office rents, and other platform expenses. The amount of corporate level expenses that we incur depends on the size and composition of our Portfolio and platform and prevailing market wages and rates. Leases typically provide for the reimbursement of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties. However, costs that we incur generally do not decrease if revenue or occupancy decrease, and certain costs that we incur, such as corporate level expenses, are not typically reimbursed.
In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the third and fourth quarters of 2023:

	Third Quarter 2023	Fourth Quarter 2023
Dividend declared per common share	$0.2600	$0.2725
Dividend declaration date	July 26, 2023	October 24, 2023
Dividend record date	October 3, 2023	January 3, 2024
Dividend payable date	October 16, 2023	January 16, 2024

Opportunistic Expenditures
We also utilize cash for opportunistic expenditures such as value-enhancing reinvestment and acquisition activity.

The amount of value-enhancing reinvestment capital expenditures that we incur depends on a variety of factors that may change from period to period, such as the number, total expected cost, and nature of value-enhancing reinvestment projects that are underway. See “Improvements to and investments in real estate assets” below for further information regarding our in-process reinvestment projects and our pipeline of future redevelopment projects.

The amount of future acquisition expenditures depends on the availability of opportunities that further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. Our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise to create value. Our acquisition activity may include acquisitions of open-air shopping centers or non-owned anchor spaces, retail buildings, and/or outparcels at, or adjacent to, our existing shopping centers.

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by operating activities	$453,512	$441,160	$12,352
Net cash used in investing activities	(93,022)	(474,479)	381,457
Net cash used in financing activities	(363,066)	(233,172)	(129,894)

Net change in cash, cash equivalents and restricted cash	(2,576)	(266,491)	263,915
Cash, cash equivalents and restricted cash at beginning of period	21,259	297,743	(276,484)
Cash, cash equivalents and restricted cash at end of period	$18,683	$31,252	$(12,569)

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by operating activities	$453,512	$441,160	$12,352
Net cash used in investing activities	(93,022)	(474,479)	381,457
Net cash used in financing activities	(362,139)	(218,943)	(143,196)

Net change in cash, cash equivalents and restricted cash	(1,649)	(252,262)	250,613
Cash, cash equivalents and restricted cash at beginning of period	20,332	282,585	(262,253)
Cash, cash equivalents and restricted cash at end of period	$18,683	$30,323	$(11,640)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the nine months ended September 30, 2023, our net cash provided by operating activities increased $12.4 million as compared to the corresponding period in 2022. The increase was primarily due to (i) an increase in same property net operating income; (ii) an increase from net working capital; and (iii) an increase in lease termination fees; partially offset by (iv) a decrease in net operating income due to net transaction activity and other non-same property net operating income; (v) an increase in cash outflows for general and administrative expense; and (vi) an increase in cash outflows for interest expense.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the nine months ended September 30, 2023, our net cash used in investing activities decreased $381.5 million as compared to the corresponding period in 2022. The decrease was primarily due to (i) a decrease of $407.8 million in acquisitions of real estate assets and (ii) a decrease of $3.8 million in purchases of marketable securities, net of sales; partially offset by (iii) an increase of $21.3 million in improvements to and investments in real estate assets; and (iv) a decrease of $8.8 million in net proceeds from sales of real estate assets.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2023 and 2022, we expended $254.4 million and $233.1 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $0.5 million and $3.3 million, respectively, which were received during the nine months ended September 30, 2023 and 2022.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of September 30, 2023, we had 55 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $490.7 million, of which $263.6 million had been incurred as of September 30, 2023. In addition, we have identified a pipeline of future redevelopment projects aggregating over $900 million of potential capital investment, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the nine months ended September 30, 2023, we acquired one land parcel for an aggregate purchase price of $1.9 million, including transaction costs and closing credits. During the nine months ended September 30, 2022, we acquired seven shopping centers, one outparcel, and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $409.7 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the nine months ended September 30, 2023, we disposed of nine shopping centers and eight partial shopping centers for aggregate net proceeds of $161.9 million. In addition, during the nine months ended September 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset. During the nine months ended September 30, 2022, we disposed of 11 shopping centers and seven partial shopping centers for aggregate net proceeds of $168.2 million. In addition, during the nine months ended September 30, 2022, we had land at one shopping center seized through eminent domain for aggregate net proceeds of $2.8 million.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the nine months ended September 30, 2023, our net cash used in financing activities increased $129.9 million as compared to the corresponding period in 2022. The increase was primarily due to (i) a $64.2 million decrease in debt borrowings, net of repayments; (ii) a $53.1 million decrease in issuances of common stock; (iii) a $19.5 million increase in distributions to our common stockholders; and (iv) a $0.8 million increase in repurchases of common stock; partially offset by (v) a $7.7 million decrease in deferred financing and debt extinguishment costs.

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

Our reconciliation of net income to Nareit FFO for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$63,736	$79,741	$232,390	$247,038
Depreciation and amortization related to real estate	95,160	83,712	269,714	250,991
Gain on sale of real estate assets	(6,712)	(15,768)	(59,037)	(60,667)
Impairment of real estate assets	—	—	17,836	4,597
Nareit FFO	$152,184	$147,685	$460,903	$441,959
Nareit FFO per diluted share	$0.50	$0.49	$1.52	$1.47
Weighted average diluted shares outstanding	302,511	301,341	302,447	300,784

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

Considering the nature of our business as a real estate owner and operator, we believe that NOI is useful to investors in measuring the operating performance of our portfolio because the definition excludes various items included in net income that do not relate to, or are not indicative of, the operating performance of our properties, such as lease termination fees, straight-line rental income, net, accretion of below-market leases, net of amortization of above-market leases and tenant inducements, straight-line ground rent expense, net, income or expense associated with our captive insurance company, depreciation and amortization, impairment of real estate assets, general and administrative expense, and other income and expense (including interest expense and gain on sale of real estate assets). We believe that same property NOI is also useful to investors because it further eliminates disparities in NOI by only including NOI of properties owned for the entirety of both periods presented and excluding properties under development and completed new development properties that have been stabilized for less than one year and therefore provides a more consistent metric for comparing the operating performance of our real estate between periods.

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Number of properties	357	357	—	347	347	—
Percent billed	90.0%	89.7%	0.3%	90.1%	89.8%	0.3%
Percent leased	93.9%	93.4%	0.5%	93.8%	93.5%	0.3%

Revenues
Rental income	$295,644	$285,080	$10,564	$853,733	$822,833	$30,900
Other revenues	196	99	97	1,111	584	527
	295,840	285,179	10,661	854,844	823,417	31,427
Operating expenses
Operating costs	(33,983)	(32,287)	(1,696)	(100,391)	(95,061)	(5,330)
Real estate taxes	(41,705)	(42,885)	1,180	(119,086)	(118,506)	(580)
	(75,688)	(75,172)	(516)	(219,477)	(213,567)	(5,910)
Same property NOI	$220,152	$210,007	$10,145	$635,367	$609,850	$25,517

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$63,736	$79,741	$232,390	$247,038
Adjustments:
Non-same property NOI	(1,740)	(7,658)	(29,142)	(41,749)
Lease termination fees	(934)	(694)	(3,879)	(2,754)
Straight-line rental income, net	(5,088)	(6,393)	(16,510)	(17,883)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(2,178)	(2,517)	(6,414)	(6,721)
Straight-line ground rent expense, net	(8)	2	(25)	167
Depreciation and amortization	96,254	84,773	272,807	254,132
Impairment of real estate assets	—	—	17,836	4,597
General and administrative	29,182	29,094	86,868	86,796
Total other expense	40,928	33,659	81,436	86,227
Same property NOI	$220,152	$210,007	$635,367	$609,850

Inflation
Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance; however, inflation has significantly increased over the last two years and may continue to be elevated or increase further. With respect to our shopping centers, our long-term leases generally contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation; however, we have exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. We believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain non-reimbursed inflationary expense pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and have and may continue to enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans. With respect to general and administrative costs, we continually seek opportunities to offset inflationary cost pressures through routine evaluations of our spending levels and through ongoing efforts to utilize technology to enhance our operational efficiency.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Angela M. Aman, concluded that BPG’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor and principal financial officer, Angela M. Aman concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2023, the Company did not repurchase any shares of its common stock. As of September 30, 2023, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On August 31, 2023, Brian T. Finnegan, the Company's Senior Executive Vice President and Chief Operating Officer, executed a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan covers sales of up to an aggregate of 30,000 shares of the Company's common stock at price and volume thresholds and during specified trading periods between December 1, 2023 and December 31, 2024, in each case as set forth in the plan.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Third Amendment to Employment Agreement, dated September 27, 2023, by and between Brixmor Property Group Inc. and Angela M. Aman	8-K	001-36160	9/29/2023	10.1	—
10.2	First Amendment to Employment Agreement, dated September 27, 2023, by and between Brixmor Property Group Inc. and Brian T. Finnegan	8-K	001-36160	9/29/2023	10.2	—
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: October 30, 2023	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2023	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer and President
(Principal Financial Officer)

Date: October 30, 2023	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: October 30, 2023	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2023	By:	/s/ Angela Aman
Angela Aman
Chief Financial Officer and President
(Principal Financial Officer)

Date: October 30, 2023	By:	/s/ Steven Gallagher
Steven Gallagher
Chief Accounting Officer
(Principal Accounting Officer)