Form 10-K
period 2023-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2024-02-12
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Brixmor Property Group Inc. ☑ Brixmor Operating Partnership LP ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Brixmor Property Group Inc. ☐ Brixmor Operating Partnership LP ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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
Brixmor Property Group Inc. $6,570,963,388 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 1, 2024, Brixmor Property Group Inc. had 301,292,573 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on April 25, 2024 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2023 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the “Parent Company” or “BPG” mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms “the Company,” “Brixmor,” “we,” “our,” and “us” mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of December 31, 2023, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, general economic contractions, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.

iii

PART I

Item 1. Business
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of December 31, 2023, our portfolio was comprised of 362 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas ("CBSAs") in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2023, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc. In the opinion of our management, no material part of our business is dependent upon a single tenant, the loss of which would have a material adverse effect on us, and no single tenant or shopping center accounted for 5% or more of our consolidated revenues during 2023.

As of December 31, 2023, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol “BRX.”

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

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2023:

Number of Shopping Centers	362
GLA (square feet)(1)	64.5 million
Percent Billed(2)	91%
Percent Leased(3)	95%
ABR Per Square Foot ("PSF")(4)	$16.88
New Lease Volume (square feet)(5)	3.0 million
New and Renewal Lease Volume (square feet)(5)	6.3 million
New, Renewal and Option Lease Volume (square feet)(5)	10.2 million
New Rent Spread(5)(6)	40.0%
New and Renewal Rent Spread(5)(6)	19.3%
New, Renewal and Option Rent Spread(5)(6)	15.3%
Percent Grocery-Anchored Shopping Centers(7)	75%
Percent of ABR in Top 50 U.S. CBSAs	72%
(1)    GLA represents the total amount of leasable property square footage.
(2)    Billed GLA as a percentage of total GLA. Billed GLA represents the aggregate GLA of all commenced leases with an initial term of one year or greater, as of a specified date.
(3)    Leased GLA as a percentage of total GLA. Leased GLA represents the aggregate GLA of all signed or commenced leases with an initial term of one year or greater, as of a specified date, excluding all signed leases on space that will be vacated by existing tenants in the near term.
(4)    ABR represents contractual monthly base rent as of a specified date under leases that have been signed or commenced as of the specified date, multiplied by 12. For purposes of calculating ABR, all signed or commenced leases with an initial term of one year or greater are included and all signed leases on space that will be vacated by existing tenants in the near term are excluded. ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements.
(5)    During the year ended December 31, 2023.
(6)    Represents the percentage change in contractual ABR PSF in the first year of the new lease relative to contractual ABR PSF in the last year of the old lease. For purposes of calculating rent spreads, ABR PSF includes the GLA of lessee-owned leasehold improvements. Based on comparable leases only, which consist of new leases signed on units that were occupied within the prior 12 months, renewal leases signed with the same tenant in all or a portion of the same location or that include the expansion into space that was occupied within the prior 12 months, and contractual renewal options exercised by tenants in the same location to extend the term of an expiring lease. New leases signed on units that have been vacant for longer than 12 months, new leases signed on first generation space, and new leases that are ancillary in nature regardless of term are deemed non-comparable and excluded from rent spreads. Renewals that include the expansion of an existing tenant into space that has been vacant for longer than 12 months and renewals that are ancillary in nature regardless of term are deemed non-comparable and excluded from rent spreads.
(7)    Based on number of shopping centers.

Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities, and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by our purpose-driven Corporate Responsibility ("CR") strategy.

Driving Internal Growth. Our primary drivers of internal growth include (i) embedded contractual rent escalations, (ii) below-market rents that may be reset to market as leases expire, (iii) occupancy growth, and (iv) prudent expense management, including proactively navigating inflationary pressure on operating costs and wages. Ongoing strong new leasing productivity, with a key focus on thoughtful merchandising and our rigorous underwriting processes, have also enabled us to consistently improve the credit of our tenancy and the vibrancy and relevancy of our Portfolio to retailers and consumers. During 2023, we executed 577 new leases representing approximately 3.0 million square feet and 1,653 total leases, including new leases, renewals, and options, representing approximately 10.2 million square feet.

We believe that rents across our Portfolio are below market, which provides us with a key competitive advantage in attracting and retaining tenants. During 2023, we achieved rent spreads on new leases of 40.0% and blended rent spreads on new and renewal leases of 19.3% excluding options or 15.3% including options. Looking forward, the weighted average expiring ABR PSF of anchor lease expirations through 2026, assuming no remaining renewal options are exercised, is $10.55 compared to a weighted average ABR PSF of $15.26 for new anchor leases signed during 2023.

Our high-quality, nationally diversified portfolio of community and neighborhood shopping centers continues to benefit from robust, broad based leasing demand for physical locations, driving record leased occupancy in 2023. We believe there is opportunity for further occupancy gains in our Portfolio, particularly for spaces less than 10,000 square feet, as such spaces will continue to benefit from our value-enhancing reinvestment initiatives. As of December 31, 2023, leased occupancy was a record 90.3% for spaces less than 10,000 square feet, while our total leased occupancy was a record 94.7%. The spread between our total leased occupancy and our total billed occupancy was 410 basis points and our total signed but not yet commenced lease population, which includes an additional 60 basis points of GLA related to space that will soon be vacated by existing tenants, represented 3.0 million square feet and $64.0 million of ABR, providing strong visibility on our future growth.

Pursuing value-enhancing reinvestment opportunities. We believe that we have significant opportunities to realize attractive risk-adjusted returns by investing capital in the repositioning and/or redevelopment of certain assets in our Portfolio. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers. During 2023, we stabilized 29 anchor space repositioning, outparcel development, and redevelopment projects, with a weighted average incremental net operating income ("NOI") yield of 9% and an aggregate cost of $156.7 million. As of December 31, 2023, we had 45 projects in process with an expected weighted average incremental NOI yield of 9% and an aggregate anticipated cost of $429.2 million. In addition, we have identified a pipeline of future reinvestment projects aggregating approximately $900 million of potential capital investment, which we expect to execute over the next several years at NOI yields that are generally consistent with those that we have recently realized.

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

During 2023, we acquired $2.3 million of assets, including transaction costs and closing credits, and generated aggregate net proceeds of $182.3 million from property dispositions. Proceeds from dispositions were used to repay $106.5 million, net of borrowings, under our $1.25 billion revolving credit facility (the "Revolving Facility"), and to fund value-enhancing reinvestment opportunities. Acquisitions during 2023 were limited as we remained disciplined in navigating a dynamic capital markets environment.

Maintaining a Flexible Capital Structure Positioned for Growth. We believe our capital structure provides us with the financial and operational flexibility and capacity to fund our current capital needs, as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies and during 2023, we received a credit rating upgrade from S&P Global Ratings.

We have an unsecured credit facility, as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of the $1.25 billion Revolving Facility and a $300.0 million term loan, in addition to a $200.0 million delayed draw term loan, which was drawn on April 24, 2023 (together, the "Term Loan Facility"). The Revolving Facility and Term Loan Facility mature in June 2026 and July 2027, respectively. We also have a $400 million share repurchase program and a $400 million at-the-market equity offering program ("ATM"), which together provide us with maximum flexibility to capitalize on a wide range of potential capital markets environments and support the long-term execution of our balanced business plan.

During 2023, we repurchased $199.6 million of our 3.650% Senior Notes due 2024 (the "2024 Notes") pursuant to a cash tender offer (the "Tender Offer"), with $300.4 million aggregate principal amount of the 2024 Notes remaining outstanding. We funded the Tender Offer with proceeds from our $200.0 million delayed draw term loan. As of December 31, 2023, we had $1.25 billion of available liquidity, including $1.23 billion under our Revolving Facility and $18.9 million of cash and cash equivalents and restricted cash. We have $300.4 million of debt maturities in 2024 and have $700.0 million of debt maturities in February 2025.

Operating in a Socially Responsible Manner. We believe that prioritizing CR is critical to delivering consistent, sustainable growth. Our CR strategy is integrated throughout our organization and is focused on creating partnerships that improve the social, economic, and environmental well-being of all our stakeholders including our communities, employees, tenants, suppliers and vendors, and investors. Our strong commitment to CR directly aligns with our core values and our vision to be the center of the communities we serve.

Our Board of Directors, through our Nominating and Corporate Governance Committee ("NCGC") oversees our CR initiatives to ensure that our actions demonstrate our strong commitment to operating in an environmentally and socially responsible manner. To facilitate their oversight, the NCGC and our Board of Directors are provided with quarterly updates on our initiatives by our senior leadership team. Our internal steering committee, which is comprised of executive and senior leadership from a variety of functional areas, meets quarterly to set, implement, monitor, and communicate our CR strategy and related initiatives. CR objectives are included as part of our executive officers' goals and the achievement of such goals impacts the individual performance portion of their compensation.

We provide comprehensive CR disclosures, prepared in alignment with standards from the Sustainability Accounting Standards Board and the Task Force on Climate-related Financial Disclosures and with reference to the Global Reporting Initiative's Sustainability Reporting Standard, and we are a GRESB participant.

•Environmental Responsibility: We recognize that climate change could have an impact on our Portfolio and the communities we serve. We released our Climate Change Policy in 2021, and committed to achieving net zero carbon emissions by 2045 for areas under our operational control. As a signatory of the Science Based Targets initiative ("SBTi"), aligned with the 1.5 degree Celsius pathway, we are also committed to reducing our Scope 1 and 2 emissions by 50% by 2030, as compared to a 2018 baseline, for areas under our operational control. As of December 31, 2022, improvements in energy efficiency and the addition of renewable energy sources to our properties have resulted in an approximately 40% reduction against this interim SBTi goal.

In addition, we continue to make meaningful progress towards achieving our long-term sustainability goals related to energy efficiency projects such as LED lighting conversions and equipment upgrades, on-site renewable energy projects such as solar panel installations, and water conservation projects such as smart irrigation and xeriscaping.

•Human Capital: As of December 31, 2023, we had 513 employees, including 510 full-time employees. Our talented and dedicated employees are the foundation of our success. Together, we strive to promote a culture that is supportive, collaborative, and inclusive, and that provides opportunities for both personal and professional growth. We empower our employees to think and act like owners in order to create value for all stakeholders. We believe this approach enables us to attract and retain diverse and talented professionals while fostering collaborative, skilled, and motivated teams. The pillars of our human capital strategy are:

•Engagement: We believe that employees that are personally engaged in our vision to be the center of the communities we serve and are connected with similarly engaged colleagues will be more effective in their roles. We measure employee engagement through biennial employee engagement surveys and utilize the results from such surveys to continually improve our organization, enhancing benefits and various other forms of support based on employee feedback. Our engagement and connectivity initiatives have contributed to our 99% employee satisfaction score and 100% participation in annual performance reviews and talent development discussions.

•Growth and Development: We encourage our employees to grow and develop their interests, skills, and passions by providing a variety of professional and personal training opportunities. Our annual talent development process is intended to provide a well-rounded perspective on individual performance by recognizing employee strengths, identifying opportunities for growth, and developing actionable plans for professional development. We foster employee growth by providing: comprehensive training programs; innovative development programs, such as two-year intensive apprenticeship programs for entry level employees in leasing, property management, and construction; mentorship programs for early career professionals; Predictive Index Behavioral Assessments to enhance self-awareness and effective collaboration; educational assistance for tuition and professional licensure; and personal development accounts, which provide time off and expense reimbursement for a personal or professional development activity chosen by the employee.

•Health and Well-being: Our commitment to the health and well-being of our employees is a crucial component of our culture. We provide a wide-range of employee benefits and encourage healthy lifestyles through initiatives such as annual wellness spending accounts; free access to online wellness applications; live wellness events; health-oriented employee competitions; free access to licensed counselors, financial advisors, legal specialists, and other professionals; and hybrid work schedules to maximize engagement, collaboration, and efficiency, while supporting a healthy work-life balance.

•Inclusive Culture: We believe our performance is enhanced by an inclusive environment that reflects the diversity of the communities we serve. We believe a culture based on inclusion is critical to our ability to attract and retain talented employees and to deliver on our strategic goals and objectives.

For more information on our CR strategy, goals, performance, and achievements, please visit our CR page at https://www.brixmor.com/corporate-responsibility. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K.

Tenants
Our national portfolio is thoughtfully merchandised with non-discretionary and value-oriented retailers, as well as consumer-oriented service providers, and is home to a broad mix of national and regional tenants and local entrepreneurs. As of December 31, 2023, we had over 5,000 diverse tenants in our portfolio, including many vibrant new retailers added over the past several years, and approximately 75% of our properties were anchored by a grocer.

See “Item 2. Properties” for further information on our 20 largest tenants.

Compliance with Government Regulations
We are subject to federal, state, and local regulations, including environmental regulations that apply generally to the ownership of, and the operations conducted on, real property. As of December 31, 2023, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business, financial condition, or results of operations. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations that could be material. See “Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs” and “Compliance with the Americans with Disabilities Act, environmental laws, and fire, safety and other regulations may require us to make expenditures that would adversely affect our financial condition, operating results, and cash flows” in Item 1A. “Risk Factors” for further information regarding our risks related to government regulations.

Financial Information about Industry Segments
Our principal business is the ownership and operation of open-air retail shopping centers. We do not distinguish our principal business or group our operations on a geographical basis for purposes of measuring performance. Accordingly, we have a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

REIT Qualification
We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws commencing with our taxable year ended December 31, 2011, have maintained such requirements through our taxable year ended December 31, 2023, and intend to satisfy such requirements for subsequent taxable years. As a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and value of our assets, the amounts we distribute to our stockholders, and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forgo otherwise attractive opportunities or limit the manner in which we conduct our operations. See “Risks Related to our REIT Status and Certain Other Tax Items” in Item 1A. “Risk Factors” for further information.

Executive Officers
As of the date of filing this Form 10-K, our executive officers included the following:

Name	Position	Year Joined(1)	Age
James M. Taylor	Chief Executive Officer ("CEO") and President	2016	57
Steven T. Gallagher	Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer ("CFO") and Treasurer	2017	42
Brian T. Finnegan	Senior Executive Vice President, Chief Operating Officer	2004	43
Mark T. Horgan	Executive Vice President, Chief Investment Officer	2016	48
Steven F. Siegel	Executive Vice President, General Counsel and Secretary	1991	63
(1)    Includes predecessors of Brixmor Property Group Inc.

Corporate Headquarters
Brixmor Property Group Inc., a Maryland corporation, was incorporated in 2011. The Operating Partnership, a Delaware limited partnership, was formed in 2011. Our principal executive offices are located at 450 Lexington Avenue, New York, New York 10017, and our telephone number is (212) 869-3000.

Our website address is https://www.brixmor.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. You may access these filings by visiting “SEC Filings” under the “Financial Info” section of the “Investors” portion of our website. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information for issuers, such as us, that file electronically with the SEC at https://www.sec.gov.

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
Inflation has significantly increased over the last three years and may continue to be elevated or increase further. The efforts of the Federal Reserve to combat inflation have led to significant increases in interest rates. These increases have resulted in higher operating and incremental borrowing costs for us and our tenants. Although the terms of our leases, the duration of our indebtedness, and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases, the degree and pace of these changes have had and may continue to have impacts on our business, including as a result of increased financing costs when we refinance our indebtedness, and a potential economic recession, which may lead to higher levels of unemployment and decreases in consumer confidence and/or discretionary spending.

Public health crises could materially and adversely affect our financial condition, operating results, and cash flows.
A future public health crisis could have repercussions across domestic and global economies and financial markets. Government responses to such crises, including quarantines, may force our tenants to temporarily close stores, reduce hours, or significantly limit service which may result in significant economic contractions and a dramatic increase in national unemployment. The direct and indirect impacts of these crises could adversely affect our financial condition, operating results, and cash flows.

We may be required to make rent or other concessions and/or incur significant capital expenditures to retain existing tenants or attract new tenants.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers, and e-commerce, which compete with our Portfolio in attracting and retaining retailers. As of December 31, 2023, leases are scheduled to expire in our Portfolio on a total of approximately 9.3% of leased GLA during 2024. We may not be able to renew or promptly re-lease expiring space and even if we do renew or re-lease such space, future rental rates may be lower than current rates and other terms may not be as favorable. In addition, we may be required to incur significant capital expenditures in order to retain existing tenants or attract new tenants. In these situations, our financial condition, operating results, and cash flows could be adversely impacted.

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
As of December 31, 2023, we had approximately $4.9 billion aggregate principal amount of indebtedness outstanding. Our indebtedness could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments, reducing the cash flow available to fund our business, pay dividends, including those necessary to maintain our REIT qualification, or use for other purposes; (2) increase our vulnerability to an economic downturn or various competitive pressures, as debt payments are not reduced if the economic performance of any property, or the Portfolio as a whole, deteriorates; and (3) limit our flexibility to respond to changing business and economic conditions. Since 2022, interest rates have been significantly higher than in recent years, and as a result we could face increased debt service costs when we refinance our indebtedness in the future. In addition, non-compliance with the terms of our debt agreements could result in the acceleration of a significant amount of indebtedness and could materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing on favorable terms or at all. Any of these outcomes could adversely affect our financial condition, operating results, and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, and an increase in our debt service obligations may adversely affect our financial condition, operating results, and cash flows.
Since 2022, interest rates have been significantly higher than in recent years. As of December 31, 2023, $500.0 million of borrowings under our Term Loan Facility and $18.5 million of borrowings under our Revolving Facility bear interest at variable rates. In addition, we had $1.23 billion of available liquidity under our Revolving Facility which would bear interest at variable rates upon borrowing. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income and cash flows correspondingly decrease. In order to partially mitigate our exposure to interest rate risk, we have entered into interest rate swap agreements on $500.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap agreements, a 100 basis point increase in interest rates would result in a $0.2 million increase in annual interest expense.

We may be unable to obtain additional capital through the debt and equity markets on favorable terms or at all.
As a REIT, we must annually distribute at least 90% of our REIT taxable income to our stockholders. As a result, we depend on internally generated free cash flow, proceeds from asset sales, and capital raises in the debt and equity markets to fund our business. Our access to external capital depends upon several factors, including general market conditions, our current and potential future earnings, the market’s perception of our growth potential, our liquidity and leverage ratios, and our cash distributions. Additionally, since 2022, interest rates have been significantly higher than in recent years. Increased interest rates negatively affect our ability to efficiently refinance our outstanding debt. Consequently, we cannot provide assurance that we will be able to access the debt and equity capital markets on favorable terms or at all. Our inability to obtain debt or equity capital could result in the disruption of our ability to: (1) operate, maintain or reinvest in our Portfolio; (2) repay or refinance our indebtedness on or before maturity; (3) acquire new properties; or (4) dispose of some of our assets on favorable terms due to an immediate need for capital. As a result, our financial condition, operating results, and cash flows be adversely impacted.

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

In addition, certain of our properties may contain asbestos-containing building materials ("ACBM"). Environmental laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. The laws also may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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
All of the properties in our Portfolio are required to comply with the Americans with Disabilities Act ("ADA"). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements may necessitate the removal of access barriers and non-compliance could result in the imposition of fines by the U.S. government, awards of damages to private litigants, or both. We are continually assessing our Portfolio to determine our compliance with the current requirements of the ADA. We are required to comply with the ADA within the common areas of our Portfolio and we may not be able to pass on to our tenants the costs necessary to remediate any common area ADA issues, which could adversely affect our financial condition, operating results, and cash flows. In addition, we are required to operate the properties in compliance with fire, safety, and environmental regulations, building codes, and other regulations, as they may be adopted by governmental bodies and become applicable to our Portfolio. As a result, we may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop properties subject to, those requirements. Further, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require us to make additional capital expenditures. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. These requirements could increase the costs of maintaining or improving the properties in our Portfolio and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent, which could adversely affect our financial condition, operating results, and cash flows.

We and our tenants face risks relating to cybersecurity attacks that could cause the loss of confidential information or other business disruptions.
We rely extensively on information technology ("IT") systems to operate and manage our business and process transactions, and as a result, our business is at risk from, and may be impacted by, cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and/or computer systems. Attacks may be undertaken by individuals or may be highly organized attempts by very sophisticated organizations. We employ a variety of measures to prevent, detect, and mitigate these threats; however, there is no guarantee that such efforts will be successful in preventing or mitigating a cybersecurity attack. A cybersecurity attack, such as a ransomware attack, could compromise the confidential information, including the personally identifiable information, of our employees, tenants, and vendors, disrupt the proper functioning of our networks, result in misstated financial reports or covenants under various financing agreements, and/or missed reporting deadlines, prevent us from properly monitoring our REIT qualification, result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space, or require significant management attention and resources to remedy any damages that result. A successful attack could also damage our reputation and result in significant remediation costs and potential litigation. Similarly, our tenants rely extensively on IT systems to process transactions and manage their businesses and thus are also at risk from, and may be impacted by, cybersecurity attacks, which could impact their ability to pay rent timely or at all. A cybersecurity attack experienced by us or one of our tenants that results in an interruption in business operations and/or a deterioration in reputation could adversely affect our financial condition, operating results, and cash flows. As of December 31, 2023, we have not had any material incidences involving cybersecurity attacks.

Further information relating to cybersecurity risk management is discussed in Item 1C. "Cybersecurity" in this report.

The direct and indirect impact on us and our tenants from severe weather, flooding, and other effects of climate change, and the economic and reputational impacts of the transition to non-carbon based energy, could adversely affect our financial condition, operating results, and cash flows.
Our properties have been and may in the future be adversely impacted by flooding, wildfires, high winds and other effects of severe weather conditions that may be caused or exacerbated by climate change. These events have resulted in and may in the future result in property closures, property damage, and delays in value-enhancing reinvestment stabilizations, and may adversely impact the operations of our tenants. Even if these events do not directly impact our properties, they have impacted and may continue to impact us and our tenants through increases in insurance, energy or other costs. In addition, the ongoing transition to non-carbon based energy presents certain risks for us and our tenants, including risks related to high energy costs and energy shortages, among other things. Changes in laws or regulations, including federal, state, or local laws, relating to climate change could result in increased capital expenditures to improve the energy efficiency of our properties.

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
BPG intends to continue to operate so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, BPG could fail to meet various compliance requirements, which could jeopardize its REIT status. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for BPG to qualify as a REIT.

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

The Internal Revenue Service ("IRS"), the U.S. Treasury Department, and Congress frequently review U.S. federal income tax legislation, regulations, and other guidance. BPG cannot predict whether, when, or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be adopted. Any legislative action may prospectively or retroactively modify BPG’s tax treatment and, therefore, may adversely affect taxation of BPG or BPG’s stockholders. Stockholders should consult with their tax advisors with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in BPG’s stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Given the critical importance of cybersecurity, including data privacy, we believe we have developed a comprehensive cybersecurity program, supported by robust risk management and oversight procedures. We are committed to implementing leading data protection standards and have a comprehensive set of written policies and standards that take into account the guidance of industry-standard cybersecurity frameworks.

Management and Board Oversight
We have dedicated cybersecurity resources led by our Chief Information Officer ("CIO"), who regularly provides reports to our executive officers, including the CEO and CFO. Our CIO has over 20 years of experience in the cybersecurity and IT fields and holds multiple degrees, including a Bachelor of Science in Information Science and a Master of Business Administration. Additionally, our CIO is a Certified Information Security Manager.

We have developed a cybersecurity incident response plan ("CSIRP") for cybersecurity incidents that may jeopardize the confidentiality, integrity, or availability of our IT systems. Our CSIRP guides the internal response to cybersecurity incidents, following a process that generally aligns with the industry-standard cybersecurity frameworks. Pursuant to the CSIRP and its escalation protocols, we engage the incident response team ("IRT"), which includes designated personnel responsible for: (1) analyzing the severity of the incident and associated threat; (2) notifying management of the threat; (3) containing the threat; (4) eradicating the threat; (5) restoring data and access to systems; (6) working with management to determine the reporting and disclosure obligations associated with the incident; and (7) performing post-incident analysis and improvements. The IRT is led by an incident response coordinator, which in the event of a cybersecurity incident would generally be the CIO, and includes members of our IT resources, risk management, legal, communications, finance, and accounting teams, in addition to any other necessary personnel depending on the particular facts and circumstances of the incident. When a cybersecurity incident is detected, the incident response coordinator notifies relevant members of management, as appropriate and consistent with the escalation protocols of the CSIRP, such as the CEO, CFO, and General Counsel, and provides an assessment of the incident and containment strategy, if applicable.

We consider cybersecurity as part of our broader consideration of business strategy and risk management. Our board of directors has delegated to the Audit Committee the responsibility of overseeing our risk management program, including risk assessment, risk management, and risk mitigation policies and programs. A key part of this responsibility is overseeing the cybersecurity program. The Audit Committee receives quarterly updates from our CIO with respect to the cybersecurity program, including current threat levels and ongoing program enhancements. The Audit Committee oversees our compliance with the industry-standard cybersecurity frameworks, our cybersecurity insurance coverage, cybersecurity-related internal controls, penetration testing, the CSIRP, business continuity plans, and threat assessments. The Audit Committee also periodically evaluates our cyber strategy to ensure its effectiveness, including benchmarking against our peers.

Processes for Assessing, Identifying, and Managing Material Risks from Cybersecurity Threats
Our cybersecurity program has four components: (1) preparation and prevention; (2) detection and analysis; (3) incident response including containment, eradication, recovery, and reporting; and (4) post-incident analysis and program enhancements.

Preparation and Prevention
We utilize a variety of tools, processes, software, and hardware that are managed and monitored by our IT resources and third-party vendors, as applicable, to prevent and prepare for cybersecurity threats. We conduct regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and we implement business continuity, contingency, and recovery plans to mitigate the impact of an incident. As part of these efforts, we engage a third party to conduct penetration testing and an external review of our vulnerabilities. We continue to strengthen access management mechanisms including broad adoption of multi-factor authentication, geolocation-based blocking, and network segmentation. To support our preparedness, we perform tabletop exercises at least once a year to test our CSIRP.

We recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of our prevention efforts is comprehensive employee training to recognize and respond to cybersecurity threats. All new hires receive mandatory privacy and information security training. Employees must also complete mandatory ongoing annual cybersecurity and data trainings, which are supplemented throughout the year by regular phishing and other cyber-related testing. Additionally, we conduct specialized training for our high-risk employees on an annual basis and specialized training for employees with access to certain sensitive information systems. These trainings and tests are tracked throughout the year for each employee and are directly tied to their overall compensation.

We recognize that our third-party vendors can be subject to cybersecurity incidents which may impact us. To mitigate third-party risk, vendor access to network resources is reviewed, authorized, and monitored by our IT resources, including requirements for our third-party vendors’ cybersecurity, estimated termination dates for network access, and regular reviews of all third-party vendor accounts and after access is granted, it is managed through various security tools. Third-party IT vendors are also subject to additional diligence such as questionnaires, inquiries, and relevant certifications.

Detection and Analysis
Cybersecurity incidents may be detected through a variety of means and indicators, which may include, but are not limited to, alerts from customers, employees, vendors, service providers, other third parties, and/or automated event-detection notifications. Once a potential cybersecurity incident is identified, including a third-party cybersecurity event, the incident response coordinator follows the procedures pursuant to the CSIRP to investigate the potential incident, including classifying the nature and severity of the event (e.g. malware, ransomware, service interruption, denial of service, distributed denial of service, personal data breach, intellectual property breach, theft, or fraud) and sensitivity of any compromised data.

Containment, Eradication, Recovery, and Reporting
With every cybersecurity incident, the highest priority for the IRT is to contain the cybersecurity incident as quickly as possible. A cybersecurity incident is considered contained when the attacker’s ability to affect the network resources has been effectively controlled or stopped, the affected system(s) have been identified, and compromised data, memory image, and disks have been collected for analysis. The IRT is responsible for deciding on a containment strategy to respond to the cybersecurity incident, coordinating resources, and communicating to management with subsequent notification to the Audit Committee, if warranted.

The IRT also directs and coordinates eradication and recovery efforts. Eradication and recovery activities depend on the nature of the cybersecurity incident, which may include, but are not limited to, rebuilding systems and/or hosts, replacing compromised files with clean versions, validation of files or data that may have been affected, increased network monitoring or logging to identify recurring attacks, or employee re-training.

Containment, eradication, and recovery may be aided by third-party vendors or investigators. The incident response coordinator, in consultation with the IRT and management, will engage all third parties involved in the incident.

Our CSIRP provides clear communication protocols, including with respect to members of management, including the members of the IRT, CEO, CFO, CIO, General Counsel, Audit Committee, and external counsel, particularly with respect to legal obligations to report the incident to tenants, regulators, and law enforcement and, if applicable, our SEC reporting obligations.

Post-Incident Activity
After recovery, the IRT gathers and preserves all incident-related documentation and conducts a post-incident analysis to identify and implement enhancements to the cybersecurity program that can mitigate the risk and/or severity of future incidents. The results of these reviews are shared with management and the Audit Committee. The incident response coordinator typically oversees the preparation of the formal incident report, its distribution, and the implementation of any enhancements identified through these reviews.

Cybersecurity Risks
As of December 31, 2023, we have not had any material incidences involving cybersecurity attacks. However, we face risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachments to emails, phishing attempts, or other scams. Although we make efforts to maintain the security and integrity of our networks and systems including the proprietary, confidential, and personal information that resides on or is transmitted through them, and we have implemented various cybersecurity policies and procedures to manage the risk of a security incident or disruption. However, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See “We and our tenants face risks relating to cybersecurity attacks that could cause the loss of confidential information or other business disruptions” in Item 1A. "Risk Factors" for further information relating to cybersecurity risks.

Item 2. Properties
As of December 31, 2023, our Portfolio was comprised of 362 shopping centers totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 CBSAs in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2023, our three largest tenants by ABR were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc.

The following table summarizes our top 20 tenants, ranked by ABR, as of December 31, 2023 (dollars in thousands, except for PSF amounts):

Retailer	Owned Leases(1)	Leased GLA(1)	Percent of GLA(1)	ABR(1)	Percent of ABR(1)	ABR PSF(1)
The TJX Companies, Inc.	90	2,624,402	4.1%	$33,239	3.4%	$12.67
The Kroger Co.	44	2,994,662	4.6%	22,712	2.3%	7.58
Burlington Stores, Inc.	40	1,663,459	2.6%	19,716	2.0%	11.85
Dollar Tree Stores, Inc.	119	1,364,427	2.1%	16,423	1.7%	12.04
Publix Super Markets, Inc.	31	1,431,891	2.2%	14,559	1.5%	10.17
Ross Stores, Inc	43	1,110,510	1.7%	13,946	1.4%	12.56
L.A Fitness International, LLC	14	566,362	0.9%	10,994	1.1%	19.41
Five Below, Inc.	58	550,050	0.9%	10,964	1.1%	19.93
Amazon.com, Inc. / Whole Foods Market Services, Inc.	15	595,292	0.9%	10,630	1.1%	17.86
PetSmart, Inc.	28	607,653	0.9%	10,381	1.1%	17.08
Albertson's Companies, Inc	14	750,202	1.2%	9,679	1.0%	12.90
Ahold Delhaize	16	864,919	1.3%	9,469	1.0%	10.95
Ulta Beauty, Inc.	34	378,884	0.6%	9,136	0.9%	24.11
Kohl's Corporation	14	1,051,137	1.6%	8,772	0.9%	8.35
PETCO Animal Supplies, Inc.	35	480,017	0.7%	8,544	0.9%	17.80
Big Lots, Inc.	29	975,534	1.5%	7,242	0.7%	7.42
The Michaels Companies, Inc.	21	472,884	0.7%	6,229	0.6%	13.17
Best Buy Co., Inc.	11	413,875	0.6%	5,261	0.5%	12.71
Staples, Inc.	19	397,969	0.6%	5,146	0.5%	12.93
CVS Health	15	222,799	0.3%	5,055	0.5%	22.69
TOP 20 RETAILERS	690	19,516,928	30.0%	$238,097	24.2%	$12.20
(1)     Includes only locations which are owned or guaranteed by the parent company. Excludes all franchise locations.

The following table summarizes the geographic diversity of our Portfolio by state, ranked by ABR, as of December 31, 2023 (dollars in thousands, expect for PSF amounts):

	State	Number of Properties	GLA	Percent Billed	Percent Leased	ABR	ABR PSF	Percent of Number of Properties	Percent of GLA	Percent of ABR
1	Florida	49	8,439,815	91.5%	96.5%	$136,003	$17.07	13.5%	13.1%	14.0%
2	Texas	48	7,404,115	88.2%	93.7%	113,092	17.07	13.3%	11.5%	11.7%
3	California	28	5,179,959	92.6%	97.0%	111,685	23.98	7.7%	8.0%	11.6%
4	Pennsylvania	24	4,328,200	89.4%	94.6%	68,316	20.52	6.6%	6.7%	7.1%
5	New York	26	3,398,142	91.5%	95.9%	68,082	21.22	7.2%	5.3%	7.1%
6	Illinois	16	4,219,418	83.5%	87.9%	55,701	15.37	4.4%	6.5%	5.7%
7	New Jersey	16	2,821,891	94.6%	96.2%	47,386	18.53	4.4%	4.4%	5.0%
8	Georgia	26	3,627,261	93.1%	94.7%	46,873	14.16	7.2%	5.6%	4.8%
9	North Carolina	13	3,056,642	94.2%	95.2%	40,110	14.55	3.6%	4.7%	4.1%
10	Michigan	15	2,804,178	87.5%	95.3%	36,681	14.33	4.1%	4.4%	3.8%
11	Ohio	13	2,893,261	90.9%	93.6%	35,990	15.42	3.6%	4.5%	3.7%
12	Tennessee	7	1,790,636	94.5%	97.3%	23,518	13.82	1.9%	2.8%	2.4%
13	Colorado	7	1,590,065	90.9%	94.4%	22,622	16.01	1.9%	2.5%	2.3%
14	Massachusetts	10	1,504,804	91.9%	97.7%	21,363	16.33	2.8%	2.3%	2.2%
15	Connecticut	9	1,464,045	88.7%	94.5%	20,655	15.17	2.5%	2.3%	2.1%
16	Kentucky	7	1,676,048	94.5%	98.4%	19,643	13.17	1.9%	2.6%	2.0%
17	South Carolina	8	1,453,568	85.4%	87.7%	18,419	14.72	2.2%	2.3%	1.9%
18	Minnesota	9	1,269,831	86.0%	87.0%	16,347	16.18	2.5%	2.0%	1.7%
19	Indiana	5	1,204,891	94.6%	98.2%	14,932	12.73	1.4%	1.9%	1.5%
20	New Hampshire	5	672,051	89.2%	97.4%	9,813	15.63	1.4%	1.0%	1.0%
21	Virginia	5	735,614	94.6%	94.9%	9,450	14.82	1.4%	1.1%	1.0%
22	Wisconsin	3	520,340	92.5%	97.6%	6,379	12.56	0.8%	0.8%	0.7%
23	Maryland	2	371,986	98.8%	98.8%	6,240	17.52	0.6%	0.6%	0.6%
24	Missouri	4	495,523	90.4%	91.5%	4,620	10.26	1.0%	0.8%	0.5%
25	Alabama	1	410,401	91.5%	91.7%	4,273	11.63	0.3%	0.6%	0.4%
26	Kansas	2	376,599	94.0%	95.6%	3,728	13.34	0.6%	0.6%	0.4%
27	Vermont	1	223,314	88.5%	98.6%	2,251	10.23	0.3%	0.3%	0.2%
28	Arizona	1	165,350	79.3%	100.0%	2,194	13.27	0.3%	0.3%	0.2%
29	Maine	1	287,533	97.9%	100.0%	2,056	17.26	0.3%	0.4%	0.2%
30	West Virginia	1	75,344	44.8%	44.8%	527	15.61	0.3%	0.1%	0.1%
TOTAL		362	64,460,825	90.6%	94.7%	$968,949	$16.88	100.0%	100.0%	100.0%

The following table summarizes certain information for our Portfolio by unit size, as of December 31, 2023 (dollars in thousands, expect for PSF amounts):

	Number of Units	GLA	Percent of GLA	Percent Billed	Percent Leased	ABR	Percent of ABR	ABR PSF
≥ 35,000 SF	401	22,733,414	35.2%	95.0%	97.8%	$219,190	22.6%	$11.21
20,000 – 34,999 SF	491	12,812,019	19.9%	90.7%	95.3%	147,803	15.3%	12.22
10,000 – 19,999 SF	607	8,290,068	12.9%	91.4%	96.5%	122,645	12.7%	15.75
5,000 – 9,999 SF	1,108	7,661,299	11.9%	85.9%	91.8%	143,111	14.8%	21.19
< 5,000 SF	6,056	12,964,025	20.1%	85.0%	89.4%	336,200	34.6%	30.00
TOTAL	8,663	64,460,825	100.0%	90.6%	94.7%	$968,949	100.0%	$16.88

TOTAL ≥ 10,000 SF	1,499	43,835,501	68.0%	93.1%	96.8%	$489,638	50.6%	$12.41
TOTAL < 10,000 SF	7,164	20,625,324	32.0%	85.3%	90.3%	479,311	49.4%	26.69

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next 10 calendar years and thereafter, assuming no exercise of renewal options and including the GLA of lessee-owned leasehold improvements, as of December 31, 2023:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR PSF	ABR PSF at Expiration
M-M	214	611,355	1.0%	1.0%	$16.40	$16.40
2024	955	5,671,690	9.3%	7.7%	13.23	13.23
2025	1,078	7,780,769	12.7%	11.9%	14.77	14.86
2026	1,025	7,020,573	11.5%	11.7%	16.12	16.47
2027	1,012	8,190,140	13.4%	13.0%	15.39	15.88
2028	968	6,853,350	11.2%	12.0%	16.94	17.63
2029	648	6,765,006	11.1%	10.0%	14.38	15.67
2030	352	3,154,343	5.2%	5.2%	15.98	17.58
2031	306	2,685,993	4.4%	4.6%	16.56	18.67
2032	342	2,694,748	4.4%	5.0%	17.88	20.10
2033	427	3,368,756	5.5%	6.4%	18.34	20.84
2034+	541	6,253,437	10.3%	11.5%	17.83	21.05

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

Insurance
We have a wholly-owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance for the properties in our Portfolio. We formed Incap as part of our overall risk management program to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements.

We also maintain commercial liability, fire, extended coverage, earthquake, business interruption, and rental loss insurance covering all of the properties in our Portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, industry practice, and the nature of the shopping centers in our Portfolio. In addition, tenants are generally required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents at the properties (including without limitation any environmental contamination), and to obtain liability and property damage insurance policies at the tenant’s expense, kept in full force during the term of the lease. In the opinion of our management, all of the properties in our Portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses, such as losses from war. See “Risk Factors – Risks Related to Our Portfolio and Our Business – An uninsured property loss or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties.”

Item 3. Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BPG’s common stock trades on the New York Stock Exchange under the trading symbol “BRX.” As of February 1, 2024, the number of holders of record of BPG’s common stock was 624. This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

BPG has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT, BPG must meet several organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Management intends to continue to satisfy these requirements and maintain BPG’s REIT status. As a REIT, BPG generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.

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

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income or capital gain income. Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital. Non-taxable return of capital distributions, to the extent that they do not exceed the stockholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the stockholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and in excess of the stockholder’s adjusted tax basis in its common shares, the distributions will be treated as capital gains from the sale of common shares. For the taxable year ended December 31, 2023, 100.0% of the Company’s distributions to stockholders constituted taxable ordinary income. For the taxable year ended December 31, 2022, 100.0% of the Company’s distributions to stockholders constituted taxable ordinary income.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from December 31, 2018 through December 31, 2023, the cumulative total return of BPG’s common stock with the cumulative total return of the S&P 500 Index and the FTSE Nareit Equity Shopping Centers Index. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.
Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the year ended December 31, 2023.

Issuer Purchases of Equity Securities
In November 2022, we renewed our share repurchase program (the "Repurchase Program") for up to $400.0 million of our common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by our board of directors. The Repurchase Program replaced our prior share repurchase program, which was scheduled to expire on January 9, 2023. During the three months and year ended December 31, 2023, we did not repurchase any shares of common stock. As of December 31, 2023, the Repurchase Program had $400.0 million of available repurchase capacity.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, “we,” “our,” and “us” mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of December 31, 2023, our portfolio was comprised of 362 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2023, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2023, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities, and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by our purpose-driven Corporate Responsibility strategy.

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

Leasing Highlights
As of December 31, 2023, billed and leased occupancy were 90.6% and 94.7%, respectively, compared to 90.2% and 93.8%, respectively, as of December 31, 2022.

The following table summarizes our executed leasing activity for the years ended December 31, 2023 and 2022 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Year Ended December 31, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,653	10,169,163	$18.34	$4.93	$2.34	15.3%
New and renewal leases	1,431	6,327,403	22.02	7.92	3.76	19.3%
New leases	577	2,981,298	21.92	14.51	7.90	40.0%
Renewal leases	854	3,346,105	22.10	2.04	0.06	13.3%
Option leases	222	3,841,760	12.27	—	—	7.7%

For the Year Ended December 31, 2022
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,614	10,572,727	$16.47	$4.71	$2.05	12.7%
New and renewal leases	1,403	7,095,235	18.31	7.02	3.06	16.0%
New leases	613	3,256,527	19.08	13.05	6.57	37.0%
Renewal leases	790	3,838,708	17.66	1.91	0.08	11.1%
Option leases	211	3,477,492	12.72	—	—	6.7%
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

Acquisition Activity
•During the year ended December 31, 2023, we acquired two land parcels for an aggregate purchase price of $2.3 million, including transaction costs and closing credits.

•During the year ended December 31, 2022, we acquired seven shopping centers, one outparcel, and one land parcel and paid less than $0.1 million related to previously acquired assets for an aggregate purchase price of $409.7 million, including transaction costs and closing credits.

Disposition Activity
•During the year ended December 31, 2023, we disposed of 11 shopping centers and nine partial shopping centers for aggregate net proceeds of $182.0 million, resulting in aggregate gain of $65.3 million and aggregate impairment of $6.1 million. In addition, during the year ended December 31, 2023, we disposed of a non-operating asset and resolved contingencies related to a previously disposed asset for aggregate net proceeds of $0.3 million, resulting in aggregate net gain of $0.1 million.

•During the year ended December 31, 2022, we disposed of 16 shopping centers and 10 partial shopping centers for aggregate net proceeds of $277.0 million, resulting in aggregate gain of $109.2 million and aggregate impairment of $5.7 million. In addition, during the year ended December 31, 2022, we resolved contingencies related to previously disposed assets and had land at one shopping center seized through eminent domain for aggregate net proceeds of $2.8 million, resulting in aggregate net gain of $2.4 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Revenues (in thousands)

	Year Ended December 31,
	2023	2022	$ Change
Revenues
Rental income	$1,243,844	$1,217,362	$26,482
Other revenues	1,192	712	480
Total revenues	$1,245,036	$1,218,074	$26,962

Rental income
The increase in rental income for the year ended December 31, 2023 of $26.5 million, compared to the corresponding period in 2022, was due to a $40.3 million increase for assets owned for the full period, partially offset by a $13.8 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) a $32.5 million increase in base rent; (ii) a $15.0 million increase in expense reimbursements; (iii) a $1.5 million increase in lease termination fees; (iv) a $0.4 million increase in percentage rents; (v) a $0.2 million increase in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; and (vi) a $0.1 million increase in straight-line rental income, net; partially offset by (vii) a $9.2 million decrease in rental income associated with revenues deemed uncollectible; and (viii) a $0.2 million decrease in ancillary and other rental income. The $32.5 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 15.3% during the year ended December 31, 2023 and 12.7% during the year ended December 31, 2022, and an increase in weighted average billed occupancy. The $15.0 million increase in expense reimbursements was primarily attributable to increases in weighted average billed occupancy, reimbursable operating costs, and real estate taxes. The $9.2 million decrease in rental income associated with revenues deemed uncollectible was primarily attributable to reduced cash collections associated with amounts previously reserved.

Other revenues
The increase in other revenues for the year ended December 31, 2023 of $0.5 million, compared to the corresponding period in 2022, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Year Ended December 31,
	2023	2022	$ Change
Operating expenses
Operating costs	$146,473	$141,408	$5,065
Real estate taxes	173,517	170,383	3,134
Depreciation and amortization	362,277	344,731	17,546
Impairment of real estate assets	17,836	5,724	12,112
General and administrative	117,128	117,225	(97)
Total operating expenses	$817,231	$779,471	$37,760

Operating costs
The increase in operating costs for the year ended December 31, 2023 of $5.1 million, compared to the corresponding period in 2022, was due to a $7.2 million increase in operating costs for assets owned for the full period, primarily due to increases in repairs and maintenance, utilities, and insurance, partially offset by a $2.1 million decrease due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the year ended December 31, 2023 of $3.1 million, compared to the corresponding period in 2022, was primarily due to a $2.5 million increase in real estate taxes due to net transaction activity, in addition to a $0.6 million increase in real estate taxes for assets owned for the full period, primarily due to an increase in current year assessments, partially offset by an increase in favorable adjustments related to prior year assessments and an increase in real estate tax refunds.

Depreciation and amortization
The increase in depreciation and amortization for the year ended December 31, 2023 of $17.5 million, compared to the corresponding period in 2022, was primarily due to a $20.5 million increase for assets owned for the full period, due to capital expenditures and an increase in accelerated depreciation and amortization related to tenant move-outs, partially offset by a $3.0 million decrease due to net transaction activity.

Impairment of real estate assets
During the year ended December 31, 2023, aggregate impairment of $17.8 million was recognized on two shopping centers and two partial shopping centers as a result of disposition activity, and one operating property. During the year ended December 31, 2022, aggregate impairment of $5.7 million was recognized on two shopping centers and one partial shopping center as a result of disposition activity.

General and administrative
General and administrative costs remained generally consistent for the year ended December 31, 2023 as compared to the corresponding period in 2022.

During the years ended December 31, 2023 and 2022, construction compensation costs of $18.5 million and $17.5 million, respectively, were capitalized to building and improvements and leasing legal costs of $4.6 million and $4.1 million, respectively, and leasing commission costs of $7.9 million and $7.9 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2023	2022	$ Change
Other income (expense)
Dividends and interest	$666	$314	$352
Interest expense	(190,733)	(192,427)	1,694
Gain on sale of real estate assets	65,439	111,563	(46,124)
Gain (loss) on extinguishment of debt, net	4,356	(221)	4,577
Other	(2,446)	(3,639)	1,193
Total other expense	$(122,718)	$(84,410)	$(38,308)

Dividends and interest
The increase in dividends and interest for the year ended December 31, 2023 of $0.4 million, compared to the corresponding period in 2022, was primarily due to an increase in interest income.

Interest expense
The decrease in interest expense for the year ended December 31, 2023 of $1.7 million, compared to the corresponding period in 2022, was primarily due to a lower overall debt obligations, partially offset by a higher weighted average interest rate. In addition, capitalized interest increased as a result of higher weighted average interest rates along with higher construction in process balances.

Gain on sale of real estate assets
During the year ended December 31, 2023, nine shopping centers and seven partial shopping centers were disposed of resulting in aggregate gain of $65.3 million. In addition, during the year ended December 31, 2023, we disposed of a non-operating asset and resolved contingencies relating to a previously disposed asset, resulting in aggregate net gain of $0.1 million. During the year ended December 31, 2022, 14 shopping centers and nine partial shopping centers were disposed of resulting in aggregate gain of $109.2 million. In addition, during the year ended December 31, 2022, we resolved contingencies related to previously disposed assets and had land at one shopping center seized through eminent domain, resulting in aggregate gain of $2.4 million.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2023, we repurchased $199.6 million of our outstanding 3.650% 2024 Notes pursuant to the Tender Offer, with $300.4 million aggregate principal amount of the 2024 Notes remaining outstanding. We funded the Tender Offer with proceeds from our $200.0 million delayed draw term loan. In connection with the Tender Offer, we recognized a $4.4 million gain on extinguishment of debt during the year ended December 31, 2023. During the year ended December 31, 2022, we amended and restated our Unsecured Credit Facility, which is comprised of the Revolving Facility and the Term Loan Facility, resulting in a $0.2 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The decrease in other expense for the year ended December 31, 2023 of $1.2 million, compared to the corresponding period in 2022, was primarily due to a decrease in transaction costs.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 13, 2023, for a discussion of the comparison of the year ended December 31, 2022 to the year ended December 31, 2021.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2023, we had $1.25 billion of available liquidity, including $1.23 billion under our Revolving Facility and $18.9 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of December 31, 2023 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended December 31, 2024	Thereafter
Debt maturities (1)	$300.4	$4,637.0
Interest payments (1)(2)	181.0	607.6
Operating leases	6.1	46.8
Total	$487.5	$5,291.4
(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of December 31, 2023. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for a further discussion of these and other factors that could impact interest payments

Other Essential Expenditures
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

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the fourth quarter of 2023 and the first quarter of 2024:

	Fourth Quarter 2023	First Quarter 2024
Dividend declared per common share	$0.2725	$0.2725
Dividend declaration date	October 24, 2023	January 31, 2024
Dividend record date	January 3, 2024	April 2, 2024
Dividend payable date	January 16, 2024	April 15, 2024

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2023	2022	$ Change
Net cash provided by operating activities	$588,794	$566,382	$22,412
Net cash used in investing activities	(163,080)	(462,453)	299,373
Net cash used in financing activities	(428,069)	(380,413)	(47,656)

Net change in cash, cash equivalents and restricted cash	(2,355)	(276,484)	274,129
Cash, cash equivalents and restricted cash at beginning of period	21,259	297,743	(276,484)
Cash, cash equivalents and restricted cash at end of period	$18,904	$21,259	$(2,355)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2023	2022	$ Change
Net cash provided by operating activities	$588,794	$566,382	$22,412
Net cash used in investing activities	(163,080)	(462,453)	299,373
Net cash used in financing activities	(427,142)	(366,182)	(60,960)

Net change in cash, cash equivalents and restricted cash	(1,428)	(262,253)	260,825
Cash, cash equivalents and restricted cash at beginning of period	20,332	282,585	(262,253)
Cash, cash equivalents and restricted cash at end of period	$18,904	$20,332	$(1,428)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the year ended December 31, 2023, our net cash provided by operating activities increased $22.4 million, as compared to the corresponding period in 2022. The increase was primarily due to (i) an increase in same property net operating income; (ii) an increase from net working capital; (iii) an increase in lease termination fees; and (iv) a decrease in cash outflows for interest expense; partially offset by (v) a decrease in net operating income due to net transaction activity and other non-same property net operating income; and (vi) an increase in cash outflows for general and administrative expense.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the year ended December 31, 2023, our net cash used in investing activities decreased $299.4 million, as compared to the corresponding period in 2022. The decrease was primarily due to (i) a decrease of $407.4 million in acquisitions of real estate assets and (ii) a decrease of $4.3 million in purchases of marketable securities, net of sales; partially offset by (iii) a decrease of $97.5 million in net proceeds from sales of real estate assets; and (iv) an increase of $14.8 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the years ended December 31, 2023 and 2022, we expended $345.2 million and $330.4 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $0.7 million and $7.7 million, respectively, which were received during the year ended December 31, 2023 and 2022.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of December 31, 2023, we had 45 in-process anchor space repositioning, redevelopment and outparcel development projects with an aggregate anticipated cost of $429.2 million, of which $197.2 million had been incurred as of December 31, 2023. In addition, we have identified a pipeline of future redevelopment projects aggregating approximately $900 million of potential capital investment, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the year ended December 31, 2023, we acquired two land parcels for an aggregate purchase price of $2.3 million, including transaction costs and closing credits. During the year ended December 31, 2022, we acquired seven shopping centers, one outparcel, and one land parcel for an aggregate purchase price of $409.7 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the year ended December 31, 2023, we disposed of 11 shopping centers and nine partial shopping centers for aggregate net proceeds of $182.0 million. In addition, during the year ended December 31, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset. During the year ended December 31, 2022, we disposed of 16 shopping centers and 10 partial shopping centers for aggregate net proceeds of $277.0 million. In addition, during the year ended December 31, 2022, we resolved contingencies related to previously disposed assets and had land at one shopping center seized through eminent domain for aggregate net proceeds of $2.8 million.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the year ended December 31, 2023, our net cash used in financing activities increased $47.7 million, as compared to the corresponding period in 2022. The increase was primarily due to (i) a $53.1 million decrease in issuances of common stock; (ii) a $25.7 million increase in distributions to our common stockholders; and (iii) a $0.7 million increase in repurchases of common stock; partially offset by (iv) a $24.2 million decrease in debt borrowings, net of repayments; and (v) a $7.6 million decrease in deferred financing and debt extinguishment costs.

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

Funds From Operations
Nareit FFO (defined hereafter) is a supplemental, non-GAAP performance measure utilized to evaluate the operating and financial performance of real estate companies. Nareit defines funds from operations ("FFO") as net income (loss), calculated in accordance with GAAP, excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

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

Our reconciliation of net income to Nareit FFO for the years ended December 31, 2023 and 2022 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Net income	$305,087	$354,193
Depreciation and amortization related to real estate	358,088	340,561
Gain on sale of real estate assets	(65,439)	(111,563)
Impairment of real estate assets	17,836	5,724
Nareit FFO	$615,572	$588,915
Nareit FFO per diluted share	$2.04	$1.95
Weighted average diluted shares outstanding	302,376	301,742

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

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022	Change
Number of properties	345	345	—
Percent billed	90.6%	90.4%	0.2%
Percent leased	94.7%	94.1%	0.6%

Revenues
Rental income	$1,140,455	$1,100,048	$40,407
Other revenues	1,192	678	514
	1,141,647	1,100,726	40,921
Operating expenses
Operating costs	(137,863)	(130,292)	(7,571)
Real estate taxes	(157,636)	(157,024)	(612)
	(295,499)	(287,316)	(8,183)
Same property NOI	$846,148	$813,410	$32,738

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net income	$305,087	$354,193
Adjustments:
Non-same property NOI	(41,594)	(57,551)
Lease termination fees	(4,622)	(3,231)
Straight-line rental income, net	(23,498)	(23,458)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(9,153)	(8,793)
Straight-line ground rent expense	(31)	160
Depreciation and amortization	362,277	344,731
Impairment of real estate assets	17,836	5,724
General and administrative	117,128	117,225
Total other expense	122,718	84,410
Same property NOI	$846,148	$813,410

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

Revenue Recognition and Receivables - Estimating Collectability
We enter into agreements with tenants that convey the right to control the use of identified space at our shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification ("ASC") 842, Leases. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on our Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on our Consolidated Balance Sheets. We commence recognizing rental revenue based on the date we make the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, by the lessee and are recognized in the period the applicable expenditures are incurred and/or contractually required to be reimbursed.

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

Inflation
Prior to 2021, inflation was low and had a minimal impact on our operating and financial performance; however, inflation has significantly increased over the last three years and may continue to be elevated or increase further. With respect to our shopping centers, our long-term leases generally contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation; however, we have exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. We believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain non-reimbursed inflationary cost pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and have and may continue to enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans. With respect to general and administrative costs, we continually seek opportunities to offset inflationary cost pressures through routine evaluations of our spending levels and through ongoing efforts to utilize technology to enhance our operational efficiency.

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

As of December 31, 2023, we had $518.5 million outstanding variable-rate indebtedness which bears interest at a rate equal to the Secured Overnight Financing Rate ("SOFR") plus credit spreads and reference rate adjustments ranging from 95 basis points to 105 basis points. We have interest rate swap agreements on $500.0 million of our variable-rate indebtedness, which effectively convert the base rate on the indebtedness from variable to fixed. If market rates of interest on our variable-rate debt increased or decreased by 100 basis points, the change in annual interest expense on our variable-rate debt would decrease earnings and cash flows by approximately $0.2 million or increase earnings and cash flows by approximately $0.2 million, respectively, after taking into account the impact of the $500.0 million of interest rate swap agreements.

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2023. The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2023 and are subject to change. Furthermore, the table below incorporates only those exposures that existed as of December 31, 2023 and does not consider exposures or positions that may have arisen or expired after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Unsecured Debt
Fixed rate	$300,352	$700,000	$607,542	$400,000	$357,708	$2,053,203	$4,418,805	$4,155,332
Weighted average interest rate(1)	3.70%	3.67%	3.56%	3.50%	3.71%	3.71%

Variable rate	$—	$—	$18,500	$500,000	$—	$—	$518,500	$518,500
Weighted average interest rate(1)(2)(3)	4.06%	4.06%	3.98%	—%	—%	—%
(1)    Weighted average interest rates for all years presented include the impact of our interest rate swap agreements in place as of December 31, 2023 and are calculated based on the total debt balances as of the end of each year, assuming the repayment of debt on its scheduled maturity date.
(2)    The interest rates on our variable rate Unsecured Credit Facility are based on credit rating grids. The credit rating grids and all-in-rates on outstanding variable rate debt as of December 31, 2023 are as follows:

					Credit Spread Grid
	As of December 31, 2023				SOFR Rate Loans	Base Rate Loans
Variable Rate Debt	SOFR Rate	Reference Rate Adjustment	Credit Spread	All-in-Rate	Credit Spread	Credit Spread
Revolving Facility(1)(2)	5.38%	0.10%	0.85%	6.33%	0.83% – 1.50%	0.00% – 0.40%
Term Loan Facility(2)	5.34%	0.10%	0.95%	6.39%	0.90% – 1.70%	0.00% – 0.60%
(1)    Our Revolving Facility is further subject to a facility fee ranging from 0.13% to 0.30%, which is excluded from the all-in-rate presented above.
(2)    The Company's Revolving Facility and Term Loan Facility include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points. During the year ended December 31, 2023, the Company concluded that it did not qualify for a reduction to the applicable credit spread during the year ended December 31, 2023 and year ended December 31, 2022 resulting in a less than $0.1 million increase to interest expense.

(3)    We have in place seven interest rate swap agreements that convert the variable interest rate on one variable rate debt instrument to a fixed rate. The balance subject to interest rates swaps as of December 31, 2023 is as follows (dollars in thousands):

	As of December 31, 2023
Variable Rate Debt	Amount	Weighted Average Fixed SOFR Rate	Credit Spread	Reference Rate Adjustment	Swapped All-in-Rate
Term Loan Facility(1)	$300,000	2.59%	0.95%	—%	3.54%
Term Loan Facility	$200,000	3.59%	0.95%	0.10%	4.64%
(1)    Reference Rate Adjustment of 10 basis points is embedded in the Weighted Average Fixed SOFR Rate for the interest rate swaps on $300.0 million outstanding under our Term Loan Facility.

Item 8. Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Steven T. Gallagher, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor, and principal financial officer, Steven T. Gallagher, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the COSO of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company, nor the Company itself, adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 25, 2024 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2023 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 25, 2024 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2023 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 25, 2024 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2023 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 25, 2024 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2023 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 25, 2024 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2023 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report

(b) Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Second Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of February 1, 2022	8-K	001-36160	2/4/2022	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Second Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 28, 2019, by and among Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Limited Partner, BPG Sub LLC, as Limited Partner, and the other limited partners from time to time party thereto	10-Q	001-36160	10/28/2019	3.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee (the “2015 Indenture”)	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture to the 2015 Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/21/2015	4.2
4.3	Third Supplemental Indenture to the 2015 Indenture, dated June 13, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/13/2016	4.2
4.4	Fifth Supplemental Indenture to the 2015 Indenture, dated March 8, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	3/8/2017	4.2
4.5	Sixth Supplemental Indenture to the 2015 Indenture, dated June 5, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/5/2017	4.2
4.6	Eighth Supplemental Indenture to the 2015 Indenture, dated May 10, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	5/10/2019	4.2
4.7	Amendment No. 1 to the Eighth Supplemental Indenture, dated August 15, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/15/2019	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.8	Ninth Supplemental Indenture, dated June 10, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/10/2020	4.2
4.9	Amendment No. 1 to the Ninth Supplemental Indenture, dated August 20, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/20/2020	4.3
4.10	Tenth Supplemental Indenture, dated March 5, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	3/5/2021	4.2
4.11	Eleventh Supplemental Indenture, dated August 16, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/16/2021	4.2
4.12	Twelfth Supplemental Indenture, dated January 12, 2024, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/12/2024	4.2
4.13	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.14	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.15	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust Company, National Association	10-Q	001-12244	8/9/2007	4.2
4.16	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust Company, National Association	S-11	333-190002	8/23/2013	4.4
4.17	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust Company, National Association	8-K	001-36160	10/17/2014	4.1
4.18	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1
4.19	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.20	Description of Registered Securities	10-K	001-36160	2/7/2022	4.22

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1*	2022 Omnibus Incentive Plan	8-K	001-36160	4/29/2022	10.1
10.2*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.3*	Form of Director Restricted Stock Award Agreement	10-K	001-36160	2/13/2023	10.3
10.4*	Form of Brixmor Property Group Inc. Restricted Stock Unit Agreement (TRSUs, PRSUs, and OPRSUs)	—	—	—	—	x
10.5*	Employment Agreement, dated April 12, 2016, by and between Brixmor Property Group Inc. and James M. Taylor	10-Q	001-36160	7/25/2016	10.1
10.6*	First Amendment to Employment Agreement, dated February 2, 2021, by and between Brixmor Property Group Inc. and James M. Taylor	8-K	001-36160	2/4/2021	10.1
10.7*	Employment Agreement, dated May 11, 2016, by and between Brixmor Property Group Inc. and Mark T. Horgan	10-K	001-36160	2/13/2017	10.22
10.8*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	3/8/2019	10.2
10.9*	Second Amendment to Employment Agreement, dated February 1, 2022, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	2/4/2022	10.2
10.10*	Employment Agreement, dated December 5, 2014, by and between Brixmor Property Group Inc. and Brian T. Finnegan	10-K	001-36160	2/13/2017	10.23
10.11*	First Amendment to Employment Agreement, dated September 27, 2023, by and between Brixmor Property Group Inc. and Brian T. Finnegan	8-K	001-36160	9/29/2023	10.2
10.12*	Employment Agreement, dated November 1, 2011, by and between Brixmor Property Group Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.13*	First Amendment to Employment Agreement, dated February 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.3
10.14*	Second Amendment to Employment Agreement, dated April 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.4
10.15	Third Amended and Restated Revolving Credit Agreement, dated as of April 28, 2022, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-Q	001-36160	5/2/2022	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.16	Amended and Restated Term Loan Agreement, dated as of April 28, 2022, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	10-Q	001-36160	5/2/2022	10.2
10.17	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of July 7, 2022, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	10-K	001-36160	2/13/2023	10.19
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	—	—	—	—	x
99.1	Property List	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x
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

BRIXMOR PROPERTY GROUP INC.

Date: February 12, 2024	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 12, 2024	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2024	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 12, 2024	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 12, 2024	By:	/s/ Sheryl M. Crosland
Sheryl M. Crosland
Chair of the Board of Directors

Date: February 12, 2024	By:	/s/ Michael Berman
Michael Berman
Director

Date: February 12, 2024	By:	/s/ Juliann Bowerman
Juliann Bowerman
Director

Date: February 12, 2024	By:	/s/ Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 12, 2024	By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 12, 2024	By:	/s/ Sandra A. J. Lawrence
Sandra A. J. Lawrence
Director

Date: February 12, 2024	By:	/s/ William D. Rahm
William D. Rahm
Director

Date: February 12, 2024	By:	/s/ John Peter Suarez
John Peter Suarez
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairment of Real Estate Assets — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
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
February 12, 2024
We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Property Group Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 12, 2024, expressed an unqualified opinion on those financial statements.
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
February 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and subsidiaries (the "Operating Partnership") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2024, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
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
Impairment of Real Estate Assets — Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
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
February 12, 2024
We have served as the Operating Partnership’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and subsidiaries (the “Operating Partnership”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Operating Partnership and our report dated February 12, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 12, 2024

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2023	December 31, 2022
Assets
Real estate
Land	$1,794,011	$1,820,358
Buildings and improvements	9,201,876	9,077,993
	10,995,887	10,898,351
Accumulated depreciation and amortization	(3,198,980)	(2,996,759)
Real estate, net	7,796,907	7,901,592

Cash and cash equivalents	866	16,492
Restricted cash	18,038	4,767
Marketable securities	19,914	21,669
Receivables, net	278,775	264,146
Deferred charges and prepaid expenses, net	164,061	154,141
Real estate assets held for sale	—	10,439
Other assets	54,155	62,684
Total assets	$8,332,716	$8,435,930

Liabilities
Debt obligations, net	$4,933,525	$5,035,501
Accounts payable, accrued expenses and other liabilities	548,890	535,419
Total liabilities	5,482,415	5,570,920

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 309,723,386 and 309,042,754 shares issued and 300,596,394 and 299,915,762 shares outstanding	3,006	2,999
Additional paid-in capital	3,310,590	3,299,496
Accumulated other comprehensive income (loss)	(2,700)	8,851
Distributions in excess of net income	(460,595)	(446,336)
Total equity	2,850,301	2,865,010
Total liabilities and equity	$8,332,716	$8,435,930
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2023	2022	2021
Revenues
Rental income	$1,243,844	$1,217,362	$1,146,304
Other revenues	1,192	712	5,970
Total revenues	1,245,036	1,218,074	1,152,274

Operating expenses
Operating costs	146,473	141,408	132,042
Real estate taxes	173,517	170,383	165,746
Depreciation and amortization	362,277	344,731	327,152
Impairment of real estate assets	17,836	5,724	1,898
General and administrative	117,128	117,225	105,454
Total operating expenses	817,231	779,471	732,292

Other income (expense)
Dividends and interest	666	314	299
Interest expense	(190,733)	(192,427)	(194,776)
Gain on sale of real estate assets	65,439	111,563	73,092
Gain (loss) on extinguishment of debt, net	4,356	(221)	(28,345)
Other	(2,446)	(3,639)	(65)
Total other expense	(122,718)	(84,410)	(149,795)

Net income	$305,087	$354,193	$270,187

Net income per common share:
Basic	$1.01	$1.18	$0.91
Diluted	$1.01	$1.17	$0.90
Weighted average shares:
Basic	300,977	299,938	297,408
Diluted	302,376	301,742	298,835
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Net income	$305,087	$354,193	$270,187
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(12,153)	22,226	15,640
Change in unrealized gain (loss) on marketable securities	602	(701)	(256)
Total other comprehensive income (loss)	(11,551)	21,525	15,384
Comprehensive income	$293,536	$375,718	$285,571
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2021	296,494	$2,965	$3,213,990	$(28,058)	$(508,196)	$2,680,701
Common stock dividends ($0.8850 per common share)	—	—	—	—	(265,675)	(265,675)
Equity based compensation expense	—	—	18,597	—	—	18,597
Other comprehensive income	—	—	—	15,384	—	15,384
Issuance of common stock	716	7	4,657	—	—	4,664
Repurchases of common shares in conjunction with equity award plans	—	—	(5,512)	—	—	(5,512)
Net income	—	—	—	—	270,187	270,187
Ending balance, December 31, 2021	297,210	2,972	3,231,732	(12,674)	(503,684)	2,718,346
Common stock dividends ($0.9800 per common share)	—	—	—	—	(296,845)	(296,845)
Equity based compensation expense	—	—	25,185	—	—	25,185
Other comprehensive income	—	—	—	21,525	—	21,525
Issuance of common stock	2,706	27	53,073	—	—	53,100
Repurchases of common shares in conjunction with equity award plans	—	—	(10,494)	—	—	(10,494)
Net income	—	—	—	—	354,193	354,193
Ending balance, December 31, 2022	299,916	2,999	3,299,496	8,851	(446,336)	2,865,010
Common stock dividends ($1.0525 per common share)	—	—	—	—	(319,346)	(319,346)
Equity based compensation expense	—	—	22,345	—	—	22,345
Other comprehensive loss	—	—	—	(11,551)	—	(11,551)
Issuance of common stock	680	7	(6)	—	—	1
Repurchases of common shares in conjunction with equity award plans	—	—	(11,245)	—	—	(11,245)
Net income	—	—	—	—	305,087	305,087
Ending balance, December 31, 2023	300,596	$3,006	$3,310,590	$(2,700)	$(460,595)	$2,850,301
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$305,087	$354,193	$270,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362,277	344,731	327,152
Accretion of debt premium and discount, net	(2,944)	(2,863)	(2,862)
Deferred financing cost amortization	6,860	7,012	7,496
Accretion of above- and below-market leases, net	(12,764)	(12,156)	(12,603)
Tenant inducement amortization and other	3,878	3,965	4,944
Impairment of real estate assets	17,836	5,724	1,898
Gain on sale of real estate assets	(65,439)	(111,563)	(73,092)
Equity based compensation	20,777	23,407	17,090
(Gain) loss on extinguishment of debt, net	(4,356)	221	28,345
Changes in operating assets and liabilities:
Receivables, net	(16,512)	(31,951)	2,189
Deferred charges and prepaid expenses	(40,497)	(38,445)	(30,377)
Other assets	(845)	(551)	(448)
Accounts payable, accrued expenses and other liabilities	15,436	24,658	12,320
Net cash provided by operating activities	588,794	566,382	552,239

Investing activities:
Improvements to and investments in real estate assets	(345,157)	(330,356)	(308,575)
Acquisitions of real estate assets	(2,269)	(409,688)	(258,807)
Proceeds from sales of real estate assets	182,255	279,815	237,404
Purchase of marketable securities	(21,346)	(25,294)	(17,475)
Proceeds from sale of marketable securities	23,437	23,070	16,448
Net cash used in investing activities	(163,080)	(462,453)	(331,005)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(632,000)	(675,000)	—
Proceeds from borrowings under unsecured revolving credit facility	525,500	800,000	—
Proceeds from unsecured term loans and notes	200,000	—	847,735
Repayment of borrowings under unsecured term loans and notes	(194,254)	(250,000)	(850,000)
Deferred financing and debt extinguishment costs	(783)	(8,387)	(33,718)
Proceeds from issuances of common shares	—	53,100	5,146
Distributions to common stockholders	(315,287)	(289,632)	(257,229)
Repurchases of common shares in conjunction with equity award plans	(11,245)	(10,494)	(5,512)
Net cash used in financing activities	(428,069)	(380,413)	(293,578)

Net change in cash, cash equivalents and restricted cash	(2,355)	(276,484)	(72,344)
Cash, cash equivalents and restricted cash at beginning of period	21,259	297,743	370,087
Cash, cash equivalents and restricted cash at end of period	$18,904	$21,259	$297,743

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$866	$16,492	$296,632
Restricted cash	18,038	4,767	1,111
Cash, cash equivalents and restricted cash at end of period	$18,904	$21,259	$297,743

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $4,147, $3,081 and $4,009	$186,957	$187,293	$191,048
State and local taxes paid	2,323	1,951	1,652
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)
	December 31, 2023	December 31, 2022
Assets
Real estate
Land	$1,794,011	$1,820,358
Buildings and improvements	9,201,876	9,077,993
	10,995,887	10,898,351
Accumulated depreciation and amortization	(3,198,980)	(2,996,759)
Real estate, net	7,796,907	7,901,592

Cash and cash equivalents	866	15,565
Restricted cash	18,038	4,767
Marketable securities	19,914	21,669
Receivables, net	278,775	264,146
Deferred charges and prepaid expenses, net	164,061	154,141
Real estate assets held for sale	—	10,439
Other assets	54,155	62,684
Total assets	$8,332,716	$8,435,003

Liabilities
Debt obligations, net	$4,933,525	$5,035,501
Accounts payable, accrued expenses and other liabilities	548,911	535,419
Total liabilities	5,482,436	5,570,920

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 309,723,386 and 309,042,754 units issued and 300,596,394 and 299,915,762 units outstanding	2,852,980	2,855,232
Accumulated other comprehensive income (loss)	(2,700)	8,851
Total capital	2,850,280	2,864,083
Total liabilities and capital	$8,332,716	$8,435,003
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Year Ended December 31,
	2023	2022	2021
Revenues
Rental income	$1,243,844	$1,217,362	$1,146,304
Other revenues	1,192	712	5,970
Total revenues	1,245,036	1,218,074	1,152,274

Operating expenses
Operating costs	146,473	141,408	132,042
Real estate taxes	173,517	170,383	165,746
Depreciation and amortization	362,277	344,731	327,152
Impairment of real estate assets	17,836	5,724	1,898
General and administrative	117,128	117,225	105,454
Total operating expenses	817,231	779,471	732,292

Other income (expense)
Dividends and interest	666	314	299
Interest expense	(190,733)	(192,427)	(194,776)
Gain on sale of real estate assets	65,439	111,563	73,092
Gain (loss) on extinguishment of debt, net	4,356	(221)	(28,345)
Other	(2,446)	(3,639)	(65)
Total other expense	(122,718)	(84,410)	(149,795)

Net income	$305,087	$354,193	$270,187

Net income per common unit:
Basic	$1.01	$1.18	$0.91
Diluted	$1.01	$1.17	$0.90
Weighted average units:
Basic	300,977	299,938	297,408
Diluted	302,376	301,742	298,835
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Net income	$305,087	$354,193	$270,187
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(12,153)	22,226	15,640
Change in unrealized gain (loss) on marketable securities	602	(701)	(256)
Total other comprehensive income (loss)	(11,551)	21,525	15,384
Comprehensive income	$293,536	$375,718	$285,571
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2021	$2,698,746	$(28,059)	$2,670,687
Distributions to partners	(270,819)	—	(270,819)
Equity based compensation expense	18,597	—	18,597
Other comprehensive income	—	15,384	15,384
Issuance of OP Units	4,664	—	4,664
Repurchases of OP Units in conjunction with equity award plans	(5,512)	—	(5,512)
Net income	270,187	—	270,187
Ending balance, December 31, 2021	2,715,863	(12,675)	2,703,188
Distributions to partners	(282,615)	—	(282,615)
Equity based compensation expense	25,185	—	25,185
Other comprehensive income	—	21,526	21,526
Issuance of OP Units	53,100	—	53,100
Repurchases of OP Units in conjunction with equity award plans	(10,494)	—	(10,494)
Net income	354,193	—	354,193
Ending balance, December 31, 2022	2,855,232	8,851	2,864,083
Distributions to partners	(318,440)	—	(318,440)
Equity based compensation expense	22,345	—	22,345
Other comprehensive loss	—	(11,551)	(11,551)
Issuance of OP Units	1	—	1
Repurchases of OP Units in conjunction with equity award plans	(11,245)	—	(11,245)
Net income	305,087	—	305,087
Ending balance, December 31, 2023	$2,852,980	$(2,700)	$2,850,280
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$305,087	$354,193	$270,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	362,277	344,731	327,152
Accretion of debt premium and discount, net	(2,944)	(2,863)	(2,862)
Deferred financing cost amortization	6,860	7,012	7,496
Accretion of above- and below-market leases, net	(12,764)	(12,156)	(12,603)
Tenant inducement amortization and other	3,878	3,965	4,944
Impairment of real estate assets	17,836	5,724	1,898
Gain on sale of real estate assets	(65,439)	(111,563)	(73,092)
Equity based compensation	20,777	23,407	17,090
(Gain) loss on extinguishment of debt, net	(4,356)	221	28,345
Changes in operating assets and liabilities:
Receivables, net	(16,512)	(31,951)	2,189
Deferred charges and prepaid expenses	(40,497)	(38,445)	(30,377)
Other assets	(845)	(551)	(448)
Accounts payable, accrued expenses and other liabilities	15,436	24,658	12,320
Net cash provided by operating activities	588,794	566,382	552,239

Investing activities:
Improvements to and investments in real estate assets	(345,157)	(330,356)	(308,575)
Acquisitions of real estate assets	(2,269)	(409,688)	(258,807)
Proceeds from sales of real estate assets	182,255	279,815	237,404
Purchase of marketable securities	(21,346)	(25,294)	(17,475)
Proceeds from sale of marketable securities	23,437	23,070	16,448
Net cash used in investing activities	(163,080)	(462,453)	(331,005)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(632,000)	(675,000)	—
Proceeds from borrowings under unsecured revolving credit facility	525,500	800,000	—
Proceeds from unsecured term loans and notes	200,000	—	847,735
Repayment of borrowings under unsecured term loans and notes	(194,254)	(250,000)	(850,000)
Deferred financing and debt extinguishment costs	(783)	(8,387)	(33,718)
Proceeds from issuances of OP Units	—	53,100	5,146
Partner distributions and repurchases of OP Units	(325,605)	(285,895)	(267,885)
Net cash used in financing activities	(427,142)	(366,182)	(298,722)

Net change in cash, cash equivalents and restricted cash	(1,428)	(262,253)	(77,488)
Cash, cash equivalents and restricted cash at beginning of period	20,332	282,585	360,073
Cash, cash equivalents and restricted cash at end of period	$18,904	$20,332	$282,585

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$866	$15,565	$281,474
Restricted cash	18,038	4,767	1,111
Cash, cash equivalents and restricted cash at end of period	$18,904	$20,332	$282,585

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $4,147, $3,081 and $4,009	$186,957	$187,293	$191,048
State and local taxes paid	2,323	1,951	1,652
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of December 31, 2023, the Company’s portfolio was comprised of 362 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.
The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2023 and 2022 and the consolidated results of its operations and cash flows for the years ended December 31, 2023, 2022, and 2021.

Principles of Consolidation and Use of Estimates
The accompanying Consolidated Financial Statements include the accounts of the Parent Company, the Operating Partnership, each of their wholly owned subsidiaries and all other entities in which they have a controlling financial interest. All intercompany transactions have been eliminated.

When the Company obtains an economic interest in an entity, management evaluates the entity to determine: (i) whether the entity is a variable interest entity ("VIE"), (ii) in the event the entity is a VIE, whether the Company is the primary beneficiary of the entity, and (iii) in the event the entity is not a VIE, whether the Company otherwise has a controlling financial interest.

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company has evaluated the Operating Partnership and has determined it is not a VIE as of December 31, 2023.

The Company acquires properties, from time to time, using a reverse like-kind exchange structure pursuant to Section 1031 of the Internal Revenue Code (a "reverse 1031 exchange") and, as such, the properties are in the possession of an Exchange Accommodation Titleholder ("EAT") until the reverse 1031 exchange is completed. The EAT is classified as a VIE as it is a "thinly capitalized" entity. The Company owns 100% of the EAT, controls the activities that most significantly impact the EAT’s economic performance, and can collapse the reverse 1031 exchange structure at any time. Therefore, the Company consolidates the EAT because it is the primary beneficiary. Assets of the EAT primarily consist of leased property (real estate and intangibles).

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
The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalents balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation ("FDIC") insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal.

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

Any unrealized loss on the Company’s financial instruments must be assessed to determine the portion, if any, that is attributable to credit loss and the portion that is due to other factors, such as changes in market interest rates. “Credit loss” refers to any portion of the carrying amount that the Company does not expect to collect over a financial instrument’s contractual life. The Company considers current market conditions and reasonable forecasts of future market conditions to estimate expected credit losses over the life of the financial instrument. Any portion of unrealized losses due to credit loss is recognized through net income and reported in equity as a component of distributions in excess of net income. The portion of unrealized losses due to other factors is recognized through other comprehensive income (loss) and reported in accumulated other comprehensive income (loss).

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

Revenue Recognition and Receivables
The Company enters into agreements with tenants that convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under Accounting Standards Codification ("ASC") 842, Leases. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on the Company’s Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on the accompanying Consolidated Balance Sheets. The Company commences recognizing rental revenue based on the date it makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, by the lessee and are recognized in the period the applicable expenditures are incurred and/or contractually required to be reimbursed.

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

Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT, the Parent Company must meet several organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. Management intends to continue to satisfy these requirements and maintain the Parent Company’s REIT status. As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under the Code.

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

The Parent Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (each a "TRS"), and the Parent Company may in the future elect to treat newly formed and/or other existing subsidiaries as TRSs. A TRS may participate in non-real estate related activities and/or perform non-customary services for tenants and is subject to certain limitations under the Code. A TRS is subject to U.S. federal, state, and local income taxes at regular corporate rates. Income taxes related to the Parent Company’s TRSs do not materially impact the Consolidated Financial Statements of the Company.

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2023 and 2022. Open tax years generally range from 2020 through 2022 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s Consolidated Statements of Operations.

New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information. The standard is effective on for annual periods beginning after December 15, 2024, with early adoption permitted. The Company continues to evaluate the impact of the guidance, but does not expect the adoption of ASU 2023-09 will have a material impact on the Consolidated Financial Statements of the Company.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” ASU 2023-07 improves disclosures about a public entity's reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment's expenses. The provisions in this amendment are applicable to public entities with a single reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company continues to evaluate the impact of the guidance, but does not expect the adoption of ASU 2023-07 will have a material impact on the Consolidated Financial Statements of the Company.

In October 2023, the FASB issued ASU 2023-06 "Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." ASU 2023-06 modifies the disclosure or presentation requirements of a variety of topics in the ASC. These amendments align many disclosure requirements with those already required by the Securities Exchange Commission (the "SEC") under Regulation S-X or Regulation S-K. The ASC amendments in ASU 2023-06 become effective on the date which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment in ASU 2023-06 will not become effective for any entity. The Company does not expect the adoption of the amendments in ASU 2023-06 will have a material impact on the Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not relevant to the Company or they are not expected to have a material impact on the Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the year ended December 31, 2023, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Aurora Plaza(3)	Aurora, CO	Apr-23	N/A	$1,914
Paradise Pavilion - Land Parcel	West Bend, WI	Nov-23	N/A	355
			—	$2,269
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $0.2 million of transaction costs, offset by $0.1 million of closing credits.
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
(2)Aggregate purchase price includes $2.0 million of transaction costs, offset by $2.9 million of closing credits.

The aggregate purchase price of the assets acquired during the years ended December 31, 2023 and 2022, respectively, has been allocated as follows:

	Year Ended December 31,
Assets	2023	2022
Land	$2,269	$84,361
Buildings	—	294,241
Building and tenant improvements	—	33,352
Above-market leases(1)	—	701
In-place leases(2)	—	29,607
Total assets	2,269	442,262

Liabilities
Below-market leases(3)	$—	$30,748
Other liabilities	—	1,826
Total liabilities	—	32,574
Net assets acquired	$2,269	$409,688
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

3. Dispositions and Assets Held for Sale
During the year ended December 31, 2023, the Company disposed of 11 shopping centers and nine partial shopping centers for aggregate net proceeds of $182.0 million, resulting in aggregate gain of $65.3 million and aggregate impairment of $6.1 million. In addition, during the year ended December 31, 2023, the Company disposed of a non-operating asset and resolved contingencies related to a previously disposed asset for aggregate net proceeds of $0.3 million, resulting in aggregate gain of $0.1 million.

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

As of December 31, 2023, the Company had no properties held for sale. As of December 31, 2022, the Company had one property and two partial properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	December 31, 2023	December 31, 2022
Land	$—	$1,988
Buildings and improvements	—	13,864
Accumulated depreciation and amortization	—	(5,625)
Real estate, net	—	10,227
Other assets	—	212
Assets associated with real estate assets held for sale	$—	$10,439

There were no discontinued operations for the years ended December 31, 2023, 2022, and 2021 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2023	December 31, 2022
Land	$1,794,011	$1,820,358
Buildings and improvements:
Buildings and tenant improvements	8,696,881	8,535,279
Lease intangibles(1)	504,995	542,714
	10,995,887	10,898,351
Accumulated depreciation and amortization(2)	(3,198,980)	(2,996,759)
Total	$7,796,907	$7,901,592
(1)As of December 31, 2023 and 2022, Lease intangibles consisted of $456.8 million and $492.0 million, respectively, of in-place leases and $48.2 million and $50.7 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of December 31, 2023 and 2022, Accumulated depreciation and amortization included $445.5 million and $465.2 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of December 31, 2023 and 2022, the Company had intangible liabilities relating to below-market leases of $329.8 million and $349.7 million, respectively, and accumulated accretion of $247.2 million and $252.9 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the years ended December 31, 2023, 2022, and 2021 was $12.8 million, $12.2 million, and $12.6 million, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2023, 2022, and 2021 was $16.5 million, $18.9 million, and $15.2 million, respectively. These amounts are included in Depreciation and amortization on the Company’s Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2024	$(9,169)	$11,646
2025	(7,963)	8,579
2026	(6,937)	6,125
2027	(5,864)	4,712
2028	(5,418)	3,809

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

The Company recognized the following impairments during the year ended December 31, 2023:

Year Ended December 31, 2023
Property Name(1)	Location	GLA	Impairment Charge
The Quentin Collection	Kildeer, IL	171,530	$11,705
Broadway Faire - Theater Box(2)	Fresno, CA	39,983	2,102
Elk Grove Town Center(2)	Elk Grove Village, IL	47,704	1,796
The Manchester Collection - Crossroads(2)	Manchester, CT	14,867	1,155
Spring Mall(2)	Greenfield, WI	45,920	1,078
		320,004	$17,836
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2023.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the year ended December 31, 2023, the Company entered into 10 interest rate swap agreements. During the year ended December 31, 2022, the Company did not enter into any new interest rate swap agreements. The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2023 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5875%	$50,000	$710	$—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5960%	50,000	707	—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5860%	100,000	1,421	—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5850%	100,000	1,421	—
5/1/2023	7/26/2027	1 Month SOFR(2)	3.5890%	100,000	59	—
5/1/2023	7/26/2027	1 Month SOFR(2)	3.5950%	75,000	34	—
5/1/2023	7/26/2027	1 Month SOFR(2)	3.5930%	25,000	12	—
7/26/2024	7/26/2027	1 Month SOFR(3)	4.0767%	100,000	—	(2,073)
7/26/2024	7/26/2027	1 Month SOFR(3)	4.0770%	100,000	—	(2,077)
7/26/2024	7/26/2027	1 Month SOFR(3)	4.0767%	50,000	—	(1,038)
7/26/2024	7/26/2027	1 Month SOFR(3)	4.0770%	50,000	—	(1,039)
6/14/2024	6/14/2034	Compound SOFR(4)	3.4400%	100,000	—	(437)
6/14/2024	6/14/2034	Compound SOFR(4)	3.4370%	25,000	—	(104)
6/14/2024	6/14/2034	Compound SOFR(4)	3.4400%	25,000	—	(109)
				$950,000	$4,364	$(6,877)
(1)Swapped variable rate includes a secured overnight financing rate ("SOFR") adjustment of 10 basis points.
(2)In April 2023, the Company entered into three interest rate swap agreements with an aggregate notional amount of $200.0 million. The interest rate swap agreements were designated as cash flow hedges that effectively fix the SOFR component of the interest rate on a portion of the outstanding debt under the Term Loan Facility (defined hereafter) at 3.59%.
(3)In November 2023, the Company entered into four forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 million. The forward-starting interest rate swap agreements were designated as cash flow hedges that effectively fix the SOFR component of the interest rate on a portion of the outstanding debt under the Term Loan Facility (defined hereafter) at 4.08% beginning on the effective date.
(4)In December 2023, the Company entered into three forward-starting interest rate swap agreements with an aggregate notional amount of $150.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $150.0 million of long-term debt. The Company hedged its exposure to the variability in future cash flows for a forecasted issuance of long-term debt over a maximum period ending June 2026. The forward-starting interest rate swaps were designated as cash flow hedges.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2022 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5875%	$50,000	$1,604	$—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5960%	50,000	1,599	—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5860%	100,000	3,218	—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5850%	100,000	3,219	—
				$300,000	$9,640	$—
(1)Swapped variable rate includes a SOFR adjustment of 10 basis points.

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2023	2022	2021
Change in unrealized gain (loss) on interest rate swaps	$(2,204)	$19,602	$5,144
Amortization (accretion) of interest rate swaps to interest expense	(9,949)	2,624	10,496
Change in unrealized gain (loss) on interest rate swaps, net	$(12,153)	$22,226	$15,640

The Company estimates that $6.5 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2023, 2022, and 2021.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2023 and 2022, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of December 31, 2023 and 2022, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2023	December 31, 2022	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,418,805	$4,618,453	2.25% – 7.97%	2024 – 2031
Net unamortized premium	20,974	23,787
Net unamortized debt issuance costs	(17,680)	(22,325)
Total notes payable, net	$4,422,099	$4,619,915

Unsecured Credit Facility
Revolving Facility	$18,500	$125,000	6.33%	2026
Term Loan Facility(3)(4)(5)	500,000	300,000	6.39%	2027
Net unamortized debt issuance costs	(7,074)	(9,414)
Total Unsecured Credit Facility and term loans	$511,426	$415,586

Total debt obligations, net	$4,933,525	$5,035,501
(1)Stated interest rates as of December 31, 2023 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.70% as of December 31, 2023.
(3)The Company's Revolving Facility (defined hereafter) and Term Loan Facility (defined hereafter) include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points. During the year ended December 31, 2023, the Company concluded that it did not qualify for a reduction to the applicable credit spread during the year ended December 31, 2023 and year ended December 31, 2022 resulting in a less than $0.1 million increase to interest expense.
(4)Effective June 1, 2022, the Company has in place four interest rate swap agreements that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 2.59% (plus a spread of 95 basis points) through July 26, 2024.
(5)Effective May 1, 2023, the Company has in place three interest rate swap agreements that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 3.59% (plus a spread of 95 basis points and a SOFR adjustment of 10 basis points) through the maturity of the Term Loan Facility (defined hereafter) on July 27, 2027.

2023 Debt Transactions
The Operating Partnership has an unsecured credit facility as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $300.0 million term loan, in addition to a $200.0 million delayed draw term loan, which was drawn on April 24, 2023 (together, the "Term Loan Facility"). During the year ended December 31, 2023, the Operating Partnership repaid $106.5 million, net of borrowings, under its $1.25 billion Revolving Facility, with proceeds from dispositions.

During the year ended December 31, 2023, the Operating Partnership repurchased $199.6 million of its outstanding 3.650% Senior Notes due 2024 (the "2024 Notes") pursuant to a cash tender offer (the "Tender Offer"), with $300.4 million aggregate principal amount of the 2024 Notes remaining outstanding. The Operating Partnership funded the Tender Offer with proceeds from its $200.0 million delayed draw term loan. In connection with the Tender Offer, the Company recognized a $4.4 million gain on extinguishment of debt during the year ended December 31, 2023.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2023.

Debt Maturities
As of December 31, 2023 and 2022, the Company had accrued interest of $47.1 million and $47.3 million outstanding, respectively. As of December 31, 2023, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2024	$300,352
2025	700,000
2026	626,042
2027	900,000
2028	357,708
Thereafter	2,053,203
Total debt maturities	4,937,305
Net unamortized premium	20,974
Net unamortized debt issuance costs	(24,754)
Total debt obligations, net	$4,933,525
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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2023		December 31, 2022
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,422,099	$4,155,332	$4,619,915	$4,148,681
Unsecured Credit Facility	511,426	518,500	415,586	425,056
Total debt obligations, net	$4,933,525	$4,673,832	$5,035,501	$4,573,737

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,914	$656	$19,258	$—
Interest rate derivatives	$4,364	$—	$4,364	$—

Liabilities:
Interest rate derivatives	$(6,877)	$—	$(6,877)	$—

	Fair Value Measurements as of December 31, 2022
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,669	$1,088	$20,581	$—
Interest rate derivatives	$9,640	$—	$9,640	$—

Liabilities:
Interest rate derivatives	$—	$—	$—	$—
(1)As of December 31, 2023 and 2022, marketable securities included $0.2 million and $0.8 million of net unrealized losses, respectively. As of December 31, 2023, the contractual maturities of the Company’s marketable securities were within the next five years.

Non-Recurring Fair Value
Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. Fair value is determined by offers from third-party buyers, market comparable data, third-party appraisals, or discounted cash flow analyses. The cash flows utilized in such analyses are comprised of unobservable inputs that include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the respective properties. Based on these inputs, the Company has determined that the valuations of these properties are classified within Level 3 of the fair value hierarchy.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the year ended December 31, 2023, excluding the properties sold prior to December 31, 2023. During the year ended December 31, 2022, no properties were remeasured to fair value as a result of impairment testing that were not sold prior to December 31, 2022.

	Fair Value Measurements as of December 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$14,987	$—	$—	$14,987	$11,705
(1)Excludes properties disposed of prior to December 31, 2023.
(2)The carrying value of The Quentin Collection, which was remeasured to fair value based on an income approach valuation using the direct capitalization method during the year ended December 31, 2023, is $15.0 million. The capitalization rate of 8.75% utilized in the analysis was based upon unobservable inputs that the Company believes to be within a reasonable range of current market rates for the property.

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

As of December 31, 2023, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table below includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The table does not include variable lease payments that may be received under certain leases for the reimbursement of property operating expenses or certain capital expenditures related to the maintenance of the Company’s properties, or percentage rents. These variable lease payments are recognized, in the case of reimbursements, in the period when the applicable expenditures are incurred and/or contractually required to be reimbursed or, in the case of percentage rents, upon the achievement of certain predetermined sales thresholds.

Year ending December 31,	Operating Leases
2024	$916,493
2025	824,655
2026	723,463
2027	600,788
2028	480,174
Thereafter	1,509,110

The Company recognized $9.3 million, $9.0 million, and $6.0 million of rental income based on percentage rents for the years ended December 31, 2023, 2022, and 2021, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. As of December 31, 2023 and 2022, receivables associated with the effects of recognizing rental income on a straight-line basis were $180.8 million and $159.8 million, respectively.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease ROU asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of December 31, 2023 the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Year Ended December 31,
Supplemental Statements of Operations Information	2023	2022	2021
Operating lease costs	$5,645	$5,937	$5,920
Short-term lease costs	—	—	1
Variable lease costs	468	207	329
Total lease costs	$6,113	$6,144	$6,250

	Year Ended December 31,
Supplemental Statements of Cash Flows Information	2023	2022	2021
Operating cash outflows from operating leases	$6,017	$6,145	$6,147
ROU assets obtained in exchange for operating lease liabilities	711	10,708	—
ROU assets reduction due to dispositions, held for sale, and lease modifications	(144)	(171)	(229)

Operating Lease Liabilities	As of December 31, 2023
Future minimum operating lease payments:
2024	$6,066
2025	5,820
2026	5,067
2027	2,851
2028	2,052
Thereafter	31,019
Total future minimum operating lease payments	52,875
Less: imputed interest	(16,770)
Operating lease liabilities	$36,105

	As of December 31,
Supplemental Balance Sheets Information	2023	2022
Operating lease liabilities(1)(2)	$36,105	$39,923
ROU assets(1)(3)	32,350	35,754
(1)As of December 31, 2023 and 2022, the weighted average remaining lease term was 16.0 years and 16.0 years, respectively, and the weighted average discount rate was 4.48% and 4.43%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2023, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. The ATM Program replaced the Company's prior at-the-market equity offering program (the "Prior ATM Program"), which was scheduled to expire on January 9, 2023. During the year ended December 31, 2023, the Company did not issue any shares of common stock under the ATM Program. During the year ended December 31, 2022, the Company issued 2.1 million shares of common stock under the Prior ATM Program at an average price per share of $25.40 for total gross proceeds of $53.9 million, excluding commissions. The Company incurred commissions of $0.7 million in conjunction with the Prior ATM Program for the year ended December 31, 2022. During the year ended December 31, 2021, the Company issued 0.2 million shares of common stock under the Prior ATM Program at an average price per share of $25.06 for total gross proceeds of $5.2 million, excluding commissions. The Company incurred commissions of $0.1 million in conjunction with the Prior ATM Program for the year ended December 31, 2021. As of December 31, 2023, $400.0 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. The Repurchase Program replaced the Company’s prior share repurchase program (the "Prior Repurchase Program"), which was scheduled to expire on January 9, 2023. During the years ended December 31, 2023, 2022, and 2021, the Company did not repurchase any shares of common stock. As of December 31, 2023, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the years ended December 31, 2023 and 2022, the Company withheld 0.5 million and 0.4 million shares of its common stock, respectively.

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

During the years ended December 31, 2023, 2022, and 2022, the Company's board of directors declared common stock dividends and OP Unit distributions of $1.0525 per share/unit, $0.9800 per share/unit, and $0.8850 per share/unit, respectively. As of December 31, 2023 and 2022, the Company had declared but unpaid common stock dividends and OP Unit distributions of $85.7 million and $81.6 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

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

During the years ended December 31, 2023, 2022, and 2021, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based criteria or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.7 million, 0.7 million, and 1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively, with vesting periods ranging from one to five years. For the service-based RSUs granted, fair value is based on the Company’s grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Year Ended December 31,
Assumption	2023	2022	2021
Volatility	32.0% - 52.0%	27.0% - 51.0%	50.0% - 64.0%
Weighted average risk-free interest rate	3.79% - 5.18%	1.08% - 1.39%	0.11% - 0.18%
Weighted average common stock dividend yield	4.3% - 4.8%	3.8% - 4.6%	4.1% - 5.8%

Information with respect to RSUs for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2020	1,974	$39,628
Vested	(834)	(14,396)
Granted	1,225	22,406
Forfeited	(57)	(1,091)
Outstanding, December 31, 2021	2,308	46,547
Vested	(994)	(18,955)
Granted	981	25,476
Forfeited	(28)	(597)
Outstanding, December 31, 2022	2,267	52,471
Vested	(1,162)	(22,583)
Granted	1,137	25,316
Forfeited	(48)	(1,112)
Outstanding, December 31, 2023	2,194	$54,092

During the years ended December 31, 2023, 2022, and 2021, the Company recognized $22.3 million, $25.2 million, and $18.6 million of equity compensation expense, respectively, of which $1.6 million, $1.8 million, and $1.5 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s Consolidated Statements of Operations. As of December 31, 2023, the Company had $17.4 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Computation of Basic Earnings Per Share:
Net income	$305,087	$354,193	$270,187
Non-forfeitable dividends on unvested restricted shares	(828)	(1,002)	(748)
Net income attributable to the Company’s common stockholders for basic earnings per share	$304,259	$353,191	$269,439

Weighted average shares outstanding – basic	300,977	299,938	297,408

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.01	$1.18	$0.91

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$304,259	$353,191	$269,439

Weighted average shares outstanding – basic	300,977	299,938	297,408
Effect of dilutive securities:
Equity awards	1,399	1,804	1,427
Weighted average shares outstanding – diluted	302,376	301,742	298,835

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.01	$1.17	$0.90

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2023	2022	2021
Computation of Basic Earnings Per Unit:
Net income	$305,087	$354,193	$270,187
Non-forfeitable dividends on unvested restricted units	(828)	(1,002)	(748)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$304,259	$353,191	$269,439

Weighted average common units outstanding – basic	300,977	299,938	297,408

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.01	$1.18	$0.91

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$304,259	$353,191	$269,439

Weighted average common units outstanding – basic	300,977	299,938	297,408
Effect of dilutive securities:
Equity awards	1,399	1,804	1,427
Weighted average common units outstanding – diluted	302,376	301,742	298,835

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.01	$1.17	$0.90

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

Insurance Captive
The Company has a wholly-owned captive insurance company, Brixmor Incap, LLC (“Incap”). Incap underwrites the first layer of general liability insurance for the properties in the Company’s Portfolio. The Company formed Incap as part of its overall risk management program to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements. An actuarial analysis is performed to estimate future projected claims, related deductibles, and projected expenses necessary to fund associated risk management programs. Incap establishes annual premiums based on projections derived from the past loss experience of the Company’s Portfolio. Premiums paid to Incap may be adjusted based on this estimate and may be reimbursed by the Company’s tenants pursuant to specific lease terms.

Activity in the reserve for losses for the years ended December 31, 2023 and 2022 is summarized as follows:

	Year End December 31,
	2023	2022
Balance at the beginning of the year	$10,689	$10,095

Incurred related to:
Current year	3,320	3,002
Prior years	(457)	(86)
Total incurred	2,863	2,916

Paid related to:
Current year	(771)	(98)
Prior years	(2,923)	(2,224)
Total paid	(3,694)	(2,322)

Balance at the end of the year	$9,858	$10,689

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the years ended December 31, 2023, 2022, and 2021, the Company did not incur any material governmental fines resulting from environmental matters.

16. Income Taxes
The Company incurred income and other taxes of $2.6 million, $2.7 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021. These amounts are included in Other on the Company’s Consolidated Statements of Operations. See Note 1 for additional information regarding the Company’s income taxes and the Parent Company's REIT status.

17. Related-Party Transactions
As of December 31, 2023 and 2022, there were no material receivables from or payables to related parties. During the years ended December 31, 2023, 2022, and 2021, the Company did not engage in any material related-party transactions.

18. Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the "Savings Plan") covering officers and employees of the Company. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan, up to a maximum of 3% of the employee’s eligible compensation. For the years ended December 31, 2023, 2022, and 2021, the Company’s expense for the Savings Plan was $2.0 million, $1.8 million, and $1.6 million, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations.

19. Supplemental Financial Information
No retrospective adjustments were made to the Company’s Consolidated Financial Statements for the years ended December 31, 2023, 2022, and 2021.

20. Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2023 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2023 through the date the financial statements were issued other than the following:

•On January 12, 2024, the Operating Partnership issued $400.0 million aggregate principal amount of 5.500% Senior Notes due 2034 (the "2034 Notes") at 99.816% of par, the Operating Partnership intends to use the net proceeds for general corporate purposes, including the repayment of indebtedness. The 2034 Notes bear interest at a rate of 5.500% per annum, payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2024. The 2034 Notes will mature on February 15, 2034.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

None.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Springdale	Mobile, AL	$7,460	$39,380	$25,724	$7,460	$65,104	$72,564	$(22,996)	2004	Jun-11
Northmall Centre	Tucson, AZ	3,140	18,882	(2,783)	2,202	17,037	19,239	(7,578)	1996	Jun-11
Bakersfield Plaza	Bakersfield, CA	4,000	25,537	15,156	4,502	40,191	44,693	(18,328)	1970	Jun-11
Brea Gateway	Brea, CA	23,716	68,925	1,897	23,716	70,822	94,538	(6,720)	1994	Jan-22
Carmen Plaza	Camarillo, CA	5,410	19,784	2,401	5,410	22,185	27,595	(7,640)	2000	Jun-11
Plaza Rio Vista	Cathedral, CA	2,465	12,687	1,040	2,465	13,727	16,192	(4,917)	2005	Oct-13
Cudahy Plaza	Cudahy, CA	4,490	13,474	22,109	4,778	35,295	40,073	(10,266)	2021	Jun-11
The Davis Collection (6)	Davis, CA	4,270	18,372	4,541	4,270	22,913	27,183	(5,520)	2024	Jun-11
Felicita Plaza	Escondido, CA	4,280	12,464	1,533	4,280	13,997	18,277	(6,371)	2001	Jun-11
Felicita Town Center	Escondido, CA	11,231	31,381	1,303	11,231	32,684	43,915	(9,205)	1987	Dec-16
Arbor - Broadway Faire	Fresno, CA	5,940	34,123	(7,078)	4,340	28,645	32,985	(11,923)	1995	Jun-11
Lompoc Center	Lompoc, CA	4,670	16,321	6,993	4,670	23,314	27,984	(7,542)	1960	Jun-11
Briggsmore Plaza	Modesto, CA	2,140	12,257	577	1,819	13,155	14,974	(5,386)	1998	Jun-11
Montebello Plaza	Montebello, CA	13,360	33,743	8,228	13,360	41,971	55,331	(18,650)	1974	Jun-11
California Oaks Center	Murrieta, CA	5,180	15,441	5,357	5,180	20,798	25,978	(7,969)	1990	Jun-11
Pacoima Center	Pacoima, CA	7,050	15,955	1,472	7,050	17,427	24,477	(10,505)	1995	Jun-11
Metro 580	Pleasanton, CA	10,500	19,409	1,580	10,500	20,989	31,489	(10,464)	1996	Jun-11
Rose Pavilion	Pleasanton, CA	19,618	63,140	14,717	19,618	77,857	97,475	(27,469)	2019	Jun-11
Puente Hills Town Center (6)	Rowland Heights, CA	15,670	39,997	6,891	15,670	46,888	62,558	(16,510)	2024	Jun-11
Ocean View Plaza	San Clemente, CA	15,750	30,757	2,954	15,750	33,711	49,461	(12,372)	1990	Jun-11
Plaza By The Sea	San Clemente, CA	9,607	5,461	5,889	9,607	11,350	20,957	(1,875)	1976	Dec-17
Village at Mira Mesa	San Diego, CA	14,870	75,271	37,419	14,870	112,690	127,560	(37,112)	2023	Jun-11
San Dimas Plaza	San Dimas, CA	15,101	22,299	4,094	15,101	26,393	41,494	(9,862)	1986	Jun-11
Bristol Plaza	Santa Ana, CA	9,110	21,367	4,833	9,722	25,588	35,310	(8,749)	2003	Jun-11
Gateway Plaza	Santa Fe Springs, CA	9,980	31,263	2,111	9,980	33,374	43,354	(16,829)	2002	Jun-11
Santa Paula Center	Santa Paula, CA	3,520	18,079	1,242	3,520	19,321	22,841	(9,075)	1995	Jun-11
Vail Ranch Center (6)	Temecula, CA	3,750	22,933	10,552	3,750	33,485	37,235	(10,535)	2024	Jun-11
Country Hills Shopping Center	Torrance, CA	3,630	8,716	100	3,589	8,857	12,446	(3,426)	1977	Jun-11
Upland Town Square	Upland, CA	9,051	23,171	1,345	9,051	24,516	33,567	(6,851)	1994	Nov-17
Gateway Plaza - Vallejo	Vallejo, CA	12,947	77,377	28,226	12,947	105,603	118,550	(36,760)	2023	Jun-11
Arvada Plaza	Arvada, CO	1,160	7,378	608	1,160	7,986	9,146	(4,933)	1994	Jun-11
Arapahoe Crossings	Aurora, CO	13,676	56,971	13,968	13,676	70,939	84,615	(24,913)	1996	Jul-13
Aurora Plaza	Aurora, CO	5,824	9,309	10,815	5,824	20,124	25,948	(7,141)	1996	Jun-11
Villa Monaco	Denver, CO	3,090	7,551	4,076	3,090	11,627	14,717	(4,626)	1978	Jun-11
Centennial Shopping Center	Englewood, CO	6,755	11,721	2,355	6,755	14,076	20,831	(2,741)	2013	Apr-19
Superior Marketplace	Superior, CO	7,090	37,670	5,054	6,924	42,890	49,814	(17,233)	1997	Jun-11
Westminster City Center (6)	Westminster, CO	6,040	45,099	18,486	6,040	63,585	69,625	(21,923)	2024	Jun-11
The Shoppes at Fox Run	Glastonbury, CT	3,550	23,162	5,130	3,600	28,242	31,842	(12,201)	1974	Jun-11
Parkway Plaza	Hamden, CT	4,100	7,844	84	4,100	7,928	12,028	(3,290)	2006	Jun-11
The Manchester Collection	Manchester, CT	8,200	51,455	(12,464)	7,627	39,564	47,191	(15,513)	2001	Jun-11
Turnpike Plaza	Newington, CT	3,920	23,880	(2,537)	3,920	21,343	25,263	(9,150)	2004	Jun-11
North Haven Crossing	North Haven, CT	5,430	16,371	3,022	5,430	19,393	24,823	(7,109)	1993	Jun-11
Colonial Commons - Orange	Orange, CT	4,870	15,160	(561)	4,870	14,599	19,469	(4,578)	1996	Jun-11
Stratford Square	Stratford, CT	5,970	12,433	7,633	5,860	20,176	26,036	(8,100)	1984	Jun-11
Waterbury Plaza	Waterbury, CT	5,420	18,062	1,749	4,793	20,438	25,231	(8,504)	2000	Jun-11
Waterford Commons	Waterford, CT	5,437	46,769	5,216	5,437	51,985	57,422	(21,319)	2004	Jun-11
Center of Bonita Springs	Bonita Springs, FL	10,946	38,467	3,655	10,946	42,122	53,068	(5,310)	2014	Apr-21
Coastal Way - Coastal Landing	Brooksville, FL	8,840	34,027	6,572	8,840	40,599	49,439	(15,551)	2008	Jun-11
Clearwater Mall	Clearwater, FL	15,300	55,060	7,434	15,300	62,494	77,794	(22,082)	1973	Jun-11
Coconut Creek Plaza	Coconut Creek, FL	7,400	25,600	6,657	7,400	32,257	39,657	(13,398)	2005	Jun-11
Century Plaza Shopping Center	Deerfield Beach, FL	3,050	8,688	4,389	3,050	13,077	16,127	(4,763)	2006	Jun-11
Northgate Shopping Center	DeLand, FL	3,500	11,008	3,701	3,500	14,709	18,209	(4,781)	1993	Jun-11
Sun Plaza	Fort Walton Beach, FL	4,480	12,658	2,126	4,480	14,784	19,264	(7,532)	2004	Jun-11
Normandy Square	Jacksonville, FL	1,936	5,567	1,849	1,936	7,416	9,352	(3,627)	1996	Jun-11
Regency Park Shopping Center	Jacksonville, FL	6,240	15,561	8,294	6,240	23,855	30,095	(8,807)	1985	Jun-11
Ventura Downs	Kissimmee, FL	3,580	8,237	5,254	3,580	13,491	17,071	(4,555)	2018	Jun-11
Marketplace at Wycliffe	Lake Worth, FL	7,930	16,228	396	7,930	16,624	24,554	(5,466)	2002	Jun-11
Venetian Isle Shopping Ctr	Lighthouse Point, FL	8,270	15,030	1,372	8,270	16,402	24,672	(6,567)	1992	Jun-11
Marco Town Center	Marco Island, FL	7,235	27,490	12,318	7,235	39,808	47,043	(9,526)	2023	Oct-13
Mall at 163rd Street	Miami, FL	9,450	36,810	3,010	9,450	39,820	49,270	(13,561)	2007	Jun-11
Shops at Palm Lakes	Miami, FL	10,896	17,596	24,497	10,896	42,093	52,989	(7,181)	2023	Jun-11
Freedom Square	Naples, FL	4,760	15,328	11,073	4,735	26,426	31,161	(6,794)	2021	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Granada Shoppes	Naples, FL	34,061	69,551	3,814	34,061	73,365	107,426	(7,409)	2011	Dec-21
Naples Plaza	Naples, FL	9,200	20,738	10,340	9,200	31,078	40,278	(12,919)	2013	Jun-11
Park Shore Plaza	Naples, FL	7,245	16,555	21,477	7,245	38,032	45,277	(16,091)	2017	Jun-11
Chelsea Place	New Port Richey, FL	3,303	9,879	286	3,303	10,165	13,468	(3,883)	1992	Oct-13
Presidential Plaza West	North Lauderdale, FL	2,070	5,634	2,219	2,070	7,853	9,923	(2,736)	2006	Jun-11
Colonial Marketplace	Orlando, FL	4,230	20,242	3,612	4,230	23,854	28,084	(10,815)	1986	Jun-11
Conway Crossing	Orlando, FL	3,208	12,496	558	3,163	13,099	16,262	(5,317)	2002	Oct-13
Hunter's Creek Plaza	Orlando, FL	3,589	6,907	2,676	3,589	9,583	13,172	(3,622)	1998	Oct-13
Pointe Orlando (6)	Orlando, FL	6,120	56,697	57,389	6,120	114,086	120,206	(32,538)	2024	Jun-11
Martin Downs Town Center	Palm City, FL	1,660	9,945	225	1,660	10,170	11,830	(3,366)	1996	Oct-13
Martin Downs Village Center	Palm City, FL	5,319	28,998	1,696	5,319	30,694	36,013	(10,690)	1987	Jun-11
23rd Street Station	Panama City, FL	3,120	9,115	1,833	3,120	10,948	14,068	(3,388)	1995	Jun-11
Panama City Square	Panama City, FL	5,690	15,789	6,687	5,690	22,476	28,166	(7,060)	1989	Jun-11
East Port Plaza (6)	Port St. Lucie, FL	4,099	22,498	5,294	4,099	27,792	31,891	(7,607)	2024	Oct-13
Shoppes of Victoria Square	Port St. Lucie, FL	3,450	6,789	1,052	3,450	7,841	11,291	(3,532)	1990	Jun-11
Lake St. Charles	Riverview, FL	2,801	6,966	428	2,801	7,394	10,195	(2,529)	1999	Oct-13
Cobblestone Village	Royal Palm Beach, FL	2,700	5,473	718	2,700	6,191	8,891	(2,231)	2005	Jun-11
Beneva Village Shoppes	Sarasota, FL	4,013	19,403	11,295	4,013	30,698	34,711	(9,986)	2020	Oct-13
Sarasota Village	Sarasota, FL	5,190	12,728	4,204	5,190	16,932	22,122	(6,875)	1972	Jun-11
Atlantic Plaza	Satellite Beach, FL	2,630	11,609	4,753	2,630	16,362	18,992	(5,815)	2008	Jun-11
Seminole Plaza	Seminole, FL	3,870	8,410	12,817	3,870	21,227	25,097	(6,487)	2020	Jun-11
Cobblestone Village	St. Augustine, FL	9,850	34,113	5,833	9,850	39,946	49,796	(16,823)	2003	Jun-11
Dolphin Village	St. Pete Beach, FL	9,882	16,220	3,737	9,882	19,957	29,839	(6,233)	1990	Oct-13
Rutland Plaza	St. Petersburg, FL	3,880	8,513	1,636	3,880	10,149	14,029	(4,553)	2002	Jun-11
Tyrone Gardens	St. Petersburg, FL	5,690	10,456	9,090	5,690	19,546	25,236	(6,014)	2023	Jun-11
Downtown Publix	Stuart, FL	1,770	12,909	5,607	1,770	18,516	20,286	(6,383)	2000	Jun-11
Sunrise Town Center	Sunrise, FL	9,166	10,338	(2,158)	7,856	9,490	17,346	(3,842)	1989	Oct-13
Carrollwood Center	Tampa, FL	3,749	15,194	1,192	3,749	16,386	20,135	(6,815)	2002	Oct-13
Ross Plaza	Tampa, FL	2,808	12,205	(192)	2,640	12,181	14,821	(4,521)	1996	Oct-13
Tarpon Mall	Tarpon Springs, FL	7,800	14,221	4,686	7,800	18,907	26,707	(9,863)	2003	Jun-11
Venice Plaza	Venice, FL	3,245	14,650	2,376	3,245	17,026	20,271	(4,876)	1999	Oct-13
Venice Shopping Center	Venice, FL	2,555	6,847	2,927	2,555	9,774	12,329	(2,926)	2000	Oct-13
Venice Village	Venice, FL	7,157	26,773	10,733	7,157	37,506	44,663	(7,330)	2022	Nov-17
Mansell Crossing	Alpharetta, GA	19,840	34,689	(5,953)	15,461	33,115	48,576	(13,720)	1993	Jun-11
Northeast Plaza	Atlanta, GA	6,907	38,776	4,147	6,907	42,923	49,830	(16,015)	1952	Jun-11
Sweetwater Village	Austell, GA	1,080	3,119	989	1,080	4,108	5,188	(2,220)	1985	Jun-11
Vineyards at Chateau Elan	Braselton, GA	2,202	14,690	743	2,202	15,433	17,635	(5,618)	2002	Oct-13
Salem Road Station	Covington, GA	670	11,517	1,084	670	12,601	13,271	(4,464)	2000	Oct-13
Keith Bridge Commons	Cumming, GA	1,601	15,162	1,022	1,601	16,184	17,785	(5,749)	2002	Oct-13
Northside	Dalton, GA	1,320	4,220	1,202	1,320	5,422	6,742	(1,729)	2001	Jun-11
Cosby Station	Douglasville, GA	2,650	6,660	846	2,650	7,506	10,156	(3,143)	1994	Jun-11
Park Plaza	Douglasville, GA	1,470	2,870	1,313	1,470	4,183	5,653	(1,736)	1986	Jun-11
Venture Pointe	Duluth, GA	2,460	7,995	5,797	2,460	13,792	16,252	(8,043)	1995	Jun-11
Banks Station	Fayetteville, GA	3,490	13,060	1,408	3,517	14,441	17,958	(6,705)	2006	Jun-11
Barrett Place	Kennesaw, GA	6,990	14,370	2,083	6,990	16,453	23,443	(6,172)	1992	Jun-11
Shops of Huntcrest	Lawrenceville, GA	2,093	18,230	699	2,093	18,929	21,022	(6,259)	2003	Oct-13
Mableton Walk	Mableton, GA	1,660	9,467	2,422	1,645	11,904	13,549	(4,387)	1994	Jun-11
The Village at Mableton	Mableton, GA	2,040	6,647	19,658	2,040	26,305	28,345	(4,685)	2023	Jun-11
Eastlake Plaza	Marietta, GA	2,650	2,774	2,598	2,650	5,372	8,022	(1,352)	1982	Jun-11
New Chastain Corners	Marietta, GA	3,090	8,243	3,517	3,090	11,760	14,850	(4,670)	2004	Jun-11
Pavilions at Eastlake	Marietta, GA	4,770	12,874	3,623	4,770	16,497	21,267	(7,097)	1996	Jun-11
Creekwood Village	Rex, GA	1,400	4,893	585	1,400	5,478	6,878	(2,627)	1990	Jun-11
Connexion	Roswell, GA	2,627	28,074	885	2,627	28,959	31,586	(2,749)	2016	Dec-21
Holcomb Bridge Crossing	Roswell, GA	1,170	5,633	5,154	1,170	10,787	11,957	(5,263)	1988	Jun-11
Kings Market	Roswell, GA	6,758	33,899	4,053	6,758	37,952	44,710	(4,100)	2005	Dec-21
Victory Square	Savannah, GA	6,230	15,043	1,923	6,080	17,116	23,196	(6,208)	2007	Jun-11
Stockbridge Village	Stockbridge, GA	6,210	17,734	3,361	5,872	21,433	27,305	(9,662)	2008	Jun-11
Stone Mountain Festival	Stone Mountain, GA	5,740	17,078	(6,794)	3,328	12,696	16,024	(3,962)	2006	Jun-11
Wilmington Island	Wilmington Island, GA	2,630	8,108	1,215	2,630	9,323	11,953	(3,490)	1985	Oct-13
Annex of Arlington	Arlington Heights, IL	4,373	19,431	10,655	4,373	30,086	34,459	(12,292)	1999	Jun-11
Ridge Plaza	Arlington Heights, IL	3,720	11,128	3,945	3,720	15,073	18,793	(7,996)	2000	Jun-11
Southfield Plaza	Bridgeview, IL	5,880	18,756	5,386	5,880	24,142	30,022	(10,813)	2006	Jun-11
Commons of Chicago Ridge	Chicago Ridge, IL	4,310	39,714	7,792	4,310	47,506	51,816	(21,836)	1998	Jun-11
Rivercrest Shopping Center	Crestwood, IL	11,010	41,063	12,235	11,010	53,298	64,308	(21,594)	1992	Jun-11
The Commons of Crystal Lake	Crystal Lake, IL	3,660	32,993	5,833	3,660	38,826	42,486	(14,836)	1987	Jun-11
Elmhurst Crossing	Elmhurst, IL	5,816	81,784	1,446	5,816	83,230	89,046	(5,917)	2005	Apr-22

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
The Quentin Collection	Kildeer, IL	6,002	27,280	(9,242)	3,279	20,761	24,040	(9,808)	2006	Jun-11
Butterfield Square	Libertyville, IL	3,430	13,370	3,527	3,430	16,897	20,327	(6,557)	1997	Jun-11
High Point Centre	Lombard, IL	7,510	21,583	9,128	7,510	30,711	38,221	(9,987)	2019	Jun-11
Long Meadow Commons	Mundelein, IL	4,700	11,597	3,569	4,700	15,166	19,866	(7,873)	1997	Jun-11
Westridge Court	Naperville, IL	11,150	75,719	20,385	10,560	96,694	107,254	(30,958)	1992	Jun-11
North Riverside Plaza	North Riverside, IL	5,117	57,577	825	5,117	58,402	63,519	(5,464)	2007	Apr-22
Ravinia Plaza	Orland Park, IL	2,069	24,288	579	2,069	24,867	26,936	(2,108)	1990	Feb-22
Rollins Crossing	Round Lake Beach, IL	3,040	23,623	(2,167)	2,637	21,859	24,496	(10,472)	1998	Jun-11
Tinley Park Plaza (6)	Tinley Park, IL	12,250	22,511	22,779	12,250	45,290	57,540	(10,179)	2024	Jun-11
Meridian Village	Carmel, IN	2,290	7,746	3,070	2,089	11,017	13,106	(4,771)	1990	Jun-11
Columbus Center	Columbus, IN	1,480	14,740	7,516	1,480	22,256	23,736	(7,803)	1964	Jun-11
Market Centre	Goshen, IN	2,000	17,032	12,616	1,765	29,883	31,648	(8,769)	1994	Jun-11
Speedway Super Center	Speedway, IN	8,410	50,006	26,478	8,410	76,484	84,894	(27,439)	2022	Jun-11
Sagamore Park Centre	West Lafayette, IN	2,390	11,150	2,654	2,390	13,804	16,194	(6,074)	2018	Jun-11
Westchester Square	Lenexa, KS	3,250	14,555	4,068	3,250	18,623	21,873	(7,673)	1987	Jun-11
West Loop Shopping Center	Manhattan, KS	2,800	12,622	5,821	2,800	18,443	21,243	(8,589)	2013	Jun-11
North Dixie Plaza	Elizabethtown, KY	2,370	6,119	(868)	2,108	5,513	7,621	(2,395)	1992	Jun-11
Florence Plaza - Florence Square	Florence, KY	11,014	53,088	28,160	11,014	81,248	92,262	(31,849)	2014	Jun-11
Jeffersontown Commons	Jeffersontown, KY	3,920	14,866	313	3,920	15,179	19,099	(6,544)	1959	Jun-11
London Marketplace	London, KY	1,400	10,362	5,388	1,400	15,750	17,150	(4,724)	1994	Jun-11
Eastgate Shopping Center	Louisville, KY	4,300	13,975	3,660	4,300	17,635	21,935	(8,701)	2002	Jun-11
Plainview Village	Louisville, KY	2,600	10,541	1,729	2,600	12,270	14,870	(5,350)	1997	Jun-11
Stony Brook I & II	Louisville, KY	3,650	17,970	2,182	3,650	20,152	23,802	(8,958)	1988	Jun-11
Points West Plaza	Brockton, MA	2,200	10,605	2,446	2,200	13,051	15,251	(4,222)	1960	Jun-11
Burlington Square I, II & III	Burlington, MA	4,690	13,122	3,343	4,690	16,465	21,155	(6,489)	1992	Jun-11
Holyoke Shopping Center	Holyoke, MA	3,110	12,097	1,671	3,110	13,768	16,878	(6,663)	2000	Jun-11
WaterTower Plaza (6)	Leominster, MA	10,400	40,312	13,991	10,342	54,361	64,703	(16,614)	2024	Jun-11
Lunenberg Crossing	Lunenburg, MA	930	1,991	823	930	2,814	3,744	(1,211)	1994	Jun-11
Lynn Marketplace	Lynn, MA	3,100	5,678	5,155	3,100	10,833	13,933	(2,938)	1968	Jun-11
Webster Square Shopping Center	Marshfield, MA	5,532	27,284	1,428	5,532	28,712	34,244	(9,433)	2005	Jun-15
Berkshire Crossing	Pittsfield, MA	5,210	39,558	(7,156)	2,771	34,841	37,612	(15,686)	1994	Jun-11
Westgate Plaza	Westfield, MA	2,494	9,850	1,635	2,494	11,485	13,979	(3,542)	1996	Jun-11
Perkins Farm Marketplace	Worcester, MA	2,150	17,060	6,749	2,150	23,809	25,959	(10,376)	1967	Jun-11
South Plaza Shopping Center	California, MD	2,174	23,209	164	2,174	23,373	25,547	(7,521)	2005	Oct-13
Fox Run	Prince Frederick, MD	3,560	31,431	23,344	3,396	54,939	58,335	(15,261)	2022	Jun-11
Pine Tree Shopping Center	Portland, ME	2,860	19,182	2,590	2,860	21,772	24,632	(12,872)	1958	Jun-11
Arborland Center	Ann Arbor, MI	20,174	90,938	1,634	20,174	92,572	112,746	(26,838)	2000	Mar-17
Maple Village	Ann Arbor, MI	3,200	19,108	32,492	3,200	51,600	54,800	(15,782)	2020	Jun-11
Grand Crossing	Brighton, MI	1,780	7,540	2,233	1,780	9,773	11,553	(4,592)	2005	Jun-11
Farmington Crossroads	Farmington, MI	1,620	4,542	1,612	1,620	6,154	7,774	(3,171)	1986	Jun-11
Silver Pointe Shopping Center	Fenton, MI	3,840	12,631	4,835	3,840	17,466	21,306	(7,423)	1996	Jun-11
Cascade East	Grand Rapids, MI	1,280	5,433	3,123	1,280	8,556	9,836	(3,507)	1983	Jun-11
Delta Center	Lansing, MI	1,580	9,616	(1,072)	1,518	8,606	10,124	(3,448)	1985	Jun-11
Lakes Crossing	Muskegon, MI	1,440	13,571	771	1,200	14,582	15,782	(6,844)	2008	Jun-11
Redford Plaza	Redford, MI	7,510	20,174	9,386	7,510	29,560	37,070	(11,720)	1992	Jun-11
Hampton Village Centre	Rochester Hills, MI	5,370	48,930	21,976	5,370	70,906	76,276	(25,763)	2004	Jun-11
Southfield Plaza	Southfield, MI	1,320	4,085	2,993	1,320	7,078	8,398	(3,658)	1970	Jun-11
18 Ryan	Sterling Heights, MI	3,160	11,304	(304)	3,160	11,000	14,160	(3,969)	1997	Jun-11
Delco Plaza	Sterling Heights, MI	2,860	7,025	(205)	2,860	6,820	9,680	(2,884)	1996	Jun-11
West Ridge	Westland, MI	1,800	6,640	3,505	1,800	10,145	11,945	(4,405)	1989	Jun-11
Washtenaw Fountain Plaza	Ypsilanti, MI	2,030	7,234	2,517	2,030	9,751	11,781	(3,726)	2005	Jun-11
Southport Centre I - VI	Apple Valley, MN	4,960	18,527	1,294	4,602	20,179	24,781	(7,338)	1985	Jun-11
Champlin Marketplace	Champlin, MN	3,985	11,375	1,338	3,985	12,713	16,698	(1,867)	2005	Jun-21
Burning Tree Plaza	Duluth, MN	4,790	16,279	3,540	4,790	19,819	24,609	(7,656)	1987	Jun-11
Westwind Plaza	Minnetonka, MN	2,630	12,171	2,800	2,630	14,971	17,601	(5,092)	2007	Jun-11
Richfield Hub	Richfield, MN	7,960	19,907	510	7,619	20,758	28,377	(7,216)	1952	Jun-11
Roseville Center	Roseville, MN	1,620	8,593	7,679	1,620	16,272	17,892	(4,402)	2021	Jun-11
Marketplace @ 42	Savage, MN	5,150	13,221	4,806	5,100	18,077	23,177	(7,392)	1999	Jun-11
Sun Ray Shopping Center	St. Paul, MN	5,250	21,447	1,025	4,733	22,989	27,722	(10,723)	1958	Jun-11
White Bear Hills Shopping Center	White Bear Lake, MN	1,790	6,182	2,152	1,790	8,334	10,124	(3,893)	1996	Jun-11
Ellisville Square	Ellisville, MO	4,144	8,003	4,842	4,144	12,845	16,989	(6,287)	1989	Jun-11
Watts Mill Plaza	Kansas City, MO	2,610	13,868	1,812	2,610	15,680	18,290	(5,575)	1997	Jun-11
Liberty Corners	Liberty, MO	2,530	8,918	3,764	2,530	12,682	15,212	(5,664)	1987	Jun-11
Maplewood Square	Maplewood, MO	1,450	4,720	538	1,450	5,258	6,708	(1,609)	1998	Jun-11
Devonshire Place	Cary, NC	940	4,533	4,848	940	9,381	10,321	(5,352)	1996	Jun-11
McMullen Creek Market	Charlotte, NC	10,590	24,266	9,824	10,590	34,090	44,680	(13,419)	1988	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
The Commons at Chancellor Park	Charlotte, NC	5,240	20,500	2,848	5,240	23,348	28,588	(10,167)	1994	Jun-11
Garner Towne Square	Garner, NC	6,233	23,681	5,100	6,233	28,781	35,014	(7,616)	1997	Oct-13
Franklin Square	Gastonia, NC	7,060	29,355	6,291	7,060	35,646	42,706	(13,921)	1989	Jun-11
Wendover Place	Greensboro, NC	15,990	42,299	3,447	15,881	45,855	61,736	(19,251)	2000	Jun-11
University Commons	Greenville, NC	5,350	26,253	4,197	5,350	30,450	35,800	(12,760)	1996	Jun-11
Roxboro Square	Roxboro, NC	1,550	8,976	706	1,550	9,682	11,232	(6,291)	2005	Jun-11
Innes Street Market	Salisbury, NC	12,180	27,462	836	10,548	29,930	40,478	(14,906)	2002	Jun-11
New Centre Market	Wilmington, NC	5,730	15,217	5,006	5,730	20,223	25,953	(7,304)	1998	Jun-11
University Commons	Wilmington, NC	6,910	26,611	4,083	6,910	30,694	37,604	(12,674)	2007	Jun-11
Parkway Plaza	Winston-Salem, NC	6,910	17,604	5,154	6,740	22,928	29,668	(8,295)	2005	Jun-11
Stratford Commons	Winston-Salem, NC	2,770	9,562	1,163	2,770	10,725	13,495	(3,754)	1995	Jun-11
Bedford Grove	Bedford, NH	3,400	19,065	(2,778)	2,368	17,319	19,687	(4,918)	1989	Jun-11
Capitol Shopping Center	Concord, NH	2,160	11,584	8,269	2,160	19,853	22,013	(6,585)	2001	Jun-11
Willow Springs Plaza	Nashua, NH	3,490	20,288	(110)	3,490	20,178	23,668	(7,570)	1990	Jun-11
Seacoast Shopping Center	Seabrook, NH	2,230	8,967	2,365	2,230	11,332	13,562	(3,024)	1991	Jun-11
Tri-City Plaza	Somersworth, NH	1,900	10,034	5,850	1,900	15,884	17,784	(6,980)	1990	Jun-11
Laurel Square	Brick, NJ	5,400	20,998	14,111	5,400	35,109	40,509	(8,491)	2023	Jun-11
the Shoppes at Cinnaminson	Cinnaminson, NJ	6,030	45,605	5,290	6,030	50,895	56,925	(20,797)	2010	Jun-11
Acme Clark	Clark, NJ	2,630	8,351	140	2,630	8,491	11,121	(4,641)	2007	Jun-11
Collegetown Shopping Center	Glassboro, NJ	1,560	16,336	25,877	1,560	42,213	43,773	(10,567)	2021	Jun-11
Hamilton Plaza	Hamilton, NJ	1,580	8,972	19,058	1,580	28,030	29,610	(6,624)	1972	Jun-11
Bennetts Mills Plaza	Jackson, NJ	3,130	17,126	2,952	3,130	20,078	23,208	(7,859)	2002	Jun-11
Marlton Crossing	Marlton, NJ	5,950	45,874	30,080	5,950	75,954	81,904	(29,837)	2019	Jun-11
Middletown Plaza (6)	Middletown, NJ	5,060	41,800	3,084	5,060	44,884	49,944	(14,884)	2024	Jun-11
Larchmont Centre	Mount Laurel, NJ	4,421	14,985	1,002	4,421	15,987	20,408	(4,846)	1985	Jun-15
Old Bridge Gateway	Old Bridge, NJ	7,200	37,756	15,701	7,200	53,457	60,657	(17,498)	2022	Jun-11
Morris Hills Shopping Center	Parsippany, NJ	3,970	29,879	3,517	3,970	33,396	37,366	(12,564)	1994	Jun-11
Rio Grande Plaza	Rio Grande, NJ	1,660	12,627	7,208	1,660	19,835	21,495	(5,829)	1997	Jun-11
Ocean Heights Plaza	Somers Point, NJ	6,110	34,911	3,744	6,110	38,655	44,765	(13,691)	2006	Jun-11
Springfield Place	Springfield, NJ	1,773	4,577	2,370	1,773	6,947	8,720	(2,795)	1965	Jun-11
Tinton Falls Plaza	Tinton Falls, NJ	3,080	12,385	1,761	3,080	14,146	17,226	(5,633)	2006	Jun-11
Cross Keys Commons	Turnersville, NJ	5,840	33,347	5,405	5,726	38,866	44,592	(14,781)	1989	Jun-11
Parkway Plaza	Carle Place, NY	5,790	19,740	6,157	5,790	25,897	31,687	(7,614)	1993	Jun-11
Suffolk Plaza	East Setauket, NY	2,780	12,321	8,994	2,780	21,315	24,095	(4,777)	1998	Jun-11
Three Village Shopping Center	East Setauket, NY	5,310	15,849	949	5,310	16,798	22,108	(6,511)	1991	Jun-11
Stewart Plaza	Garden City, NY	6,040	21,970	19,491	6,040	41,461	47,501	(10,510)	2022	Jun-11
Dalewood I, II & III Shopping Center (6)	Hartsdale, NY	6,900	57,804	12,272	6,900	70,076	76,976	(20,165)	2024	Jun-11
Unity Plaza	Hopewell Junction, NY	2,100	14,051	95	2,100	14,146	16,246	(5,945)	2005	Jun-11
Cayuga Mall	Ithaca, NY	1,180	11,244	5,421	1,180	16,665	17,845	(5,710)	1969	Jun-11
Kings Park Plaza	Kings Park, NY	4,790	11,367	2,356	4,790	13,723	18,513	(5,427)	1985	Jun-11
Village Square Shopping Center	Larchmont, NY	1,320	5,137	1,010	1,320	6,147	7,467	(2,171)	1981	Jun-11
Falcaro's Plaza	Lawrence, NY	3,410	9,678	5,318	3,410	14,996	18,406	(4,827)	1972	Jun-11
Mamaroneck Centre	Mamaroneck, NY	2,198	1,999	11,742	2,198	13,741	15,939	(2,063)	2020	Jun-11
Sunshine Square	Medford, NY	7,350	24,713	3,580	7,350	28,293	35,643	(11,059)	2007	Jun-11
Wallkill Plaza	Middletown, NY	1,360	8,410	1,927	1,360	10,337	11,697	(4,853)	1986	Jun-11
Monroe ShopRite Plaza	Monroe, NY	1,840	16,111	528	1,840	16,639	18,479	(7,467)	1985	Jun-11
Rockland Plaza	Nanuet, NY	11,097	60,790	14,086	11,097	74,876	85,973	(23,389)	2006	Jun-11
North Ridge Shopping Center	New Rochelle, NY	4,910	9,612	3,691	4,910	13,303	18,213	(4,342)	1971	Jun-11
Nesconset Shopping Center	Port Jefferson Station, NY	5,510	20,473	8,737	5,510	29,210	34,720	(9,227)	1961	Jun-11
Roanoke Plaza	Riverhead, NY	5,050	15,177	2,968	5,050	18,145	23,195	(6,429)	2002	Jun-11
The Shops at Riverhead	Riverhead, NY	6,331	—	36,243	3,899	38,675	42,574	(10,250)	2018	Jun-11
Rockville Centre	Rockville Centre, NY	3,590	6,982	397	3,590	7,379	10,969	(2,838)	1975	Jun-11
College Plaza (6)	Selden, NY	8,270	14,267	13,041	8,270	27,308	35,578	(9,040)	2024	Jun-11
Campus Plaza	Vestal, NY	1,170	16,384	820	1,170	17,204	18,374	(7,761)	2003	Jun-11
Parkway Plaza	Vestal, NY	2,168	18,651	2,148	2,181	20,786	22,967	(8,967)	1995	Jun-11
Shoppes at Vestal	Vestal, NY	1,340	14,730	1,135	1,340	15,865	17,205	(5,077)	2000	Jun-11
Town Square Mall	Vestal, NY	2,520	41,457	17,183	2,520	58,640	61,160	(19,061)	1991	Jun-11
Highridge Plaza	Yonkers, NY	6,020	17,358	3,770	6,020	21,128	27,148	(6,691)	1977	Jun-11
Brunswick Town Center	Brunswick, OH	2,930	18,561	5,001	2,969	23,523	26,492	(8,151)	2004	Jun-11
Brentwood Plaza	Cincinnati, OH	5,090	20,513	2,572	5,090	23,085	28,175	(10,490)	2004	Jun-11
Delhi Shopping Center	Cincinnati, OH	3,690	8,085	2,359	3,690	10,444	14,134	(4,762)	1973	Jun-11
Harpers Station	Cincinnati, OH	3,987	27,804	5,831	3,987	33,635	37,622	(14,376)	1994	Jun-11
Western Hills Plaza	Cincinnati, OH	8,690	27,664	16,386	8,690	44,050	52,740	(12,655)	2021	Jun-11
Western Village	Cincinnati, OH	3,420	12,817	1,302	3,420	14,119	17,539	(6,772)	2005	Jun-11
Crown Point	Columbus, OH	2,120	14,980	2,000	2,120	16,980	19,100	(8,421)	1980	Jun-11
Greentree Shopping Center	Columbus, OH	1,920	12,531	2,339	1,920	14,870	16,790	(7,188)	2005	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
South Towne Centre	Dayton, OH	4,990	43,152	5,879	4,990	49,031	54,021	(21,550)	1972	Jun-11
Southland Shopping Center	Middleburg Heights, OH	5,940	55,360	(7,530)	4,684	49,086	53,770	(21,316)	1951	Jun-11
The Shoppes at North Olmsted	North Olmsted, OH	510	4,151	5	510	4,156	4,666	(2,263)	2002	Jun-11
Surrey Square Mall	Norwood, OH	3,900	18,402	2,253	3,900	20,655	24,555	(8,813)	2010	Jun-11
Miracle Mile Shopping Plaza	Toledo, OH	1,510	15,792	3,298	1,411	19,189	20,600	(10,563)	1955	Jun-11
Village West	Allentown, PA	4,180	23,402	1,846	4,180	25,248	29,428	(10,128)	1999	Jun-11
Park Hills Plaza	Altoona, PA	4,390	23,218	(21,720)	233	5,655	5,888	(1,088)	1985	Jun-11
Lehigh Shopping Center	Bethlehem, PA	6,980	34,900	4,745	6,980	39,645	46,625	(19,241)	1955	Jun-11
Bristol Park	Bristol, PA	3,180	21,530	2,574	3,241	24,043	27,284	(8,636)	1993	Jun-11
Chalfont Village Shopping Center	Chalfont, PA	1,040	3,818	(225)	1,040	3,593	4,633	(1,513)	1989	Jun-11
New Britain Village Square	Chalfont, PA	4,250	24,449	3,221	4,250	27,670	31,920	(9,914)	1989	Jun-11
Collegeville Shopping Center	Collegeville, PA	3,410	7,451	6,869	3,410	14,320	17,730	(5,993)	2020	Jun-11
Plymouth Square Shopping Center (6)	Conshohocken, PA	17,001	44,208	36,325	17,001	80,533	97,534	(8,863)	2024	May-19
Whitemarsh Shopping Center	Conshohocken, PA	3,410	11,753	7,130	3,410	18,883	22,293	(5,941)	2002	Jun-11
Valley Fair	Devon, PA	1,810	8,161	(5,597)	1,152	3,222	4,374	(1,368)	2001	Jun-11
Dickson City Crossings	Dickson City, PA	4,800	31,423	8,572	4,800	39,995	44,795	(14,981)	2023	Jun-11
Barn Plaza	Doylestown, PA	8,780	29,183	3,048	8,780	32,231	41,011	(12,252)	2002	Jun-11
Pilgrim Gardens	Drexel Hill, PA	2,090	5,043	5,590	2,090	10,633	12,723	(4,989)	1955	Jun-11
North Penn Market Place	Lansdale, PA	3,060	5,253	1,954	3,060	7,207	10,267	(3,005)	1977	Jun-11
Village at Newtown	Newtown, PA	7,690	37,765	45,243	7,690	83,008	90,698	(21,679)	2021	Jun-11
Ivyridge	Philadelphia, PA	7,100	21,004	96	7,100	21,100	28,200	(7,357)	1963	Jun-11
Roosevelt Mall (6)	Philadelphia, PA	10,970	89,141	48,638	10,970	137,779	148,749	(39,160)	2024	Jun-11
Shoppes at Valley Forge	Phoenixville, PA	2,010	13,025	1,738	2,010	14,763	16,773	(6,781)	2003	Jun-11
County Line Plaza	Souderton, PA	910	8,346	3,984	910	12,330	13,240	(4,388)	1971	Jun-11
69th Street Plaza	Upper Darby, PA	640	4,362	1,015	640	5,377	6,017	(2,027)	1994	Jun-11
Warminster Towne Center	Warminster, PA	4,310	35,284	3,681	4,310	38,965	43,275	(15,363)	1997	Jun-11
Shops at Prospect	West Hempfield, PA	760	6,532	799	760	7,331	8,091	(3,096)	1994	Jun-11
Whitehall Square	Whitehall, PA	4,350	33,067	1,699	4,350	34,766	39,116	(13,914)	2006	Jun-11
Wilkes-Barre Township Marketplace	Wilkes-Barre, PA	2,180	17,430	3,658	2,180	21,088	23,268	(11,554)	2004	Jun-11
Belfair Towne Village	Bluffton, SC	4,265	31,801	3,255	4,265	35,056	39,321	(11,092)	2006	Jun-11
Milestone Plaza	Greenville, SC	2,563	15,645	2,956	2,563	18,601	21,164	(7,082)	1995	Oct-13
Circle Center	Hilton Head Island, SC	3,010	5,832	(1,068)	3,010	4,764	7,774	(1,625)	2000	Jun-11
Island Plaza	James Island, SC	2,940	9,252	3,408	2,940	12,660	15,600	(6,015)	1994	Jun-11
Festival Centre	North Charleston, SC	3,630	10,512	4,639	3,630	15,151	18,781	(8,223)	1987	Jun-11
Pawleys Island Plaza	Pawleys Island, SC	5,264	21,804	218	5,264	22,022	27,286	(2,187)	2015	Oct-21
Fairview Corners I & II	Simpsonville, SC	2,370	17,117	2,382	2,370	19,499	21,869	(8,186)	2003	Jun-11
Hillcrest Market Place	Spartanburg, SC	4,190	34,825	14,611	4,190	49,436	53,626	(17,535)	2023	Jun-11
Watson Glen Shopping Center	Franklin, TN	5,220	14,990	4,621	5,220	19,611	24,831	(6,940)	1988	Jun-11
Williamson Square	Franklin, TN	7,730	22,789	7,221	7,730	30,010	37,740	(14,089)	1988	Jun-11
Greeneville Commons	Greeneville, TN	2,880	13,524	3,657	2,880	17,181	20,061	(6,470)	2002	Jun-11
Kingston Overlook	Knoxville, TN	2,060	6,743	780	2,060	7,523	9,583	(2,484)	1996	Jun-11
The Commons at Wolfcreek	Memphis, TN	23,239	58,489	21,115	23,252	79,591	102,843	(31,214)	2014	Jun-11
Georgetown Square	Murfreesboro, TN	3,716	8,598	2,695	3,716	11,293	15,009	(4,195)	2003	Jun-11
Nashboro Village	Nashville, TN	2,243	11,662	303	2,243	11,965	14,208	(5,021)	1998	Oct-13
Parmer Crossing	Austin, TX	5,927	11,282	2,151	5,927	13,433	19,360	(5,788)	1989	Jun-11
Baytown Shopping Center	Baytown, TX	3,410	6,776	1,061	3,410	7,837	11,247	(2,903)	1987	Jun-11
El Camino	Bellaire, TX	1,320	3,816	893	1,320	4,709	6,029	(2,109)	2008	Jun-11
Townshire	Bryan, TX	1,790	6,399	807	1,790	7,206	8,996	(4,568)	2002	Jun-11
Central Station	College Station, TX	4,340	21,704	3,060	4,340	24,764	29,104	(9,372)	1976	Jun-11
Rock Prairie Crossing	College Station, TX	2,460	13,618	254	2,401	13,931	16,332	(6,887)	2002	Jun-11
Carmel Village	Corpus Christi, TX	1,900	4,536	4,844	1,903	9,377	11,280	(2,723)	2019	Jun-11
Arboretum Village	Dallas, TX	17,154	33,384	849	17,154	34,233	51,387	(3,169)	2014	Jan-22
Claremont Village	Dallas, TX	1,700	3,035	(1,117)	1,700	1,918	3,618	(789)	1976	Jun-11
Kessler Plaza	Dallas, TX	1,390	3,702	2,348	1,390	6,050	7,440	(1,761)	1975	Jun-11
Stevens Park Village	Dallas, TX	1,270	3,182	869	1,270	4,051	5,321	(2,321)	1974	Jun-11
Webb Royal Plaza	Dallas, TX	2,470	6,576	(1)	2,470	6,575	9,045	(3,615)	1961	Jun-11
Wynnewood Village (6)	Dallas, TX	16,982	42,953	36,083	17,200	78,818	96,018	(23,514)	2024	Jun-11
Parktown	Deer Park, TX	2,790	7,319	1,285	2,790	8,604	11,394	(4,559)	1999	Jun-11
Ridglea Plaza	Fort Worth, TX	2,770	16,178	1,040	2,770	17,218	19,988	(7,076)	1990	Jun-11
Trinity Commons	Fort Worth, TX	5,780	26,317	3,368	5,780	29,685	35,465	(13,393)	1998	Jun-11
Preston Ridge	Frisco, TX	25,820	127,082	15,917	25,820	142,999	168,819	(54,061)	2018	Jun-11
Village Plaza	Garland, TX	3,230	6,786	3,165	3,230	9,951	13,181	(3,716)	2002	Jun-11
Highland Village Town Center	Highland Village, TX	3,370	7,439	579	3,370	8,018	11,388	(3,071)	1996	Jun-11
Bay Forest	Houston, TX	1,500	6,557	588	1,500	7,145	8,645	(3,068)	2004	Jun-11
Beltway South	Houston, TX	3,340	9,759	856	3,340	10,615	13,955	(5,838)	1998	Jun-11
Braes Heights	Houston, TX	1,700	15,246	9,805	1,700	25,051	26,751	(7,092)	2022	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Braesgate	Houston, TX	1,570	2,813	711	1,570	3,524	5,094	(1,827)	1997	Jun-11
Broadway	Houston, TX	1,720	5,472	2,618	1,720	8,090	9,810	(3,242)	2006	Jun-11
Clear Lake Camino South	Houston, TX	3,320	12,136	876	3,320	13,012	16,332	(4,994)	1964	Jun-11
Hearthstone Corners	Houston, TX	5,240	14,208	1,996	5,240	16,204	21,444	(5,924)	2019	Jun-11
Jester Village	Houston, TX	1,380	4,623	9,359	1,380	13,982	15,362	(2,981)	2022	Jun-11
Jones Plaza (6)	Houston, TX	2,110	11,450	3,801	2,110	15,251	17,361	(4,832)	2024	Jun-11
Jones Square	Houston, TX	3,210	10,716	2,453	3,210	13,169	16,379	(5,286)	1999	Jun-11
Maplewood	Houston, TX	1,790	5,535	1,717	1,790	7,252	9,042	(3,022)	2004	Jun-11
Merchants Park	Houston, TX	6,580	32,200	4,125	6,580	36,325	42,905	(15,922)	2009	Jun-11
Northgate	Houston, TX	740	1,707	1,067	740	2,774	3,514	(797)	1972	Jun-11
Northshore	Houston, TX	5,970	22,827	5,386	5,970	28,213	34,183	(11,942)	2001	Jun-11
Northtown Plaza	Houston, TX	4,990	18,209	5,289	4,990	23,498	28,488	(8,195)	1960	Jun-11
Orange Grove	Houston, TX	3,670	15,758	5,967	3,670	21,725	25,395	(9,191)	2005	Jun-11
Royal Oaks Village	Houston, TX	4,620	29,536	2,265	4,620	31,801	36,421	(11,902)	2001	Jun-11
Tanglewilde Center	Houston, TX	1,620	7,437	1,898	1,620	9,335	10,955	(4,272)	1998	Jun-11
West U Marketplace	Houston, TX	8,554	25,511	1,044	8,554	26,555	35,109	(2,319)	2000	Apr-22
Westheimer Commons	Houston, TX	5,160	12,866	4,795	5,160	17,661	22,821	(8,295)	1984	Jun-11
Crossroads Centre - Pasadena	Pasadena, TX	4,660	11,153	7,637	4,660	18,790	23,450	(7,387)	1997	Jun-11
Spencer Square	Pasadena, TX	5,360	19,464	817	4,861	20,780	25,641	(8,995)	1998	Jun-11
Pearland Plaza	Pearland, TX	3,020	9,076	2,203	3,020	11,279	14,299	(4,924)	1995	Jun-11
Market Plaza	Plano, TX	6,380	20,529	1,388	6,380	21,917	28,297	(8,864)	2002	Jun-11
Preston Park Village (6)	Plano, TX	8,506	81,652	15,933	8,505	97,586	106,091	(23,407)	2024	Oct-13
Keegan's Meadow	Stafford, TX	3,300	9,947	2,106	3,300	12,053	15,353	(4,359)	1999	Jun-11
Lake Pointe Village	Sugar Land, TX	19,827	65,239	(138)	19,827	65,101	84,928	(4,830)	2010	Jun-22
Texas City Bay	Texas City, TX	3,780	17,928	7,727	3,780	25,655	29,435	(9,769)	2005	Jun-11
Windvale Center	The Woodlands, TX	3,460	9,479	4,703	3,460	14,182	17,642	(2,410)	2002	Jun-11
Culpeper Town Square	Culpeper, VA	3,200	9,235	325	3,200	9,560	12,760	(3,723)	1999	Jun-11
Hanover Square	Mechanicsville, VA	3,540	16,145	7,037	3,557	23,165	26,722	(7,668)	1991	Jun-11
Cave Spring Corners	Roanoke, VA	3,060	11,284	1,362	3,060	12,646	15,706	(6,779)	2005	Jun-11
Hunting Hills	Roanoke, VA	1,150	7,661	2,376	1,116	10,071	11,187	(5,379)	1989	Jun-11
Hilltop Plaza	Virginia Beach, VA	5,170	21,956	5,709	5,154	27,681	32,835	(10,687)	2010	Jun-11
Rutland Plaza	Rutland, VT	2,130	20,924	1,858	2,130	22,782	24,912	(8,611)	1997	Jun-11
Mequon Pavilions	Mequon, WI	7,520	29,714	12,756	7,520	42,470	49,990	(15,663)	1967	Jun-11
Moorland Square Shopping Ctr	New Berlin, WI	2,080	9,256	2,212	2,080	11,468	13,548	(4,798)	1990	Jun-11
Paradise Pavilion	West Bend, WI	1,865	15,704	1,334	1,865	17,038	18,903	(8,519)	2000	Jun-11
Grand Central Plaza	Parkersburg, WV	670	5,704	1,503	670	7,207	7,877	(1,979)	1986	Jun-11
Remaining portfolio	Various	—	—	231	—	231	231	(8)
		$1,826,297	$7,267,296	$1,902,294	$1,794,011	$9,201,876	$10,995,887	$(3,198,980)
(1) As of December 31, 2023, all of the Company’s shopping centers were unencumbered.
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
(6) Indicates property is currently in redevelopment.

As of December 31, 2023, the aggregate cost for federal income tax purposes was approximately $12.1 billion.

	Year Ending December 31,
	2023	2022	2021
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$10,898,351	$10,428,414	$10,163,561
Acquisitions and improvements	350,928	772,025	579,156
Real estate held for sale	4,459	(15,852)	(23,520)
Impairment of real estate	(17,836)	(5,724)	(1,898)
Cost of property sold	(168,321)	(227,529)	(211,218)
Write-off of assets no longer in service	(71,694)	(52,983)	(77,667)
Balance at end of year	$10,995,887	$10,898,351	$10,428,414

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$2,996,759	$2,813,329	$2,659,448
Depreciation expense	325,577	316,789	314,689
Property sold	(64,081)	(86,688)	(75,870)
Write-off of assets no longer in service	(59,275)	(46,671)	(84,938)
Balance at end of year	$3,198,980	$2,996,759	$2,813,329