Form 10-Q
period 2024-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2024-04-29
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 1, 2024, Brixmor Property Group Inc. had 301,298,764 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of March 31, 2024, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2023 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, general economic contractions, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2024	December 31, 2023
Assets
Real estate
Land	$1,779,318	$1,794,011
Buildings and improvements	9,208,904	9,201,876
	10,988,222	10,995,887
Accumulated depreciation and amortization	(3,251,649)	(3,198,980)
Real estate, net	7,736,573	7,796,907

Cash and cash equivalents	407,105	866
Restricted cash	11,306	18,038
Marketable securities	19,519	19,914
Receivables, net	248,041	278,775
Deferred charges and prepaid expenses, net	165,625	164,061
Other assets	56,045	54,155
Total assets	$8,644,214	$8,332,716

Liabilities
Debt obligations, net	$5,311,444	$4,933,525
Accounts payable, accrued expenses and other liabilities	473,796	548,890
Total liabilities	5,785,240	5,482,415

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 310,425,756 and 309,723,386 shares issued and 301,298,764 and 300,596,394 shares outstanding	3,013	3,006
Additional paid-in capital	3,301,402	3,310,590
Accumulated other comprehensive income (loss)	9,526	(2,700)
Distributions in excess of net income	(454,967)	(460,595)
Total equity	2,858,974	2,850,301
Total liabilities and equity	$8,644,214	$8,332,716
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$319,489	$311,130
Other revenues	752	314
Total revenues	320,241	311,444

Operating expenses
Operating costs	37,157	35,895
Real estate taxes	41,408	44,688
Depreciation and amortization	91,218	87,741
Impairment of real estate assets	—	1,100
General and administrative	28,491	29,172
Total operating expenses	198,274	198,596

Other income (expense)
Dividends and interest	3,877	15
Interest expense	(51,488)	(48,680)
Gain on sale of real estate assets	15,142	48,468
Other	(593)	(405)
Total other expense	(33,062)	(602)

Net income	$88,905	$112,246

Net income per common share:
Basic	$0.29	$0.37
Diluted	$0.29	$0.37
Weighted average shares:
Basic	302,021	300,821
Diluted	302,712	301,833
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2024	2023
Net income	$88,905	$112,246
Other comprehensive income
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	12,129	(3,988)
Change in unrealized gain on marketable securities	97	257
Total other comprehensive income (loss)	12,226	(3,731)
Comprehensive income	$101,131	$108,515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2023	299,916	$2,999	$3,299,496	$8,851	$(446,336)	$2,865,010
Common stock dividends ($0.2600 per common share)	—	—	—	—	(79,298)	(79,298)
Equity based compensation expense	—	—	4,518	—	—	4,518
Other comprehensive loss	—	—	—	(3,731)	—	(3,731)
Issuance of common stock	632	6	(6)	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,229)	—	—	(11,229)
Net income	—	—	—	—	112,246	112,246
Ending balance, March 31, 2023	300,548	$3,005	$3,292,779	$5,120	$(413,388)	$2,887,516

Beginning balance, January 1, 2024	300,596	$3,006	$3,310,590	$(2,700)	$(460,595)	$2,850,301
Common stock dividends ($0.2725 per common share)	—	—	—	—	(83,277)	(83,277)
Equity based compensation expense	—	—	3,781	—	—	3,781
Other comprehensive income	—	—	—	12,226	—	12,226
Issuance of common stock	703	7	(7)	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(12,962)	—	—	(12,962)
Net income	—	—	—	—	88,905	88,905
Ending balance, March 31, 2024	301,299	$3,013	$3,301,402	$9,526	$(454,967)	$2,858,974
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$88,905	$112,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,218	87,741
Accretion of debt premium and discount, net	(728)	(716)
Deferred financing cost amortization	1,796	1,755
Accretion of above- and below-market leases, net	(2,408)	(3,389)
Tenant inducement amortization and other	731	804
Impairment of real estate assets	—	1,100
Gain on sale of real estate assets	(15,142)	(48,468)
Equity based compensation	3,359	4,191
Changes in operating assets and liabilities:
Receivables, net	28,639	15,578
Deferred charges and prepaid expenses	(9,020)	(11,815)
Other assets	(1,222)	(215)
Accounts payable, accrued expenses and other liabilities	(57,612)	(23,758)
Net cash provided by operating activities	128,516	135,054

Investing activities:
Improvements to and investments in real estate assets	(76,861)	(72,376)
Proceeds from sales of real estate assets	67,237	119,659
Purchase of marketable securities	(4,366)	(6,162)
Proceeds from sale of marketable securities	4,811	7,364
Net cash provided by (used in) investing activities	(9,179)	48,485

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(98,500)	(195,000)
Proceeds from borrowings under unsecured revolving credit facility	80,000	117,000
Proceeds from unsecured notes	399,264	—
Deferred financing and debt extinguishment costs	(3,766)	(60)
Distributions to common stockholders	(83,866)	(80,080)
Repurchases of common shares in conjunction with equity award plans	(12,962)	(11,229)
Net cash provided by (used in) financing activities	280,170	(169,369)

Net change in cash, cash equivalents and restricted cash	399,507	14,170
Cash, cash equivalents and restricted cash at beginning of period	18,904	21,259
Cash, cash equivalents and restricted cash at end of period	$418,411	$35,429

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$407,105	$3,430
Restricted cash	11,306	31,999
Cash, cash equivalents and restricted cash at end of period	$418,411	$35,429

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $920 and $949	$49,384	$50,250
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2024	December 31, 2023
Assets
Real estate
Land	$1,779,318	$1,794,011
Buildings and improvements	9,208,904	9,201,876
	10,988,222	10,995,887
Accumulated depreciation and amortization	(3,251,649)	(3,198,980)
Real estate, net	7,736,573	7,796,907

Cash and cash equivalents	406,510	866
Restricted cash	11,306	18,038
Marketable securities	19,519	19,914
Receivables, net	248,041	278,775
Deferred charges and prepaid expenses, net	165,625	164,061
Other assets	56,045	54,155
Total assets	$8,643,619	$8,332,716

Liabilities
Debt obligations, net	$5,311,444	$4,933,525
Accounts payable, accrued expenses and other liabilities	473,796	548,911
Total liabilities	5,785,240	5,482,436

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 310,425,756 and 309,723,386 units issued and 301,298,764 and 300,596,394 units outstanding	2,848,853	2,852,980
Accumulated other comprehensive income (loss)	9,526	(2,700)
Total capital	2,858,379	2,850,280
Total liabilities and capital	$8,643,619	$8,332,716
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$319,489	$311,130
Other revenues	752	314
Total revenues	320,241	311,444

Operating expenses
Operating costs	37,157	35,895
Real estate taxes	41,408	44,688
Depreciation and amortization	91,218	87,741
Impairment of real estate assets	—	1,100
General and administrative	28,491	29,172
Total operating expenses	198,274	198,596

Other income (expense)
Dividends and interest	3,877	15
Interest expense	(51,488)	(48,680)
Gain on sale of real estate assets	15,142	48,468
Other	(593)	(405)
Total other expense	(33,062)	(602)

Net income	$88,905	$112,246

Net income per common unit:
Basic	$0.29	$0.37
Diluted	$0.29	$0.37
Weighted average units:
Basic	302,021	300,821
Diluted	302,712	301,833
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2024	2023
Net income	$88,905	$112,246
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	12,129	(3,988)
Change in unrealized gain on marketable securities	97	257
Total other comprehensive income (loss)	12,226	(3,731)
Comprehensive income	$101,131	$108,515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2023	$2,855,232	$8,851	$2,864,083
Distributions to partners	(78,397)	—	(78,397)
Equity based compensation expense	4,518	—	4,518
Other comprehensive loss	—	(3,731)	(3,731)
Repurchases of OP Units in conjunction with equity award plans	(11,229)	—	(11,229)
Net income	112,246	—	112,246
Ending balance, March 31, 2023	$2,882,370	$5,120	$2,887,490

Beginning balance, January 1, 2024	$2,852,980	$(2,700)	$2,850,280
Distributions to partners	(83,851)	—	(83,851)
Equity based compensation expense	3,781	—	3,781
Other comprehensive income	—	12,226	12,226
Repurchases of OP Units in conjunction with equity award plans	(12,962)	—	(12,962)
Net income	88,905	—	88,905
Ending balance, March 31, 2024	$2,848,853	$9,526	$2,858,379
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$88,905	$112,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,218	87,741
Accretion of debt premium and discount, net	(728)	(716)
Deferred financing cost amortization	1,796	1,755
Accretion of above- and below-market leases, net	(2,408)	(3,389)
Tenant inducement amortization and other	731	804
Impairment of real estate assets	—	1,100
Gain on sale of real estate assets	(15,142)	(48,468)
Equity based compensation	3,359	4,191
Changes in operating assets and liabilities:
Receivables, net	28,639	15,578
Deferred charges and prepaid expenses	(9,020)	(11,815)
Other assets	(1,222)	(215)
Accounts payable, accrued expenses and other liabilities	(57,612)	(23,758)
Net cash provided by operating activities	128,516	135,054

Investing activities:
Improvements to and investments in real estate assets	(76,861)	(72,376)
Proceeds from sales of real estate assets	67,237	119,659
Purchase of marketable securities	(4,366)	(6,162)
Proceeds from sale of marketable securities	4,811	7,364
Net cash provided by (used in) investing activities	(9,179)	48,485

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(98,500)	(195,000)
Proceeds from borrowings under unsecured revolving credit facility	80,000	117,000
Proceeds from unsecured notes	399,264	—
Deferred financing and debt extinguishment costs	(3,766)	(60)
Partner distributions and repurchases of OP Units	(97,423)	(90,382)
Net cash provided by (used in) financing activities	279,575	(168,442)

Net change in cash, cash equivalents and restricted cash	398,912	15,097
Cash, cash equivalents and restricted cash at beginning of period	18,904	20,332
Cash, cash equivalents and restricted cash at end of period	$417,816	$35,429

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$406,510	$3,430
Restricted cash	11,306	31,999
Cash, cash equivalents and restricted cash at end of period	$417,816	$35,429

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $920 and $949	$49,384	$50,250
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of March 31, 2024, the Company’s portfolio was comprised of 359 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2023 and accompanying notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2024.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2024 and December 31, 2023. Open tax years generally range from 2020 through 2023 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2024 and 2023, the Company did not acquire any assets.

3. Dispositions and Assets Held for Sale
During the three months ended March 31, 2024, the Company disposed of three shopping centers for aggregate net proceeds of $67.2 million, resulting in aggregate gain of $15.0 million. In addition, during the three months ended March 31, 2024, the Company resolved contingencies related to previously disposed assets for aggregate net proceeds of $0.1 million, resulting in aggregate gain of $0.1 million.

During the three months ended March 31, 2023, the Company disposed of six shopping centers and two partial shopping centers for aggregate net proceeds of $119.7 million, resulting in aggregate gain of $48.5 million.

As of March 31, 2024 and December 31, 2023, the Company had no properties held for sale.

There were no discontinued operations for the three months ended March 31, 2024 and 2023 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2024	December 31, 2023
Land	$1,779,318	$1,794,011
Buildings and improvements:
Buildings and tenant improvements	8,708,807	8,696,881
Lease intangibles(1)	500,097	504,995
	10,988,222	10,995,887
Accumulated depreciation and amortization(2)	(3,251,649)	(3,198,980)
Total	$7,736,573	$7,796,907
(1)As of March 31, 2024 and December 31, 2023, Lease intangibles consisted of $453.0 million and $456.8 million, respectively, of in-place leases and $47.1 million and $48.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of March 31, 2024 and December 31, 2023, Accumulated depreciation and amortization included $444.2 million and $445.5 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of March 31, 2024 and December 31, 2023, the Company had intangible liabilities relating to below-market leases of $328.3 million and $329.8 million, respectively, and accumulated accretion of $248.4 million and $247.2 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended March 31, 2024 and 2023 was $2.4 million and $3.4 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2024 and 2023 was $3.3 million and $4.5 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2024 (remaining nine months)	$(6,817)	$8,416
2025	(7,969)	8,555
2026	(6,928)	6,105
2027	(5,859)	4,703
2028	(5,418)	3,809

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

The Company did not recognize any impairments during the three months ended March 31, 2024. The Company recognized the following impairments during the three months ended March 31, 2023:

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the three months ended March 31, 2024, the Company did not enter into any new interest rate swap agreements. The Company has elected to present its interest rate derivatives on its unaudited Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2024 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5875%	$50,000	$441	$—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5960%	50,000	440	—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5860%	100,000	883	—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5850%	100,000	883	—
5/1/2023	7/26/2027	1 Month SOFR	3.5890%	100,000	1,650	—
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	1,228	—
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	409	—
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	—	(226)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	—	(227)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	—	(116)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	—	(116)
6/14/2024	6/14/2034	Compound SOFR	3.4400%	100,000	2,929	—
6/14/2024	6/14/2034	Compound SOFR	3.4370%	25,000	739	—
6/14/2024	6/14/2034	Compound SOFR	3.4400%	25,000	733	—
				$950,000	$10,335	$(685)

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

(1)Swapped variable rate includes a SOFR adjustment of 10 basis points.
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

All of the Company's outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivative, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatility. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in other comprehensive income (loss) and is reclassified into earnings as interest expense in the period that the hedged transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2024	2023
Change in unrealized gain (loss) on interest rate swaps	$15,204	$(2,467)
Amortization (accretion) of interest rate swaps to interest expense	(3,075)	(1,521)
Change in unrealized gain (loss) on interest rate swaps, net	$12,129	$(3,988)

The Company estimates that $8.3 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2024 and 2023.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2024 and December 31, 2023, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of March 31, 2024 and December 31, 2023, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2024	December 31, 2023	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,818,805	$4,418,805	2.25% – 7.97%	2024 – 2034
Net unamortized premium	19,511	20,974
Net unamortized debt issuance costs	(20,424)	(17,680)
Total notes payable, net	$4,817,892	$4,422,099

Unsecured Credit Facility
Revolving Facility(3)	$—	$18,500	6.29%	2026
Term Loan Facility(3)(4)(5)	500,000	500,000	6.38%	2027
Net unamortized debt issuance costs	(6,448)	(7,074)
Total Unsecured Credit Facility and term loans	$493,552	$511,426

Total debt obligations, net	$5,311,444	$4,933,525
(1)Stated interest rates as of March 31, 2024 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 3.85% as of March 31, 2024.
(3)The Company's Revolving Facility (defined hereafter) and Term Loan Facility (defined hereafter) include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points. During the year ended December 31, 2023, the Company concluded that it did not qualify for a reduction to the applicable credit spread during the year ended December 31, 2023 resulting in a less than $0.1 million increase to interest expense.
(4)Effective June 1, 2022, the Company has in place four interest rate swap agreements that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 2.59% (plus a spread of 120 basis points) through July 26, 2024.
(5)Effective May 1, 2023, the Company has in place three interest rate swap agreements that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 3.59% (plus a spread of 120 basis points and a SOFR adjustment of 10 basis points) through the maturity of the Term Loan Facility (defined hereafter) on July 26, 2027.

2024 Debt Transactions
The Operating Partnership has an unsecured credit facility as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan (the "Term Loan Facility"). During the three months ended March 31, 2024, the Operating Partnership repaid $18.5 million, net of borrowings, under its Revolving Facility, with proceeds from dispositions and the issuance of its 2034 Notes (defined hereafter).

On January 12, 2024, the Operating Partnership issued $400.0 million aggregate principal amount of 5.500% Senior Notes due 2034 (the "2034 Notes") at 99.816% of par. The Operating Partnership intends to use the net proceeds for general corporate purposes, including the repayment of indebtedness. The 2034 Notes bear interest at a rate of 5.500% per annum, payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2024. The 2034 Notes will mature on February 15, 2034.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2024.

Debt Maturities
As of March 31, 2024 and December 31, 2023, the Company had accrued interest of $48.2 million and $47.1 million outstanding, respectively. As of March 31, 2024, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2024 (remaining nine months)	$300,352
2025	700,000
2026	607,542
2027	900,000
2028	357,708
Thereafter	2,453,203
Total debt maturities	5,318,805
Net unamortized premium	19,511
Net unamortized debt issuance costs	(26,872)
Total debt obligations, net	$5,311,444

As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $300.4 million outstanding principal balance on its 3.650% Senior Notes due 2024 and the $700.0 million outstanding principal balance on its 3.850% Senior Notes due 2025. The Company has sufficient cash and cash equivalents and liquidity to satisfy these scheduled debt maturities.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2024		December 31, 2023
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,817,892	$4,539,051	$4,422,099	$4,155,332
Unsecured Credit Facility	493,552	500,000	511,426	518,500
Total debt obligations, net	$5,311,444	$5,039,051	$4,933,525	$4,673,832
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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,519	$715	$18,804	$—
Interest rate derivatives	$10,335	$—	$10,335	$—

Liabilities:
Interest rate derivatives	$(685)	$—	$(685)	$—

	Fair Value Measurements as of December 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,914	$656	$19,258	$—
Interest rate derivatives	$4,364	$—	$4,364	$—

Liabilities:
Interest rate derivatives	$(6,877)	$—	$(6,877)	$—
(1)As of March 31, 2024 and December 31, 2023, marketable securities included $0.1 million and $0.2 million of net unrealized losses, respectively. As of March 31, 2024, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. During the three months ended March 31, 2024, no properties were remeasured to fair value as a result of impairment testing. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the year ended December 31, 2023, excluding the properties sold prior to December 31, 2023:

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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $4.3 million and $3.8 million of income based on percentage rents for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of March 31, 2024, the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended March 31,
Supplemental Statements of Operations Information	2024	2023
Operating lease costs	$282	$1,411
Variable lease costs	116	139
Total lease costs	$398	$1,550

	Three Months Ended March 31,
Supplemental Statements of Cash Flows Information	2024	2023
Operating cash outflows from operating leases	$1,513	$1,514
ROU assets obtained in exchange for operating lease liabilities	—	23
ROU asset reduction due to dispositions, held for sale, and lease modifications	(6,581)	—

Operating Lease Liabilities	As of March 31, 2024
Future minimum operating lease payments:
2024 (remaining nine months)	$1,680
2025	4,204
2026	3,314
2027	2,120
2028	2,052
2029	1,975
Thereafter	29,044
Total future minimum operating lease payments	44,389
Less: imputed interest	(15,966)
Operating lease liabilities	$28,423

Supplemental Balance Sheets Information	As of March 31, 2024	As of December 31, 2023
Operating lease liabilities(1)(2)	$28,423	$36,105
ROU assets(1)(3)	27,685	32,350
(1)As of March 31, 2024 and December 31, 2023, the weighted average remaining lease term was 19.3 years and 16.0 years, respectively, and the weighted average discount rate was 4.39% and 4.48%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2024, the Company executed a lease agreement for office space which is expected to commence in the second quarter of 2024. Total lease payments for the office space are $3.9 million and the lease expires in July 2027. As of March 31, 2024 there were no other material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. During the three months ended March 31, 2024 and 2023, the Company did not issue any shares of common stock under the ATM Program. As of March 31, 2024, $400.0 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. During the three months ended March 31, 2024 and 2023, the Company did not repurchase any shares of common stock. As of March 31, 2024, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the three months ended March 31, 2024 and 2023, the Company withheld 0.6 million and 0.5 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended March 31, 2024 and 2023, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.2725 per share/unit and $0.2600 per share/unit, respectively. As of March 31, 2024 and December 31, 2023, the Company had declared but unpaid common stock dividends and OP Unit distributions of $85.1 million and $85.7 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.7 million and 0.7 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Three Months Ended March 31, 2024	Year Ended, December 31, 2023
Volatility	23.0% - 28.0%	32.0% - 52.0%
Weighted average risk-free interest rate	4.03% - 4.92%	3.79% - 5.18%
Weighted average common stock dividend yield	4.4% - 4.7%	4.3% - 4.8%

During the three months ended March 31, 2024 and 2023, the Company recognized $3.8 million and $4.5 million of equity compensation expense, respectively, of which $0.4 million and $0.3 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024, the Company had $27.7 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Computation of Basic Earnings Per Share:
Net income	$88,905	$112,246
Non-forfeitable dividends on unvested restricted shares	(187)	(295)
Net income attributable to the Company’s common stockholders for basic earnings per share	$88,718	$111,951

Weighted average number shares outstanding – basic	302,021	300,821

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.29	$0.37

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$88,718	$111,951

Weighted average shares outstanding – basic	302,021	300,821
Effect of dilutive securities:
Equity awards	691	1,012
Weighted average shares outstanding – diluted	302,712	301,833

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.29	$0.37

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2024	2023
Computation of Basic Earnings Per Unit:
Net income	$88,905	$112,246
Non-forfeitable dividends on unvested restricted units	(187)	(295)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$88,718	$111,951

Weighted average number common units outstanding – basic	302,021	300,821

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.29	$0.37

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$88,718	$111,951

Weighted average common units outstanding – basic	302,021	300,821
Effect of dilutive securities:
Equity awards	691	1,012
Weighted average common units outstanding – diluted	302,712	301,833

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.29	$0.37

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three months ended March 31, 2024 and 2023, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
As of March 31, 2024 and December 31, 2023, there were no material receivables from or payables to related parties. During the three months ended March 31, 2024 and 2023, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2024 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2024 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of March 31, 2024, our portfolio was comprised of 359 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of March 31, 2024, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2023, and intends to satisfy such requirements for subsequent taxable years.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of four regional offices in Atlanta, Chicago, Philadelphia, and San Diego, as well as our 11 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefiting from the regional and local expertise of our leasing and operations teams.

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

Leasing Highlights
As of March 31, 2024, billed and leased occupancy were 90.6% and 95.1%, respectively, as compared to 90.0% and 94.0%, respectively, as of March 31, 2023.

The following table summarizes our executed leasing activity for the three months ended March 31, 2024 and 2023 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Three Months Ended March 31, 2024
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	351	2,626,599	$16.83	$3.43	$1.73	14.1%
New and renewal leases	294	1,322,079	22.65	6.81	3.44	19.5%
New leases	117	709,164	21.37	10.73	6.31	39.7%
Renewal leases	177	612,915	24.13	2.28	0.12	12.9%
Option leases	57	1,304,520	10.93	—	—	7.1%

For the Three Months Ended March 31, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	392	2,453,972	$18.48	$5.28	$2.32	14.9%
New and renewal leases	331	1,438,406	22.24	9.01	3.95	19.2%
New leases	140	768,410	20.12	13.22	7.27	43.4%
Renewal leases	191	669,996	24.66	4.18	0.14	13.7%
Option leases	61	1,015,566	13.17	—	—	8.8%
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

Acquisition Activity
•During the three months ended March 31, 2024, we did not acquire any assets.

•During the three months ended March 31, 2023, we did not acquire any assets.

Disposition Activity
•During the three months ended March 31, 2024, we disposed of three shopping centers for aggregate net proceeds of $67.2 million, resulting in aggregate gain of $15.0 million. In addition, during the three months ended March 31, 2024, we resolved contingencies related to previously disposed assets for aggregate net proceeds of $0.1 million, resulting in aggregate gain of $0.1 million.

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

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Revenues (in thousands)

	Three Months Ended March 31,
	2024	2023	$ Change
Revenues
Rental income	$319,489	$311,130	$8,359
Other revenues	752	314	438
Total revenues	$320,241	$311,444	$8,797

Rental income
The increase in rental income for the three months ended March 31, 2024 of $8.4 million, as compared to the corresponding period in 2023, was due to a $12.7 million increase for assets owned for the full period, partially offset by a $4.3 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) an $8.2 million increase in base rent; (ii) a $3.6 million increase in straight-line rental income, net; (iii) a $1.5 million increase in expense reimbursements; (iv) a $1.3 million increase in rental income associated with revenues deemed uncollectible; (v) a $0.5 million increase in percentage rents; (vi) a $0.4 million increase in ancillary and other rental income; partially offset by (vii) a $1.9 million decrease in lease termination fees; and (viii) a $0.9 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The $8.2 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 14.1% during the three months ended March 31, 2024 and 15.3% during the year ended December 31, 2023, and an increase in weighted average billed occupancy.

Other revenues
The increase in Other revenues for the three months ended March 31, 2024 of $0.4 million as compared to the corresponding period in 2023, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2024	2023	$ Change
Operating expenses
Operating costs	$37,157	$35,895	$1,262
Real estate taxes	41,408	44,688	(3,280)
Depreciation and amortization	91,218	87,741	3,477
Impairment of real estate assets	—	1,100	(1,100)
General and administrative	28,491	29,172	(681)
Total operating expenses	$198,274	$198,596	$(322)

Operating costs
The increase in operating costs for the three months ended March 31, 2024 of $1.3 million, as compared to the corresponding period in 2023, was due to a $2.1 million increase in operating costs for assets owned for the full period, primarily due to increases in repairs and maintenance and insurance, partially offset by a $0.8 million decrease due to net transaction activity.

Real estate taxes
The decrease in real estate taxes for the three months ended March 31, 2024 of $3.3 million, as compared to the corresponding period in 2023, was due to a $2.5 million decrease in real estate taxes for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments, an increase in real estate tax refunds, and a decrease in current year assessments, in addition to a $0.8 million decrease due to net transaction activity.
Impairment of real estate assets
During the three months ended March 31, 2024, impairment was not recognized on any operating properties. During the three months ended March 31, 2023, aggregate impairment of $1.1 million was recognized on one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended March 31, 2024 of $3.5 million, as compared to the corresponding period in 2023, was due to a $4.8 million increase for assets owned for the full period associated with an increase in capital expenditures and accelerated depreciation and amortization related to tenant move-outs, partially offset by a $1.3 million decrease attributable to net transaction activity.

General and administrative
The decrease in general and administrative costs of $0.7 million for the three months ended March 31, 2024, as compared to the corresponding period in 2023, was primarily due to a decrease in office rent expenses, partially offset by an increase in net compensation costs.

During the three months ended March 31, 2024 and 2023, construction compensation costs of $4.9 million and $4.6 million, respectively, were capitalized to building and improvements and leasing legal costs of $1.0 million and $1.4 million, respectively, and leasing commission costs of $2.1 million and $2.2 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2024	2023	$ Change
Other income (expense)
Dividends and interest	$3,877	$15	$3,862
Interest expense	(51,488)	(48,680)	(2,808)
Gain on sale of real estate assets	15,142	48,468	(33,326)
Other	(593)	(405)	(188)
Total other expense	$(33,062)	$(602)	$(32,460)

Dividends and interest
The increase in dividends and interest for the three months ended March 31, 2024 of $3.9 million, as compared to the corresponding period in 2023 was primarily due to an increase in interest income associated with higher cash and cash equivalent balances and a higher weighted average interest rate return.

Interest expense
The increase in interest expense for the three months ended March 31, 2024 of $2.8 million, as compared to the corresponding period in 2023, was primarily due to higher overall debt obligations, in addition to a higher weighted average interest rate.

Gain on sale of real estate assets
During the three months ended March 31, 2024, three shopping centers were disposed of resulting in aggregate gain of $15.0 million. In addition, during the three months ended March 31, 2024, we resolved contingencies related to previously disposed assets, resulting in aggregate gain of $0.1 million. During the three months ended March 31,

2023, six shopping centers and two partial shopping centers were disposed of resulting in aggregate gain of $48.5 million.

Other
Other expense remained generally consistent for the three months ended March 31, 2024 as compared to the corresponding period in 2023.

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

Our primary expected sources and uses of capital are as follows:
Sources
•cash and cash equivalent balances;
•operating cash flow;
•available borrowings under the Unsecured Credit Facility (defined hereafter);
•issuance of long-term debt;
•dispositions; and
•issuance of equity securities.

Uses
•debt repayments;
•maintenance capital expenditures;
•leasing capital expenditures;
•dividend/distribution payments;
•value-enhancing reinvestment capital expenditures;
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our unsecured credit facility as amended and restated April 28, 2022 (the "Unsecured Credit Facility") is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). As of March 31, 2024, we had $1.67 billion of available liquidity, including $1.25 billion available under our Revolving Facility and $418.4 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended March 31, 2025 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of March 31, 2024 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended March 31, 2025	Thereafter
Debt maturities (1)	$1,000.4	$4,318.5
Interest payments (1)(2)	204.3	754.1
Operating leases	3.6	44.6
Total	$1,208.3	$5,117.2

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of March 31, 2024. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of these and other factors that could impact interest payments.

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
In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the first and second quarters of 2024:

	First Quarter 2024	Second Quarter 2024
Dividend declared per common share	$0.2725	$0.2725
Dividend declaration date	January 31, 2024	April 25, 2024
Dividend record date	April 2, 2024	July 2, 2024
Dividend payable date	April 15, 2024	July 15, 2024

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2024	2023	$ Change
Net cash provided by operating activities	$128,516	$135,054	$(6,538)
Net cash provided by (used in) investing activities	(9,179)	48,485	(57,664)
Net cash provided by (used in) financing activities	280,170	(169,369)	449,539

Net change in cash, cash equivalents and restricted cash	399,507	14,170	385,337
Cash, cash equivalents and restricted cash at beginning of period	18,904	21,259	(2,355)
Cash, cash equivalents and restricted cash at end of period	$418,411	$35,429	$382,982

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2024	2023	$ Change
Net cash provided by operating activities	$128,516	$135,054	$(6,538)
Net cash provided by (used in) investing activities	(9,179)	48,485	(57,664)
Net cash provided by (used in) financing activities	279,575	(168,442)	448,017

Net change in cash, cash equivalents and restricted cash	398,912	15,097	383,815
Cash, cash equivalents and restricted cash at beginning of period	18,904	20,332	(1,428)
Cash, cash equivalents and restricted cash at end of period	$417,816	$35,429	$382,387

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the three months ended March 31, 2024, our net cash provided by operating activities decreased $6.5 million as compared to the corresponding period in 2023. The decrease was primarily due to (i) a decrease from net working capital (ii) a decrease in net operating income due to net transaction activity and other non-same property net operating income; (iii) a decrease in lease termination fees; and (iv) an increase in cash outflows for general and administrative expense; partially offset by (v) an increase in same property net operating income; and (vi) a decrease in cash outflows for interest expense.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the three months ended March 31, 2024, our net cash provided by (used in) investing activities decreased $57.7 million as compared to the corresponding period in 2023. The decrease was primarily due to (i) a decrease of $52.4 million in net proceeds from sales of real estate assets; (ii) an increase of $4.5 million in improvements to and investments in real estate assets; and (iii) a decrease of $0.8 million in sales of marketable securities, net of purchases.

Improvements to and investments in real estate assets
During the three months ended March 31, 2024 and 2023, we expended $76.9 million and $72.4 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $2.3 million and less than $0.1 million, respectively, which were received during the three months ended March 31, 2024 and 2023.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of March 31, 2024, we had 45 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $431.0 million, of which $216.3 million had been incurred as of March 31, 2024. In addition, we have identified a pipeline of future redevelopment projects aggregating over $700 million of potential capital investment, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the three months ended March 31, 2024 and 2023, we did not acquire any assets.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the three months ended March 31, 2024, we disposed of three shopping centers for aggregate net proceeds of $67.2 million. In addition, during the three months ended March 31, 2024, we resolved contingencies related to previously disposed assets for aggregate net proceeds of $0.1 million. During the three months ended March 31, 2023, we disposed of six shopping centers and two partial shopping centers for aggregate net proceeds of $119.7 million.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the three months ended March 31, 2024, our net cash provided by (used in) financing activities increased $449.5 million as compared to the corresponding period in 2023. The increase was primarily due to (i) a $458.7 million increase in debt borrowings, net of repayments; partially offset by (ii) a $3.8 million increase in distributions to our common stockholders; (iii) a $3.7 million increase in deferred financing and debt extinguishment costs; and (iv) a $1.7 million increase in repurchases of common stock.

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

Our reconciliation of net income to Nareit FFO for the three months ended March 31, 2024 and 2023 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$88,905	$112,246
Depreciation and amortization related to real estate	89,673	86,748
Gain on sale of real estate assets	(15,142)	(48,468)
Impairment of real estate assets	—	1,100
Nareit FFO	$163,436	$151,626
Nareit FFO per diluted share	$0.54	$0.50
Weighted average diluted shares outstanding	302,712	301,833

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

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	Change
Number of properties	355	355	—
Percent billed	90.6%	90.1%	0.5%
Percent leased	95.1%	94.2%	0.9%

Revenues
Rental income	$306,671	$294,633	$12,038
Other revenues	752	314	438
	307,423	294,947	12,476
Operating expenses
Operating costs	(36,473)	(34,312)	(2,161)
Real estate taxes	(41,040)	(43,478)	2,438
	(77,513)	(77,790)	277
Same property NOI	$229,910	$217,157	$12,753

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$88,905	$112,246
Adjustments:
Non-same property NOI	(2,092)	(4,757)
Lease termination fees	(390)	(2,269)
Straight-line rental income, net	(7,555)	(4,001)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(1,724)	(2,668)
Straight-line ground rent expense, net	(5)	(9)
Depreciation and amortization	91,218	87,741
Impairment of real estate assets	—	1,100
General and administrative	28,491	29,172
Total other expense	33,062	602
Same property NOI	$229,910	$217,157

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, Brian T. Finnegan (who currently serves as Senior Executive Vice President, Chief Operating Officer, and interim Chief Executive Officer and President), and principal financial officer, Steven T. Gallagher (who currently serves as Senior Vice President, Chief Accounting Officer, and interim Chief Financial Officer and Treasurer), concluded that BPG’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, Brian T. Finnegan (who currently serves as Senior Executive Vice President, Chief Operating Officer, and interim Chief Executive Officer) and principal financial officer, Steven T. Gallagher (who currently serves as Senior Vice President, Chief Accounting Officer, and interim Chief Financial Officer and Treasurer) concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading “Legal Matters” in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2023, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC should be carefully considered. These factors may materially affect our financial condition, operating results and cash flows. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock. As of March 31, 2024, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On March 8, 2024, Steven F. Siegel, the Company's Executive Vice President, General Counsel and Secretary adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan covers sales of up to an aggregate of 30,000 shares of the Company's common stock at price and volume thresholds and during specified trading periods between June 17, 2024 and March 8, 2025, in each case as set forth in the plan.

Except as discussed above, during the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

BRIXMOR PROPERTY GROUP INC.

Date: April 29, 2024	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date: April 29, 2024	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: April 29, 2024	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date: April 29, 2024	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)