Form 10-Q
period 2024-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2024-07-29
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 1, 2024, Brixmor Property Group Inc. had 301,345,386 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of June 30, 2024, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2024	December 31, 2023
Assets
Real estate
Land	$1,779,106	$1,794,011
Buildings and improvements	9,282,873	9,201,876
	11,061,979	10,995,887
Accumulated depreciation and amortization	(3,315,103)	(3,198,980)
Real estate, net	7,746,876	7,796,907

Cash and cash equivalents	473,615	866
Restricted cash	1,341	18,038
Marketable securities	21,985	19,914
Receivables, net	252,664	278,775
Deferred charges and prepaid expenses, net	169,872	164,061
Real estate assets held for sale	11,048	—
Other assets	53,300	54,155
Total assets	$8,730,701	$8,332,716

Liabilities
Debt obligations, net	$5,375,222	$4,933,525
Accounts payable, accrued expenses and other liabilities	500,293	548,890
Total liabilities	5,875,515	5,482,415

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 310,472,378 and 309,723,386 shares issued and 301,345,386 and 300,596,394 shares outstanding	3,013	3,006
Additional paid-in capital	3,307,357	3,310,590
Accumulated other comprehensive income (loss)	12,377	(2,700)
Distributions in excess of net income	(467,561)	(460,595)
Total equity	2,855,186	2,850,301
Total liabilities and equity	$8,730,701	$8,332,716
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$315,587	$309,192	$635,076	$620,322
Other revenues	102	601	854	915
Total revenues	315,689	309,793	635,930	621,237

Operating expenses
Operating costs	36,919	35,705	74,076	71,600
Real estate taxes	36,349	43,712	77,757	88,400
Depreciation and amortization	92,018	88,812	183,236	176,553
Impairment of real estate assets	5,280	16,736	5,280	17,836
General and administrative	29,689	28,514	58,180	57,686
Total operating expenses	200,255	213,479	398,529	412,075

Other income (expense)
Dividends and interest	6,632	57	10,509	72
Interest expense	(53,655)	(47,485)	(105,143)	(96,165)
Gain on sale of real estate assets	1,814	3,857	16,956	52,325
Gain on extinguishment of debt, net	281	4,350	281	4,350
Other	(381)	(685)	(974)	(1,090)
Total other expense	(45,309)	(39,906)	(78,371)	(40,508)

Net income	$70,125	$56,408	$159,030	$168,654

Net income per common share:
Basic	$0.23	$0.19	$0.53	$0.56
Diluted	$0.23	$0.19	$0.52	$0.56
Weighted average shares:
Basic	302,197	300,961	302,120	300,899
Diluted	302,903	302,285	302,796	302,234
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$70,125	$56,408	$159,030	$168,654
Other comprehensive income
Change in unrealized gain on interest rate swaps, net (Note 6)	2,904	6,045	15,033	2,057
Change in unrealized gain (loss) on marketable securities	(53)	(62)	44	195
Total other comprehensive income	2,851	5,983	15,077	2,252
Comprehensive income	$72,976	$62,391	$174,107	$170,906
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2023	299,916	$2,999	$3,299,496	$8,851	$(446,336)	$2,865,010
Common stock dividends ($0.2600 per common share)	—	—	—	—	(79,298)	(79,298)
Equity based compensation expense	—	—	4,518	—	—	4,518
Other comprehensive loss	—	—	—	(3,731)	—	(3,731)
Issuance of common stock	632	6	(6)	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,229)	—	—	(11,229)
Net income	—	—	—	—	112,246	112,246
Ending balance, March 31, 2023	300,548	3,005	3,292,779	5,120	(413,388)	2,887,516
Common stock dividends ($0.2600 per common share)	—	—	—	—	(78,755)	(78,755)
Equity based compensation expense	—	—	5,019	—	—	5,019
Other comprehensive income	—	—	—	5,983	—	5,983
Issuance of common stock	45	1	—	—	—	1
Net income	—	—	—	—	56,408	56,408
Ending balance, June 30, 2023	300,593	$3,006	$3,297,798	$11,103	$(435,735)	$2,876,172

Beginning balance, January 1, 2024	300,596	$3,006	$3,310,590	$(2,700)	$(460,595)	$2,850,301
Common stock dividends ($0.2725 per common share)	—	—	—	—	(83,277)	(83,277)
Equity based compensation expense	—	—	3,781	—	—	3,781
Other comprehensive income	—	—	—	12,226	—	12,226
Issuance of common stock	703	7	(7)	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(12,962)	—	—	(12,962)
Net income	—	—	—	—	88,905	88,905
Ending balance, March 31, 2024	301,299	3,013	3,301,402	9,526	(454,967)	2,858,974
Common stock dividends ($0.2725 per common share)	—	—	—	—	(82,719)	(82,719)
Equity based compensation expense	—	—	5,955	—	—	5,955
Other comprehensive income	—	—	—	2,851	—	2,851
Issuance of common stock	46	—	—	—	—	—
Net income	—	—	—	—	70,125	70,125
Ending balance, June 30, 2024	301,345	$3,013	$3,307,357	$12,377	$(467,561)	$2,855,186
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$159,030	$168,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,236	176,553
Accretion of debt premium and discount, net	(1,447)	(1,452)
Deferred financing cost amortization	3,591	3,469
Accretion of above- and below-market leases, net	(4,894)	(6,044)
Tenant inducement amortization and other	1,260	2,069
Impairment of real estate assets	5,280	17,836
Gain on sale of real estate assets	(16,956)	(52,325)
Equity based compensation	8,801	8,835
Gain on extinguishment of debt, net	(281)	(4,350)
Changes in operating assets and liabilities:
Receivables, net	23,259	8,754
Deferred charges and prepaid expenses	(20,184)	(24,208)
Other assets	(2,989)	(388)
Accounts payable, accrued expenses and other liabilities	(25,668)	(2,462)
Net cash provided by operating activities	312,038	294,941

Investing activities:
Improvements to and investments in real estate assets	(167,028)	(156,062)
Acquisitions of real estate assets	(17,470)	(1,914)
Proceeds from sales of real estate assets	69,331	145,568
Purchase of marketable securities	(14,678)	(20,273)
Proceeds from sale of marketable securities	12,751	20,772
Net cash used in investing activities	(117,094)	(11,909)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(98,500)	(375,000)
Proceeds from borrowings under unsecured revolving credit facility	80,000	250,000
Proceeds from unsecured notes and term loans	796,152	200,000
Repayment of borrowings under unsecured notes	(330,052)	(194,253)
Deferred financing and debt extinguishment costs	(7,315)	(474)
Distributions to common stockholders	(166,215)	(158,475)
Repurchases of common shares in conjunction with equity award plans	(12,962)	(11,229)
Net cash provided by (used in) financing activities	261,108	(289,431)

Net change in cash, cash equivalents and restricted cash	456,052	(6,399)
Cash, cash equivalents and restricted cash at beginning of period	18,904	21,259
Cash, cash equivalents and restricted cash at end of period	$474,956	$14,860

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$473,615	$13,646
Restricted cash	1,341	1,214
Cash, cash equivalents and restricted cash at end of period	$474,956	$14,860

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,927 and $1,898	$84,793	$95,060
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2024	December 31, 2023
Assets
Real estate
Land	$1,779,106	$1,794,011
Buildings and improvements	9,282,873	9,201,876
	11,061,979	10,995,887
Accumulated depreciation and amortization	(3,315,103)	(3,198,980)
Real estate, net	7,746,876	7,796,907

Cash and cash equivalents	473,020	866
Restricted cash	1,341	18,038
Marketable securities	21,985	19,914
Receivables, net	252,664	278,775
Deferred charges and prepaid expenses, net	169,872	164,061
Real estate assets held for sale	11,048	—
Other assets	53,300	54,155
Total assets	$8,730,106	$8,332,716

Liabilities
Debt obligations, net	$5,375,222	$4,933,525
Accounts payable, accrued expenses and other liabilities	500,293	548,911
Total liabilities	5,875,515	5,482,436

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 310,472,378 and 309,723,386 units issued and 301,345,386 and 300,596,394 units outstanding	2,842,214	2,852,980
Accumulated other comprehensive income (loss)	12,377	(2,700)
Total capital	2,854,591	2,850,280
Total liabilities and capital	$8,730,106	$8,332,716
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$315,587	$309,192	$635,076	$620,322
Other revenues	102	601	854	915
Total revenues	315,689	309,793	635,930	621,237

Operating expenses
Operating costs	36,919	35,705	74,076	71,600
Real estate taxes	36,349	43,712	77,757	88,400
Depreciation and amortization	92,018	88,812	183,236	176,553
Impairment of real estate assets	5,280	16,736	5,280	17,836
General and administrative	29,689	28,514	58,180	57,686
Total operating expenses	200,255	213,479	398,529	412,075

Other income (expense)
Dividends and interest	6,632	57	10,509	72
Interest expense	(53,655)	(47,485)	(105,143)	(96,165)
Gain on sale of real estate assets	1,814	3,857	16,956	52,325
Gain on extinguishment of debt, net	281	4,350	281	4,350
Other	(381)	(685)	(974)	(1,090)
Total other expense	(45,309)	(39,906)	(78,371)	(40,508)

Net income	$70,125	$56,408	$159,030	$168,654

Net income per common unit:
Basic	$0.23	$0.19	$0.53	$0.56
Diluted	$0.23	$0.19	$0.52	$0.56
Weighted average units:
Basic	302,197	300,961	302,120	300,899
Diluted	302,903	302,285	302,796	302,234
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$70,125	$56,408	$159,030	$168,654
Other comprehensive income (loss)
Change in unrealized gain on interest rate swaps, net (Note 6)	2,904	6,045	15,033	2,057
Change in unrealized gain (loss) on marketable securities	(53)	(62)	44	195
Total other comprehensive income	2,851	5,983	15,077	2,252
Comprehensive income	$72,976	$62,391	$174,107	$170,906
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2023	$2,855,232	$8,851	$2,864,083
Distributions to partners	(78,397)	—	(78,397)
Equity based compensation expense	4,518	—	4,518
Other comprehensive loss	—	(3,731)	(3,731)
Repurchases of OP Units in conjunction with equity award plans	(11,229)	—	(11,229)
Net income	112,246	—	112,246
Ending balance, March 31, 2023	2,882,370	5,120	2,887,490
Distributions to partners	(78,754)	—	(78,754)
Equity based compensation expense	5,019	—	5,019
Other comprehensive income	—	5,983	5,983
Issuance of OP Units	1	—	1
Net income	56,408	—	56,408
Ending balance, June 30, 2023	$2,865,044	$11,103	$2,876,147

Beginning balance, January 1, 2024	$2,852,980	$(2,700)	$2,850,280
Distributions to partners	(83,851)	—	(83,851)
Equity based compensation expense	3,781	—	3,781
Other comprehensive income	—	12,226	12,226
Repurchases of OP Units in conjunction with equity award plans	(12,962)	—	(12,962)
Net income	88,905	—	88,905
Ending balance, March 31, 2024	2,848,853	9,526	2,858,379
Distributions to partners	(82,719)	—	(82,719)
Equity based compensation expense	5,955	—	5,955
Other comprehensive income	—	2,851	2,851
Net income	70,125	—	70,125
Ending balance, June 30, 2024	$2,842,214	$12,377	$2,854,591
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$159,030	$168,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,236	176,553
Accretion of debt premium and discount, net	(1,447)	(1,452)
Deferred financing cost amortization	3,591	3,469
Accretion of above- and below-market leases, net	(4,894)	(6,044)
Tenant inducement amortization and other	1,260	2,069
Impairment of real estate assets	5,280	17,836
Gain on sale of real estate assets	(16,956)	(52,325)
Equity based compensation	8,801	8,835
Gain on extinguishment of debt, net	(281)	(4,350)
Changes in operating assets and liabilities:
Receivables, net	23,259	8,754
Deferred charges and prepaid expenses	(20,184)	(24,208)
Other assets	(2,989)	(388)
Accounts payable, accrued expenses and other liabilities	(25,668)	(2,462)
Net cash provided by operating activities	312,038	294,941

Investing activities:
Improvements to and investments in real estate assets	(167,028)	(156,062)
Acquisitions of real estate assets	(17,470)	(1,914)
Proceeds from sales of real estate assets	69,331	145,568
Purchase of marketable securities	(14,678)	(20,273)
Proceeds from sale of marketable securities	12,751	20,772
Net cash provided by used in investing activities	(117,094)	(11,909)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(98,500)	(375,000)
Proceeds from borrowings under unsecured revolving credit facility	80,000	250,000
Proceeds from unsecured notes and term loans	796,152	200,000
Repayment of borrowings under unsecured notes	(330,052)	(194,253)
Deferred financing and debt extinguishment costs	(7,315)	(474)
Partner distributions and repurchases of OP Units	(179,772)	(168,802)
Net cash provided by (used in) financing activities	260,513	(288,529)

Net change in cash, cash equivalents and restricted cash	455,457	(5,497)
Cash, cash equivalents and restricted cash at beginning of period	18,904	20,332
Cash, cash equivalents and restricted cash at end of period	$474,361	$14,835

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$473,020	$13,621
Restricted cash	1,341	1,214
Cash, cash equivalents and restricted cash at end of period	$474,361	$14,835

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,927 and $1,898	$84,793	$95,060
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly-traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of June 30, 2024, the Company’s portfolio was comprised of 360 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2024 and December 31, 2023. Open tax years generally range from 2020 through 2023 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the six months ended June 30, 2024, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
West Center	East Setauket, NY	Apr-24	42,594	$17,470
			42,594	$17,470
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes $0.2 million of transaction costs.

During the six months ended June 30, 2023, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Aurora Plaza(3)	Aurora, CO	Apr-23	N/A	$1,914
			—	$1,914
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes $0.1 million of transaction costs.
(3)The Company terminated a ground lease and acquired the associated land parcel.

The aggregate purchase price of the assets acquired during the six months ended June 30, 2024 and 2023, respectively, has been allocated as follows:

	Six Months Ended June 30,
Assets	2024	2023
Land	$4,949	$1,914
Buildings	9,315	—
Building and tenant improvements	512	—
Above-market leases(1)	95	—
In-place leases(2)	3,978	—
Total assets acquired	$18,849	$1,914

Liabilities
Below-market leases(3)	$1,379	$—
Total liabilities	1,379	—
Net assets acquired	$17,470	$1,914

(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the six months ended June 30, 2024 was 5.1 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the six months ended June 30, 2024 was 4.2 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the six months ended June 30, 2024 was 12.8 years.

3. Dispositions and Assets Held for Sale
During the three months ended June 30, 2024, the Company disposed of one partial shopping center and one land parcel for aggregate net proceeds of $0.3 million, resulting in aggregate gain of less than $0.1 million and aggregate impairment of $0.2 million. In addition, during the three months ended June 30, 2024, the Company received aggregate net proceeds of $1.8 million related to land at one shopping center previously seized through eminent domain, resulting in aggregate gain of $1.8 million. During the six months ended June 30, 2024, the Company disposed of three shopping centers, one partial shopping center, and one land parcel for aggregate net proceeds of $67.4 million, resulting in aggregate gain of $15.0 million and aggregate impairment of $0.2 million. In addition, during the six months ended June 30, 2024, the Company received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million.

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

As of June 30, 2024, the Company had one property held for sale. As of December 31, 2023, the Company had no properties held for sale. There were no liabilities associated with the property classified as held for sale. The following table presents the assets associated with the property classified as held for sale as of June 30, 2024:

Assets	June 30, 2024
Land	$3,630
Buildings and improvements	14,588
Accumulated depreciation and amortization	(7,814)
Real estate, net	10,404
Other assets	644
Assets associated with real estate assets held for sale	$11,048

There were no discontinued operations for the three and six months ended June 30, 2024 and 2023 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2024	December 31, 2023
Land	$1,779,106	$1,794,011
Buildings and improvements:
Buildings and tenant improvements	8,783,413	8,696,881
Lease intangibles(1)	499,460	504,995
	11,061,979	10,995,887
Accumulated depreciation and amortization(2)	(3,315,103)	(3,198,980)
Total	$7,746,876	$7,796,907

(1)As of June 30, 2024 and December 31, 2023, Lease intangibles consisted of $452.3 million and $456.8 million, respectively, of in-place leases and $47.1 million and $48.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of June 30, 2024 and December 31, 2023, Accumulated depreciation and amortization included $443.9 million and $445.5 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of June 30, 2024 and December 31, 2023, the Company had intangible liabilities relating to below-market leases of $326.6 million and $329.8 million, respectively, and accumulated accretion of $248.1 million and $247.2 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended June 30, 2024 and 2023 was $2.5 million and $2.7 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the six months ended June 30, 2024 and 2023 was $4.9 million and $6.0 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2024 and 2023 was $3.1 million and $3.9 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2024 and 2023 was $6.4 million and $8.4 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2024 (remaining six months)	$(4,527)	$5,852
2025	(8,018)	9,309
2026	(7,077)	6,862
2027	(6,014)	5,280
2028	(5,479)	3,891

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

The Company recognized the following impairments during the three and six months ended June 30, 2024:

Three and Six Months Ended June 30, 2024
Property Name(1)	Location	GLA	Impairment Charge
Seacoast Shopping Center	Seabrook, NH	89,634	$5,062
Victory Square - Bridgestone Outparcel(2)	Savannah, GA	6,702	218
		96,336	$5,280

(1)The Company recognized an impairment charge based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the six months ended June 30, 2024.

The Company recognized the following impairments during the three and six months ended June 30, 2023:

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
(2)The Company disposed of this property during the year ended December 31, 2023

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the six months ended June 30, 2024, the Company did not enter into any new interest rate swap agreements and terminated three outstanding interest rate swap agreements. During the year ended December 31, 2023, the Company entered into 10 interest rate swap agreements. The Company has elected to present its interest rate derivatives on its unaudited Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

In May 2024, the Company terminated three outstanding forward-starting interest rate swaps with an aggregate notional amount of $150.0 million for aggregate net proceeds of $7.3 million. The forward-starting swaps were designated as hedges against interest rate risk on the issuance of the 2034 Notes (defined herein) and the 2035 Notes (defined herein), and thus the Company ascribed gains of $1.5 million and $5.8 million, respectively, to the notes. The gains is included in Accumulated other comprehensive income (loss) on the Company's unaudited Condensed Consolidated Balance Sheets and will be amortized over the earlier of the term of the respective derivative instruments, or the term of the underlying notes, as a reduction to Interest expense on the Company’s unaudited Condensed Consolidated Statements of Operations.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2024 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5875%	$50,000	$99	$—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5960%	50,000	98	—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5860%	100,000	198	—
6/1/2022	7/26/2024	1 Month SOFR(1)	2.5850%	100,000	198	—
5/1/2023	7/26/2027	1 Month SOFR	3.5890%	100,000	1,844	—
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	1,374	—
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	459	—
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	361	—
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	360	—
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	180	—
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	178	—
				$800,000	$5,349	$—

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in unrealized gain on interest rate swaps	$6,019	$8,440	$21,223	$5,973
Accretion of interest rate swaps to interest expense	(3,115)	(2,395)	(6,190)	(3,916)
Change in unrealized gain on interest rate swaps, net	$2,904	$6,045	$15,033	$2,057

The Company estimates that $6.1 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2024 and 2023.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2024 and December 31, 2023, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of June 30, 2024 and December 31, 2023, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2024	December 31, 2023	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,888,453	$4,418,805	2.25% – 7.97%	2025 – 2035
Net unamortized premium	15,681	20,974
Net unamortized debt issuance costs	(23,090)	(17,680)
Total notes payable, net	$4,881,044	$4,422,099

Unsecured Credit Facility
Revolving Facility(3)	$—	$18,500	6.28%	2026
Term Loan Facility(3)(4)(5)	500,000	500,000	6.38%	2027
Net unamortized debt issuance costs	(5,822)	(7,074)
Total Unsecured Credit Facility and term loans	$494,178	$511,426

Total debt obligations, net	$5,375,222	$4,933,525
(1)Stated interest rates as of June 30, 2024 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 4.01% as of June 30, 2024.
(3)The Company's Revolving Facility (defined hereafter) and Term Loan Facility (defined hereafter) include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points.
(4)Effective June 1, 2022, the Company has in place four interest rate swap agreements that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 2.59% (plus a spread, currently 95 basis points) through July 26, 2024.
(5)Effective May 1, 2023, the Company has in place three interest rate swap agreements that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 3.59% (plus a spread, currently 95 basis points and SOFR adjustment of 10 basis points) through the maturity of the Term Loan Facility (defined hereafter) on July 26, 2027.

2024 Debt Transactions
The Operating Partnership has an unsecured credit facility as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan (the "Term Loan Facility"). During the six months ended June 30, 2024, the Operating Partnership repaid $18.5 million, net of borrowings, under the Revolving Facility, with proceeds from dispositions and the issuance of the 2034 Notes (defined herein).

During the six months ended June 30, 2024, the Operating Partnership repaid $300.4 million principal amount of the 3.650% Senior Notes due 2024 (the "2024 Notes"), representing all of the outstanding 2024 Notes, and $30.0 million principal amount of the 3.850% Senior Notes due 2025 (the "2025 Notes"), with $670.0 million aggregate principal amount of the 2025 Notes remaining outstanding. The Operating Partnership funded the 2024 Notes and 2025 Notes repayments with proceeds from the issuance of the 2034 Notes (defined herein) and 2035 Notes (defined herein) and dispositions. In connection with the repayment of the 2025 Notes, the Company recognized a $0.3 million gain on extinguishment of debt during the six months ended June 30, 2024.

On January 12, 2024, the Operating Partnership issued $400.0 million aggregate principal amount of Senior Notes due 2034 (the "2034 Notes") at 99.816% of par. The Operating Partnership intends to use the net proceeds for general corporate purposes, including the repayment of indebtedness. The 2034 Notes bear interest at a rate of 5.500% per annum, payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2024. The 2034 Notes will mature on February 15, 2034.

On May 28, 2024, the Operating Partnership issued $400.0 million aggregate principal amount of Senior Notes due 2035 (the "2035 Notes") at 99.222% of par. The Operating Partnership intends to use the net proceeds for general corporate purposes, including the repayment of indebtedness. The 2035 Notes bear interest at a rate of 5.750% per annum, payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2024. The 2035 Notes will mature on February 15, 2035.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2024.

Debt Maturities
As of June 30, 2024 and December 31, 2023, the Company had accrued interest of $58.2 million and $47.1 million outstanding, respectively. As of June 30, 2024, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2024 (remaining six months)	$—
2025	670,000
2026	607,542
2027	900,000
2028	357,708
Thereafter	2,853,203
Total debt maturities	5,388,453
Net unamortized premium	15,681
Net unamortized debt issuance costs	(28,912)
Total debt obligations, net	$5,375,222

As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $660.0 million outstanding principal balance on the 2025 Notes. The Company has sufficient cash and cash equivalents and liquidity to satisfy this scheduled debt maturity.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2024		December 31, 2023
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,881,044	$4,619,071	$4,422,099	$4,155,332
Unsecured Credit Facility	494,178	500,000	511,426	518,500
Total debt obligations, net	$5,375,222	$5,119,071	$4,933,525	$4,673,832
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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,985	$3,495	$18,490	$—
Interest rate derivatives	$5,349	$—	$5,349	$—

	Fair Value Measurements as of December 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,914	$656	$19,258	$—
Interest rate derivatives	$4,364	$—	$4,364	$—

Liabilities:
Interest rate derivatives	$(6,877)	$—	$(6,877)	$—
(1)As of June 30, 2024 and December 31, 2023, marketable securities included $0.1 million and $0.2 million of net unrealized losses, respectively. As of June 30, 2024, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the six months ended June 30, 2024 and year ended December 31, 2023, excluding the properties sold prior to June 30, 2024 or December 31, 2023, respectively:

	Fair Value Measurements as of June 30, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$5,723	$—	$—	$5,723	$5,062

	Fair Value Measurements as of December 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(3)(4)	$14,987	$—	$—	$14,987	$11,705

(1)Excludes properties disposed of prior to June 30, 2024.
(2)The carrying value of Seacoast Shopping Center, which was remeasured to fair value based on an income approach valuation using the direct capitalization method during the six months ended June 30, 2024, is $5.7 million. The capitalization rate of 8.00% utilized in the analysis was based upon unobservable inputs that the Company believes to be within a reasonable range of current market rates for the property.
(3)Excludes properties disposed of prior to December 31, 2023.
(4)The carrying value of The Quentin Collection, which was remeasured to fair value based on an income approach valuation using the direct capitalization method during the year ended December 31, 2023, is $15.0 million. The capitalization rate of 8.75% utilized in the analysis was based upon unobservable inputs that the Company believes to be within a reasonable range of current market rates for the property.

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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $2.3 million and $2.0 million of income based on percentage rents for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $6.6 million and $5.7 million of income based on percentage rents for the six months ended June 30, 2024 and 2023, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of June 30, 2024, the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Statements of Operations Information	2024	2023	2024	2023
Operating lease costs	$(282)	$1,407	$—	$2,818
Variable lease costs	136	123	252	262
Total lease costs	$(146)	$1,530	$252	$3,080

	Six Months Ended June 30,
Supplemental Statements of Cash Flows Information	2024	2023
Operating cash outflows from operating leases	$3,017	$3,027
ROU assets obtained in exchange for operating lease liabilities	3,558	23
ROU asset reduction due to dispositions, held for sale, and lease modifications	(6,581)	(144)

Operating Lease Liabilities	As of June 30, 2024
Future minimum operating lease payments:
2024 (remaining six months)	$442
2025	5,647
2026	4,776
2027	2,893
2028	2,052
2029	1,975
Thereafter	29,044
Total future minimum operating lease payments	46,829
Less: imputed interest	(16,062)
Operating lease liabilities	$30,767

Supplemental Balance Sheets Information	As of June 30, 2024	As of December 31, 2023
Operating lease liabilities(1)(2)	$30,767	$36,105
ROU assets(1)(3)	30,484	32,350
(1)As of June 30, 2024 and December 31, 2023, the weighted average remaining lease term was 17.8 years and 16.0 years, respectively, and the weighted average discount rate was 4.61% and 4.48%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2024 there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. During the six months ended June 30, 2024 and 2023, the Company did not issue any shares of common stock under the ATM Program. As of June 30, 2024, $400.0 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. During the six months ended June 30, 2024 and 2023, the Company did not repurchase any shares of common stock. As of June 30, 2024, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the six months ended June 30, 2024 and 2023, the Company withheld 0.6 million and 0.5 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended June 30, 2024 and 2023, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.2725 per share/unit and $0.2600 per share/unit, respectively. During the six months ended June 30, 2024 and 2023, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.5450 per share/unit and $0.5200 per share/unit, respectively. As of June 30, 2024 and December 31, 2023, the Company had declared but unpaid common stock dividends and OP Unit distributions of $85.5 million and $85.7 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.8 million and 0.7 million for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Six Months Ended June 30, 2024	Year Ended, December 31, 2023
Volatility	23.0% - 28.0%	32.0% - 52.0%
Weighted average risk-free interest rate	4.03% - 4.92%	3.79% - 5.18%
Weighted average common stock dividend yield	4.4% - 4.7%	4.3% - 4.8%

During the three months ended June 30, 2024 and 2023, the Company recognized $6.0 million and $5.0 million of equity compensation expense, respectively, of which $0.5 million and $0.4 million was capitalized, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $9.7 million and $9.5 million of equity compensation expense, respectively, of which $0.9 million and $0.7 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024, the Company had $24.6 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Computation of Basic Earnings Per Share:
Net income	$70,125	$56,408	$159,030	$168,654
Non-forfeitable dividends on unvested restricted shares	(184)	(221)	(343)	(448)
Net income attributable to the Company’s common stockholders for basic earnings per share	$69,941	$56,187	$158,687	$168,206

Weighted average number shares outstanding – basic	302,197	300,961	302,120	300,899

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.23	$0.19	$0.53	$0.56

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$69,941	$56,187	$158,687	$168,206

Weighted average shares outstanding – basic	302,197	300,961	302,120	300,899
Effect of dilutive securities:
Equity awards	706	1,324	676	1,335
Weighted average shares outstanding – diluted	302,903	302,285	302,796	302,234

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.23	$0.19	$0.52	$0.56

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Computation of Basic Earnings Per Unit:
Net income	$70,125	$56,408	$159,030	$168,654
Non-forfeitable dividends on unvested restricted units	(184)	(221)	(343)	(448)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$69,941	$56,187	$158,687	$168,206

Weighted average number common units outstanding – basic	302,197	300,961	302,120	300,899

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.23	$0.19	$0.53	$0.56

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$69,941	$56,187	$158,687	$168,206

Weighted average common units outstanding – basic	302,197	300,961	302,120	300,899
Effect of dilutive securities:
Equity awards	706	1,324	676	1,335
Weighted average common units outstanding – diluted	302,903	302,285	302,796	302,234

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.23	$0.19	$0.52	$0.56

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three and six months ended June 30, 2024 and 2023, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
As of June 30, 2024 and December 31, 2023, there were no material receivables from or payables to related parties. During the three and six months ended June 30, 2024 and 2023, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2024 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2024 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly-traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of June 30, 2024, our portfolio was comprised of 360 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of June 30, 2024, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2023, and intends to satisfy such requirements for subsequent taxable years.

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

Leasing Highlights
As of June 30, 2024, billed and leased occupancy were 91.4% and 95.4%, respectively, as compared to 90.4% and 94.1%, respectively, as of June 30, 2023.

The following table summarizes our executed leasing activity for the three months ended June 30, 2024 and 2023 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Three Months Ended June 30, 2024
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	383	2,343,546	$18.61	$3.72	$2.28	19.7%
New and renewal leases	328	1,434,942	21.42	6.07	3.72	27.7%
New leases	133	603,593	23.82	13.36	8.67	50.2%
Renewal leases	195	831,349	19.68	0.77	0.12	18.9%
Option leases	55	908,604	14.17	—	—	7.7%

For the Three Months Ended June 30, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	432	2,302,495	$19.18	$4.88	$2.46	12.9%
New and renewal leases	375	1,400,822	23.47	8.01	4.04	15.4%
New leases	136	624,684	24.30	15.29	9.03	22.4%
Renewal leases	239	776,138	22.80	2.16	0.02	13.6%
Option leases	57	901,673	12.52	—	—	8.0%
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

The following table summarizes our executed leasing activity for the six months ended June 30, 2024 and 2023 (dollars in thousands, except for PSF amounts):

For the Six Months Ended June 30, 2024
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	734	4,970,145	$17.67	$3.56	$1.99	16.8%
New and renewal leases	622	2,757,021	22.01	6.42	3.58	23.7%
New leases	250	1,312,757	22.49	11.94	7.40	45.3%
Renewal leases	372	1,444,264	21.57	1.41	0.12	15.9%
Option leases	112	2,213,124	12.26	—	—	7.4%

For the Six Months Ended June 30, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	824	4,756,467	$18.82	$5.08	$2.38	13.8%
New and renewal leases	706	2,839,228	22.84	8.52	3.99	17.2%
New leases	276	1,393,094	22.00	14.15	8.06	32.0%
Renewal leases	430	1,446,134	23.66	3.10	0.08	13.7%
Option leases	118	1,917,239	12.86	—	—	8.4%
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

Acquisition Activity
•During the six months ended June 30, 2024, we acquired one shopping center for an aggregate purchase price of $17.5 million, including any transaction costs and closing credits.

•During the six months ended June 30, 2023, we acquired one land parcel for an aggregate purchase price of $1.9 million, including any transaction costs and closing credits.

Disposition Activity
•During the six months ended June 30, 2024, we disposed of three shopping centers, one partial shopping center, and one land parcel for aggregate net proceeds of $67.4 million, resulting in aggregate gain of $15.0 million and aggregate impairment of $0.2 million. In addition, during the six months ended June 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million.

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

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Revenues (in thousands)

	Three Months Ended June 30,
	2024	2023	$ Change
Revenues
Rental income	$315,587	$309,192	$6,395
Other revenues	102	601	(499)
Total revenues	$315,689	$309,793	$5,896

Rental income
The increase in rental income for the three months ended June 30, 2024 of $6.4 million, as compared to the corresponding period in 2023, was due to a $9.4 million increase for assets owned for the full period, partially offset by a $3.0 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) an $8.2 million increase in base rent; (ii) a $0.6 million increase in rental income associated with revenues deemed uncollectible; (iii) a $0.5 million increase in straight-line rental income, net; (iv) a $0.4 million increase in percentage rents; (v) a $0.3 million increase in lease termination fees; (vi) a $0.2 million increase in ancillary and other rental income; and (vii) a $0.2 million increase in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; partially offset by (viii) a $1.0 million decrease in expense reimbursements. The $8.2 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 16.8% during the six months ended June 30, 2024 and 15.3% during the year ended December 31, 2023, and an increase in weighted average billed occupancy.

Other revenues
The decrease in other revenues for the three months ended June 30, 2024 of $0.5 million as compared to the corresponding period in 2023, was primarily due to a decrease in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2024	2023	$ Change
Operating expenses
Operating costs	$36,919	$35,705	$1,214
Real estate taxes	36,349	43,712	(7,363)
Depreciation and amortization	92,018	88,812	3,206
Impairment of real estate assets	5,280	16,736	(11,456)
General and administrative	29,689	28,514	1,175
Total operating expenses	$200,255	$213,479	$(13,224)

Operating costs
The increase in operating costs for the three months ended June 30, 2024 of $1.2 million, as compared to the corresponding period in 2023, was due to a $2.2 million increase in operating costs for assets owned for the full period, primarily due to increases in repairs and maintenance and insurance, partially offset by a $1.0 million decrease due to net transaction activity.

Real estate taxes
The decrease in real estate taxes for the three months ended June 30, 2024 of $7.4 million, as compared to the corresponding period in 2023, was due to a $6.4 million decrease in real estate taxes for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments, a decrease in current year assessments, and an increase in real estate tax refunds, in addition to a $1.0 million decrease due to net transaction activity.
Depreciation and amortization
The increase in depreciation and amortization for the three months ended June 30, 2024 of $3.2 million, as compared to the corresponding period in 2023, was due to a $3.9 million increase for assets owned for the full period primarily due to an increase in capital expenditures, partially offset by a $0.7 million decrease attributable to net transaction activity and a decrease in accelerated depreciation and amortization related to tenant move-outs.

Impairment of real estate assets
During the three months ended June 30, 2024, aggregate impairment of $5.3 million was recognized on one partial shopping center, as a result of disposition activity, and one operating property. During the three months ended June 30, 2023, aggregate impairment of $16.7 million was recognized on two shopping centers and two partial shopping centers, as a result of disposition activity, and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs of $1.2 million for the three months ended June 30, 2024, as compared to the corresponding period in 2023, was primarily due to an increase in net compensation costs, partially offset by a decrease in office rent expenses.

During the three months ended June 30, 2024 and 2023, construction compensation costs of $5.0 million and $4.3 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.7 million and $1.0 million, respectively, and leasing commission costs of $2.0 million and $1.8 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2024	2023	$ Change
Other income (expense)
Dividends and interest	$6,632	$57	$6,575
Interest expense	(53,655)	(47,485)	(6,170)
Gain on sale of real estate assets	1,814	3,857	(2,043)
Gain on extinguishment of debt, net	281	4,350	(4,069)
Other	(381)	(685)	304
Total other expense	$(45,309)	$(39,906)	$(5,403)

Dividends and interest
The increase in dividends and interest for the three months ended June 30, 2024 of $6.6 million, as compared to the corresponding period in 2023 was primarily due to an increase in interest income associated with higher cash and cash equivalent balances and a higher weighted average interest rate return.

Interest expense
The increase in interest expense for the three months ended June 30, 2024 of $6.2 million, as compared to the corresponding period in 2023, was primarily due to higher overall debt obligations, in addition to a higher weighted average interest rate.

Gain on sale of real estate assets
During the three months ended June 30, 2024, one land parcel was disposed of resulting in aggregate gain of less than $0.1 million. In addition, during the three months ended June 30, 2024, we received aggregate net proceeds of $1.8 million related to land at one shopping center previously seized through eminent domain, resulting in aggregate gain of $1.8 million. During the three months ended June 30, 2023, three partial shopping centers were disposed of resulting in aggregate gain of $3.6 million. In addition, during the three months ended June 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset and resolved contingencies related to a previously disposed asset, resulting in net gain of $0.2 million.

Gain on extinguishment of debt, net
During the three months ended June 30, 2024, we repurchased $30.0 million of the $700.0 million 3.85% Senior Notes due 2025 (the "2025 Notes") then outstanding, resulting in a $0.3 million gain on extinguishment of debt. During the three months ended June 30, 2023, we repurchased $199.6 million of the $500.0 million 3.65% Senior Notes due 2024 (the "2024 Notes") then outstanding, resulting in a $4.3 million gain on extinguishment of debt.

Other
The decrease in other expense for the three months ended June 30, 2024 of $0.3 million, as compared to the corresponding period in 2023, was primarily due to a decrease in anticipated environmental remediation costs.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Revenues (in thousands)

	Six Months Ended June 30,
	2024	2023	$ Change
Revenues
Rental income	$635,076	$620,322	$14,754
Other revenues	854	915	(61)
Total revenues	$635,930	$621,237	$14,693

Rental income
The increase in rental income for the six months ended June 30, 2024 of $14.8 million, as compared to the corresponding period in 2023, was due to a $22.1 million increase for assets owned for the full period, partially offset by a $7.3 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) a $16.3 million increase in base rent; (ii) a $4.2 million increase in straight-line rental income, net; (iii) a $1.9 million increase in rental income associated with revenues deemed uncollectible; (iv) a $0.9 million increase in percentage rents; (v) a $0.6 million increase in ancillary and other rental income; and (vi) a $0.5 million increase in expense reimbursements; partially offset by (vii) a $1.6 million decrease in lease termination fees; and (viii) a $0.7 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The $16.3 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 16.8% during the six months ended June 30, 2024 and 15.3% during the year ended December 31, 2023, and an increase in weighted average billed occupancy.

Other revenues
Other revenues remained generally consistent for the six months ended June 30, 2024 as compared to the corresponding period in 2023.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2024	2023	$ Change
Operating expenses
Operating costs	$74,076	$71,600	$2,476
Real estate taxes	77,757	88,400	(10,643)
Depreciation and amortization	183,236	176,553	6,683
Impairment of real estate assets	5,280	17,836	(12,556)
General and administrative	58,180	57,686	494
Total operating expenses	$398,529	$412,075	$(13,546)

Operating costs
The increase in operating costs for the six months ended June 30, 2024 of $2.5 million, as compared to the corresponding period in 2023, was due to a $4.3 million increase in operating costs for assets owned for the full period, primarily due to increases in repairs and maintenance and insurance, partially offset by a $1.8 million decrease due to net transaction activity.

Real estate taxes
The decrease in real estate taxes for the six months ended June 30, 2024 of $10.6 million, as compared to the corresponding period in 2023, was due to an $8.9 million decrease in real estate taxes for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments, a decrease in current year assessments, and an increase in real estate tax refunds, in addition to a $1.7 million decrease due to net transaction activity.
Depreciation and amortization
The increase in depreciation and amortization for the six months ended June 30, 2024 of $6.7 million, as compared to the corresponding period in 2023, was due to an $8.6 million increase for assets owned for the full period primarily due to an increase in capital expenditures and an increase in accelerated depreciation and amortization related to tenant move-outs, partially offset by a $1.9 million decrease attributable to net transaction activity.

Impairment of real estate assets
During the six months ended June 30, 2024, aggregate impairment of $5.3 million was recognized on one partial shopping center, as a result of disposition activity, and one operating property. During the six months ended June 30, 2023, aggregate impairment of $17.8 million was recognized on two shopping centers and two partial shopping centers, as a result of disposition activity, and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs of $0.5 million for the six months ended June 30, 2024, as compared to the corresponding period in 2023, was primarily due to an increase in net compensation costs, partially offset by a decrease in office rent expenses.

During the six months ended June 30, 2024 and 2023, construction compensation costs of $10.0 million and $8.9 million, respectively, were capitalized to building and improvements and leasing legal costs of $1.7 million and $2.4 million, respectively, and leasing commission costs of $4.1 million and $4.0 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2024	2023	$ Change
Other income (expense)
Dividends and interest	$10,509	$72	$10,437
Interest expense	(105,143)	(96,165)	(8,978)
Gain on sale of real estate assets	16,956	52,325	(35,369)
Gain on extinguishment of debt, net	281	4,350	(4,069)
Other	(974)	(1,090)	116
Total other expense	$(78,371)	$(40,508)	$(37,863)

Dividends and interest
The increase in dividends and interest for the six months ended June 30, 2024 of $10.4 million, as compared to the corresponding period in 2023 was primarily due to an increase in interest income associated with higher cash and cash equivalent balances and a higher weighted average interest rate return.

Interest expense
The increase in interest expense for the six months ended June 30, 2024 of $9.0 million, as compared to the corresponding period in 2023, was primarily due to higher overall debt obligations, in addition to a higher weighted average interest rate.

Gain on sale of real estate assets
During the six months ended June 30, 2024, three shopping centers and one land parcel were disposed of resulting in aggregate gain of $15.0 million. In addition, during the six months ended June 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million. During the six months ended June 30, 2023, six shopping centers and five partial shopping centers were disposed of resulting in aggregate gain of $52.1 million. In addition, during the six months ended June 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset, resulting in net gain of $0.2 million.

Gain on extinguishment of debt, net
During the six months ended June 30, 2024, we repurchased $30.0 million of the $700.0 million 2025 Notes then outstanding, resulting in a $0.3 million gain on extinguishment of debt. During the six months ended June 30, 2023, we repurchased $199.6 million of the $500.0 million 2024 Notes then outstanding, resulting in a $4.3 million gain on extinguishment of debt.

Other
Other expense remained generally consistent for the six months ended June 30, 2024 as compared to the corresponding period in 2023.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our unsecured credit facility as amended and restated April 28, 2022 (the "Unsecured Credit Facility") is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). As of June 30, 2024, we had $1.72 billion of available liquidity, including $1.25 billion available under our Revolving Facility and $475.0 million of cash, cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended June 30, 2025 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of June 30, 2024 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended June 30, 2025	Thereafter
Debt maturities (1)	$670.0	$4,718.5
Interest payments (1)(2)	210.2	940.7
Operating leases	3.3	43.5
Total	$883.5	$5,702.7

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of June 30, 2024. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of these and other factors that could impact interest payments.

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

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the second and third quarters of 2024:

	Second Quarter 2024	Third Quarter 2024
Dividend declared per common share	$0.2725	$0.2725
Dividend declaration date	April 25, 2024	July 24, 2024
Dividend record date	July 2, 2024	October 2, 2024
Dividend payable date	July 15, 2024	October 15, 2024

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash provided by operating activities	$312,038	$294,941	$17,097
Net cash used in investing activities	(117,094)	(11,909)	(105,185)
Net cash provided by (used in) financing activities	261,108	(289,431)	550,539

Net change in cash, cash equivalents and restricted cash	456,052	(6,399)	462,451
Cash, cash equivalents and restricted cash at beginning of period	18,904	21,259	(2,355)
Cash, cash equivalents and restricted cash at end of period	$474,956	$14,860	$460,096

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash provided by operating activities	$312,038	$294,941	$17,097
Net cash used in investing activities	(117,094)	(11,909)	(105,185)
Net cash provided by (used in) financing activities	260,513	(288,529)	549,042

Net change in cash, cash equivalents and restricted cash	455,457	(5,497)	460,954
Cash, cash equivalents and restricted cash at beginning of period	18,904	20,332	(1,428)
Cash, cash equivalents and restricted cash at end of period	$474,361	$14,835	$459,526

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the six months ended June 30, 2024, our net cash provided by operating activities increased $17.1 million as compared to the corresponding period in 2023. The increase was primarily due to (i) an increase in same property net operating income; (ii) an increase in cash inflows for dividends and interest income; (iii) a decrease in cash outflows for interest expense; and (iv) a decrease in cash outflows for general and administrative expense; partially offset by (v) a decrease in cash from net working capital; (vi) a decrease in net operating income due to net transaction activity and other non-same property net operating income; and (vii) a decrease in lease termination fees.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the six months ended June 30, 2024, our net cash used in investing activities increased $105.2 million as compared to the corresponding period in 2023. The increase was primarily due to (i) a decrease of $76.2 million in net proceeds from sales of real estate assets; (ii) an increase of $15.6 million in acquisitions of real estate assets; (iii) an increase of $11.0 million in improvements to and investments in real estate assets; and (iv) a decrease of $2.4 million in sales of marketable securities, net of purchases.

Improvements to and investments in real estate assets
During the six months ended June 30, 2024 and 2023, we expended $167.0 million and $156.1 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $3.1 million and $0.2 million, respectively, which were received during the six months ended June 30, 2024 and 2023.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of June 30, 2024, we had 44 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $509.6 million, of which $231.0 million had been incurred as of June 30, 2024. In addition, we have identified a pipeline of future redevelopment projects aggregating over $600 million of potential capital investment, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the six months ended June 30, 2024, we acquired one shopping center for an aggregate purchase price of $17.5 million, including transaction costs and closing credits. During the six months ended June 30, 2023, we acquired one land parcel for an aggregate purchase price of $1.9 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the six months ended June 30, 2024, we disposed of three shopping centers, one partial shopping center, and one land parcel for aggregate net proceeds of $67.4 million. In addition, during the six months ended June 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets. During the six months ended June 30, 2023, we disposed of eight shopping centers and seven partial shopping centers for aggregate net proceeds of $145.3 million.

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

During the six months ended June 30, 2024, our net cash provided by (used in) financing activities increased $550.5 million as compared to the corresponding period in 2023. The increase was primarily due to (i) a $566.8 million increase in debt borrowings, net of repayments; partially offset by (ii) a $7.7 million increase in distributions to our common stockholders; (iii) a $6.9 million increase in deferred financing and debt extinguishment costs; and (iv) a $1.7 million increase in repurchases of common stock.

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

Our reconciliation of net income to Nareit FFO for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$70,125	$56,408	$159,030	$168,654
Depreciation and amortization related to real estate	90,218	87,806	179,891	174,554
Gain on sale of real estate assets	(1,814)	(3,857)	(16,956)	(52,325)
Impairment of real estate assets	5,280	16,736	5,280	17,836
Nareit FFO	$163,809	$157,093	$327,245	$308,719
Nareit FFO per diluted share	$0.54	$0.52	$1.08	$1.02
Weighted average diluted shares outstanding	302,903	302,285	302,796	302,234

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

Comparison of the Three and Six Months Ended June 30, 2024 to the Three and Six Months Ended June 30, 2023

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Number of properties	355	355	—	354	354	—
Percent billed	91.4%	90.5%	0.9%	91.4%	90.5%	0.9%
Percent leased	95.4%	94.2%	1.2%	95.4%	94.2%	1.2%

Revenues
Rental income	$302,522	$294,185	$8,337	$608,148	$587,775	$20,373
Other revenues	102	601	(499)	854	915	(61)
	302,624	294,786	7,838	609,002	588,690	20,312
Operating expenses
Operating costs	(36,629)	(34,383)	(2,246)	(72,913)	(68,511)	(4,402)
Real estate taxes	(36,525)	(42,947)	6,422	(77,454)	(86,316)	8,862
	(73,154)	(77,330)	4,176	(150,367)	(154,827)	4,460
Same property NOI	$229,470	$217,456	$12,014	$458,635	$433,863	$24,772

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$70,125	$56,408	$159,030	$168,654
Adjustments:
Non-same property NOI	(2,195)	(3,247)	(5,032)	(8,754)
Lease termination fees	(959)	(676)	(1,349)	(2,945)
Straight-line rental income, net	(7,981)	(7,421)	(15,536)	(11,422)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(1,810)	(1,568)	(3,534)	(4,236)
Straight-line ground rent expense, net	(6)	(8)	(11)	(17)
Depreciation and amortization	92,018	88,812	183,236	176,553
Impairment of real estate assets	5,280	16,736	5,280	17,836
General and administrative	29,689	28,514	58,180	57,686
Total other expense	45,309	39,906	78,371	40,508
Same property NOI	$229,470	$217,456	$458,635	$433,863

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

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor (who currently serves as Chief Executive Officer), and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer), concluded that BPG’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor (who currently serves as Chief Executive Officer) and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer) concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, the Company did not repurchase any shares of its common stock. As of June 30, 2024, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Thirteenth Supplemental Indenture, dated May 28, 2024, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	5/28/2024	4.2
4.2	Form of Global Note representing the Notes (included in Exhibit 4.1)	8-K	001-36160	5/28/2024	4.3
10.1	Letter Agreement, dated April 30, 2024, by and between Brixmor Property Group Inc. and Steven T. Gallagher	8-K	001-36160	4/30/2024	10.1
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: July 29, 2024	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2024	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2024	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: July 29, 2024	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2024	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2024	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)