Form 10-Q
period 2024-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2024-10-28
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
100 Park Avenue, New York, New York 10017
(Address of Principal Executive Offices) (Zip Code)
212-869-3000
(Registrant’s Telephone Number, Including Area Code)
450 Lexington Avenue, New York, New York 10017
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
As of October 1, 2024, Brixmor Property Group Inc. had 302,063,370 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of September 30, 2024, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2024	December 31, 2023
Assets
Real estate
Land	$1,791,843	$1,794,011
Buildings and improvements	9,373,627	9,201,876
	11,165,470	10,995,887
Accumulated depreciation and amortization	(3,372,860)	(3,198,980)
Real estate, net	7,792,610	7,796,907

Cash and cash equivalents	451,326	866
Restricted cash	1,121	18,038
Marketable securities	21,205	19,914
Receivables, net	260,571	278,775
Deferred charges and prepaid expenses, net	172,947	164,061
Other assets	50,037	54,155
Total assets	$8,749,817	$8,332,716

Liabilities
Debt obligations, net	$5,338,681	$4,933,525
Accounts payable, accrued expenses and other liabilities	530,560	548,890
Total liabilities	5,869,241	5,482,415

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 311,190,362 and 309,723,386 shares issued and 302,063,370 and 300,596,394 shares outstanding	3,020	3,006
Additional paid-in capital	3,331,941	3,310,590
Accumulated other comprehensive loss	(759)	(2,700)
Distributions in excess of net income	(453,626)	(460,595)
Total equity	2,880,576	2,850,301
Total liabilities and equity	$8,749,817	$8,332,716
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$319,989	$307,118	$955,065	$927,440
Other revenues	693	196	1,547	1,111
Total revenues	320,682	307,314	956,612	928,551

Operating expenses
Operating costs	36,442	35,058	110,518	106,658
Real estate taxes	42,902	42,156	120,659	130,556
Depreciation and amortization	94,829	96,254	278,065	272,807
Impairment of real estate assets	5,863	—	11,143	17,836
General and administrative	30,250	29,182	88,430	86,868
Total operating expenses	210,286	202,650	608,815	614,725

Other income (expense)
Dividends and interest	5,289	273	15,798	345
Interest expense	(55,410)	(47,364)	(160,553)	(143,529)
Gain on sale of real estate assets	37,018	6,712	53,974	59,037
Gain on extinguishment of debt, net	273	6	554	4,356
Other	(726)	(555)	(1,700)	(1,645)
Total other expense	(13,556)	(40,928)	(91,927)	(81,436)

Net income	$96,840	$63,736	$255,870	$232,390

Net income per common share:
Basic	$0.32	$0.21	$0.84	$0.77
Diluted	$0.32	$0.21	$0.84	$0.77
Weighted average shares:
Basic	302,676	301,007	302,518	300,955
Diluted	303,608	302,511	303,377	302,447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$96,840	$63,736	$255,870	$232,390
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(13,484)	962	1,549	3,019
Change in unrealized gain on marketable securities	348	127	392	322
Total other comprehensive income (loss)	(13,136)	1,089	1,941	3,341
Comprehensive income	$83,704	$64,825	$257,811	$235,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Total
Beginning balance, January 1, 2023	299,916	$2,999	$3,299,496	$8,851	$(446,336)	$2,865,010
Common stock dividends ($0.2600 per common share)	—	—	—	—	(79,298)	(79,298)
Equity based compensation expense	—	—	4,518	—	—	4,518
Other comprehensive loss	—	—	—	(3,731)	—	(3,731)
Issuance of common stock	632	6	(6)	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,229)	—	—	(11,229)
Net income	—	—	—	—	112,246	112,246
Ending balance, March 31, 2023	300,548	3,005	3,292,779	5,120	(413,388)	2,887,516
Common stock dividends ($0.2600 per common share)	—	—	—	—	(78,755)	(78,755)
Equity based compensation expense	—	—	5,019	—	—	5,019
Other comprehensive income	—	—	—	5,983	—	5,983
Issuance of common stock	45	1	—	—	—	1
Net income	—	—	—	—	56,408	56,408
Ending balance, June 30, 2023	300,593	3,006	3,297,798	11,103	(435,735)	2,876,172
Common stock dividends ($0.2600 per common share)	—	—	—	—	(78,754)	(78,754)
Equity based compensation expense	—	—	6,139	—	—	6,139
Other comprehensive income	—	—	—	1,089	—	1,089
Issuance of common stock	3	—	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(2)	—	—	(2)
Net income	—	—	—	—	63,736	63,736
Ending balance, September 30, 2023	300,596	$3,006	$3,303,935	$12,192	$(450,753)	$2,868,380

Beginning balance, January 1, 2024	300,596	$3,006	$3,310,590	$(2,700)	$(460,595)	$2,850,301
Common stock dividends ($0.2725 per common share)	—	—	—	—	(83,277)	(83,277)
Equity based compensation expense	—	—	3,781	—	—	3,781
Other comprehensive income	—	—	—	12,226	—	12,226
Issuance of common stock	703	7	(7)	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(12,962)	—	—	(12,962)
Net income	—	—	—	—	88,905	88,905
Ending balance, March 31, 2024	301,299	3,013	3,301,402	9,526	(454,967)	2,858,974
Common stock dividends ($0.2725 per common share)	—	—	—	—	(82,719)	(82,719)
Equity based compensation expense	—	—	5,955	—	—	5,955
Other comprehensive income	—	—	—	2,851	—	2,851
Issuance of common stock	46	—	—	—	—	—
Net income	—	—	—	—	70,125	70,125
Ending balance, June 30, 2024	301,345	3,013	3,307,357	12,377	(467,561)	2,855,186
Common stock dividends ($0.2725 per common share)	—	—	—	—	(82,905)	(82,905)
Equity based compensation expense	—	—	5,375	—	—	5,375
Other comprehensive loss	—	—	—	(13,136)	—	(13,136)
Issuance of common stock	718	7	19,228	—	—	19,235
Repurchases of common shares in conjunction with equity award plans	—	—	(19)	—	—	(19)
Net income	—	—	—	—	96,840	96,840
Ending balance, September 30, 2024	302,063	$3,020	$3,331,941	$(759)	$(453,626)	$2,880,576
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$255,870	$232,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,065	272,807
Accretion of debt premium and discount, net	(2,148)	(2,198)
Deferred financing cost amortization	5,369	5,163
Accretion of above- and below-market leases, net	(7,271)	(9,361)
Tenant inducement amortization and other	1,937	3,205
Impairment of real estate assets	11,143	17,836
Gain on sale of real estate assets	(53,974)	(59,037)
Equity based compensation	13,855	14,559
Gain on extinguishment of debt, net	(554)	(4,356)
Changes in operating assets and liabilities:
Receivables, net	13,671	(937)
Deferred charges and prepaid expenses	(30,780)	(37,619)
Other assets	(642)	(760)
Accounts payable, accrued expenses and other liabilities	(15,027)	21,820
Net cash provided by operating activities	469,514	453,512

Investing activities:
Improvements to and investments in real estate assets	(255,423)	(254,426)
Acquisitions of real estate assets	(81,862)	(1,914)
Proceeds from sales of real estate assets	141,901	162,194
Purchase of marketable securities	(26,064)	(20,442)
Proceeds from sale of marketable securities	25,264	21,566
Net cash used in investing activities	(196,184)	(93,022)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(98,500)	(480,000)
Proceeds from borrowings under unsecured revolving credit facility	80,000	360,000
Proceeds from unsecured notes and term loans	796,152	200,000
Repayment of borrowings under unsecured notes	(367,449)	(194,254)
Deferred financing and debt extinguishment costs	(7,714)	(700)
Proceeds from issuances of common shares	19,280	—
Distributions to common stockholders	(248,576)	(236,881)
Repurchases of common shares in conjunction with equity award plans	(12,980)	(11,231)
Net cash provided by (used in) financing activities	160,213	(363,066)

Net change in cash, cash equivalents and restricted cash	433,543	(2,576)
Cash, cash equivalents and restricted cash at beginning of period	18,904	21,259
Cash, cash equivalents and restricted cash at end of period	$452,447	$18,683

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$451,326	$861
Restricted cash	1,121	17,822
Cash, cash equivalents and restricted cash at end of period	$452,447	$18,683

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,887 and $2,987	$151,862	$144,271
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2024	December 31, 2023
Assets
Real estate
Land	$1,791,843	$1,794,011
Buildings and improvements	9,373,627	9,201,876
	11,165,470	10,995,887
Accumulated depreciation and amortization	(3,372,860)	(3,198,980)
Real estate, net	7,792,610	7,796,907

Cash and cash equivalents	450,666	866
Restricted cash	1,121	18,038
Marketable securities	21,205	19,914
Receivables, net	260,571	278,775
Deferred charges and prepaid expenses, net	172,947	164,061
Other assets	50,037	54,155
Total assets	$8,749,157	$8,332,716

Liabilities
Debt obligations, net	$5,338,681	$4,933,525
Accounts payable, accrued expenses and other liabilities	530,560	548,911
Total liabilities	5,869,241	5,482,436

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 311,190,362 and 309,723,386 units issued and 302,063,370 and 300,596,394 units outstanding	2,880,675	2,852,980
Accumulated other comprehensive loss	(759)	(2,700)
Total capital	2,879,916	2,850,280
Total liabilities and capital	$8,749,157	$8,332,716
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$319,989	$307,118	$955,065	$927,440
Other revenues	693	196	1,547	1,111
Total revenues	320,682	307,314	956,612	928,551

Operating expenses
Operating costs	36,442	35,058	110,518	106,658
Real estate taxes	42,902	42,156	120,659	130,556
Depreciation and amortization	94,829	96,254	278,065	272,807
Impairment of real estate assets	5,863	—	11,143	17,836
General and administrative	30,250	29,182	88,430	86,868
Total operating expenses	210,286	202,650	608,815	614,725

Other income (expense)
Dividends and interest	5,289	273	15,798	345
Interest expense	(55,410)	(47,364)	(160,553)	(143,529)
Gain on sale of real estate assets	37,018	6,712	53,974	59,037
Gain on extinguishment of debt, net	273	6	554	4,356
Other	(726)	(555)	(1,700)	(1,645)
Total other expense	(13,556)	(40,928)	(91,927)	(81,436)

Net income	$96,840	$63,736	$255,870	$232,390

Net income per common unit:
Basic	$0.32	$0.21	$0.84	$0.77
Diluted	$0.32	$0.21	$0.84	$0.77
Weighted average units:
Basic	302,676	301,007	302,518	300,955
Diluted	303,608	302,511	303,377	302,447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$96,840	$63,736	$255,870	$232,390
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(13,484)	962	1,549	3,019
Change in unrealized gain on marketable securities	348	127	392	322
Total other comprehensive income (loss)	(13,136)	1,089	1,941	3,341
Comprehensive income	$83,704	$64,825	$257,811	$235,731
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2023	$2,855,232	$8,851	$2,864,083
Distributions to partners	(78,397)	—	(78,397)
Equity based compensation expense	4,518	—	4,518
Other comprehensive loss	—	(3,731)	(3,731)
Repurchases of OP Units in conjunction with equity award plans	(11,229)	—	(11,229)
Net income	112,246	—	112,246
Ending balance, March 31, 2023	2,882,370	5,120	2,887,490
Distributions to partners	(78,754)	—	(78,754)
Equity based compensation expense	5,019	—	5,019
Other comprehensive income	—	5,983	5,983
Issuance of OP Units	1	—	1
Net income	56,408	—	56,408
Ending balance, June 30, 2023	2,865,044	11,103	2,876,147
Distributions to partners	(78,752)	—	(78,752)
Equity based compensation expense	6,139	—	6,139
Other comprehensive income	—	1,089	1,089
Repurchases of OP Units in conjunction with equity award plans	(2)	—	(2)
Net income	63,736	—	63,736
Ending balance, September 30, 2023	$2,856,165	$12,192	$2,868,357

Beginning balance, January 1, 2024	$2,852,980	$(2,700)	$2,850,280
Distributions to partners	(83,851)	—	(83,851)
Equity based compensation expense	3,781	—	3,781
Other comprehensive income	—	12,226	12,226
Repurchases of OP Units in conjunction with equity award plans	(12,962)	—	(12,962)
Net income	88,905	—	88,905
Ending balance, March 31, 2024	2,848,853	9,526	2,858,379
Distributions to partners	(82,719)	—	(82,719)
Equity based compensation expense	5,955	—	5,955
Other comprehensive income	—	2,851	2,851
Net income	70,125	—	70,125
Ending balance, June 30, 2024	2,842,214	12,377	2,854,591
Distributions to partners	(82,970)	—	(82,970)
Equity based compensation expense	5,375	—	5,375
Other comprehensive loss	—	(13,136)	(13,136)
Issuance of OP Units	19,235	—	19,235
Repurchases of OP Units in conjunction with equity award plans	(19)	—	(19)
Net income	96,840	—	96,840
Ending balance, September 30, 2024	$2,880,675	$(759)	$2,879,916
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$255,870	$232,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,065	272,807
Accretion of debt premium and discount, net	(2,148)	(2,198)
Deferred financing cost amortization	5,369	5,163
Accretion of above- and below-market leases, net	(7,271)	(9,361)
Tenant inducement amortization and other	1,937	3,205
Impairment of real estate assets	11,143	17,836
Gain on sale of real estate assets	(53,974)	(59,037)
Equity based compensation	13,855	14,559
Gain on extinguishment of debt, net	(554)	(4,356)
Changes in operating assets and liabilities:
Receivables, net	13,671	(937)
Deferred charges and prepaid expenses	(30,780)	(37,619)
Other assets	(642)	(760)
Accounts payable, accrued expenses and other liabilities	(15,027)	21,820
Net cash provided by operating activities	469,514	453,512

Investing activities:
Improvements to and investments in real estate assets	(255,423)	(254,426)
Acquisitions of real estate assets	(81,862)	(1,914)
Proceeds from sales of real estate assets	141,901	162,194
Purchase of marketable securities	(26,064)	(20,442)
Proceeds from sale of marketable securities	25,264	21,566
Net cash provided by used in investing activities	(196,184)	(93,022)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(98,500)	(480,000)
Proceeds from borrowings under unsecured revolving credit facility	80,000	360,000
Proceeds from unsecured notes and term loans	796,152	200,000
Repayment of borrowings under unsecured notes	(367,449)	(194,254)
Deferred financing and debt extinguishment costs	(7,714)	(700)
Proceeds from issuances of OP Units	19,280	—
Partner distributions and repurchases of OP Units	(262,216)	(247,185)
Net cash provided by (used in) financing activities	159,553	(362,139)

Net change in cash, cash equivalents and restricted cash	432,883	(1,649)
Cash, cash equivalents and restricted cash at beginning of period	18,904	20,332
Cash, cash equivalents and restricted cash at end of period	$451,787	$18,683

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$450,666	$861
Restricted cash	1,121	17,822
Cash, cash equivalents and restricted cash at end of period	$451,787	$18,683

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,887 and $2,987	$151,862	$144,271
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of September 30, 2024, the Company’s portfolio was comprised of 360 shopping centers (the "Portfolio") totaling approximately 63 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2024 and December 31, 2023. Open tax years generally range from 2021 through 2023 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
Any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the nine months ended September 30, 2024, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
West Center	East Setauket, NY	Apr-24	42,594	$17,470
The Fresh Market Shoppes	Hilton Head Island, SC	Jul-24	86,398	23,848
Land at King's Market	Roswell, GA	Jul-24	N/A	2,337
Acton Plaza	Acton, MA	Aug-24	137,572	38,207
			266,564	$81,862
(1)No debt was assumed related to the listed acquisitions.
(2)Aggregate purchase price includes $0.7 million of transaction costs.

During the nine months ended September 30, 2023, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Aurora Plaza(3)	Aurora, CO	Apr-23	N/A	$1,914
			—	$1,914
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes $0.1 million of transaction costs.
(3)The Company terminated a ground lease and acquired the associated land parcel.

The aggregate purchase price of the assets acquired during the nine months ended September 30, 2024 and 2023, respectively, has been allocated as follows:

	Nine Months Ended September 30,
Assets	2024	2023
Land	$23,451	$1,914
Buildings	42,039	—
Building and tenant improvements	4,312	—
Above-market leases(1)	169	—
In-place leases(2)	18,009	—
Total assets acquired	$87,980	$1,914

Liabilities
Below-market leases(3)	$6,118	$—
Total liabilities	6,118	—
Net assets acquired	$81,862	$1,914

(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the nine months ended September 30, 2024 was 5.3 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the nine months ended September 30, 2024 was 4.5 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the nine months ended September 30, 2024 was 14.4 years.

3. Dispositions and Assets Held for Sale
During the three months ended September 30, 2024, the Company disposed of two shopping centers, three partial shopping centers, and one land parcel for aggregate net proceeds of $72.6 million, resulting in aggregate gain of $37.0 million and aggregate impairment of $0.3 million. In addition, during the three months ended September 30, 2024, the Company resolved contingencies related to previously disposed assets, resulting in a net loss of less than $0.1 million. During the nine months ended September 30, 2024, the Company disposed of five shopping centers, four partial shopping centers, and two land parcels for aggregate net proceeds of $140.0 million, resulting in aggregate gain of $52.1 million and aggregate impairment of $0.5 million. In addition, during the nine months ended September 30, 2024, the Company received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million.

During the three months ended September 30, 2023, the Company disposed of one shopping center and one partial shopping center for aggregate net proceeds of $16.6 million, resulting in aggregate gain of $6.8 million. In addition, during the three months ended September 30, 2023, the Company resolved contingencies related to previously disposed assets, resulting in a net loss of $0.1 million. During the nine months ended September 30, 2023, the Company disposed of nine shopping centers and eight partial shopping centers for aggregate net proceeds of $161.9 million, resulting in aggregate gain of $58.9 million and aggregate impairment of $6.1 million. In addition, during the nine months ended September 30, 2023, the Company received aggregate net proceeds of $0.3 million related to a non-operating asset and resolved contingencies related to a previously disposed asset, resulting in net gain of $0.1 million.

As of September 30, 2024 and December 31, 2023, the Company had no properties held for sale.

There were no discontinued operations for the three and nine months ended September 30, 2024 and 2023 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2024	December 31, 2023
Land	$1,791,843	$1,794,011
Buildings and improvements:
Buildings and tenant improvements	8,872,234	8,696,881
Lease intangibles(1)	501,393	504,995
	11,165,470	10,995,887
Accumulated depreciation and amortization(2)	(3,372,860)	(3,198,980)
Total	$7,792,610	$7,796,907

(1)As of September 30, 2024 and December 31, 2023, Lease intangibles consisted of $454.9 million and $456.8 million, respectively, of in-place leases and $46.5 million and $48.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of September 30, 2024 and December 31, 2023, Accumulated depreciation and amortization included $440.9 million and $445.5 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of September 30, 2024 and December 31, 2023, the Company had intangible liabilities relating to below-market leases of $329.6 million and $329.8 million, respectively, and accumulated accretion of $248.9 million and $247.2 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended September 30, 2024 and 2023 was $2.4 million and $3.3 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the nine months ended September 30, 2024 and 2023 was $7.3 million and $9.4 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2024 and 2023 was $3.6 million and $4.5 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2024 and 2023 was $10.0 million and $12.9 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2024 (remaining three months)	$(2,378)	$3,503
2025	(8,518)	11,745
2026	(7,515)	8,718
2027	(6,388)	6,705
2028	(5,832)	4,696

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

The Company recognized the following impairments during the three and nine months ended September 30, 2024:

Three Months Ended September 30, 2024
Property Name(1)	Location	GLA	Impairment Charge
Southland Shopping Center - multi-tenant outparcel	Middleburg Heights, OH	149,891	$5,611
Land at Springdale(2)	Mobile, AL	—	252
		149,891	$5,863

Nine Months Ended September 30, 2024
Property Name(1)	Location	GLA	Impairment Charge
Southland Shopping Center - multi-tenant outparcel	Middleburg Heights, OH	149,891	$5,611
Seacoast Shopping Center	Seabrook, NH	89,634	5,062
Land at Springdale(2)	Mobile, AL	—	252
Victory Square - Bridgestone Outparcel(2)	Savannah, GA	6,702	218
		246,227	$11,143
(1)The Company recognized an impairment charge based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the nine months ended September 30, 2024.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the nine months ended September 30, 2024, the Company did not enter into any new interest rate swap agreements, terminated three outstanding interest rate swap agreements, and four interest rate swap agreements expired at maturity. During the year ended December 31, 2023, the Company entered into 10 interest rate swap agreements. The Company has elected to present its interest rate derivatives on its unaudited Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

In May 2024, the Company terminated three outstanding forward-starting interest rate swaps with an aggregate notional amount of $150.0 million for aggregate net proceeds of $7.3 million. The forward-starting swaps were designated as hedges against interest rate risk on the issuance of the 2034 Notes (defined hereafter) and the 2035 Notes (defined hereafter), and thus the Company ascribed gains of $1.5 million and $5.8 million, respectively, to the notes. The gains are included in Accumulated other comprehensive loss on the Company's unaudited Condensed Consolidated Balance Sheets and will be amortized over the earlier of the term of the respective derivative instruments, or the term of the underlying notes, as a reduction to Interest expense on the Company’s unaudited Condensed Consolidated Statements of Operations.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2024 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month SOFR	3.5890%	$100,000	$—	$(804)
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	—	(614)
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	—	(204)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	—	(2,110)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	—	(2,111)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	—	(1,055)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	—	(1,055)
				$500,000	$—	$(7,953)

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
(3)In November 2023, the Company entered into four forward-starting interest rate swap agreements with an aggregate notional amount of $300.0 million. The forward-starting interest rate swap agreements were designated as cash flow hedges that effectively fix the SOFR component of the interest rate on a portion of the outstanding debt under the Term Loan Facility at 4.08% beginning on the effective date.
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

All of the Company's outstanding interest rate swap agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivative, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatility. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in Other comprehensive income (loss) on the Company's unaudited Condensed Consolidated Statements of Comprehensive Income and is reclassified into earnings as interest expense in the period that the hedged transaction affects earnings.

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Change in unrealized gain (loss) on interest rate swaps	$(11,161)	$3,932	$10,062	$9,906
Accretion of interest rate swaps to interest expense	(2,323)	(2,970)	(8,513)	(6,887)
Change in unrealized gain (loss) on interest rate swaps, net	$(13,484)	$962	$1,549	$3,019

The Company estimates that $0.2 million will be reclassified from Accumulated other comprehensive loss as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2024 and 2023.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2024 and December 31, 2023, the Company did not have any non-designated hedges.

Credit-risk-related Contingent Features
The Company has agreements with its derivative counterparties that contain provisions whereby if the Company defaults on certain of its indebtedness and the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company was to be declared in default on its derivative contracts, it would be required to settle its obligations under such agreements at their termination value, including accrued interest.

7. Debt Obligations
As of September 30, 2024 and December 31, 2023, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2024	December 31, 2023	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,850,765	$4,418,805	2.25% – 7.97%	2025 – 2035
Net unamortized premium	14,980	20,974
Net unamortized debt issuance costs	(21,867)	(17,680)
Total notes payable, net	$4,843,878	$4,422,099

Unsecured Credit Facility
Revolving Facility(3)	$—	$18,500	5.89%	2026
Term Loan Facility(3)(4)(5)	500,000	500,000	6.23%	2027
Net unamortized debt issuance costs	(5,197)	(7,074)
Total Unsecured Credit Facility and term loans	$494,803	$511,426

Total debt obligations, net	$5,338,681	$4,933,525
(1)Stated interest rates as of September 30, 2024 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 4.01% as of September 30, 2024.
(3)The Company's Revolving Facility (defined hereafter) and Term Loan Facility include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points.
(4)Effective July 26, 2024, the Company has in place four interest rate swap agreements that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility to a fixed, combined interest rate of 4.08% (plus a spread, currently 93 basis points and SOFR adjustment of 10 basis points) through the maturity of the Term Loan Facility on July 26, 2027.
(5)Effective May 1, 2023, the Company has in place three interest rate swap agreements that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility to a fixed, combined interest rate of 3.59% (plus a spread, currently 93 basis points and SOFR adjustment of 10 basis points) through the maturity of the Term Loan Facility on July 26, 2027.

2024 Debt Transactions
The Operating Partnership has an unsecured credit facility as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan (the "Term Loan Facility"). During the nine months ended September 30, 2024, the Operating Partnership repaid $18.5 million, net of borrowings, under the Revolving Facility, with proceeds from dispositions and the issuance of the 2034 Notes.

During the nine months ended September 30, 2024, the Operating Partnership repaid $300.4 million principal amount of the 3.650% Senior Notes due 2024 (the "2024 Notes"), representing all of the outstanding 2024 Notes, and $67.7 million principal amount of the 3.850% Senior Notes due 2025 (the "2025 Notes"), with $632.3 million aggregate principal amount of the 2025 Notes remaining outstanding. The Operating Partnership funded the 2024 Notes and 2025 Notes repayments with proceeds from the issuance of the 2034 Notes and 2035 Notes and dispositions. In connection with the repayment of the 2025 Notes, the Company recognized a $0.6 million gain on extinguishment of debt during the nine months ended September 30, 2024.

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

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2024.

Debt Maturities
As of September 30, 2024 and December 31, 2023, the Company had accrued interest of $45.6 million and $47.1 million outstanding, respectively. As of September 30, 2024, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2024 (remaining three months)	$—
2025	632,312
2026	607,542
2027	900,000
2028	357,708
Thereafter	2,853,203
Total debt maturities	5,350,765
Net unamortized premium	14,980
Net unamortized debt issuance costs	(27,064)
Total debt obligations, net	$5,338,681

As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $632.3 million outstanding principal balance on the 2025 Notes. The Company has sufficient cash and cash equivalents and liquidity to satisfy this scheduled debt maturity.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2024		December 31, 2023
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,843,878	$4,783,670	$4,422,099	$4,155,332
Unsecured Credit Facility	494,803	500,000	511,426	518,500
Total debt obligations, net	$5,338,681	$5,283,670	$4,933,525	$4,673,832
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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,205	$739	$20,466	$—

Liabilities:
Interest rate derivatives	$(7,953)	$—	$(7,953)	$—

	Fair Value Measurements as of December 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,914	$656	$19,258	$—
Interest rate derivatives	4,364	—	4,364	—

Liabilities:
Interest rate derivatives	$(6,877)	$—	$(6,877)	$—
(1)As of September 30, 2024 and December 31, 2023, marketable securities included $0.2 million of net unrealized gain and $0.2 million of net unrealized loss, respectively. As of September 30, 2024, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the nine months ended September 30, 2024 and year ended December 31, 2023, excluding the properties sold prior to September 30, 2024 or December 31, 2023, respectively:

	Fair Value Measurements as of September 30, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)(3)	$6,548	$—	$—	$6,548	$10,673

	Fair Value Measurements as of December 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(4)(5)	$14,987	$—	$—	$14,987	$11,705

(1)Excludes properties disposed of prior to September 30, 2024.
(2)The carrying value of Seacoast Shopping Center, which was remeasured to fair value based on an income approach valuation using the direct capitalization method during the nine months ended September 30, 2024, is $5.7 million. The capitalization rate of 8.00% utilized in the analysis was based upon unobservable inputs that the Company believes to be within a reasonable range of current market rates for the property.
(3)The carrying value of Southland Shopping Center - multi-tenant outparcel, which was remeasured to fair value based upon offers from third-party buyers during the nine months ended September 30, 2024, is $0.8 million.
(4)Excludes properties disposed of prior to December 31, 2023.
(5)The carrying value of The Quentin Collection, which was remeasured to fair value based on an income approach valuation using the direct capitalization method during the year ended December 31, 2023, is $15.0 million. The capitalization rate of 8.75% utilized in the analysis was based upon unobservable inputs that the Company believes to be within a reasonable range of current market rates for the property.

9. Revenue Recognition
The Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers. Revenue is primarily generated through lease agreements and classified as Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. These agreements include retail shopping center unit leases; ground leases; ancillary leases or agreements, such as agreements with tenants for cellular towers, ATMs, and short-term or seasonal retail (e.g, Halloween or Christmas-related retail); and reciprocal easement agreements. The agreements range in term from less than one year to 25 or more years, with certain agreements containing renewal options. These renewal options range from as little as one month to five or more years. The Company’s retail shopping center leases generally require tenants to pay a portion of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the Company’s properties.

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $1.3 million and $1.6 million of income based on percentage rents for the three months ended September 30, 2024 and 2023, respectively. The Company recognized $7.9 million and $7.3 million of income based on percentage rents for the nine months ended September 30, 2024 and 2023, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of September 30, 2024, the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Statements of Operations Information	2024	2023	2024	2023
Operating lease costs	$928	$1,410	$928	$4,227
Variable lease costs	66	88	318	350
Total lease costs	$994	$1,498	$1,246	$4,577

	Nine Months Ended September 30,
Supplemental Statements of Cash Flows Information	2024	2023
Operating cash outflows from operating leases	$4,252	$4,496
ROU assets obtained in exchange for operating lease liabilities	3,558	90
ROU asset reduction due to dispositions, held for sale, and lease modifications	(6,581)	(144)

Operating Lease Liabilities	As of September 30, 2024
Future minimum operating lease payments:
2024 (remaining three months)	$1,423
2025	5,647
2026	4,776
2027	2,893
2028	2,052
2029	1,975
Thereafter	29,044
Total future minimum operating lease payments	47,810
Less: imputed interest	(15,742)
Operating lease liabilities	$32,068

Supplemental Balance Sheets Information	As of September 30, 2024	As of December 31, 2023
Operating lease liabilities(1)(2)	$32,068	$36,105
ROU assets(1)(3)	29,429	32,350
(1)As of September 30, 2024 and December 31, 2023, the weighted average remaining lease term was 16.7 years and 16.0 years, respectively, and the weighted average discount rate was 4.73% and 4.48%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2024 there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. During the nine months ended September 30, 2024, the Company issued 0.7 million shares of common stock under the ATM Program at an average price per share of $27.92 for total gross proceeds of $20.0 million, excluding commissions and fees. The Company incurred commissions and fees of $0.7 million in conjunction with the ATM Program for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company did not issue any shares of common stock under the ATM Program. As of September 30, 2024, $380.0 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. During the nine months ended September 30, 2024 and 2023, the Company did not repurchase any shares of common stock. As of September 30, 2024, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the nine months ended September 30, 2024 and 2023, the Company withheld 0.6 million and 0.5 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended September 30, 2024 and 2023, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.2725 per share/unit and $0.2600 per share/unit, respectively. During the nine months ended September 30, 2024 and 2023, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.8175 per share/unit and $0.7800 per share/unit, respectively. As of September 30, 2024 and December 31, 2023, the Company had declared but unpaid common stock dividends and OP Unit distributions of $86.0 million and $85.7 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.8 million and 0.7 million for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Nine Months Ended September 30, 2024	Year Ended, December 31, 2023
Volatility	23.0% - 28.0%	32.0% - 52.0%
Weighted average risk-free interest rate	4.03% - 4.92%	3.79% - 5.18%
Weighted average common stock dividend yield	4.4% - 4.7%	4.3% - 4.8%

During the three months ended September 30, 2024 and 2023, the Company recognized $5.4 million and $6.1 million of equity compensation expense, respectively, of which $0.3 million and $0.4 million was capitalized, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $15.1 million and $15.7 million of equity compensation expense, respectively, of which $1.3 million and $1.1 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024, the Company had $18.8 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Computation of Basic Earnings Per Share:
Net income	$96,840	$63,736	$255,870	$232,390
Non-forfeitable dividends on unvested restricted shares	(167)	(216)	(418)	(620)
Net income attributable to the Company’s common stockholders for basic earnings per share	$96,673	$63,520	$255,452	$231,770

Weighted average number shares outstanding – basic	302,676	301,007	302,518	300,955

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.32	$0.21	$0.84	$0.77

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$96,673	$63,520	$255,452	$231,770

Weighted average shares outstanding – basic	302,676	301,007	302,518	300,955
Effect of dilutive securities:
Equity awards	932	1,504	859	1,492
Weighted average shares outstanding – diluted	303,608	302,511	303,377	302,447

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.32	$0.21	$0.84	$0.77

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Computation of Basic Earnings Per Unit:
Net income	$96,840	$63,736	$255,870	$232,390
Non-forfeitable dividends on unvested restricted units	(167)	(216)	(418)	(620)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$96,673	$63,520	$255,452	$231,770

Weighted average number common units outstanding – basic	302,676	301,007	302,518	300,955

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.32	$0.21	$0.84	$0.77

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$96,673	$63,520	$255,452	$231,770

Weighted average common units outstanding – basic	302,676	301,007	302,518	300,955
Effect of dilutive securities:
Equity awards	932	1,504	859	1,492
Weighted average common units outstanding – diluted	303,608	302,511	303,377	302,447

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.32	$0.21	$0.84	$0.77

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three and nine months ended September 30, 2024 and 2023, the Company did not incur any material governmental fines resulting from environmental matters.

16. Related-Party Transactions
As of September 30, 2024 and December 31, 2023, there were no material receivables from or payables to related parties. During the three and nine months ended September 30, 2024 and 2023, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2024 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2024 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of September 30, 2024, our portfolio was comprised of 360 shopping centers (the "Portfolio") totaling approximately 63 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of September 30, 2024, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2023, and intends to satisfy such requirements for subsequent taxable years.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of three regional offices in Atlanta, Philadelphia, and San Diego, as well as our 11 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefiting from the regional and local expertise of our leasing and operations teams.

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

Leasing Highlights
As of September 30, 2024, billed and leased occupancy were 91.9% and 95.6%, respectively, as compared to 90.0% and 93.9%, respectively, as of September 30, 2023.

The following table summarizes our executed leasing activity for the three months ended September 30, 2024 and 2023 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Three Months Ended September 30, 2024
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	316	2,073,869	$17.43	$3.05	$2.08	15.9%
New and renewal leases	263	1,123,202	22.98	5.64	3.84	21.8%
New leases	110	561,826	22.67	8.88	7.68	31.8%
Renewal leases	153	561,376	23.29	2.39	—	18.1%
Option leases	53	950,667	10.86	—	—	6.9%

For the Three Months Ended September 30, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	427	2,733,476	$18.51	$4.29	$2.14	17.5%
New and renewal leases	368	1,748,987	21.57	6.71	3.34	22.3%
New leases	151	789,336	22.74	14.24	7.38	52.7%
Renewal leases	217	959,651	20.61	0.52	0.02	12.3%
Option leases	59	984,489	13.06	—	—	8.2%
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

The following table summarizes our executed leasing activity for the nine months ended September 30, 2024 and 2023 (dollars in thousands, except for PSF amounts):

For the Nine Months Ended September 30, 2024
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,050	7,044,014	$17.60	$3.41	$2.02	16.6%
New and renewal leases	885	3,880,223	22.29	6.20	3.66	23.1%
New leases	360	1,874,583	22.55	11.02	7.48	41.3%
Renewal leases	525	2,005,640	22.05	1.69	0.09	16.5%
Option leases	165	3,163,791	11.84	—	—	7.1%

For the Nine Months Ended September 30, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,251	7,489,943	$18.71	$4.80	$2.29	15.2%
New and renewal leases	1,074	4,588,215	22.36	7.83	3.75	19.2%
New leases	427	2,182,430	22.27	14.18	7.82	41.3%
Renewal leases	647	2,405,785	22.44	2.07	0.05	13.1%
Option leases	177	2,901,728	12.93	—	—	8.4%
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

Acquisition Activity
•During the nine months ended September 30, 2024, we acquired three shopping centers and one land parcel for an aggregate purchase price of $81.9 million, including any transaction costs and closing credits.

•During the nine months ended September 30, 2023, we acquired one land parcel for an aggregate purchase price of $1.9 million, including any transaction costs and closing credits.

Disposition Activity
•During the nine months ended September 30, 2024, we disposed of five shopping centers, four partial shopping centers, and two land parcels for aggregate net proceeds of $140.0 million, resulting in aggregate gain of $52.1 million and aggregate impairment of $0.5 million. In addition, during the nine months ended September 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million.

•During the nine months ended September 30, 2023, we disposed of nine shopping centers and eight partial shopping centers for aggregate net proceeds of $161.9 million, resulting in aggregate gain of $58.9 million and aggregate impairment of $6.1 million. In addition, during the nine months ended September 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset and resolved contingencies related to a previously disposed asset, resulting in net gain of $0.1 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Revenues (in thousands)

	Three Months Ended September 30,
	2024	2023	$ Change
Revenues
Rental income	$319,989	$307,118	$12,871
Other revenues	693	196	497
Total revenues	$320,682	$307,314	$13,368

Rental income
The increase in rental income for the three months ended September 30, 2024 of $12.9 million, as compared to the corresponding period in 2023, was due to a $14.3 million increase for assets owned for the full period, partially offset by a $1.4 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) an $11.1 million increase in base rent; (ii) a $5.1 million increase in expense reimbursements; (iii) a $3.0 million increase in straight-line rental income, net; and (iv) a $0.3 million increase in lease termination fees; partially offset by (v) a $4.2 million decrease in rental income associated with revenues deemed uncollectible; (vi) a $0.6 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; (vii) a $0.3 million decrease in percentage rents; and (viii) a $0.1 million decrease in ancillary and other rental income. The $11.1 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 16.6% during the nine months ended September 30, 2024 and 15.3% during the year ended December 31, 2023, and an increase in weighted average billed occupancy.

Other revenues
The increase in other revenues for the three months ended September 30, 2024 of $0.5 million as compared to the corresponding period in 2023, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2024	2023	$ Change
Operating expenses
Operating costs	$36,442	$35,058	$1,384
Real estate taxes	42,902	42,156	746
Depreciation and amortization	94,829	96,254	(1,425)
Impairment of real estate assets	5,863	—	5,863
General and administrative	30,250	29,182	1,068
Total operating expenses	$210,286	$202,650	$7,636

Operating costs
The increase in operating costs for the three months ended September 30, 2024 of $1.4 million, as compared to the corresponding period in 2023, was due to a $2.0 million increase in operating costs for assets owned for the full period, primarily due to an increase in repairs and maintenance, partially offset by a $0.6 million decrease due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the three months ended September 30, 2024 of $0.7 million, as compared to the corresponding period in 2023, was due to a $1.2 million increase in real estate taxes for assets owned for the full period, primarily due to a decrease in favorable adjustments related to prior year assessments and a decrease in real estate tax refunds, partially offset by a decrease in current year assessments and a $0.5 million decrease due to net transaction activity.

Depreciation and amortization
The decrease in depreciation and amortization for the three months ended September 30, 2024 of $1.4 million, as compared to the corresponding period in 2023, was due to a $1.9 million decrease for assets owned for the full period, primarily due to a decrease in accelerated depreciation and amortization related to tenant move-outs, partially offset by an increase in capital expenditures and a $0.5 million increase due to net transaction activity.

Impairment of real estate assets
During the three months ended September 30, 2024, aggregate impairment of $5.9 million was recognized on one land parcel, as a result of disposition activity, and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs of $1.1 million for the three months ended September 30, 2024, as compared to the corresponding period in 2023, was primarily due to one-time severance costs of $2.4 million associated with the realignment of the Company's regional operating structure, partially offset by a decrease in other net compensation costs.

During the three months ended September 30, 2024 and 2023, construction compensation costs of $4.5 million and $4.7 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.8 million and $0.9 million, respectively, and leasing commission costs of $2.0 million and $1.9 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2024	2023	$ Change
Other income (expense)
Dividends and interest	$5,289	$273	$5,016
Interest expense	(55,410)	(47,364)	(8,046)
Gain on sale of real estate assets	37,018	6,712	30,306
Gain on extinguishment of debt, net	273	6	267
Other	(726)	(555)	(171)
Total other expense	$(13,556)	$(40,928)	$27,372

Dividends and interest
The increase in dividends and interest for the three months ended September 30, 2024 of $5.0 million, as compared to the corresponding period in 2023 was primarily due to an increase in interest income associated with higher cash and cash equivalent balances and a higher weighted average interest rate return.

Interest expense
The increase in interest expense for the three months ended September 30, 2024 of $8.0 million, as compared to the corresponding period in 2023, was primarily due to higher overall debt obligations, in addition to a higher weighted average interest rate.

Gain on sale of real estate assets
During the three months ended September 30, 2024, two shopping centers and three partial shopping centers were disposed of resulting in aggregate gain of $37.0 million. In addition, during the three months ended September 30, 2024, we resolved contingencies related to previously disposed assets, resulting in net loss of less than $0.1 million. During the three months ended September 30, 2023, one shopping center and one partial shopping center were disposed of resulting in aggregate gain of $6.8 million. In addition, during the three months ended September 30, 2023, we resolved contingencies related to previously disposed assets, resulting in a net loss of $0.1 million.

Gain on extinguishment of debt, net
During the three months ended September 30, 2024, we repurchased $37.7 million of the $670.0 million 3.85% Senior Notes due 2025 (the "2025 Notes") then outstanding, resulting in a $0.3 million gain on extinguishment of debt.

Other
Other expense remained generally consistent for the three months ended September 30, 2024, as compared to the corresponding period in 2023.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Revenues (in thousands)

	Nine Months Ended September 30,
	2024	2023	$ Change
Revenues
Rental income	$955,065	$927,440	$27,625
Other revenues	1,547	1,111	436
Total revenues	$956,612	$928,551	$28,061

Rental income
The increase in rental income for the nine months ended September 30, 2024 of $27.6 million, as compared to the corresponding period in 2023, was due to a $36.3 million increase for assets owned for the full period, partially offset by a $8.7 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) a $27.4 million increase in base rent; (ii) a $7.1 million increase in straight-line rental income, net; (iii) a $5.6 million increase in expense reimbursements; (iv) a $0.6 million increase in percentage rents; and (v) a $0.5 million increase in ancillary and other rental income; partially offset by (vi) a $2.2 million decrease in rental income associated with revenues deemed uncollectible; (vii) a $1.4 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; and (viii) a $1.3 million decrease in lease termination fees. The $27.4 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 16.6% during the nine months ended September 30, 2024 and 15.3% during the year ended December 31, 2023, and an increase in weighted average billed occupancy.

Other revenues
The increase in other revenues for the nine months ended September 30, 2024 of $0.4 million as compared to the corresponding period in 2023, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2024	2023	$ Change
Operating expenses
Operating costs	$110,518	$106,658	$3,860
Real estate taxes	120,659	130,556	(9,897)
Depreciation and amortization	278,065	272,807	5,258
Impairment of real estate assets	11,143	17,836	(6,693)
General and administrative	88,430	86,868	1,562
Total operating expenses	$608,815	$614,725	$(5,910)

Operating costs
The increase in operating costs for the nine months ended September 30, 2024 of $3.9 million, as compared to the corresponding period in 2023, was due to a $6.3 million increase in operating costs for assets owned for the full period, primarily due to an increase in repairs and maintenance, partially offset by a $2.4 million decrease due to net transaction activity.

Real estate taxes
The decrease in real estate taxes for the nine months ended September 30, 2024 of $9.9 million, as compared to the corresponding period in 2023, was due to a $7.7 million decrease in real estate taxes for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments and a decrease in current year assessments, in addition to a $2.2 million decrease due to net transaction activity, partially offset by a decrease in real estate tax refunds.
Depreciation and amortization
The increase in depreciation and amortization for the nine months ended September 30, 2024 of $5.3 million, as compared to the corresponding period in 2023, was due to a $6.7 million increase for assets owned for the full period, primarily due to an increase in capital expenditures, partially offset by a decrease in accelerated depreciation and amortization related to tenant move-outs and a $1.4 million decrease attributable to net transaction activity.

Impairment of real estate assets
During the nine months ended September 30, 2024, aggregate impairment of $11.1 million was recognized on one partial shopping center and one land parcel, as a result of disposition activity, and two operating properties. During the nine months ended September 30, 2023, aggregate impairment of $17.8 million was recognized on two shopping centers and two partial shopping centers, as a result of disposition activity, and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The increase in general and administrative costs of $1.6 million for the nine months ended September 30, 2024, as compared to the corresponding period in 2023, was primarily due to an increase in net compensation costs, including one-time severance costs of $2.4 million associated with the realignment of the Company's regional operating structure, partially offset by a decrease in office rent expenses.

During the nine months ended September 30, 2024 and 2023, construction compensation costs of $14.4 million and $13.6 million, respectively, were capitalized to building and improvements and leasing legal costs of $2.5 million and $3.3 million, respectively, and leasing commission costs of $6.0 million and $5.9 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2024	2023	$ Change
Other income (expense)
Dividends and interest	$15,798	$345	$15,453
Interest expense	(160,553)	(143,529)	(17,024)
Gain on sale of real estate assets	53,974	59,037	(5,063)
Gain on extinguishment of debt, net	554	4,356	(3,802)
Other	(1,700)	(1,645)	(55)
Total other expense	$(91,927)	$(81,436)	$(10,491)

Dividends and interest
The increase in dividends and interest for the nine months ended September 30, 2024 of $15.5 million, as compared to the corresponding period in 2023 was primarily due to an increase in interest income associated with higher cash and cash equivalent balances and a higher weighted average interest rate return.

Interest expense
The increase in interest expense for the nine months ended September 30, 2024 of $17.0 million, as compared to the corresponding period in 2023, was primarily due to higher overall debt obligations, in addition to a higher weighted average interest rate.

Gain on sale of real estate assets
During the nine months ended September 30, 2024, five shopping centers, three partial shopping centers, and one land parcel were disposed of resulting in aggregate gain of $52.1 million. In addition, during the nine months ended September 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million. During the nine months ended September 30, 2023, seven shopping centers and six partial shopping centers were disposed of resulting in aggregate gain of $58.9 million. In addition, during the nine months ended September 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset and resolved contingencies related to a previously disposed asset, resulting in aggregate gain of $0.1 million.

Gain on extinguishment of debt, net
During the nine months ended September 30, 2024, we repurchased $67.7 million of the $700.0 million 2025 Notes then outstanding, resulting in a $0.6 million gain on extinguishment of debt. During the nine months ended September 30, 2023, we repurchased $199.6 million of the $500.0 million 3.65% Senior Notes due 2024 then outstanding, resulting in a $4.4 million gain on extinguishment of debt.

Other
Other expense remained generally consistent for the nine months ended September 30, 2024 as compared to the corresponding period in 2023.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our unsecured credit facility as amended and restated April 28, 2022 (the "Unsecured Credit Facility") is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). As of September 30, 2024, we had $1.70 billion of available liquidity, including $1.25 billion available under our Revolving Facility and $452.4 million of cash, cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended September 30, 2025 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of September 30, 2024 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended September 30, 2025	Thereafter
Debt maturities (1)	$632.3	$4,718.5
Interest payments (1)(2)	205.8	887.0
Operating leases	5.7	42.1
Total	$843.8	$5,647.6

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of September 30, 2024. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of these and other factors that could impact interest payments.

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

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the third and fourth quarters of 2024:

	Third Quarter 2024	Fourth Quarter 2024
Dividend declared per common share	$0.2725	$0.2875
Dividend declaration date	July 24, 2024	October 23, 2024
Dividend record date	October 2, 2024	January 3, 2025
Dividend payable date	October 15, 2024	January 15, 2025

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash provided by operating activities	$469,514	$453,512	$16,002
Net cash used in investing activities	(196,184)	(93,022)	(103,162)
Net cash provided by (used in) financing activities	160,213	(363,066)	523,279

Net change in cash, cash equivalents and restricted cash	433,543	(2,576)	436,119
Cash, cash equivalents and restricted cash at beginning of period	18,904	21,259	(2,355)
Cash, cash equivalents and restricted cash at end of period	$452,447	$18,683	$433,764

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash provided by operating activities	$469,514	$453,512	$16,002
Net cash used in investing activities	(196,184)	(93,022)	(103,162)
Net cash provided by (used in) financing activities	159,553	(362,139)	521,692

Net change in cash, cash equivalents and restricted cash	432,883	(1,649)	434,532
Cash, cash equivalents and restricted cash at beginning of period	18,904	20,332	(1,428)
Cash, cash equivalents and restricted cash at end of period	$451,787	$18,683	$433,104

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the nine months ended September 30, 2024, our net cash provided by operating activities increased $16.0 million as compared to the corresponding period in 2023. The increase was primarily due to (i) an increase in same property net operating income; and (ii) an increase in cash inflows for dividends and interest income; partially offset by (iii) a decrease in cash from net working capital; (iv) an increase in cash outflows for interest expense; (v) a decrease in net operating income due to net transaction activity and other non-same property net operating income; (vi) a decrease in lease termination fees; and (vii) an increase in cash outflows for general and administrative expense.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the nine months ended September 30, 2024, our net cash used in investing activities increased $103.2 million as compared to the corresponding period in 2023. The increase was primarily due to (i) an increase of $80.0 million in acquisitions of real estate assets; (ii) a decrease of $20.3 million in net proceeds from sales of real estate assets; (iii) an increase of $1.9 million in purchases of marketable securities, net of sales; and (iv) an increase of $1.0 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2024 and 2023, we expended $255.4 million and $254.4 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $4.5 million and $0.5 million, respectively, which were received during the nine months ended September 30, 2024 and 2023.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of September 30, 2024, we had 43 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $506.8 million, of which $246.4 million had been incurred as of September 30, 2024. In addition, we have identified a pipeline of future redevelopment projects aggregating approximately $700 million of potential capital investment, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire individual shopping centers or portfolios of shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the nine months ended September 30, 2024, we acquired three shopping centers and one land parcel for an aggregate purchase price of $81.9 million, including transaction costs and closing credits. During the nine months ended September 30, 2023, we acquired one land parcel for an aggregate purchase price of $1.9 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the nine months ended September 30, 2024, we disposed of five shopping centers, four partial shopping centers, and two land parcels for aggregate net proceeds of $140.0 million. In addition, during the nine months ended September 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets. During the nine months ended September 30, 2023, we disposed of nine shopping centers and eight partial shopping centers for aggregate net proceeds of $161.9 million. In addition, during the nine months ended September 30, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset.

Financing Activities
Net cash provided by (used in) financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the nine months ended September 30, 2024, our net cash provided by (used in) financing activities increased $523.3 million as compared to the corresponding period in 2023. The increase was primarily due to (i) a $524.4 million increase in debt borrowings, net of repayments; and (ii) a $19.3 million increase in issuances of common stock; partially offset by (iii) an $11.7 million increase in distributions to our common stockholders; (iv) a $7.0 million increase in deferred financing costs; and (v) a $1.7 million increase in repurchases of common stock.

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

Our reconciliation of net income to Nareit FFO for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$96,840	$63,736	$255,870	$232,390
Depreciation and amortization related to real estate	93,495	95,160	273,386	269,714
Gain on sale of real estate assets	(37,018)	(6,712)	(53,974)	(59,037)
Impairment of real estate assets	5,863	—	11,143	17,836
Nareit FFO	$159,180	$152,184	$486,425	$460,903
Nareit FFO per diluted share	$0.52	$0.50	$1.60	$1.52
Weighted average diluted shares outstanding	303,608	302,511	303,377	302,447

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

Comparison of the Three and Nine Months Ended September 30, 2024 to the Three and Nine Months Ended September 30, 2023

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Number of properties	352	352	—	350	350	—
Percent billed	91.9%	90.2%	1.7%	91.9%	90.1%	1.8%
Percent leased	95.6%	94.1%	1.5%	95.6%	94.1%	1.5%

Revenues
Rental income	$302,726	$290,894	$11,832	$901,770	$869,539	$32,231
Other revenues	693	196	497	1,547	1,111	436
	303,419	291,090	12,329	903,317	870,650	32,667
Operating expenses
Operating costs	(35,580)	(33,295)	(2,285)	(107,362)	(100,678)	(6,684)
Real estate taxes	(41,913)	(40,683)	(1,230)	(117,902)	(125,358)	7,456
	(77,493)	(73,978)	(3,515)	(225,264)	(226,036)	772
Same property NOI	$225,926	$217,112	$8,814	$678,053	$644,614	$33,439

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$96,840	$63,736	$255,870	$232,390
Adjustments:
Non-same property NOI	(4,369)	(4,780)	(15,909)	(19,895)
Lease termination fees	(1,201)	(934)	(2,550)	(3,879)
Straight-line rental income, net	(8,133)	(5,088)	(23,669)	(16,510)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(1,701)	(2,178)	(5,235)	(6,414)
Straight-line ground rent expense, net	(8)	(8)	(19)	(25)
Depreciation and amortization	94,829	96,254	278,065	272,807
Impairment of real estate assets	5,863	—	11,143	17,836
General and administrative	30,250	29,182	88,430	86,868
Total other expense	13,556	40,928	91,927	81,436
Same property NOI	$225,926	$217,112	$678,053	$644,614

Inflation
We continue to monitor the impacts of inflation on our operating and financial performance. Although recent inflationary pressures have begun to abate, inflation may increase in the future. With respect to our shopping centers, our long-term leases generally contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation; however, we have exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. We believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain non-reimbursed inflationary expense pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations, and have and may continue to enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans. With respect to general and administrative costs, we continually seek opportunities to offset inflationary cost pressures through routine evaluations of our spending levels and through ongoing efforts to utilize technology to enhance our operational efficiency.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor (who currently serves as Chief Executive Officer), and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer), concluded that BPG’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor (who currently serves as Chief Executive Officer) and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer) concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, the Company did not repurchase any shares of its common stock. As of September 30, 2024, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On September 9, 2024, Brian T. Finnegan, the Company's President, Chief Operating Officer adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The plan covers sales of up to an aggregate of 30,000 shares of the Company's common stock at price and volume thresholds and during specified trading periods between January 2, 2025 and December 31, 2025, as set forth in the plan.

Except as discussed above, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Third Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of July 24, 2024	8-K	001-36160	7/30/2024	3.1
10.1	Amended and Restated Employment Agreement, dated July 24, 2024, by and between Brixmor Property Group Inc. and Brian T. Finnegan	8-K	001-36160	7/30/2024	10.1
10.2	Employment Agreement, dated July 24, 2024, by and between Brixmor Property Group Inc., and Steven T. Gallagher	8-K	001-36160	7/30/2024	10.2
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: October 28, 2024	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2024	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2024	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: October 28, 2024	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2024	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2024	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)