Form 10-K
period 2024-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2025-02-10
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Brixmor Property Group Inc. $6,910,020,838 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 3, 2025, Brixmor Property Group Inc. had 305,932,336 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on April 23, 2025 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2024 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of December 31, 2024, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
Equity, capital, and non-controlling interests are the primary areas of difference between the Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent Company through BPG Sub and the General Partner and has in the past, and may in the future, include OP Units owned by third parties. OP Units owned by third parties, if any, are accounted for outside of stockholders' equity in non-controlling interests in the Parent Company’s financial statements.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, general economic contractions, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, privacy, data security, intellectual property rights, and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.

iii

PART I

Item 1. Business
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of December 31, 2024, our portfolio included 363 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas ("CBSAs") in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2024, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc. In the opinion of our management, no material part of our business is dependent upon a single tenant, the loss of which would have a material adverse effect on us, and no single tenant or shopping center accounted for 5% or more of our consolidated revenues during 2024.

As of December 31, 2024, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "BRX."

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

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2024:

Number of Shopping Centers	363
GLA (square feet)(1)	64.0 million
Percent Billed(2)	91%
Percent Leased(3)	95%
ABR Per Square Foot ("PSF")(4)	$17.66
New Lease Volume (square feet)(5)	2.7 million
New and Renewal Lease Volume (square feet)(5)	5.4 million
New, Renewal and Option Lease Volume (square feet)(5)	9.6 million
New Rent Spread(5)(6)	38.8%
New and Renewal Rent Spread(5)(6)	22.5%
New, Renewal and Option Rent Spread(5)(6)	16.5%
Percent of ABR Derived from Grocery-Anchored Shopping Centers	81%
Percent of ABR in Top 50 U.S. CBSAs	71%
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
(4)    ABR PSF is calculated as ABR divided by leased GLA, excluding the GLA of lessee-owned leasehold improvements. For purposes of calculating ABR, all signed or commenced leases with an initial term of one year or greater are included and all signed leases on space that will be vacated by existing tenants in the near term are excluded. ABR represents contractual monthly base rent as of a specified date, under leases that have been signed or commenced as of the specified date, multiplied by 12.
(5)    During the year ended December 31, 2024.
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

Business Objectives and Strategies
Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities, and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by our Corporate Responsibility ("CR") strategy.

Driving Internal Growth. Our primary drivers of internal growth include (i) embedded contractual rent escalations, (ii) below-market rents that may be reset to market as leases expire, (iii) occupancy growth, and (iv) prudent expense management, including proactively navigating inflationary pressure. Ongoing strong new leasing productivity, with a key focus on thoughtful merchandising and our rigorous underwriting processes, have also enabled us to consistently improve the credit of our tenancy and the vibrancy and relevancy of our Portfolio to retailers and consumers. During 2024, we executed 497 new leases representing approximately 2.7 million square feet and 1,416 total leases, including new leases, renewals, and options, representing approximately 9.6 million square feet.

We believe that rents across our Portfolio are below market, which provides us with a key competitive advantage in attracting and retaining tenants. During 2024, we achieved rent spreads on new leases of 38.8% and blended rent spreads on new and renewal leases of 22.5% excluding options or 16.5% including options. Looking forward, the weighted average expiring ABR PSF of anchor lease expirations through 2027, assuming no remaining renewal options are exercised, is $10.92 compared to a weighted average ABR PSF of $15.29 for new anchor leases signed during 2024.

Our high-quality, nationally diversified Portfolio of community and neighborhood shopping centers continues to benefit from robust, broad-based leasing demand for physical locations, driving growth in leased occupancy in 2024.

We believe there is opportunity for further occupancy gains in our Portfolio, particularly for spaces less than 10,000 square feet, as such spaces will continue to benefit from our value-enhancing reinvestment initiatives. As of December 31, 2024, leased occupancy was 91.1% for spaces less than 10,000 square feet, while our total leased occupancy was 95.2%. The spread between our total leased occupancy and our total billed occupancy was 380 basis points and our total signed but not yet commenced lease population, which includes 70 basis points of GLA related to space that will be vacated by existing tenants in the near term, represented 2.9 million square feet and $60.7 million of ABR, providing strong visibility on our future growth.

Pursuing value-enhancing reinvestment opportunities. We believe that we have significant opportunities to realize attractive risk-adjusted returns by investing capital in the repositioning and/or redevelopment of certain assets in our Portfolio. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers. During 2024, we stabilized 28 anchor space repositioning, outparcel development, and redevelopment projects, with a weighted average incremental net operating income ("NOI") yield of 9% and an aggregate cost of $204.7 million. As of December 31, 2024, we had 36 projects in process with an expected weighted average incremental NOI yield of 10% and an aggregate anticipated cost of $389.6 million. In addition, we have identified a pipeline of future reinvestment projects, which we expect to execute over the next several years at NOI yields that are generally consistent with those that we have recently realized.

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

During 2024, we acquired $293.8 million of assets, including transaction costs and closing credits, and generated aggregate net proceeds of $210.1 million from property dispositions. Acquisitions were funded through a combination of net proceeds from property dispositions, available cash, and $116.6 million of gross capital generated through our at-the-market equity offering program ("ATM Program"), excluding commissions and fees of $2.0 million. Proceeds from dispositions and offerings were used primarily to fund acquisitions and our value-enhancing reinvestment opportunities and other corporate purposes.

Maintaining a Flexible Capital Structure Positioned for Growth. We believe our capital structure provides us with the financial and operational flexibility and capacity to fund our current capital needs, as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies and during 2024, we received a credit rating upgrade from Moody's Investors Service.

We have an unsecured credit facility, as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of the $1.25 billion revolving credit facility (the "Revolving Facility") and a $500.0 million term loan (the "Term Loan Facility"). The Revolving Facility and Term Loan Facility mature in June 2026 and July 2027, respectively. We also have a $400 million share repurchase program and a $400 million ATM Program, which together provide us with maximum flexibility to capitalize on a wide range of potential capital markets environments and support the long-term execution of our balanced business plan.

During 2024, we issued $400.0 million aggregate principal amount of 5.500% Senior Notes due 2034 (the "2034 Notes") and $400.0 million aggregate principal amount of 5.750% Senior Notes due 2035 (the "2035 Notes"). We have or intend to use the remaining net proceeds for general corporate purposes, including the repayment of indebtedness.

Also during 2024, we repaid $300.4 million principal amount of our outstanding 3.650% Senior Notes due 2024 (the "2024 Notes"), representing all of the outstanding 2024 Notes, and $67.7 million principal amount of our outstanding 3.850% Senior Notes due 2025 (the "2025 Notes"). We funded the 2024 Notes and 2025 Notes repayments with proceeds from the issuance of the 2034 Notes and 2035 Notes and dispositions. As of December 31, 2024, we had $1.63 billion of available liquidity, including $1.25 billion under our Revolving Facility and $378.7 million of cash and cash equivalents and restricted cash. The remaining $632.3 million aggregate principal amount of the 2025 Notes mature in February 2025 and we have $607.5 million of additional debt maturities in 2026.

Operating in a Socially Responsible Manner. We believe that operating in a socially responsible manner is critical to delivering consistent, sustainable growth. As such, our CR strategy is integrated throughout our organization and is focused on creating partnerships that improve the social, economic, and environmental well-being of all our stakeholders including our communities, employees, tenants, suppliers and vendors, and investors. Our strong commitment to CR directly aligns with our core values and our vision to be the center of the communities we serve.

Our Board of Directors, through our Nominating and Corporate Governance Committee ("NCGC"), oversees our CR initiatives to ensure that our actions demonstrate our strong commitment to operating in an environmentally and socially responsible manner. To facilitate their oversight, the NCGC and our Board of Directors are provided with quarterly updates on our initiatives by our senior leadership team. Our internal steering committee, which is comprised of executive and senior leadership from a variety of functional areas, meets quarterly to set, implement, monitor, and communicate our CR strategy and related initiatives. CR objectives are included as part of our executive officers' goals and the progress toward achievement of such goals is a component of the individual performance portion of their compensation.

We provide comprehensive CR disclosures, prepared in alignment with standards from the Sustainability Accounting Standards Board and the Task Force on Climate-related Financial Disclosures and with reference to the Global Reporting Initiative's Sustainability Reporting Standard, and we are a GRESB participant.

•Environmental Responsibility: We continue to make meaningful progress towards achieving our long-term sustainability goals related to reductions in energy usage, on-site renewable energy, water conservation, and electric vehicle charging stations. We also execute our reinvestment projects with a focus on resource efficiency and resiliency. Integrating sustainable practices and initiatives into our business operations has reduced utility-related operational expenses and added ancillary income to our properties.

We recognize that climate change could have an impact on our Portfolio and the communities we serve. We released our Climate Change Policy in 2021 and committed to achieving net zero carbon emissions by 2045 for areas under our operational control. As a signatory of the Science Based Targets initiative ("SBTi"), aligned with the 1.5 degree Celsius pathway, we have committed to reducing our Scope 1 and 2 greenhouse gas ("GHG") emissions by 50% by 2030, as compared to a 2018 baseline. Our Scope 1 and 2 GHG emissions primarily consist of electricity usage in our common areas and vacant tenant spaces. As of year-end 2023, improvements in energy efficiency and the addition of renewable energy sources to our properties have resulted in a 50% reduction in GHG emissions, satisfying our interim SBTi goal.

•Human Capital: As of December 31, 2024, we had 454 employees, including 453 full-time employees. Our talented and dedicated employees are the foundation of our success. Together, we strive to promote a culture that is supportive and inclusive and that provides opportunities for both personal and professional growth. We empower our employees to think and act like owners in order to create value for all stakeholders. We believe this approach enables us to attract and retain diverse and talented professionals while fostering collaborative, skilled, and motivated teams. The pillars of our human capital strategy are:

•Engagement: We believe that employees that are personally engaged in our vision to be the center of the communities we serve and are connected with similarly engaged colleagues will be more effective in their roles. We measure employee engagement through employee surveys and utilize the results from such surveys to continually improve our organization.

•Growth and Development: We encourage our employees to grow and develop their interests, skills, and passions by providing a variety of professional and personal training opportunities, including our annual talent development process in conjunction with professional development plans, innovative development programs, mentorship programs, Predictive Index Behavioral Assessments to enhance self-awareness and effective collaboration, educational assistance, and personal development accounts.

•Health and Well-being: Our commitment to the health and well-being of our employees is a crucial component of our culture. We provide a wide-range of employee benefits and encourage healthy lifestyles through initiatives such as annual wellness spending accounts; live wellness events; free access to online wellness applications, licensed counselors, financial advisors, legal specialists, and other professionals; and hybrid work schedules to maximize engagement, collaboration, and efficiency, while supporting a healthy work-life balance.

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

Tenants
Our Portfolio is thoughtfully merchandised with non-discretionary and value-oriented retailers, as well as consumer-oriented service providers, and is home to a broad mix of national and regional tenants and local entrepreneurs. As of December 31, 2024, we had over 5,000 diverse tenants in our Portfolio, including many vibrant new retailers added over the past several years, and approximately 81% of our ABR is derived from properties anchored by a grocer.

See Item 2. "Properties" for further information on our 20 largest tenants.

Compliance with Government Regulations
We are subject to federal, state, and local regulations, including environmental regulations that apply generally to the ownership of, and the operations conducted on, real property. As of December 31, 2024, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business, financial condition, or results of operations. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations that could be material. See "Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs" and "Compliance with the Americans with Disabilities Act, fire, safety, environmental, and other regulations may require us to make expenditures that would adversely affect our financial condition, operating results, and cash flows" in Item 1A. "Risk Factors" for further information regarding our risks related to government regulations.

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

REIT Qualification
We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws commencing with our taxable year ended December 31, 2011, have maintained such requirements through our taxable year ended December 31, 2024, and intend to satisfy such requirements for subsequent taxable years. As a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and value of our assets, the amounts we distribute to our stockholders, and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forgo otherwise attractive opportunities or limit the manner in which we conduct our operations. See "Risks Related to our REIT Status and Certain Other Tax Items" in Item 1A. "Risk Factors" for further information.

Executive Officers
As of the date of filing this Form 10-K, our executive officers included the following:

Name	Position	Year Joined(1)	Age
James M. Taylor	Chief Executive Officer ("CEO")	2016	58
Steven T. Gallagher	Executive Vice President, Chief Financial Officer ("CFO") and Treasurer	2017	43
Brian T. Finnegan	President, Chief Operating Officer	2004	44
Mark T. Horgan	Executive Vice President, Chief Investment Officer	2016	49
Steven F. Siegel	Executive Vice President, General Counsel and Secretary	1991	64
(1)    Includes predecessors of Brixmor Property Group Inc.

Corporate Headquarters
Brixmor Property Group Inc., a Maryland corporation, was incorporated in 2011. The Operating Partnership, a Delaware limited partnership, was formed in 2011. Our principal executive offices are located at 100 Park Avenue, New York, New York 10017, and our telephone number is (212) 869-3000.

Our website address is https://www.brixmor.com. Information on our website is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. You may access these filings by visiting "SEC Filings" under the "Financial Info" section of the "Investors" portion of our website. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information for issuers, such as us, that file electronically with the SEC at https://www.sec.gov.

Financial and other material information regarding our company is routinely posted on and accessible at the "Investors" portion of our website at https://www.brixmor.com. Investors and others should note that we use our website as a channel of distribution of material information to our investors. Therefore, we encourage investors and others interested in our company to review the information we post on the "Investors" portion of our website. In addition, you may enroll to automatically receive e-mail alerts and other information about our company by visiting "Email Alerts" under the "Additional Info" section of the "Investors" portion of our website.

Dividend Reinvestment & Direct Stock Purchase Plan
Our registrar and stock transfer agent is Computershare Trust Company, N.A. We offer a Dividend Reinvestment and Direct Stock Purchase Plan, providing stockholders and new investors with a simple and convenient method of investing in additional shares of common stock without payment of transaction or processing fees, service charges, or other expenses. Plan inquiries may be directed to (877) 373-6374, or (781) 575-2879 if located outside the U.S. and Canada.

Item 1A. Risk Factors
Risks Related to Our Portfolio and Our Business
Adverse economic, market, and real estate conditions may adversely affect our financial condition, operating results, and cash flows.
Our Portfolio is predominantly comprised of community and neighborhood shopping centers. Our performance is, therefore, subject to risks associated with owning and operating these types of real estate assets. See "Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K for the factors that could affect our rental income and/or property operating expenses and therefore adversely affect our financial condition, operating results, and cash flows.

Elevated levels of inflation and/or interest rates could adversely affect us and our tenants.
Although recent inflationary pressures have begun to abate, inflation may increase in the future, and such increases could lead to the Federal Reserve increasing interest rates. Increases in interest rates could result in higher operating and incremental borrowing costs for us and our tenants. Although the terms of our leases, the duration of our indebtedness, and our relatively low exposure to floating rate debt have historically mitigated the direct impact of inflation and interest rate increases, the degree and pace of these changes have had and may continue to have impacts on our business, including as a result of increased financing costs when we refinance our indebtedness, and a potential economic recession, which may lead to higher levels of unemployment and decreases in consumer confidence and/or discretionary spending.

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.
International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods and tariffs or other trade restrictions could increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants could be adversely impacted. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

Public health crises could materially and adversely affect our financial condition, operating results, and cash flows.
Public health crises can have repercussions across domestic and global economies and financial markets. Government responses to such crises, including quarantines, may force our tenants to temporarily close stores, reduce hours, or significantly limit service and may lead to reduced spending by the retail customer, which may result in significant economic contractions and increases in national unemployment. The direct and indirect impacts of these crises could adversely affect our financial condition, operating results, and cash flows.

We may be required to make rent or other concessions and/or incur significant capital expenditures to retain existing tenants or attract new tenants.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers, and e-commerce, which compete with our Portfolio in attracting and retaining retailers. As of December 31, 2024, leases are scheduled to expire in our Portfolio on a total of approximately 8.9% of leased GLA during 2025. We may not be able to renew or promptly re-lease expiring space and even if we do renew or re-lease such space, future rental rates may be lower than current rates and other terms may not be as favorable. In addition, we may be required to incur significant capital expenditures in order to retain existing tenants or attract new tenants. In these situations, our financial condition, operating results, and cash flows could be adversely impacted.

Our active value-enhancing reinvestment program subjects us to risks that could adversely affect our financial condition, operating results, and cash flows.
In order to enhance the attractiveness of our Portfolio to retailers and consumers, we actively reinvest in our assets in the form of repositioning and redevelopment projects. In addition to the risks associated with real estate investments in general, as described elsewhere, the risks associated with repositioning and redevelopment projects include: (1) delays or failures in obtaining necessary zoning, occupancy, land use, and other governmental permits;

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
As of December 31, 2024, we had approximately $5.4 billion aggregate principal amount of indebtedness outstanding. Our indebtedness could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments, reducing the cash flow available to fund our business, pay dividends, including those necessary to maintain our REIT qualification, or use for other purposes; (2) increase our vulnerability to an economic downturn or various competitive pressures, as debt payments are not reduced if the economic performance of any property, or the Portfolio as a whole, deteriorates; and (3) limit our flexibility to respond to changing business and economic conditions. We are also subject to risks related to refinancing our indebtedness, including the risk that interest rates on new indebtedness will be significantly higher than the indebtedness being refinanced. In addition, non-compliance with the terms of our debt agreements could result in the acceleration of a significant amount of indebtedness and could materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing on favorable terms or at all. Any of these outcomes could adversely affect our financial condition, operating results, and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, and an increase in our debt service obligations may adversely affect our financial condition, operating results, and cash flows.
Since 2022, interest rates have been significantly higher than in recent years. As of December 31, 2024, $500.0 million of borrowings under our Term Loan Facility bear interest at variable rates. In addition, we had $1.25 billion of available liquidity under our Revolving Facility which would bear interest at variable rates upon borrowing. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income and cash flows correspondingly decrease. In order to partially mitigate our exposure to interest rate risk, we have entered into interest rate swap agreements on $500.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap agreements, a 100 basis point increase in interest rates would not result in an increase in annual interest expense.

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

Further information relating to recognition of remediation obligations in accordance with GAAP is discussed under the heading "Environmental matters" in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report.

Compliance with the Americans with Disabilities Act, fire, safety, environmental, and other regulations may require us to make expenditures that could adversely affect our financial condition, operating results, and cash flows.
All of the properties in our Portfolio are required to comply with the Americans with Disabilities Act ("ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements may necessitate the removal of access barriers and non-compliance could result in the imposition of fines by the U.S. government, awards of damages to private litigants, or both. We are continually assessing our Portfolio to determine our compliance with the current requirements of the ADA. We are required to comply with the ADA within the common areas of our Portfolio and we may not be able to pass on to our tenants the costs necessary to remediate any common area ADA issues, which could adversely affect our financial condition, operating results, and cash flows. In addition, we are required to operate the properties in compliance with fire, safety, and environmental regulations, building codes, and other regulations, as they may be adopted by governmental bodies and become applicable to our Portfolio. As a result, we may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop properties subject to, those requirements. Further, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require us to make additional capital expenditures. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. These requirements could increase the costs of maintaining or improving the properties in our Portfolio and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent, which could adversely affect our financial condition, operating results, and cash flows.

We and our tenants face risks relating to cybersecurity attacks that could cause the loss of confidential information or other business disruptions.
We rely extensively on information technology ("IT") systems, including systems through vendors and third parties, to operate and manage our business and process transactions, and as a result, our business is at risk from, and may be impacted by, cybersecurity attacks. These attacks could include attempts to gain unauthorized access to our data and/or IT systems. Attacks may be undertaken by individuals or may be highly organized attempts by very sophisticated organizations. We employ a variety of measures to prevent, detect, and mitigate these threats; however, there is no guarantee that such efforts will be successful in preventing or mitigating a cybersecurity attack. Further, new technologies such as Artificial Intelligence may be more capable at evading these safeguard measures. A cybersecurity attack, such as a ransomware attack, could compromise the confidential information, including the personally identifiable information, of our employees, tenants, and vendors, disrupt the proper functioning of our networks and IT systems, result in misstated financial reports or covenants under various financing agreements, and/or missed reporting deadlines, prevent us from properly monitoring our REIT qualification, result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space, or require significant management attention and resources to remedy any damages that result. A successful attack could also damage our reputation and result in significant remediation costs, regulatory investigations, and potential litigation.

Similarly, our tenants rely extensively on IT systems to process transactions and manage their businesses and thus are also at risk from, and may be impacted by, cybersecurity attacks, which could impact their ability to pay rent timely or at all. A cybersecurity attack experienced by us or one of our tenants that results in an interruption in business operations and/or a deterioration in reputation could adversely affect our financial condition, operating results, and cash flows. However, we continue to face ongoing and increasing cybersecurity risks which may materially affect us in the future and there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. Although we maintain insurance that is designed to cover cybersecurity incidents, our coverage may not sufficiently cover all types of losses or claims that may arise or be subject to exclusions.

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

If BPG fails to qualify as a REIT in any taxable year and BPG is not entitled to relief under applicable statutory provisions:

•BPG would be taxed as a non-REIT "C" corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on its taxable income at regular corporate income tax rates, which would reduce BPG’s cash flows and funds available for distribution to stockholders; and
•BPG would be disqualified from taxation as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have a material and adverse effect on us.
The Internal Revenue Service ("IRS"), the U.S. Treasury Department, and Congress frequently review U.S. federal income tax legislation, regulations, and other guidance. BPG cannot predict whether, when, or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be adopted. Any legislative action, including the possibility of major tax legislation, may prospectively or retroactively modify BPG’s tax treatment and, therefore, may adversely affect taxation of BPG or BPG’s stockholders. Stockholders should consult with their tax advisors with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in BPG’s stock.

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

In addition, the REIT provisions of the Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets, other than foreclosure property, that constitute inventory or other property held for sale to customers in the ordinary course of business. Although BPG does not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with BPG’s characterization of its properties or that BPG will be able to make use of the otherwise available safe harbors. The resulting 100% tax could affect BPG’s decisions to sell certain properties if it believes such sales could be treated as prohibited transactions. However, BPG would not be subject to this tax if it were to sell such assets through a taxable REIT subsidiary, instead incurring tax on the asset sale at regular corporate tax rates.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Given the critical importance of cybersecurity, including data privacy, we have developed a cybersecurity program, supported by risk management and oversight procedures. The cybersecurity program includes written policies and standards that take into account the guidance of well-recognized industry cybersecurity frameworks.

Management and Board Oversight
We have dedicated cybersecurity resources led by our Chief Information Officer ("CIO"), who regularly provides reports on cybersecurity to our executive officers, including the CEO and CFO. Our CIO has significant experience in the cybersecurity and IT fields and holds multiple degrees, including a Bachelor of Science in Information Science and a Master of Business Administration. Additionally, our CIO is a Certified Information Security Manager.

We have developed a cybersecurity incident response plan ("CSIRP") for cybersecurity incidents that may jeopardize the confidentiality, integrity, or availability of our IT systems. Our CSIRP guides the internal response to cybersecurity incidents, following a process consistent with well-recognized industry cybersecurity frameworks. Pursuant to the CSIRP and its escalation protocols, we engage the incident response team ("IRT"), which includes designated personnel responsible for: (1) analyzing the severity of the incident and associated threat; (2) notifying management of the threat; (3) containing the threat; (4) eradicating the threat; (5) restoring data and access to systems; (6) working with management to determine the reporting and disclosure obligations associated with the incident; and (7) performing post-incident analysis and improvements. The IRT is led by an incident response coordinator, which in the event of a cybersecurity incident would generally be the CIO, and includes members of our IT resources, risk management, legal, communications, finance, and accounting teams, in addition to any other personnel depending on the particular facts and circumstances of the incident.

We consider cybersecurity as part of our broader consideration of business strategy and enterprise risk management. Our board of directors has delegated to the Audit Committee the responsibility of overseeing our risk management program, including for the cybersecurity program. The Audit Committee receives quarterly updates from our CIO with respect to the cybersecurity program. As part of its oversight, the Audit Committee may, for example, receive updates regarding assessments of our alignment with certain industry cybersecurity frameworks, our cybersecurity insurance coverage, cybersecurity-related internal controls, results of penetration testing, revisions to the CSIRP, business continuity plans, and threat assessments.

Processes for Assessing, Identifying, and Managing Material Risks from Cybersecurity Threats
Our cybersecurity program has four components: (1) preparation and prevention; (2) detection and analysis; (3) incident response including containment, eradication, recovery, and reporting; and (4) post-incident analysis and program enhancements.

Preparation and Prevention
We utilize a variety of tools, processes, software, and hardware that are managed and monitored by our IT resources including third-party vendors, as applicable, to prevent and prepare for cybersecurity threats. We conduct regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and we implement business continuity, contingency, and recovery plans to mitigate the impact of an incident. As part of these efforts, we engage a third party to conduct periodic penetration testing and an external review of our vulnerabilities. We continue to strengthen access management mechanisms including broad adoption of multi-factor authentication, geolocation-based blocking, and network segmentation. To support our preparedness, we perform tabletop exercises at least once a year to test our CSIRP.

We recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of our prevention efforts is training employees to recognize and respond to cybersecurity threats. All new hires receive mandatory privacy and information security training. Employees must also complete mandatory ongoing annual cybersecurity and data trainings, which are supplemented throughout the year by regular phishing and other cyber-related awareness activities. Additionally, we conduct specialized training for our high-risk employees on an annual basis and specialized training for employees with access to certain sensitive information systems. These trainings and tests are tracked throughout the year for each employee and are directly tied to their overall compensation.

We recognize that our third-party vendors can be subject to cybersecurity incidents which may impact us. To mitigate third-party risk, vendor access to our network resources is reviewed, authorized, and monitored for appropriateness. Third-party IT vendors that are determined to present a higher risk are also subject to additional diligence such as questionnaires, inquiries, and relevant certifications.

Detection and Analysis
Cybersecurity incidents may be detected through a variety of means and indicators, which may include, but are not limited to, alerts from customers, employees, vendors, service providers, other third parties, and/or automated event-detection notifications. Once a potential cybersecurity incident is identified, including a third-party cybersecurity event, the incident response coordinator follows the procedures pursuant to the CSIRP to investigate the potential incident, including classifying the nature and severity of the event.

Containment, Eradication, Recovery, and Reporting
The IRT is responsible for deciding on a containment strategy to respond to the cybersecurity incident, coordinating resources, and communicating to management with subsequent notification to the Audit Committee, if warranted.

The IRT also directs and coordinates eradication and recovery efforts. Eradication and recovery activities depend on the nature of the cybersecurity incident, which may include, but are not limited to, rebuilding systems and/or hosts, replacing compromised files with clean versions, or validation of files or data that may have been affected. Containment, eradication, and recovery may be aided by third-party vendors or investigators.

Our CSIRP provides clear communication protocols, including with respect to members of management, which may include, depending on the incident's classification and other circumstances, members of the IRT, CEO, CFO, CIO, General Counsel, Audit Committee, and external counsel. In addition, the CSIRP considers communications and reporting to tenants, regulators, and law enforcement.

Post-Incident Activity
After recovery, the IRT conducts a post-incident analysis to identify potential enhancements to the cybersecurity program that can mitigate the risk and/or severity of future incidents. The results of these reviews are shared with management and the Audit Committee.

Cybersecurity Risks
As of December 31, 2024, we have not had any known instances of material cybersecurity incidents. However, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See "We and our tenants face risks relating to cybersecurity attacks that could cause the loss of confidential information or other business disruptions" in Item 1A. "Risk Factors" for further information relating to cybersecurity risks.

Item 2. Properties
As of December 31, 2024, our Portfolio was comprised of 363 shopping centers totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 CBSAs in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2024, our three largest tenants by ABR were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc.

The following table summarizes our top 20 tenants, ranked by ABR, as of December 31, 2024 (dollars in thousands, except for PSF amounts):

Retailer	Owned Leases(1)	Leased GLA(1)	Percent of GLA(1)	ABR(1)	Percent of ABR(1)	ABR PSF(1)
The TJX Companies, Inc.	90	2,604,394	4.1%	$33,176	3.3%	$12.74
The Kroger Co.	45	3,037,909	4.7%	23,207	2.3%	7.64
Burlington Stores, Inc.	44	1,829,056	2.9%	20,987	2.1%	11.47
Dollar Tree Stores, Inc.	119	1,357,291	2.1%	16,509	1.6%	12.16
Publix Super Markets, Inc.	32	1,490,442	2.3%	14,898	1.5%	10.00
Ross Stores, Inc	43	1,100,750	1.7%	13,946	1.4%	12.67
Five Below, Inc.	65	622,769	1.0%	12,626	1.2%	20.27
Amazon.com, Inc. / Whole Foods Market Services, Inc.	18	654,782	1.0%	12,040	1.2%	18.39
L.A Fitness International, LLC	15	606,956	0.9%	11,737	1.2%	19.34
PetSmart, Inc.	27	587,611	0.9%	10,121	1.0%	17.22
Ulta Beauty, Inc.	37	405,313	0.6%	9,905	1.0%	24.44
Albertson's Companies, Inc	14	750,202	1.2%	9,877	1.0%	13.17
Ahold Delhaize	15	797,807	1.2%	9,031	0.9%	11.32
Kohl's Corporation	14	1,051,137	1.6%	8,763	0.9%	8.34
PETCO Animal Supplies, Inc.	35	479,951	0.7%	8,630	0.9%	17.98
The Michaels Companies, Inc.	23	515,734	0.8%	6,895	0.7%	13.37
ALDI	20	616,530	1.0%	5,913	0.6%	9.59
Barnes & Noble, Inc.	17	332,382	0.5%	5,690	0.6%	17.12
JOANN Stores, Inc.	19	423,020	0.7%	5,483	0.5%	12.96
Party City Holdco Inc.	24	353,833	0.6%	5,342	0.5%	15.10
TOP 20 RETAILERS	716	19,617,869	30.5%	$244,776	24.4%	$12.48
(1)     Includes only locations which are owned or guaranteed by the parent company. Excludes all franchise locations.

The following table summarizes the geographic diversity of our Portfolio by state, ranked by ABR, as of December 31, 2024 (dollars in thousands, expect for PSF amounts):

	State	Number of Properties	GLA	Percent Billed	Percent Leased	ABR	ABR PSF	Percent of Number of Properties	Percent of GLA	Percent of ABR
1	Florida	48	8,473,446	92.1%	95.9%	$141,138	$17.88	13.2%	13.2%	14.0%
2	Texas	48	7,409,851	88.3%	95.2%	120,470	17.88	13.2%	11.6%	11.9%
3	California	28	5,187,376	92.5%	98.2%	116,966	24.55	7.6%	8.1%	11.7%
4	Pennsylvania	24	4,336,727	93.5%	96.6%	71,843	21.00	6.5%	6.7%	7.2%
5	New York	27	3,435,843	93.7%	95.0%	71,391	22.37	7.4%	5.4%	7.1%
6	Illinois	16	3,942,403	85.1%	90.6%	55,458	15.95	4.4%	6.2%	5.5%
7	Georgia	26	3,598,171	93.3%	94.9%	48,161	14.62	7.2%	5.6%	4.8%
8	New Jersey	16	2,821,623	89.3%	93.6%	47,804	19.22	4.4%	4.4%	4.7%
9	North Carolina	14	3,164,938	93.4%	95.0%	43,445	15.23	3.9%	4.9%	4.3%
10	Michigan	15	2,832,546	94.9%	95.6%	40,072	15.49	4.1%	4.4%	4.0%
11	Ohio	13	2,666,416	88.7%	92.0%	32,993	15.89	3.6%	4.2%	3.3%
12	Connecticut	10	1,787,723	91.7%	94.8%	26,667	16.64	2.8%	2.8%	2.6%
13	Tennessee	7	1,790,636	92.4%	96.6%	24,637	14.56	1.9%	2.8%	2.4%
14	Massachusetts	11	1,644,590	92.5%	96.6%	24,382	17.12	3.0%	2.6%	2.4%
15	Colorado	7	1,578,087	91.2%	97.2%	24,203	16.73	1.9%	2.5%	2.4%
16	Kentucky	6	1,545,582	96.3%	96.8%	18,686	13.96	1.7%	2.4%	1.8%
17	South Carolina	8	1,210,244	93.3%	94.6%	18,510	16.39	2.2%	1.9%	1.8%
18	Minnesota	9	1,269,747	85.7%	95.1%	18,232	16.43	2.5%	2.0%	1.8%
19	Indiana	4	990,824	95.4%	96.0%	12,215	12.98	1.1%	1.5%	1.2%
20	Virginia	5	742,449	94.8%	99.5%	10,582	15.60	1.4%	1.2%	1.0%
21	New Hampshire	5	672,254	95.8%	98.5%	10,271	16.16	1.4%	1.1%	1.0%
22	Wisconsin	3	520,769	96.1%	96.2%	6,453	12.89	0.8%	0.8%	0.6%
23	Maryland	2	371,986	92.0%	92.0%	5,975	18.07	0.6%	0.6%	0.6%
24	Missouri	4	495,523	90.5%	93.6%	4,937	10.72	1.1%	0.8%	0.5%
25	Kansas	2	376,599	92.5%	94.4%	3,748	13.64	0.6%	0.6%	0.4%
26	Alabama	1	398,701	73.1%	73.1%	3,355	11.87	0.3%	0.6%	0.3%
27	Arizona	1	165,350	74.5%	100.0%	2,267	13.71	0.3%	0.3%	0.2%
28	Maine	1	287,459	91.2%	100.0%	2,265	19.03	0.3%	0.4%	0.2%
29	Vermont	1	223,314	94.8%	94.8%	2,138	10.10	0.3%	0.3%	0.2%
30	West Virginia	1	75,344	54.1%	100.0%	884	11.73	0.3%	0.1%	0.1%
TOTAL		363	64,016,521	91.4%	95.2%	$1,010,148	$17.66	100.0%	100.0%	100.0%

The following table summarizes certain information for our Portfolio by unit size, as of December 31, 2024 (dollars in thousands, expect for PSF amounts):

	Number of Units	GLA	Percent of GLA	Percent Billed	Percent Leased	ABR	Percent of ABR	ABR PSF
≥ 35,000 SF	397	22,480,509	35.1%	94.1%	98.2%	$223,286	22.1%	$11.57
20,000 – 34,999 SF	482	12,544,682	19.6%	91.7%	95.4%	150,764	15.0%	12.72
10,000 – 19,999 SF	617	8,444,961	13.2%	93.3%	97.0%	130,440	12.9%	16.33
5,000 – 9,999 SF	1,096	7,573,997	11.8%	87.9%	91.9%	147,786	14.7%	22.06
< 5,000 SF	6,018	12,972,372	20.3%	87.0%	90.7%	357,872	35.3%	31.50
TOTAL	8,610	64,016,521	100.0%	91.4%	95.2%	$1,010,148	100.0%	$17.66

TOTAL ≥ 10,000 SF	1,496	43,470,152	67.9%	93.2%	97.2%	$504,490	50.0%	$12.89
TOTAL < 10,000 SF	7,114	20,546,369	32.1%	87.4%	91.1%	505,658	50.0%	28.00

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next 10 calendar years and thereafter, assuming no exercise of renewal options and including the GLA of lessee-owned leasehold improvements, as of December 31, 2024:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR PSF	ABR PSF at Expiration
M-M	193	600,570	1.0%	1.1%	$18.24	$18.24
2025	909	5,435,002	8.9%	7.5%	14.01	13.96
2026	1,034	7,118,472	11.7%	11.2%	15.91	16.04
2027	1,103	8,344,141	13.7%	13.1%	15.89	16.22
2028	991	6,869,521	11.3%	11.8%	17.31	17.88
2029	966	8,525,224	14.0%	13.2%	15.64	16.22
2030	638	6,232,489	10.2%	9.2%	14.94	16.38
2031	346	2,779,419	4.6%	4.7%	17.21	19.23
2032	362	2,656,828	4.4%	4.8%	18.31	20.53
2033	411	3,152,905	5.2%	6.0%	18.78	21.34
2034	443	3,693,053	6.0%	6.7%	18.35	21.10
2035+	502	5,551,273	9.0%	10.7%	19.54	23.34

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

We also maintain commercial liability, fire, extended coverage, earthquake, business interruption, and rental loss insurance covering all of the properties in our Portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, industry practice, and the nature of the shopping centers in our Portfolio. In addition, tenants are generally required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents at the properties (including without limitation any environmental contamination), and to obtain liability and property damage insurance policies at the tenant’s expense, kept in full force during the term of the lease. In the opinion of our management, all of the properties in our Portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses, such as losses from war. See "Risk Factors – Risks Related to Our Portfolio and Our Business – An uninsured property loss or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties."

Item 3. Legal Proceedings
The information contained under the heading "Legal Matters" in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BPG’s common stock trades on the New York Stock Exchange under the trading symbol "BRX." As of February 3, 2025, the number of holders of record of BPG’s common stock was 487. This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

To the extent BPG is prevented, by provisions in our financing agreements or otherwise, from distributing 100% of BPG’s REIT taxable income, or otherwise does not distribute 100% of BPG’s REIT taxable income, BPG will be subject to income tax, and potentially excise tax, on the retained amounts. If our operations do not generate sufficient cash flow to allow BPG to satisfy the REIT distribution requirements, we may be required to fund distributions with working capital, additional indebtedness, or asset sales, or we may be required to reduce such distributions or make such distributions, in whole or in part, payable in shares of BPG’s stock. See Item 1A. "Risk Factors" for information regarding risk factors that could adversely affect our financial condition, operating results, and cash flows.

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income or capital gain income. Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital. Non-taxable return of capital distributions, to the extent that they do not exceed the stockholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the stockholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and in excess of the stockholder’s adjusted tax basis in its common shares, the distributions will be treated as capital gains from the sale of common shares. For the taxable year ended December 31, 2024, 100.0% of the Company’s distributions to stockholders constituted taxable ordinary income. For the taxable year ended December 31, 2023, 100.0% of the Company’s distributions to stockholders constituted taxable ordinary income.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from December 31, 2019 through December 31, 2024, the cumulative total return of BPG’s common stock with the cumulative total return of the S&P 500 Index and the FTSE Nareit Equity Shopping Centers Index. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.
Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the year ended December 31, 2024.

Issuer Purchases of Equity Securities
In November 2022, we renewed our share repurchase program (the "Repurchase Program") for up to $400.0 million of our common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by our board of directors. The Repurchase Program replaced our prior share repurchase program, which was scheduled to expire on January 9, 2023. During the three months and year ended December 31, 2024, we did not repurchase any shares of common stock. As of December 31, 2024, the Repurchase Program had $400.0 million of available repurchase capacity.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of December 31, 2024, our portfolio was comprised of 363 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2024, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2024, and intends to satisfy such requirements for subsequent taxable years.

Our primary objective is to maximize total returns to our stockholders through consistent, sustainable growth in cash flow. Our key strategies to achieve this objective include proactively managing our Portfolio to drive internal growth, pursuing value-enhancing reinvestment opportunities, and prudently executing on acquisition and disposition activity, while also maintaining a flexible capital structure positioned for growth. In addition, as we execute on our key strategies, we do so guided by our Corporate Responsibility strategy.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of three regional offices in Atlanta, Philadelphia and San Diego, as well as our 11 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefiting from the regional and local expertise of our leasing and operations teams.

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

Our ability to maintain or increase rental income is primarily dependent on our ability to maintain or increase rental rates, renew expiring leases, and/or lease available space. Increases in our property operating expenses, including repairs and maintenance, landscaping, snow removal, security, ground rent related to properties for which we are the lessee, utilities, insurance, real estate taxes, and various other costs, to the extent they are not reimbursed by tenants or offset by increases in rental income, will adversely impact our overall performance. See "Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K for additional information regarding risk factors that could affect our financial condition, operating results, and cash flows.

Leasing Highlights
As of December 31, 2024, billed and leased occupancy were 91.4% and 95.2%, respectively, compared to 90.6% and 94.7%, respectively, as of December 31, 2023.

The following table summarizes our executed leasing activity for the years ended December 31, 2024 and 2023 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Year Ended December 31, 2024
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,416	9,575,662	$17.57	$3.12	$2.07	16.5%
New and renewal leases	1,198	5,405,588	21.88	5.53	3.67	22.5%
New leases	497	2,703,535	21.86	9.55	7.26	38.8%
Renewal leases	701	2,702,053	21.90	1.50	0.07	15.7%
Option leases	218	4,170,074	11.99	—	—	7.2%

For the Year Ended December 31, 2023
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,653	10,169,163	$18.34	$4.93	$2.34	15.3%
New and renewal leases	1,431	6,327,403	22.02	7.92	3.76	19.3%
New leases	577	2,981,298	21.92	14.51	7.90	40.0%
Renewal leases	854	3,346,105	22.10	2.04	0.06	13.3%
Option leases	222	3,841,760	12.27	—	—	7.7%
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

Acquisition Activity
•During the year ended December 31, 2024, we acquired seven shopping centers and two land parcels for an aggregate purchase price of $293.8 million, including transaction costs and closing credits.

•During the year ended December 31, 2023, we acquired two land parcels for an aggregate purchase price of $2.3 million, including transaction costs and closing credits.

Disposition Activity
•During the year ended December 31, 2024, we disposed of six shopping centers, six partial shopping centers, and two land parcels for aggregate net proceeds of $208.2 million, resulting in aggregate gain of $76.2 million and aggregate impairment of $0.5 million. In addition, during the year ended December 31, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million.

•During the year ended December 31, 2023, we disposed of 11 shopping centers and nine partial shopping centers for aggregate net proceeds of $182.0 million, resulting in aggregate gain of $65.3 million and aggregate impairment of $6.1 million. In addition, during the year ended December 31, 2023, we disposed of a non-operating asset and resolved contingencies related to previously disposed assets for aggregate net proceeds of $0.3 million, resulting in aggregate gain of $0.1 million.

Results of Operations
The results of operations discussion is combined for BPG and the Operating Partnership because there are no material differences in the results of operations between the two reporting entities.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Revenues (in thousands)

	Year Ended December 31,
	2024	2023	$ Change
Revenues
Rental income	$1,283,421	$1,243,844	$39,577
Other revenues	1,633	1,192	441
Total revenues	$1,285,054	$1,245,036	$40,018

Rental income
The increase in rental income for the year ended December 31, 2024 of $39.6 million, compared to the corresponding period in 2023, was due to a $47.6 million increase for assets owned for the full period, partially offset by an $8.0 million decrease due to net transaction activity. The increase for assets owned for the full period was due to (i) a $38.8 million increase in base rent; (ii) a $7.2 million increase in straight-line rental income, net; (iii) a $7.1 million increase in expense reimbursements; (iv) a $0.5 million increase in percentage rents; and (v) a $0.3 million increase in ancillary and other rental income; partially offset by (vi) a $4.1 million decrease in rental income associated with revenues deemed uncollectible; (vii) a $1.2 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; and (viii) a $1.0 million decrease in lease termination fees. The $38.8 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 16.5% during the year ended December 31, 2024 and 15.3% during the year ended December 31, 2023, and an increase in weighted average billed occupancy.

Other revenues
The increase in other revenues for the year ended December 31, 2024 of $0.4 million, compared to the corresponding period in 2023, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Year Ended December 31,
	2024	2023	$ Change
Operating expenses
Operating costs	$152,825	$146,473	$6,352
Real estate taxes	164,291	173,517	(9,226)
Depreciation and amortization	381,396	362,277	19,119
Impairment of real estate assets	11,143	17,836	(6,693)
General and administrative	116,363	117,128	(765)
Total operating expenses	$826,018	$817,231	$8,787

Operating costs
The increase in operating costs for the year ended December 31, 2024 of $6.4 million, compared to the corresponding period in 2023, was due to a $9.1 million increase in operating costs for assets owned for the full period, primarily due to an increase in repairs and maintenance and insurance, partially offset by a $2.7 million decrease due to net transaction activity.

Real estate taxes
The decrease in real estate taxes for the year ended December 31, 2024 of $9.2 million, compared to the corresponding period in 2023, was due to a $6.8 million decrease in real estate taxes for assets owned for the full period, primarily due to an increase in favorable adjustments related to prior year assessments and a decrease in current year assessments, in addition to a $2.4 million decrease due to net transaction activity, partially offset by a decrease in real estate tax refunds.

Depreciation and amortization
The increase in depreciation and amortization for the year ended December 31, 2024 of $19.1 million, compared to the corresponding period in 2023, was due to an $18.1 million increase for assets owned for the full period, primarily due to an increase in capital expenditures and an increase in accelerated depreciation and amortization related to tenant move-outs, in addition to a $1.0 million increase due to net transaction activity.

Impairment of real estate assets
During the year ended December 31, 2024, aggregate impairment of $11.1 million was recognized on one partial shopping center and one land parcel as a result of disposition activity, and two operating properties. During the year ended December 31, 2023, aggregate impairment of $17.8 million was recognized on two shopping centers and two partial shopping centers as a result of disposition activity, and one operating property.

General and administrative
The decrease in general and administrative costs of $0.8 million for the year ended December 31, 2024, compared to the corresponding period in 2023, was primarily due to a decrease in office rent expense, partially offset by an increase in net compensation costs.

During the years ended December 31, 2024 and 2023, construction compensation costs of $18.9 million and $18.5 million, respectively, were capitalized to building and improvements and leasing legal costs of $3.2 million and $4.6 million, respectively, and leasing commission costs of $7.6 million and $7.9 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2024	2023	$ Change
Other income (expense)
Dividends and interest	$20,776	$666	$20,110
Interest expense	(215,994)	(190,733)	(25,261)
Gain on sale of real estate assets	78,064	65,439	12,625
Gain on extinguishment of debt, net	554	4,356	(3,802)
Other	(3,160)	(2,446)	(714)
Total other expense	$(119,760)	$(122,718)	$2,958

Dividends and interest
The increase in dividends and interest for the year ended December 31, 2024 of $20.1 million, compared to the corresponding period in 2023, was primarily due to an increase in interest income associated with higher cash and cash equivalent balances and a higher weighted average interest rate return.

Interest expense
The increase in interest expense for the year ended December 31, 2024 of $25.3 million, compared to the corresponding period in 2023, was primarily due to higher overall debt obligations, in addition to a higher weighted average interest rate.

Gain on sale of real estate assets
During the year ended December 31, 2024, six shopping centers, five partial shopping centers, and one land parcel were disposed of resulting in aggregate gain of $76.2 million. In addition, during the year ended December 31, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies relating to previously disposed assets, resulting in aggregate gain of $1.9 million. During the year ended December 31, 2023, nine shopping centers and seven partial shopping centers were disposed of resulting in aggregate gain of $65.3 million. In addition, during the year ended December 31, 2023, we disposed of a non-operating asset and resolved contingencies relating to a previously disposed asset, resulting in aggregate gain of $0.1 million.

Gain on extinguishment of debt, net
During the year ended December 31, 2024, we repurchased $67.7 million of the $700.0 million 2025 Notes then outstanding, resulting in a $0.6 million gain on extinguishment of debt. During the year ended December 31, 2023, we repurchased $199.6 million of the $500.0 million 2024 Notes then outstanding, resulting in a $4.4 million gain on extinguishment of debt.

Other
The increase in other expense for the year ended December 31, 2024 of $0.7 million, as compared to the corresponding period in 2023, was primarily due to an increase in transaction expenses, net.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 12, 2024, for a discussion of the comparison of the year ended December 31, 2023 to the year ended December 31, 2022.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2024, we had $1.63 billion of available liquidity, including $1.25 billion available under our Revolving Facility and $378.7 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2025 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of December 31, 2024 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended December 31, 2025	Thereafter
Debt maturities (1)	$632.3	$4,718.5
Interest payments (1)(2)	207.2	847.7
Operating leases	6.2	112.9
Total	$845.7	$5,679.1
(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of December 31, 2024. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for a further discussion of these and other factors that could impact interest payments.

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

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the fourth quarter of 2024 and the first quarter of 2025:

	Fourth Quarter 2024	First Quarter 2025
Dividend declared per common share	$0.2875	$0.2875
Dividend declaration date	October 23, 2024	February 5, 2025
Dividend record date	January 3, 2025	April 2, 2025
Dividend payable date	January 15, 2025	April 15, 2025

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2024	2023	$ Change
Net cash provided by operating activities	$624,687	$588,794	$35,893
Net cash used in investing activities	(437,021)	(163,080)	(273,941)
Net cash provided by (used in) financing activities	172,122	(428,069)	600,191

Net change in cash, cash equivalents and restricted cash	359,788	(2,355)	362,143
Cash, cash equivalents and restricted cash at beginning of period	18,904	21,259	(2,355)
Cash, cash equivalents and restricted cash at end of period	$378,692	$18,904	$359,788

Brixmor Operating Partnership LP

	Year Ended December 31,
	2024	2023	$ Change
Net cash provided by operating activities	$624,687	$588,794	$35,893
Net cash used in investing activities	(437,021)	(163,080)	(273,941)
Net cash provided by (used in) financing activities	171,462	(427,142)	598,604

Net change in cash, cash equivalents and restricted cash	359,128	(1,428)	360,556
Cash, cash equivalents and restricted cash at beginning of period	18,904	20,332	(1,428)
Cash, cash equivalents and restricted cash at end of period	$378,032	$18,904	$359,128

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the year ended December 31, 2024, our net cash provided by operating activities increased $35.9 million, compared to the corresponding period in 2023. The increase was primarily due to (i) an increase in same property net operating income; and (ii) an increase in cash inflows for dividends and interest income; partially offset by (iii) a decrease in cash from net working capital; (iv) a decrease in net operating income due to net transaction activity and other non-same property net operating income; (v) an increase in cash outflows for interest expense; (vi) an increase in cash outflows for general and administrative expense; and (vi) a decrease in lease termination fees.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the year ended December 31, 2024, our net cash used in investing activities increased $273.9 million, compared to the corresponding period in 2023. The increase was primarily due to (i) an increase of $291.5 million in acquisitions of real estate assets; (ii) an increase of $8.2 million in improvements to and investments in real estate assets; and (iii) an increase of $2.1 million in purchases of marketable securities, net of sales; partially offset by (iv) an increase of $27.9 million in net proceeds from sales of real estate assets.

Improvements to and investments in real estate assets
During the years ended December 31, 2024 and 2023, we expended $353.4 million and $345.2 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $4.8 million and $0.7 million, respectively, which were received during the year ended December 31, 2024 and 2023.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers. As of December 31, 2024, we had 36 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $389.6 million, of which $181.8 million had been incurred as of December 31, 2024. In addition, we have identified a pipeline of future reinvestment projects, which we expect to execute over the next several years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire individual shopping centers or portfolios of shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the year ended December 31, 2024, we acquired seven shopping centers and two land parcels for an aggregate purchase price of $293.8 million, including transaction costs and closing credits. During the year ended December 31, 2023, we acquired two land parcels for an aggregate purchase price of $2.3 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the year ended December 31, 2024, we disposed of six shopping centers, six partial shopping centers, and two land parcels for aggregate net proceeds of $208.2 million. In addition, during the year ended December 31, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets. During the year ended December 31, 2023, we disposed of 11 shopping centers and nine partial shopping centers for aggregate net proceeds of $182.0 million. In addition, during the year ended December 31, 2023, we received aggregate net proceeds of $0.3 million related to a non-operating asset.

Financing Activities
Net cash provided by (used in) financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the year ended December 31, 2024, our net cash provided by (used in) financing activities increased $600.2 million, compared to the corresponding period in 2023. The increase was primarily due to (i) a $510.9 million increase in debt borrowings, net of repayments; (ii) a $114.7 million increase in issuances of common stock; and (iii) a $0.2 million increase in contributions from non-controlling interests; partially offset by (iv) a $15.9 million increase in distributions to our common stockholders; (v) a $6.9 million increase in deferred financing costs; and (vi) a $2.8 million increase in repurchases of common stock.

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

Funds From Operations
Nareit FFO (defined hereafter) is a supplemental, non-GAAP performance measure utilized to evaluate the operating and financial performance of real estate companies. Nareit defines funds from operations ("FFO") as net income (calculated in accordance with GAAP) excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

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

Our reconciliation of net income (calculated in accordance with GAAP) to Nareit FFO for the years ended December 31, 2024 and 2023 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Net income attributable to Brixmor Property Group Inc.	$339,274	$305,087
Depreciation and amortization related to real estate	375,511	358,088
Gain on sale of real estate assets	(78,064)	(65,439)
Impairment of real estate assets	11,143	17,836
Nareit FFO	$647,864	$615,572
Nareit FFO per diluted share	$2.13	$2.04
Weighted average diluted shares outstanding	304,038	302,376

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

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023	Change
Number of properties	347	347	—
Percent billed	91.4%	90.6%	0.8%
Percent leased	95.4%	94.8%	0.6%

Revenues
Rental income	$1,200,363	$1,156,473	$43,890
Other revenues	1,626	1,192	434
	1,201,989	1,157,665	44,324
Operating expenses
Operating costs	(146,724)	(138,411)	(8,313)
Real estate taxes	(158,907)	(165,524)	6,617
	(305,631)	(303,935)	(1,696)
Same property NOI	$896,358	$853,730	$42,628

The following table provides a reconciliation of net income (calculated in accordance with GAAP) to same property NOI for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net income attributable to Brixmor Property Group Inc.	$339,274	$305,087
Adjustments:
Non-same property NOI	(28,611)	(34,012)
Lease termination fees	(3,608)	(4,622)
Straight-line rental income, net	(30,867)	(23,498)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(8,562)	(9,153)
Straight-line ground rent expense	68	(31)
Depreciation and amortization	381,396	362,277
Impairment of real estate assets	11,143	17,836
General and administrative	116,363	117,128
Total other expense	119,760	122,718
Net income attributable to non-controlling interests	2	—
Same property NOI	$896,358	$853,730

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

As of December 31, 2024, we had $500.0 million outstanding variable-rate indebtedness which bears interest at a rate equal to the Secured Overnight Financing Rate ("SOFR") plus credit spreads and reference rate adjustments ranging from 93 basis points to 103 basis points. We have interest rate swap agreements on $500.0 million of our variable-rate indebtedness, which effectively convert the base rate on the indebtedness from variable to fixed. If market rates of interest on our variable-rate debt increased or decreased by 100 basis points, the change in annual interest expense on our variable-rate debt would not increase or decrease earnings and cash flows, after taking into account the impact of the $500.0 million of interest rate swap agreements.

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2024. The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2024 and are subject to change. Furthermore, the table below incorporates only those exposures that existed as of December 31, 2024 and does not consider exposures or positions that may have arisen or expired after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)
Unsecured Debt	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate	$632,312	$607,542	$400,000	$357,708	$753,203	$2,100,000	$4,850,765	$4,653,205
Weighted average interest rate(1)	4.04%	4.02%	4.03%	4.24%	4.28%	4.28%

Variable rate	$—	$—	$500,000	$—	$—	$—	$500,000	$500,000
Weighted average interest rate(1)(2)(3)	4.91%	4.91%	—%	—%	—%	—%
(1)    Weighted average interest rates for all years presented include the impact of our interest rate swap agreements in place as of December 31, 2024 and are calculated based on the total debt balances as of the end of each year, assuming the repayment of debt on its scheduled maturity date.
(2)    The interest rates on our variable rate Unsecured Credit Facility are based on credit rating grids. The credit rating grids and all-in-rates on outstanding variable rate debt as of December 31, 2024 are as follows:

					Credit Spread Grid
	As of December 31, 2024				SOFR Rate Loans	Base Rate Loans
Variable Rate Debt	SOFR Rate	Reference Rate Adjustment	Credit Spread	All-in-Rate	Credit Spread	Credit Spread
Revolving Facility(1)(2)	4.49%	0.10%	0.83%	5.42%	0.83% – 1.50%	0.00% – 0.40%
Term Loan Facility(2)	4.55%	0.10%	0.93%	5.58%	0.90% – 1.70%	0.00% – 0.60%
(1)    Our Revolving Facility is further subject to a facility fee ranging from 0.13% to 0.30%, which is excluded from the all-in-rate presented above.
(2)    The Company's Revolving Facility and Term Loan Facility include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points. Effective July 8, 2024, the Term Loan Facility and Revolving Credit Facility qualify for a two basis point rate reduction due to the achievement of certain sustainability metric targets for the year ended December 31, 2023.

(3)    We have in place seven interest rate swap agreements that convert the variable interest rate on one variable rate debt instrument to a fixed rate. The balance subject to interest rates swaps as of December 31, 2024 is as follows (dollars in thousands):

	As of December 31, 2024
Variable Rate Debt	Amount	Weighted Average Fixed SOFR Rate	Credit Spread	Reference Rate Adjustment	Swapped All-in-Rate
Term Loan Facility	$500,000	3.88%	0.93%	0.10%	4.91%

Item 8. Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor, and principal financial officer, Steven T. Gallagher, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor, and principal financial officer, Steven T. Gallagher, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the COSO of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 23, 2025 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2024 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 23, 2025 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2024 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 23, 2025 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2024 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 23, 2025 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2024 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 23, 2025 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2024 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report

(b) Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Third Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of July 24, 2024	8-K	001-36160	7/24/2024	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Second Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 28, 2019, by and among Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Limited Partner, BPG Sub LLC, as Limited Partner, and the other limited partners from time to time party thereto	10-Q	001-36160	10/28/2019	3.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee (the “2015 Indenture”)	8-K	001-36160	1/21/2015	4.1
4.2	First Supplemental Indenture to the 2015 Indenture, dated January 21, 2015, among Brixmor Operating Partnership LP, as issuer, and Brixmor OP GP LLC and BPG Subsidiary Inc., as possible future guarantors, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/21/2015	4.2
4.3	Third Supplemental Indenture to the 2015 Indenture, dated June 13, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/13/2016	4.2
4.4	Fifth Supplemental Indenture to the 2015 Indenture, dated March 8, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	3/8/2017	4.2
4.5	Eighth Supplemental Indenture to the 2015 Indenture, dated May 10, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	5/10/2019	4.2
4.6	Amendment No. 1 to the Eighth Supplemental Indenture to the 2015 Indenture, dated May 10, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/15/2019	4.3
4.7	Ninth Supplemental Indenture to the 2015 Indenture, dated June 10, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/10/2020	4.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.8	Amendment No. 1 to the Ninth Supplemental Indenture to the 2015 Indenture, dated August 20, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/20/2020	4.3
4.9	Tenth Supplemental Indenture to the 2015 Indenture, dated March 5, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	3/5/2021	4.2
4.10	Eleventh Supplemental Indenture to the 2015 Indenture, dated August 16, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/16/2021	4.2
4.11	Twelfth Supplemental Indenture to the 2015 Indenture, dated January 12, 2024, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/12/2024	4.2
4.12	Thirteenth Supplemental Indenture to the 2015 Indenture, dated May 28, 2024, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	5/28/2024	4.2
4.13	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.14	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.15	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust Company, National Association	10-Q	001-12244	8/9/2007	4.2
4.16	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust Company, National Association	S-11	333-190002	8/23/2013	4.4
4.17	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust Company, National Association	8-K	001-36160	10/17/2014	4.1
4.18	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.19	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.20	Description of Registered Securities	10-K	001-36160	2/7/2022	4.22
10.1*	2022 Omnibus Incentive Plan	8-K	001-36160	4/29/2022	10.1
10.2*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.3*	Form of Director Restricted Stock Award Agreement	10-K	001-36160	2/13/2023	10.3
10.4*	Form of Brixmor Property Group Inc. Restricted Stock Unit Agreement (TRSUs, PRSUs, and OPRSUs)	—	—	—	—	x
10.5*	Employment Agreement, dated April 12, 2016, by and between Brixmor Property Group Inc. and James M. Taylor	10-Q	001-36160	7/25/2016	10.1
10.6*	First Amendment to Employment Agreement, dated February 2, 2021, by and between Brixmor Property Group Inc. and James M. Taylor	8-K	001-36160	2/4/2021	10.1
10.7*	Employment Agreement, dated May 11, 2016, by and between Brixmor Property Group Inc. and Mark T. Horgan	10-K	001-36160	2/13/2017	10.22
10.8*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	3/8/2019	10.2
10.9*	Second Amendment to Employment Agreement, dated February 1, 2022, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	2/4/2022	10.2
10.10*	Third Amendment to Employment Agreement, dated February 5, 2025, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	2/7/2025	10.1
10.11*	Employment Agreement, dated November 1, 2011, by and between Brixmor Property Group Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.12*	First Amendment to Employment Agreement, dated February 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.3
10.13*	Second Amendment to Employment Agreement, dated April 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.4
10.14*	Employment Agreement, dated July 24, 2024, by and between Brixmor Property Group Inc. and Steven T. Gallagher	8-K	001-36160	7/24/2024	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.15*	Amended and Restated Employment Agreement, dated July 24, 2024, by and between Brixmor Property Group Inc. and Brian T. Finnegan	8-K	001-36160	7/24/2024	10.1
10.16	Third Amended and Restated Revolving Credit Agreement, dated as of April 28, 2022, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-Q	001-36160	5/2/2022	10.1
10.17	Amended and Restated Term Loan Agreement, dated as of April 28, 2022, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	10-Q	001-36160	5/2/2022	10.2
10.18	Amendment No. 1 to Amended and Restated Term Loan Agreement, dated as of July 7, 2022, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	10-K	001-36160	2/13/2023	10.19
19.1	Policies and Procedures for Trading in Securities of Brixmor Property Group Inc. by Directors, Executive Officers, and Access Employees	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.1	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-36160	2/12/2024	97.1
99.1	Property List	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x
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

BRIXMOR PROPERTY GROUP INC.

Date: February 10, 2025	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 10, 2025	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2025	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 10, 2025	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: February 10, 2025	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 10, 2025	By:	/s/ Sheryl M. Crosland
Sheryl M. Crosland
Chair of the Board of Directors

Date: February 10, 2025	By:	/s/ Michael Berman
Michael Berman
Director

Date: February 10, 2025	By:	/s/ Juliann Bowerman
Juliann Bowerman
Director

Date: February 10, 2025	By:	/s/ Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 10, 2025	By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 10, 2025	By:	/s/ Sandra A. J. Lawrence
Sandra A. J. Lawrence
Director

Date: February 10, 2025	By:	/s/ William D. Rahm
William D. Rahm
Director

Date: February 10, 2025	By:	/s/ John Peter Suarez
John Peter Suarez
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brixmor Property Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Impairment of Real Estate Assets — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, considering the anticipated probability-weighted hold period, is less than the carrying value of the property. Various factors are considered in the estimation process, including the anticipated hold period, current or future reinvestment projects, and the effects of demand and competition on future operating income or property values. Changes in any estimates or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value of the asset.

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
◦Obtaining and evaluating financial and operational evidence supporting the assumption of the anticipated hold period.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 10, 2025
We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brixmor Property Group Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and our report dated February 10, 2025, expressed an unqualified opinion on those financial statements.

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
February 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and subsidiaries (the "Operating Partnership") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2025, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.

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

Impairment of Real Estate Assets — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

Management periodically assesses whether there are any indicators, including property operating performance, changes in anticipated hold period, and general market conditions, that the carrying value of the Operating Partnership’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of aggregate future undiscounted and unleveraged property operating cash flows, considering the anticipated probability-weighted hold period, is less than the carrying value of the property. Various factors are considered in the estimation process, including the anticipated hold period, current or future reinvestment projects, and the effects of demand and competition on future operating income or property values. Changes in any estimates or assumptions, particularly the anticipated hold period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, an impairment charge is recognized to reflect the estimated fair value of the asset.

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
◦Obtaining and evaluating financial and operational evidence supporting the assumption of the anticipated hold period.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 10, 2025
We have served as the Operating Partnership’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and subsidiaries (the “Operating Partnership”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Operating Partnership and our report dated February 10, 2025, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 10, 2025

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2024	December 31, 2023
Assets
Real estate
Land	$1,834,814	$1,794,011
Buildings and improvements	9,574,243	9,201,876
	11,409,057	10,995,887
Accumulated depreciation and amortization	(3,410,179)	(3,198,980)
Real estate, net	7,998,878	7,796,907

Cash and cash equivalents	377,616	866
Restricted cash	1,076	18,038
Marketable securities	20,301	19,914
Receivables, net	281,947	278,775
Deferred charges and prepaid expenses, net	167,080	164,061
Real estate assets held for sale	4,189	—
Other assets	57,827	54,155
Total assets	$8,908,914	$8,332,716

Liabilities
Debt obligations, net	$5,339,751	$4,933,525
Accounts payable, accrued expenses and other liabilities	585,241	548,890
Total liabilities	5,924,992	5,482,415

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 314,619,008 and 309,723,386 shares issued and 305,492,016 and 300,596,394 shares outstanding	3,055	3,006
Additional paid-in capital	3,431,043	3,310,590
Accumulated other comprehensive income (loss)	8,218	(2,700)
Distributions in excess of net income	(458,638)	(460,595)
Total stockholders' equity	2,983,678	2,850,301
Non-controlling interests	244	—
Total equity	2,983,922	2,850,301
Total liabilities and equity	$8,908,914	$8,332,716
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2024	2023	2022
Revenues
Rental income	$1,283,421	$1,243,844	$1,217,362
Other revenues	1,633	1,192	712
Total revenues	1,285,054	1,245,036	1,218,074

Operating expenses
Operating costs	152,825	146,473	141,408
Real estate taxes	164,291	173,517	170,383
Depreciation and amortization	381,396	362,277	344,731
Impairment of real estate assets	11,143	17,836	5,724
General and administrative	116,363	117,128	117,225
Total operating expenses	826,018	817,231	779,471

Other income (expense)
Dividends and interest	20,776	666	314
Interest expense	(215,994)	(190,733)	(192,427)
Gain on sale of real estate assets	78,064	65,439	111,563
Gain (loss) on extinguishment of debt, net	554	4,356	(221)
Other	(3,160)	(2,446)	(3,639)
Total other expense	(119,760)	(122,718)	(84,410)

Net income	339,276	305,087	354,193
Net income attributable to non-controlling interests	(2)	—	—
Net income attributable to Brixmor Property Group Inc.	$339,274	$305,087	$354,193

Net income per common share:
Basic	$1.12	$1.01	$1.18
Diluted	$1.11	$1.01	$1.17
Weighted average shares:
Basic	303,130	300,977	299,938
Diluted	304,038	302,376	301,742
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2024	2023	2022
Net income	$339,276	$305,087	$354,193
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	10,697	(12,153)	22,226
Change in unrealized gain (loss) on marketable securities	221	602	(701)
Total other comprehensive income (loss)	10,918	(11,551)	21,525
Comprehensive income	350,194	293,536	375,718
Comprehensive income attributable to non-controlling interests	(2)	—	—
Comprehensive income attributable to Brixmor Property Group, Inc.	$350,192	$293,536	$375,718
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2022	297,210	$2,972	$3,231,732	$(12,674)	$(503,684)	$—	$2,718,346
Common stock dividends ($0.9800 per common share)	—	—	—	—	(296,845)	—	(296,845)
Equity based compensation expense	—	—	25,185	—	—	—	25,185
Other comprehensive income	—	—	—	21,525	—	—	21,525
Issuance of common stock	2,706	27	53,073	—	—	—	53,100
Repurchases of common shares in conjunction with equity award plans	—	—	(10,494)	—	—	—	(10,494)
Net income	—	—	—	—	354,193	—	354,193
Ending balance, December 31, 2022	299,916	2,999	3,299,496	8,851	(446,336)	—	2,865,010
Common stock dividends ($1.0525 per common share)	—	—	—	—	(319,346)	—	(319,346)
Equity based compensation expense	—	—	22,345	—	—	—	22,345
Other comprehensive loss	—	—	—	(11,551)	—	—	(11,551)
Issuance of common stock	680	7	(6)	—	—	—	1
Repurchases of common shares in conjunction with equity award plans	—	—	(11,245)	—	—	—	(11,245)
Net income	—	—	—	—	305,087	—	305,087
Ending balance, December 31, 2023	300,596	3,006	3,310,590	(2,700)	(460,595)	—	2,850,301
Common stock dividends ($1.1050 per common share)	—	—	—	—	(337,317)	—	(337,317)
Equity based compensation expense	—	—	19,967	—	—	—	19,967
Other comprehensive income	—	—	—	10,918	—	—	10,918
Issuance of common stock	4,896	49	114,543	—	—	—	114,592
Contributions from non-controlling interests	—	—	—	—	—	242	242
Repurchases of common shares in conjunction with equity award plans	—	—	(14,057)	—	—	—	(14,057)
Net income	—	—	—	—	339,274	2	339,276
Ending balance, December 31, 2024	305,492	$3,055	$3,431,043	$8,218	$(458,638)	$244	$2,983,922
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$339,276	$305,087	$354,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381,396	362,277	344,731
Accretion of debt premium and discount, net	(2,849)	(2,944)	(2,863)
Deferred financing cost amortization	7,140	6,860	7,012
Accretion of above- and below-market leases, net	(11,167)	(12,764)	(12,156)
Tenant inducement amortization and other	2,474	3,878	3,965
Impairment of real estate assets	11,143	17,836	5,724
Gain on sale of real estate assets	(78,064)	(65,439)	(111,563)
Equity based compensation	17,937	20,777	23,407
(Gain) loss on extinguishment of debt, net	(554)	(4,356)	221
Changes in operating assets and liabilities:
Receivables, net	(8,042)	(16,512)	(31,951)
Deferred charges and prepaid expenses	(33,479)	(40,497)	(38,445)
Other assets	(551)	(845)	(551)
Accounts payable, accrued expenses and other liabilities	27	15,436	24,658
Net cash provided by operating activities	624,687	588,794	566,382

Investing activities:
Improvements to and investments in real estate assets	(353,350)	(345,157)	(330,356)
Acquisitions of real estate assets	(293,770)	(2,269)	(409,688)
Proceeds from sales of real estate assets	210,134	182,255	279,815
Purchase of marketable securities	(30,076)	(21,346)	(25,294)
Proceeds from sale of marketable securities	30,041	23,437	23,070
Net cash used in investing activities	(437,021)	(163,080)	(462,453)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(98,500)	(632,000)	(675,000)
Proceeds from borrowings under unsecured revolving credit facility	80,000	525,500	800,000
Proceeds from unsecured term loans and notes	796,152	200,000	—
Repayment of borrowings under unsecured term loans and notes	(367,449)	(194,254)	(250,000)
Deferred financing and debt extinguishment costs	(7,714)	(783)	(8,387)
Proceeds from issuances of common shares	114,651	—	53,100
Distributions to common stockholders	(331,203)	(315,287)	(289,632)
Contributions from non-controlling interests	242	—	—
Repurchases of common shares in conjunction with equity award plans	(14,057)	(11,245)	(10,494)
Net cash provided by (used in) financing activities	172,122	(428,069)	(380,413)

Net change in cash, cash equivalents and restricted cash	359,788	(2,355)	(276,484)
Cash, cash equivalents and restricted cash at beginning of period	18,904	21,259	297,743
Cash, cash equivalents and restricted cash at end of period	$378,692	$18,904	$21,259

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$377,616	$866	$16,492
Restricted cash	1,076	18,038	4,767
Cash, cash equivalents and restricted cash at end of period	$378,692	$18,904	$21,259

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,981, $4,147 and $3,081	$189,266	$186,957	$187,293
State and local taxes paid	2,278	2,323	1,951
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)
	December 31, 2024	December 31, 2023
Assets
Real estate
Land	$1,834,814	$1,794,011
Buildings and improvements	9,574,243	9,201,876
	11,409,057	10,995,887
Accumulated depreciation and amortization	(3,410,179)	(3,198,980)
Real estate, net	7,998,878	7,796,907

Cash and cash equivalents	376,956	866
Restricted cash	1,076	18,038
Marketable securities	20,301	19,914
Receivables, net	281,947	278,775
Deferred charges and prepaid expenses, net	167,080	164,061
Real estate assets held for sale	4,189	—
Other assets	57,827	54,155
Total assets	$8,908,254	$8,332,716

Liabilities
Debt obligations, net	$5,339,751	$4,933,525
Accounts payable, accrued expenses and other liabilities	585,241	548,911
Total liabilities	5,924,992	5,482,436

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 314,619,008 and 309,723,386 units issued and 305,492,016 and 300,596,394 units outstanding	2,974,800	2,852,980
Accumulated other comprehensive income (loss)	8,218	(2,700)
Total partners' capital	2,983,018	2,850,280
Non-controlling interests	244	—
Total capital	2,983,262	2,850,280
Total liabilities and capital	$8,908,254	$8,332,716
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Year Ended December 31,
	2024	2023	2022
Revenues
Rental income	$1,283,421	$1,243,844	$1,217,362
Other revenues	1,633	1,192	712
Total revenues	1,285,054	1,245,036	1,218,074

Operating expenses
Operating costs	152,825	146,473	141,408
Real estate taxes	164,291	173,517	170,383
Depreciation and amortization	381,396	362,277	344,731
Impairment of real estate assets	11,143	17,836	5,724
General and administrative	116,363	117,128	117,225
Total operating expenses	826,018	817,231	779,471

Other income (expense)
Dividends and interest	20,776	666	314
Interest expense	(215,994)	(190,733)	(192,427)
Gain on sale of real estate assets	78,064	65,439	111,563
Gain (loss) on extinguishment of debt, net	554	4,356	(221)
Other	(3,160)	(2,446)	(3,639)
Total other expense	(119,760)	(122,718)	(84,410)

Net income	339,276	305,087	354,193
Net income attributable to non-controlling interests	(2)	—	—
Net income attributable to Brixmor Operating Partnership LP	$339,274	$305,087	$354,193

Net income per common unit:
Basic	$1.12	$1.01	$1.18
Diluted	$1.11	$1.01	$1.17
Weighted average units:
Basic	303,130	300,977	299,938
Diluted	304,038	302,376	301,742
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2024	2023	2022
Net income	$339,276	$305,087	$354,193
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	10,697	(12,153)	22,226
Change in unrealized gain (loss) on marketable securities	221	602	(701)
Total other comprehensive income (loss)	10,918	(11,551)	21,525
Comprehensive income	350,194	293,536	375,718
Comprehensive income attributable to non-controlling interests	(2)	—	—
Comprehensive income attributable to Brixmor Operating Partnership LP	$350,192	$293,536	$375,718
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Beginning balance, January 1, 2022	$2,715,863	$(12,675)	$—	$2,703,188
Distributions to partners	(282,615)	—	—	(282,615)
Equity based compensation expense	25,185	—	—	25,185
Other comprehensive income	—	21,526	—	21,526
Issuance of OP Units	53,100	—	—	53,100
Repurchases of OP Units in conjunction with equity award plans	(10,494)	—	—	(10,494)
Net income	354,193	—	—	354,193
Ending balance, December 31, 2022	2,855,232	8,851	—	2,864,083
Distributions to partners	(318,440)	—	—	(318,440)
Equity based compensation expense	22,345	—	—	22,345
Other comprehensive loss	—	(11,551)	—	(11,551)
Issuance of OP Units	1	—	—	1
Repurchases of OP Units in conjunction with equity award plans	(11,245)	—	—	(11,245)
Net income	305,087	—	—	305,087
Ending balance, December 31, 2023	2,852,980	(2,700)	—	2,850,280
Distributions to partners	(337,956)	—	—	(337,956)
Equity based compensation expense	19,967	—	—	19,967
Other comprehensive income	—	10,918	—	10,918
Issuance of OP Units	114,592	—	—	114,592
Contributions from non-controlling interest	—	—	242	242
Repurchases of OP Units in conjunction with equity award plans	(14,057)	—	—	(14,057)
Net income	339,274	—	2	339,276
Ending balance, December 31, 2024	$2,974,800	$8,218	$244	$2,983,262
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$339,276	$305,087	$354,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381,396	362,277	344,731
Accretion of debt premium and discount, net	(2,849)	(2,944)	(2,863)
Deferred financing cost amortization	7,140	6,860	7,012
Accretion of above- and below-market leases, net	(11,167)	(12,764)	(12,156)
Tenant inducement amortization and other	2,474	3,878	3,965
Impairment of real estate assets	11,143	17,836	5,724
Gain on sale of real estate assets	(78,064)	(65,439)	(111,563)
Equity based compensation	17,937	20,777	23,407
(Gain) loss on extinguishment of debt, net	(554)	(4,356)	221
Changes in operating assets and liabilities:
Receivables, net	(8,042)	(16,512)	(31,951)
Deferred charges and prepaid expenses	(33,479)	(40,497)	(38,445)
Other assets	(551)	(845)	(551)
Accounts payable, accrued expenses and other liabilities	27	15,436	24,658
Net cash provided by operating activities	624,687	588,794	566,382

Investing activities:
Improvements to and investments in real estate assets	(353,350)	(345,157)	(330,356)
Acquisitions of real estate assets	(293,770)	(2,269)	(409,688)
Proceeds from sales of real estate assets	210,134	182,255	279,815
Purchase of marketable securities	(30,076)	(21,346)	(25,294)
Proceeds from sale of marketable securities	30,041	23,437	23,070
Net cash used in investing activities	(437,021)	(163,080)	(462,453)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(98,500)	(632,000)	(675,000)
Proceeds from borrowings under unsecured revolving credit facility	80,000	525,500	800,000
Proceeds from unsecured term loans and notes	796,152	200,000	—
Repayment of borrowings under unsecured term loans and notes	(367,449)	(194,254)	(250,000)
Deferred financing and debt extinguishment costs	(7,714)	(783)	(8,387)
Proceeds from issuances of OP Units	114,651	—	53,100
Contributions from non-controlling interests	242	—	—
Partner distributions and repurchases of OP Units	(345,920)	(325,605)	(285,895)
Net cash provided by (used in) financing activities	171,462	(427,142)	(366,182)

Net change in cash, cash equivalents and restricted cash	359,128	(1,428)	(262,253)
Cash, cash equivalents and restricted cash at beginning of period	18,904	20,332	282,585
Cash, cash equivalents and restricted cash at end of period	$378,032	$18,904	$20,332

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$376,956	$866	$15,565
Restricted cash	1,076	18,038	4,767
Cash, cash equivalents and restricted cash at end of period	$378,032	$18,904	$20,332

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,981, $4,147 and $3,081	$189,266	$186,957	$187,293
State and local taxes paid	2,278	2,323	1,951
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of December 31, 2024, the Company’s portfolio included 363 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.
The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2024 and 2023 and the consolidated results of its operations and cash flows for the years ended December 31, 2024, 2023, and 2022.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company has evaluated the Operating Partnership and has determined it is not a VIE as of December 31, 2024.

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

Non-controlling Interests
The Company accounts for non-controlling interests in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, and ASC 480 Distinguishing Liabilities from Equity. Non-controlling interests represent the portion of equity that the Company does not own in those entities that it consolidates. The Company identifies its non-controlling interests separately within the equity section of the Consolidated Balance Sheets. The amounts of consolidated net earnings attributable to the Company and to the non-controlling interests are presented separately on the Consolidated Statements of Operations.

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

Revenue Recognition and Receivables
The Company enters into agreements with tenants that convey the right to control the use of identified space at its shopping centers in exchange for rental revenue. These agreements meet the criteria for recognition as leases under ASC 842, Leases. Rental revenue is recognized on a straight-line basis over the terms of the related leases. The cumulative difference between rental revenue recognized on the Company’s Consolidated Statements of Operations and contractual payment terms is recognized as deferred rent and included in Receivables, net on the accompanying Consolidated Balance Sheets. The Company commences recognizing rental revenue based on the date it makes the underlying asset available for use by the tenant. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, by the lessee and are recognized in the period the applicable expenditures are incurred and/or contractually required to be reimbursed.

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

Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. These agreements meet the criteria for recognition as leases under ASC 842. For these agreements the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As the discount rates implicit in the leases are not readily determinable, the Company uses its incremental secured borrowing rate, based on information available at the commencement date of each lease, to determine the present value of the associated lease payments. The lease terms utilized by the Company may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. The Company evaluates many factors, including current and future lease cash flows, when determining if an option to extend or terminate should be included in the non-cancelable period. Lease expense for minimum lease payments is recognized on a straight-line basis over the non-cancelable lease term. The Company applies the short-term lease exemption within ASC 842 and has not recorded ROU assets or lease liabilities for leases with original terms of less than 12 months. Leases also typically provide for the reimbursement of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties, by the Company.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2024 and 2023. Open tax years generally range from 2021 through 2023 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s Consolidated Statements of Operations.

New Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06 "Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." ASU 2023-06 modifies the disclosure or presentation requirements of a variety of topics in the ASC. These amendments align many disclosure requirements with those already required by the Securities Exchange Commission (the "SEC") under Regulation S-X or Regulation S-K. The ASC amendments in ASU 2023-06 become effective on the date which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment in ASU 2023-06 will not become effective for any entity. The Company does not expect the adoption of the amendments in ASU 2023-06 will have a material impact on the Consolidated Financial Statements of the Company.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” ASU 2023-07 improves disclosures about a public entity's reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment's expenses. The provisions in this amendment are applicable to public entities with a single reportable segment. The standard became effective for the Company's annual reporting on January 1, 2024 and interim reporting beginning on January 1, 2025. With the exception of additional footnote disclosure regarding significant expense categories reviewed by the Chief Operating Decision Maker ("CODM"), the Company determined that the adoption of ASU 2023-07 did not have a material impact on the Consolidated Financial Statements of the Company.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company continues to evaluate the impact of the guidance, but does not expect the adoption of ASU 2023-09 will have a material impact on the Consolidated Financial Statements of the Company.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 addresses investor feedback for disclosure of disaggregated financial reporting information and more detailed information about expenses. Investors specifically requested more granular information about cost of sales and selling, general, and administrative expenses and employee compensation costs. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company continues to evaluate the impact of ASU 2024-03 on the Consolidated Financial Statements of the Company.

Any other recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company or they are not expected to have a material impact on the Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the year ended December 31, 2024, the Company acquired the following assets, in separate transactions:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
West Center	East Setauket, NY	Apr-24	42,594	$17,470
The Fresh Market Shoppes	Hilton Head Island, SC	Jul-24	86,398	23,848
Land at King's Market	Roswell, GA	Jul-24	N/A	2,337
Acton Plaza	Acton, MA	Aug-24	137,572	38,207
Huron Village	Ann Arbor, MI	Nov-24	118,482	29,503
Land at Arborland Center	Ann Arbor, MI	Nov-24	N/A	48
Britton Plaza	Tampa, FL	Nov-24	465,639	60,888
The Plaza at Buckland Hills (3)	Manchester, CT	Dec-24	308,192	67,681
North Ridge Shopping Center (3)	Raleigh, NC	Dec-24	171,372	53,788
			1,330,249	$293,770
(1)No debt was assumed related to any of the listed acquisitions.
(2)Aggregate purchase price includes $3.3 million of transaction costs, offset by $2.5 million of closing credits.
(3)The Company acquired these properties in a single transaction.

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
(3)The Company terminated a ground lease and acquired the associated land parcel

The aggregate purchase price of the assets acquired during the years ended December 31, 2024 and 2023, respectively, has been allocated as follows:

	Year Ended December 31,
Assets	2024	2023
Land	$73,347	$2,269
Buildings	178,815	—
Building and tenant improvements	10,474	—
Above-market leases(1)	1,001	—
In-place leases(2)	79,947	—
Total assets	343,584	2,269

Liabilities
Below-market leases(3)	$49,814	$—
Total liabilities	49,814	—
Net assets acquired	$293,770	$2,269
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the year ended December 31, 2024 was 6.5 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the year ended December 31, 2024 was 6.2 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the year ended December 31, 2024 was 25.5 years.

3. Dispositions and Assets Held for Sale
During the year ended December 31, 2024, the Company disposed of six shopping centers, six partial shopping centers, and two land parcels for aggregate net proceeds of $208.2 million, resulting in aggregate gain of $76.2 million and aggregate impairment of $0.5 million. In addition, during the year ended December 31, 2024, the

Company received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million.

During the year ended December 31, 2023, the Company disposed of 11 shopping centers and nine partial shopping centers for aggregate net proceeds of $182.0 million, resulting in aggregate gain of $65.3 million and aggregate impairment of $6.1 million. In addition, during the year ended December 31, 2023, the Company disposed of a non-operating asset and resolved contingencies related to previously disposed assets for aggregate net proceeds of $0.3 million, resulting in aggregate gain of $0.1 million.

As of December 31, 2024, the Company had two properties held for sale. As of December 31, 2023, the Company had no properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	December 31, 2024	December 31, 2023
Land	$1,280	$—
Buildings and improvements	4,520	—
Accumulated depreciation and amortization	(1,658)	—
Real estate, net	4,142	—
Other assets	47	—
Assets associated with real estate assets held for sale	$4,189	$—

There were no discontinued operations for the years ended December 31, 2024, 2023, and 2022 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2024	December 31, 2023
Land	$1,834,814	$1,794,011
Buildings and improvements:
Buildings and tenant improvements	9,047,831	8,696,881
Lease intangibles(1)	526,412	504,995
	11,409,057	10,995,887
Accumulated depreciation and amortization(2)	(3,410,179)	(3,198,980)
Total	$7,998,878	$7,796,907
(1)As of December 31, 2024 and 2023, Lease intangibles consisted of $482.7 million and $456.8 million, respectively, of in-place leases and $43.8 million and $48.2 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of December 31, 2024 and 2023, Accumulated depreciation and amortization included $433.0 million and $445.5 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of December 31, 2024 and 2023, the Company had intangible liabilities relating to below-market leases of $366.5 million and $329.8 million, respectively, and accumulated accretion of $246.3 million and $247.2 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the years ended December 31, 2024, 2023, and 2022 was $11.2 million, $12.8 million, and $12.2 million, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2024, 2023, and 2022 was $14.7 million, $16.5 million, and $18.9 million, respectively. These amounts are included in Depreciation and amortization on the Company’s Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2025	$(12,270)	$22,687
2026	(10,538)	16,101
2027	(9,268)	12,061
2028	(8,649)	9,115
2029	(7,367)	6,167

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

The Company recognized the following impairments during the year ended December 31, 2024:

Year Ended December 31, 2024
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
(2)The Company disposed of this property during the year ended December 31, 2024.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the year ended December 31, 2024, the Company did not enter into any new interest rate swap agreements, terminated three outstanding interest rate swap agreements, and four interest rate swap agreements expired at maturity. During the year ended December 31, 2023, the Company entered into 10 new interest rate swap agreements. The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

In May 2024, the Company terminated three outstanding forward-starting interest rate swaps with an aggregate notional amount of $150.0 million for aggregate net proceeds of $7.3 million. The forward-starting swaps were designated as hedges against interest rate risk on the issuance of the 2034 Notes (defined hereafter) and the 2035 Notes (defined hereafter), and thus the Company ascribed gains of $1.5 million and $5.8 million, respectively, to the notes. The gains are included in Accumulated other comprehensive income (loss) on the Company's Consolidated Balance Sheets and will be amortized over the earlier of the term of the respective derivative instruments, or the term of the underlying notes, as a reduction to Interest expense on the Company’s Consolidated Statements of Operations.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2024 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month Secured Overnight Financing Rate ("SOFR")	3.5890%	$100,000	$993	$—
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	735	—
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	246	—
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	—	(199)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	—	(199)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	—	(100)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	—	(100)
				$500,000	$1,974	$(598)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2024	2023	2022
Change in unrealized gain (loss) on interest rate swaps	$20,425	$(2,204)	$19,602
Amortization (accretion) of interest rate swaps to interest expense	(9,728)	(9,949)	2,624
Change in unrealized gain (loss) on interest rate swaps, net	$10,697	$(12,153)	$22,226

The Company estimates that $1.8 million will be reclassified from Accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2024, 2023, and 2022.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2024 and 2023, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of December 31, 2024 and 2023, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2024	December 31, 2023	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,850,765	$4,418,805	2.25% – 7.97%	2025 – 2035
Net unamortized premium	14,279	20,974
Net unamortized debt issuance costs	(20,718)	(17,680)
Total notes payable, net	$4,844,326	$4,422,099

Unsecured Credit Facility
Revolving Facility(3)	$—	$18,500	5.42%	2026
Term Loan Facility(3)(4)(5)	500,000	500,000	5.58%	2027
Net unamortized debt issuance costs	(4,575)	(7,074)
Total Unsecured Credit Facility and term loans	$495,425	$511,426

Total debt obligations, net	$5,339,751	$4,933,525
(1)Stated interest rates as of December 31, 2024 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 4.01% as of December 31, 2024.
(3)The Company's Revolving Facility (defined hereafter) and Term Loan Facility (defined hereafter) include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points. Effective July 8, 2024, the Term Loan Facility and Revolving Credit Facility qualify for a two basis point rate reduction due to the achievement of certain sustainability metric targets for the year ended December 31, 2023.
(4)Effective July 26, 2024, the Company has in place four interest rate swap agreements that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility to a fixed, combined interest rate of 4.08% (plus a spread of 93 basis points and a SOFR adjustment of 10 basis points) through the maturity of the Term Loan Facility on July 27, 2027.
(5)Effective May 1, 2023, the Company has in place three interest rate swap agreements that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility to a fixed, combined interest rate of 3.59% (plus a spread of 93 basis points and a SOFR adjustment of 10 basis points) through the maturity of the Term Loan Facility on July 27, 2027.

2024 Debt Transactions
The Operating Partnership has an unsecured credit facility as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan (the "Term Loan Facility"). During the year ended December 31, 2024, the Operating Partnership repaid $18.5 million, net of borrowings, under its $1.25 billion Revolving Facility, with proceeds from dispositions and the issuance of the 2034 Notes.

During the year ended December 31, 2024, the Operating Partnership repaid $300.4 million principal amount of the outstanding 3.650% Senior Notes due 2024 (the "2024 Notes"), representing all of the outstanding 2024 Notes, and $67.7 million principal amount of the 3.850% Senior Notes due 2025 (the "2025 Notes"). The Operating Partnership funded the 2024 Notes and 2025 Notes repayments with proceeds from the issuance of the 2034 Notes, 2035 Notes, and dispositions. In connection with the repayment of the 2025 Notes, the Company recognized a $0.6 million gain on extinguishment of debt during the year ended December 31, 2024.

On January 12, 2024, the Operating Partnership issued $400.0 million aggregate principal amount of 5.500% Senior Notes due 2034 (the "2034 Notes") at 99.816% of par. The Operating Partnership intends to use the remaining net proceeds for general corporate purposes, including the repayment of indebtedness. The 2034 Notes bear interest at a rate of 5.500% per annum, payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2024. The 2034 Notes will mature on February 15, 2034.

On May 28, 2024, the Operating Partnership issued $400.0 million aggregate principal amount of 5.750% Senior Notes due 2035 (the "2035 Notes") at 99.222% of par. The Operating Partnership intends to use the remaining net proceeds for general corporate purposes, including the repayment of indebtedness. The 2035 Notes bear interest at a rate of 5.750% per annum, payable semi-annually on February 15 and August 15 of each year, commencing August 15, 2024. The 2035 Notes will mature on February 15, 2035.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2024.

Debt Maturities
As of December 31, 2024 and 2023, the Company had accrued interest of $62.8 million and $47.1 million outstanding, respectively. As of December 31, 2024, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2025	$632,312
2026	607,542
2027	900,000
2028	357,708
2029	753,203
Thereafter	2,100,000
Total debt maturities	5,350,765
Net unamortized premium	14,279
Net unamortized debt issuance costs	(25,293)
Total debt obligations, net	$5,339,751
As of the date the financial statements were issued, the Company did not have any scheduled debt maturities for the next 12 months.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2024		December 31, 2023
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,844,326	$4,653,205	$4,422,099	$4,155,332
Unsecured Credit Facility	495,425	500,000	511,426	518,500
Total debt obligations, net	$5,339,751	$5,153,205	$4,933,525	$4,673,832

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,301	$1,193	$19,108	$—
Interest rate derivatives	$1,974	$—	$1,974	$—

Liabilities:
Interest rate derivatives	$(598)	$—	$(598)	$—

	Fair Value Measurements as of December 31, 2023
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,914	$656	$19,258	$—
Interest rate derivatives	$4,364	$—	$4,364	$—

Liabilities:
Interest rate derivatives	$(6,877)	$—	$(6,877)	$—
(1)As of December 31, 2024 and 2023, marketable securities included less than $0.1 million and $(0.2) million of net unrealized gains (losses), respectively. As of December 31, 2024, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the years ended December 31, 2024 and 2023, excluding the properties sold prior to December 31, 2024 or December 31, 2023, respectively:

	Fair Value Measurements as of December 31, 2024
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
(1)Excludes properties disposed of prior to December 31, 2024.
(2)The carrying value of Seacoast Shopping Center, which was remeasured to fair value based on an income approach valuation using the direct capitalization method during the year ended December 31, 2024, is $5.7 million. The capitalization rate of 8.00% utilized in the analysis was based upon unobservable inputs that the Company believes to be within a reasonable range of current market rates for the property.
(3)The carrying value of Southland Shopping Center - multi-tenant outparcel, which was remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2024 is $0.8 million.
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

As of December 31, 2024, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table below includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The table does not include variable lease payments that may be received under certain leases for the reimbursement of property operating expenses or certain capital expenditures related to the maintenance of the Company’s properties, or percentage rents. These variable lease payments are recognized, in the case of reimbursements, in the period when the applicable expenditures are incurred and/or contractually required to be reimbursed or, in the case of percentage rents, upon the achievement of certain predetermined sales thresholds.

Year ending December 31,	Operating Leases
2025	$966,900
2026	889,231
2027	765,789
2028	643,018
2029	513,062
Thereafter	1,701,837

The Company recognized $9.7 million, $9.3 million, and $9.0 million of Rental income based on percentage rents for the years ended December 31, 2024, 2023, and 2022, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. As of December 31, 2024 and 2023, receivables associated with the effects of recognizing rental income on a straight-line basis were $208.8 million and $180.8 million, respectively.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease ROU asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of December 31, 2024 the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Year Ended December 31,
Supplemental Statements of Operations Information	2024	2023	2022
Operating lease costs	$2,499	$5,645	$5,937
Variable lease costs	394	468	207
Total lease costs	$2,893	$6,113	$6,144

	Year Ended December 31,
Supplemental Statements of Cash Flows Information	2024	2023	2022
Operating cash outflows from operating leases	$5,778	$6,017	$6,145
ROU assets obtained in exchange for operating lease liabilities	13,984	711	10,708
ROU assets reduction due to dispositions, held for sale, and lease modifications	(6,581)	(144)	(171)

Operating Lease Liabilities	As of December 31, 2024
Future minimum operating lease payments:
2025	$6,211
2026	5,391
2027	3,513
2028	2,672
2029	2,595
Thereafter	98,749
Total future minimum operating lease payments	119,131
Less: imputed interest	(77,664)
Operating lease liabilities	$41,467

	As of December 31,
Supplemental Balance Sheets Information	2024	2023
Operating lease liabilities(1)(2)	$41,467	$36,105
ROU assets(1)(3)	38,784	32,350
(1)As of December 31, 2024 and 2023, the weighted average remaining lease term was 28.7 years and 16.0 years, respectively, and the weighted average discount rate was 6.28% and 4.48%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2024, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. The ATM Program replaced the Company's prior at-the-market equity offering program (the "Prior ATM Program"), which was scheduled to expire on January 9, 2023. During the year ended December 31, 2024, the Company issued 4.1 million shares of common stock under the ATM Program at an average price per share of $28.62 for total gross proceeds of $116.6 million, excluding commissions and fees of $2.0 million. During the year ended December 31, 2023, the Company did not issue any shares of common stock under the ATM Program. During the year ended December 31, 2022, the Company issued 2.1 million shares of common stock under the Prior ATM Program at an average price per share of $25.40 for total gross proceeds of $53.9 million, excluding commissions and fees of $0.8 million. As of December 31, 2024, $283.4 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. The Repurchase Program replaced the Company’s prior share repurchase program (the "Prior Repurchase Program"), which was scheduled to expire on January 9, 2023. During the years ended December 31, 2024, 2023, and 2022, the Company did not repurchase any shares of common stock. As of December 31, 2024, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the years ended December 31, 2024 and 2023, the Company withheld 0.6 million and 0.5 million shares of its common stock, respectively.

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

During the years ended December 31, 2024, 2023, and 2022, the Company's board of directors declared common stock dividends and OP Unit distributions of $1.1050 per share/unit, $1.0525 per share/unit, and $0.9800 per share/unit, respectively. As of December 31, 2024 and 2023, the Company had declared but unpaid common stock dividends and OP Unit distributions of $91.8 million and $85.7 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Non-controlling interests
During the year ended December 31, 2024, the Company completed the acquisition of 100% of the common equity in entities owning North Ridge Shopping Center and The Plaza at Buckland Hills. The acquired entities have issued and outstanding $0.2 million of redeemable preferred equity, which the Company did not acquire and are reflected within Non-controlling interests on the Company’s Consolidated Balance Sheets.

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

During the years ended December 31, 2024, 2023, and 2022, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based criteria or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.8 million, 0.7 million, and 0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company’s grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Year Ended December 31,
Assumption	2024	2023	2022
Volatility	23.0% - 28.0%	32.0% - 52.0%	27.0% - 51.0%
Weighted average risk-free interest rate	4.03% - 4.92%	3.79% - 5.18%	1.08% - 1.39%
Weighted average common stock dividend yield	4.4% - 4.7%	4.3% - 4.8%	3.8% - 4.6%

Information with respect to RSUs for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2021	2,308	$46,547
Vested	(994)	(18,955)
Granted	981	25,476
Forfeited	(28)	(597)
Outstanding, December 31, 2022	2,267	52,471
Vested	(1,162)	(22,583)
Granted	1,137	25,316
Forfeited	(48)	(1,112)
Outstanding, December 31, 2023	2,194	54,092
Vested	(1,424)	(28,067)
Granted	1,367	29,055
Forfeited	(240)	(5,941)
Outstanding, December 31, 2024	1,897	$49,139

During the years ended December 31, 2024, 2023, and 2022, the Company recognized $20.0 million, $22.3 million, and $25.2 million of equity compensation expense, respectively, of which $2.0 million, $1.6 million, and $1.8 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the Company had $13.9 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.0 years.

13.     Earnings per Share
Basic earnings per share ("EPS") is calculated by dividing net income attributable to the Company’s common stockholders, including any participating securities, by the weighted average number of shares outstanding for the period. Certain restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such stockholders have rights to receive non-forfeitable dividends. Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Company’s common stock.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Computation of Basic Earnings Per Share:
Net income	$339,276	$305,087	$354,193
Net income attributable to non-controlling interests	(2)	—	—
Non-forfeitable dividends on unvested restricted shares	(555)	(828)	(1,002)
Net income attributable to the Company’s common stockholders for basic earnings per share	$338,719	$304,259	$353,191

Weighted average shares outstanding – basic	303,130	300,977	299,938

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.12	$1.01	$1.18

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$338,719	$304,259	$353,191

Weighted average shares outstanding – basic	303,130	300,977	299,938
Effect of dilutive securities:
Equity awards	908	1,399	1,804
Weighted average shares outstanding – diluted	304,038	302,376	301,742

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.11	$1.01	$1.17

14. Earnings per Unit
Basic earnings per unit is calculated by dividing net income attributable to the Operating Partnership’s common unitholders, including any participating securities, by the weighted average number of partnership common units outstanding for the period. Certain restricted units issued pursuant to the Company’s share-based compensation program are considered participating securities, as such unitholders have rights to receive non-forfeitable dividends. Fully diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units. Unvested RSUs are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the Operating Partnership’s common units.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2024	2023	2022
Computation of Basic Earnings Per Unit:
Net income	$339,276	$305,087	$354,193
Net income attributable to non-controlling interests	(2)	—	—
Non-forfeitable dividends on unvested restricted units	(555)	(828)	(1,002)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$338,719	$304,259	$353,191

Weighted average common units outstanding – basic	303,130	300,977	299,938

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.12	$1.01	$1.18

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$338,719	$304,259	$353,191

Weighted average common units outstanding – basic	303,130	300,977	299,938
Effect of dilutive securities:
Equity awards	908	1,399	1,804
Weighted average common units outstanding – diluted	304,038	302,376	301,742

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.11	$1.01	$1.17

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

Activity in the reserve for losses for the years ended December 31, 2024 and 2023 is summarized as follows:

	Year End December 31,
	2024	2023
Balance at the beginning of the year	$9,858	$10,689

Incurred related to:
Current year	3,164	3,320
Prior years	416	(457)
Total incurred	3,580	2,863

Paid related to:
Current year	(245)	(771)
Prior years	(3,555)	(2,923)
Total paid	(3,800)	(3,694)

Balance at the end of the year	$9,638	$9,858

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the years ended December 31, 2024, 2023, and 2022, the Company did not incur any material governmental fines resulting from environmental matters.

16. Segment Reporting
The Company operates and derives revenue from its Portfolio of community and neighborhood shopping centers. As of December 31, 2024, the properties in the Portfolio are located across 30 states throughout 104 metropolitan markets. The Chief Executive Officer serves as the Company's CODM and evaluates performance and resource allocation on a Portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the "Reporting Segment") for disclosure purposes in accordance with GAAP. The accounting policies of the Reporting Segment are the same as those described in the summary of significant accounting policies. See Note 1 for additional information about the Company's business and significant accounting policies.

Net income attributable to Brixmor Property Group Inc., as presented on the Company's Consolidated Statements of Operations is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total assets, as presented on the Company's Consolidated Balance Sheets is used to measure the Reporting Segment's assets.

The following table presents revenues and significant segment expenses for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Total revenues	$1,285,054	$1,245,036	$1,218,074

Operating costs	(152,825)	(146,473)	(141,408)
Real estate taxes	(164,291)	(173,517)	(170,383)
Depreciation and amortization	(381,396)	(362,277)	(344,731)
Impairment of real estate assets	(11,143)	(17,836)	(5,724)
General and administrative(1)	(116,363)	(117,128)	(117,225)
Interest expense	(215,994)	(190,733)	(192,427)
Other segment items(2)	96,232	68,015	108,017

Segment net income	$339,274	$305,087	$354,193

Reconciliation of Net income attributable to Brixmor Property Group Inc.
Adjustments	—	—	—
Net income attributable to Brixmor Property Group Inc.	$339,274	$305,087	$354,193

(1)The following table presents General and administrative expense for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Employee compensation, net	$(93,606)	$(92,534)	$(92,777)
Other general and administrative, net	(22,757)	(24,594)	(24,448)
Total general and administrative	$(116,363)	$(117,128)	$(117,225)

(2)Other segment items for the Company include Dividends and interest, Gain on sale of real estate assets, Gain (loss) on extinguishment of debt, net, Other, and Net income attributable to non-controlling interests. See the Company's Consolidated Statements of Operations for additional information on these amounts.

17. Income Taxes
The Company incurred income and other taxes of $2.7 million, $2.6 million, and $2.7 million for the years ended December 31, 2024, 2023, and 2022. These amounts are included in Other on the Company’s Consolidated Statements of Operations. See Note 1 for additional information regarding the Company’s income taxes and the Parent Company's REIT status.

18. Related-Party Transactions
As of December 31, 2024 and 2023, there were no material receivables from or payables to related parties. During the years ended December 31, 2024, 2023, and 2022, the Company did not engage in any material related-party transactions.

19. Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the "Savings Plan") covering officers and employees of the Company and permits participants to defer eligible compensation up to the maximum allowable amount determined by the Internal Revenue Service. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan, up to a maximum of 3.5% of the employee’s eligible compensation. For the years ended December 31, 2024, 2023, and 2022, the Company’s expense for the Savings Plan was $2.2 million, $2.0 million, and $1.8 million, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations.

20. Supplemental Financial Information
No retrospective adjustments were made to the Company’s Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022.

21. Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2024 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2024 through the date the financial statements were issued other than the following:

•In February 2025, the Operating Partnership repaid $632.3 million principal amount of the 2025 Notes, representing all of the outstanding 2025 Notes. The Operating Partnership funded the 2025 Notes repayment with proceeds from the issuance of the 2035 Notes and liquidity available under the Revolving Facility.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

None.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Springdale	Mobile, AL	$7,460	$39,380	$17,468	$6,693	$57,615	$64,308	$(21,712)	2004	Jun-11
Northmall Centre	Tucson, AZ	3,140	18,882	(1,437)	2,202	18,383	20,585	(8,251)	1996	Jun-11
Bakersfield Plaza	Bakersfield, CA	4,000	25,537	15,160	4,502	40,195	44,697	(19,657)	1970	Jun-11
Brea Gateway	Brea, CA	23,716	68,925	1,180	23,716	70,105	93,821	(9,736)	1994	Jan-22
Carmen Plaza	Camarillo, CA	5,410	19,784	7,778	5,410	27,562	32,972	(8,324)	2000	Jun-11
Plaza Rio Vista	Cathedral, CA	2,465	12,687	1,658	2,465	14,345	16,810	(5,425)	2005	Oct-13
Cudahy Plaza	Cudahy, CA	4,490	13,474	22,931	4,778	36,117	40,895	(12,302)	2021	Jun-11
The Davis Collection (6)	Davis, CA	4,270	18,372	27,740	4,270	46,112	50,382	(5,951)	2025	Jun-11
Felicita Plaza	Escondido, CA	4,280	12,464	1,559	4,280	14,023	18,303	(6,641)	2001	Jun-11
Felicita Town Center	Escondido, CA	11,231	31,381	2,181	11,231	33,562	44,793	(10,187)	1987	Dec-16
Arbor Faire	Fresno, CA	5,940	34,123	(9,949)	3,940	26,174	30,114	(11,803)	1995	Jun-11
Lompoc Center	Lompoc, CA	4,670	16,321	7,264	4,670	23,585	28,255	(8,548)	1960	Jun-11
Briggsmore Plaza	Modesto, CA	2,140	12,257	587	1,819	13,165	14,984	(5,791)	1998	Jun-11
Montebello Plaza	Montebello, CA	13,360	33,743	8,408	13,360	42,151	55,511	(19,513)	1974	Jun-11
California Oaks Center	Murrieta, CA	5,180	15,441	5,397	5,180	20,838	26,018	(8,790)	1990	Jun-11
Pacoima Center	Pacoima, CA	7,050	15,955	2,004	7,050	17,959	25,009	(10,816)	1995	Jun-11
Metro 580	Pleasanton, CA	10,500	19,409	1,879	10,500	21,288	31,788	(11,279)	1996	Jun-11
Rose Pavilion	Pleasanton, CA	19,618	63,140	16,029	19,618	79,169	98,787	(30,080)	2019	Jun-11
Puente Hills Town Center (6)	Rowland Heights, CA	15,670	39,997	9,261	15,670	49,258	64,928	(18,163)	2025	Jun-11
Ocean View Plaza	San Clemente, CA	15,750	30,757	3,092	15,750	33,849	49,599	(13,171)	1990	Jun-11
Plaza By The Sea	San Clemente, CA	9,607	5,461	6,330	9,607	11,791	21,398	(2,243)	1976	Dec-17
Village at Mira Mesa	San Diego, CA	14,870	75,271	38,347	14,870	113,618	128,488	(41,114)	2023	Jun-11
San Dimas Plaza	San Dimas, CA	15,101	22,299	4,279	15,101	26,578	41,679	(10,559)	1986	Jun-11
Bristol Plaza	Santa Ana, CA	9,110	21,367	5,507	9,722	26,262	35,984	(9,662)	2003	Jun-11
Gateway Plaza	Santa Fe Springs, CA	9,980	31,263	3,503	9,980	34,766	44,746	(17,115)	2002	Jun-11
Santa Paula Center	Santa Paula, CA	3,520	18,079	836	3,520	18,915	22,435	(9,047)	1995	Jun-11
Vail Ranch Center	Temecula, CA	3,750	22,933	10,937	3,750	33,870	37,620	(11,891)	2024	Jun-11
Country Hills Shopping Center	Torrance, CA	3,630	8,716	600	3,589	9,357	12,946	(3,748)	1977	Jun-11
Upland Town Square	Upland, CA	9,051	23,171	1,485	9,051	24,656	33,707	(7,675)	1994	Nov-17
Gateway Plaza - Vallejo	Vallejo, CA	12,947	77,377	30,160	12,947	107,537	120,484	(40,851)	2023	Jun-11
Arvada Plaza	Arvada, CO	1,160	7,378	643	1,160	8,021	9,181	(4,998)	1994	Jun-11
Arapahoe Crossings	Aurora, CO	13,676	56,971	16,712	13,676	73,683	87,359	(27,273)	1996	Jul-13
Aurora Plaza	Aurora, CO	5,824	9,309	11,287	5,824	20,596	26,420	(8,125)	1996	Jun-11
Villa Monaco	Denver, CO	3,090	7,551	3,669	3,090	11,220	14,310	(4,660)	1978	Jun-11
Centennial Shopping Center	Englewood, CO	6,755	11,721	2,414	6,755	14,135	20,890	(3,344)	2013	Apr-19
Superior Marketplace	Superior, CO	7,090	37,670	6,492	6,924	44,328	51,252	(18,806)	1997	Jun-11
Westminster City Center	Westminster, CO	6,040	45,099	21,511	6,040	66,610	72,650	(24,733)	2024	Jun-11
The Shoppes at Fox Run	Glastonbury, CT	3,550	23,162	5,220	3,600	28,332	31,932	(13,067)	1974	Jun-11
Parkway Plaza	Hamden, CT	4,100	7,844	245	4,100	8,089	12,189	(3,478)	2006	Jun-11
The Manchester Collection	Manchester, CT	8,200	51,455	(11,534)	7,627	40,494	48,121	(16,639)	2001	Jun-11
The Plaza at Buckland Hills	Manchester, CT	11,852	68,367	—	11,852	68,367	80,219	(588)	1987	Dec-24
Turnpike Plaza	Newington, CT	3,920	23,880	(2,332)	3,920	21,548	25,468	(9,892)	2004	Jun-11
North Haven Crossing	North Haven, CT	5,430	16,371	2,711	5,430	19,082	24,512	(7,481)	1993	Jun-11
Colonial Commons - Orange	Orange, CT	4,870	15,160	(57)	4,870	15,103	19,973	(5,035)	1996	Jun-11
Stratford Square	Stratford, CT	5,970	12,433	7,671	5,860	20,214	26,074	(8,851)	1984	Jun-11
Waterbury Plaza	Waterbury, CT	5,420	18,062	3,893	4,793	22,582	27,375	(9,150)	2000	Jun-11
Waterford Commons	Waterford, CT	5,437	46,769	5,597	5,437	52,366	57,803	(22,818)	2004	Jun-11
Center of Bonita Springs	Bonita Springs, FL	10,946	38,467	7,153	10,946	45,620	56,566	(7,548)	2014	Apr-21
Coastal Way - Coastal Landing	Brooksville, FL	8,840	34,027	14,730	8,840	48,757	57,597	(16,390)	2008	Jun-11
Clearwater Mall	Clearwater, FL	15,300	55,060	8,788	15,300	63,848	79,148	(23,980)	1973	Jun-11
Coconut Creek Plaza	Coconut Creek, FL	7,400	25,600	5,485	7,400	31,085	38,485	(13,779)	2005	Jun-11
Century Plaza Shopping Center	Deerfield Beach, FL	3,050	8,688	4,415	3,050	13,103	16,153	(5,197)	2006	Jun-11
Northgate Shopping Center	DeLand, FL	3,500	11,008	5,604	3,500	16,612	20,112	(5,377)	1993	Jun-11
Sun Plaza	Fort Walton Beach, FL	4,480	12,658	2,359	4,480	15,017	19,497	(7,852)	2004	Jun-11
Normandy Square	Jacksonville, FL	1,936	5,567	1,984	1,936	7,551	9,487	(3,873)	1996	Jun-11
Regency Park Shopping Center	Jacksonville, FL	6,240	15,561	11,534	6,240	27,095	33,335	(10,059)	1985	Jun-11
Ventura Downs	Kissimmee, FL	3,580	8,237	5,435	3,580	13,672	17,252	(5,131)	2018	Jun-11
Marketplace at Wycliffe	Lake Worth, FL	7,930	16,228	463	7,930	16,691	24,621	(5,953)	2002	Jun-11
Venetian Isle Shopping Ctr	Lighthouse Point, FL	8,270	15,030	3,534	8,270	18,564	26,834	(7,173)	1992	Jun-11
Marco Town Center	Marco Island, FL	7,235	27,490	13,219	7,235	40,709	47,944	(10,773)	2023	Oct-13
Shops at Palm Lakes	Miami, FL	10,896	17,596	27,689	10,896	45,285	56,181	(8,918)	2023	Jun-11
Freedom Square	Naples, FL	4,760	15,328	12,004	4,735	27,357	32,092	(7,884)	2021	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Granada Shoppes	Naples, FL	34,061	69,551	5,696	34,061	75,247	109,308	(10,080)	2011	Dec-21
Naples Plaza	Naples, FL	9,200	20,738	10,537	9,200	31,275	40,475	(13,652)	2013	Jun-11
Park Shore Plaza	Naples, FL	7,245	16,555	21,937	7,245	38,492	45,737	(17,494)	2017	Jun-11
Chelsea Place	New Port Richey, FL	3,303	9,879	370	3,303	10,249	13,552	(4,106)	1992	Oct-13
Colonial Marketplace	Orlando, FL	4,230	20,242	3,699	4,230	23,941	28,171	(11,622)	1986	Jun-11
Conway Crossing	Orlando, FL	3,208	12,496	640	3,163	13,181	16,344	(5,694)	2002	Oct-13
Hunter's Creek Plaza	Orlando, FL	3,589	6,907	3,164	3,589	10,071	13,660	(4,057)	1998	Oct-13
Pointe Orlando (6)	Orlando, FL	6,120	56,697	79,634	6,120	136,331	142,451	(36,165)	2025	Jun-11
Martin Downs Town Center	Palm City, FL	1,660	9,945	225	1,660	10,170	11,830	(3,668)	1996	Oct-13
Martin Downs Village Center	Palm City, FL	5,319	28,998	2,160	5,319	31,158	36,477	(11,436)	1987	Jun-11
23rd Street Station	Panama City, FL	3,120	9,115	2,149	3,120	11,264	14,384	(3,775)	1995	Jun-11
Panama City Square	Panama City, FL	5,690	15,789	8,068	5,690	23,857	29,547	(7,965)	1989	Jun-11
East Port Plaza	Port St. Lucie, FL	4,099	22,498	5,628	4,099	28,126	32,225	(8,555)	2024	Oct-13
Shoppes of Victoria Square	Port St. Lucie, FL	3,450	6,789	968	3,450	7,757	11,207	(3,580)	1990	Jun-11
Lake St. Charles	Riverview, FL	2,801	6,966	428	2,801	7,394	10,195	(2,747)	1999	Oct-13
Cobblestone Village	Royal Palm Beach, FL	2,700	5,473	761	2,700	6,234	8,934	(2,470)	2005	Jun-11
Beneva Village Shoppes	Sarasota, FL	4,013	19,403	12,055	4,013	31,458	35,471	(11,599)	2020	Oct-13
Sarasota Village	Sarasota, FL	5,190	12,728	3,719	5,190	16,447	21,637	(6,757)	1972	Jun-11
Atlantic Plaza	Satellite Beach, FL	2,630	11,609	5,624	2,630	17,233	19,863	(6,571)	2008	Jun-11
Seminole Plaza	Seminole, FL	3,870	8,410	13,025	3,870	21,435	25,305	(7,660)	2020	Jun-11
Cobblestone Village	St. Augustine, FL	9,850	34,113	5,718	9,850	39,831	49,681	(17,801)	2003	Jun-11
Dolphin Village	St. Pete Beach, FL	9,882	16,220	4,023	9,882	20,243	30,125	(6,997)	1990	Oct-13
Rutland Plaza	St. Petersburg, FL	3,880	8,513	2,090	3,880	10,603	14,483	(4,921)	2002	Jun-11
Tyrone Gardens	St. Petersburg, FL	5,690	10,456	9,864	5,690	20,320	26,010	(6,714)	2023	Jun-11
Downtown Publix	Stuart, FL	1,770	12,909	5,811	1,770	18,720	20,490	(6,988)	2000	Jun-11
Sunrise Town Center	Sunrise, FL	9,166	10,338	(1,681)	7,856	9,967	17,823	(4,067)	1989	Oct-13
Britton Plaza	Tampa, FL	22,706	56,428	—	22,706	56,428	79,134	(569)	1958	Nov-24
Carrollwood Center	Tampa, FL	3,749	15,194	1,147	3,749	16,341	20,090	(6,738)	2002	Oct-13
Ross Plaza	Tampa, FL	2,808	12,205	(68)	2,640	12,305	14,945	(4,396)	1996	Oct-13
Shoppes at Tarpon	Tarpon Springs, FL	7,800	14,221	4,824	7,800	19,045	26,845	(10,433)	2003	Jun-11
Venice Plaza	Venice, FL	3,245	14,650	2,835	3,245	17,485	20,730	(5,383)	1999	Oct-13
Venice Shopping Center	Venice, FL	2,555	6,847	3,835	2,555	10,682	13,237	(3,691)	2000	Oct-13
Venice Village	Venice, FL	7,157	26,773	12,258	7,157	39,031	46,188	(8,750)	2022	Nov-17
Mansell Crossing	Alpharetta, GA	19,840	34,689	(4,638)	15,461	34,430	49,891	(14,808)	1993	Jun-11
Northeast Plaza	Atlanta, GA	6,907	38,776	5,069	6,907	43,845	50,752	(17,316)	1952	Jun-11
Sweetwater Village	Austell, GA	1,080	3,119	994	1,080	4,113	5,193	(2,292)	1985	Jun-11
Vineyards at Chateau Elan	Braselton, GA	2,202	14,690	786	2,202	15,476	17,678	(5,977)	2002	Oct-13
Salem Road Station	Covington, GA	670	11,517	1,145	670	12,662	13,332	(4,815)	2000	Oct-13
Keith Bridge Commons	Cumming, GA	1,601	15,162	1,299	1,601	16,461	18,062	(6,206)	2002	Oct-13
Northside	Dalton, GA	1,320	4,220	1,206	1,320	5,426	6,746	(2,053)	2001	Jun-11
Cosby Station	Douglasville, GA	2,650	6,660	797	2,650	7,457	10,107	(3,330)	1994	Jun-11
Park Plaza	Douglasville, GA	1,470	2,870	1,332	1,470	4,202	5,672	(1,923)	1986	Jun-11
Venture Pointe	Duluth, GA	2,460	7,995	5,797	2,460	13,792	16,252	(8,563)	1995	Jun-11
Banks Station	Fayetteville, GA	3,490	13,060	1,465	3,517	14,498	18,015	(7,041)	2006	Jun-11
Barrett Place	Kennesaw, GA	6,990	14,370	3,584	6,990	17,954	24,944	(6,820)	1992	Jun-11
Shops of Huntcrest	Lawrenceville, GA	2,093	18,230	989	2,093	19,219	21,312	(6,792)	2003	Oct-13
Mableton Walk	Mableton, GA	1,660	9,467	2,553	1,645	12,035	13,680	(4,604)	1994	Jun-11
The Village at Mableton	Mableton, GA	2,040	6,647	21,345	2,040	27,992	30,032	(5,908)	2023	Jun-11
Eastlake Plaza	Marietta, GA	2,650	2,774	2,671	2,650	5,445	8,095	(1,714)	1982	Jun-11
New Chastain Corners	Marietta, GA	3,090	8,243	3,508	3,090	11,751	14,841	(4,974)	2004	Jun-11
Pavilions at Eastlake	Marietta, GA	4,770	12,874	3,906	4,770	16,780	21,550	(7,678)	1996	Jun-11
Creekwood Village	Rex, GA	1,400	4,893	620	1,400	5,513	6,913	(2,788)	1990	Jun-11
ConneXion	Roswell, GA	2,627	28,074	993	2,627	29,067	31,694	(3,899)	2016	Dec-21
Holcomb Bridge Crossing	Roswell, GA	1,170	5,633	5,286	1,170	10,919	12,089	(5,774)	1988	Jun-11
Kings Market	Roswell, GA	9,096	33,899	4,539	9,096	38,438	47,534	(5,873)	2005	Dec-21
Victory Square	Savannah, GA	6,230	15,043	2,025	5,655	17,643	23,298	(6,723)	2007	Jun-11
Stockbridge Village	Stockbridge, GA	6,210	17,734	4,107	5,872	22,179	28,051	(10,356)	2008	Jun-11
Stone Mountain Festival	Stone Mountain, GA	5,740	17,078	(8,634)	3,328	10,856	14,184	(4,237)	2006	Jun-11
Wilmington Island	Wilmington Island, GA	2,630	8,108	1,287	2,630	9,395	12,025	(3,761)	1985	Oct-13
Annex of Arlington	Arlington Heights, IL	4,373	19,431	10,892	4,373	30,323	34,696	(13,402)	1999	Jun-11
Ridge Plaza	Arlington Heights, IL	3,720	11,128	3,724	3,720	14,852	18,572	(8,247)	2000	Jun-11
Southfield Plaza	Bridgeview, IL	5,880	18,756	5,444	5,880	24,200	30,080	(11,569)	2006	Jun-11
Commons of Chicago Ridge	Chicago Ridge, IL	4,310	39,714	(11,580)	2,426	30,018	32,444	(13,792)	1998	Jun-11
Rivercrest Shopping Center	Crestwood, IL	11,010	41,063	12,973	11,010	54,036	65,046	(23,566)	1992	Jun-11
The Commons of Crystal Lake	Crystal Lake, IL	3,660	32,993	6,489	3,660	39,482	43,142	(16,011)	1987	Jun-11
Elmhurst Crossing	Elmhurst, IL	5,816	81,784	1,931	5,816	83,715	89,531	(9,312)	2005	Apr-22

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
The Quentin Collection	Kildeer, IL	6,002	27,280	(10,134)	3,279	19,869	23,148	(9,195)	2006	Jun-11
Butterfield Square	Libertyville, IL	3,430	13,370	3,888	3,430	17,258	20,688	(7,139)	1997	Jun-11
High Point Centre	Lombard, IL	7,510	21,583	10,985	7,523	32,555	40,078	(11,281)	2019	Jun-11
Long Meadow Commons	Mundelein, IL	4,700	11,597	3,604	4,700	15,201	19,901	(8,278)	1997	Jun-11
Westridge Court / Block 59 (6)	Naperville, IL	11,150	75,719	33,480	10,560	109,789	120,349	(32,192)	2025	Jun-11
North Riverside Plaza	North Riverside, IL	5,117	57,577	1,742	5,117	59,319	64,436	(8,258)	2007	Apr-22
Ravinia Plaza	Orland Park, IL	2,069	24,288	1,150	2,069	25,438	27,507	(3,087)	1990	Feb-22
Rollins Crossing	Round Lake Beach, IL	3,040	23,623	(3,890)	2,396	20,377	22,773	(10,435)	1998	Jun-11
Tinley Park Plaza (6)	Tinley Park, IL	12,250	22,511	34,648	12,250	57,159	69,409	(11,806)	2025	Jun-11
Meridian Village	Carmel, IN	2,290	7,746	3,722	2,089	11,669	13,758	(4,961)	1990	Jun-11
Columbus Center	Columbus, IN	1,480	14,740	9,012	1,480	23,752	25,232	(8,862)	1964	Jun-11
Speedway Super Center	Speedway, IN	8,410	50,006	27,784	8,410	77,790	86,200	(30,233)	2022	Jun-11
Sagamore Park Centre	West Lafayette, IN	2,390	11,150	2,752	2,390	13,902	16,292	(6,403)	2018	Jun-11
Westchester Square	Lenexa, KS	3,250	14,555	4,554	3,250	19,109	22,359	(8,313)	1987	Jun-11
West Loop Shopping Center	Manhattan, KS	2,800	12,622	5,814	2,800	18,436	21,236	(9,072)	2013	Jun-11
Florence Plaza - Florence Square	Florence, KY	11,014	53,088	29,656	11,014	82,744	93,758	(35,164)	2014	Jun-11
Jeffersontown Commons	Jeffersontown, KY	3,920	14,866	(240)	3,957	14,589	18,546	(6,464)	1959	Jun-11
London Marketplace	London, KY	1,400	10,362	5,412	1,400	15,774	17,174	(5,280)	1994	Jun-11
Eastgate Shopping Center	Louisville, KY	4,300	13,975	3,869	4,300	17,844	22,144	(9,318)	2002	Jun-11
Plainview Village	Louisville, KY	2,600	10,541	2,775	2,600	13,316	15,916	(5,860)	1997	Jun-11
Stony Brook I & II	Louisville, KY	3,650	17,970	2,815	3,650	20,785	24,435	(9,514)	1988	Jun-11
Acton Plaza	Acton, MA	10,224	30,375	12	10,224	30,387	40,611	(1,106)	1972	Aug-24
Points West Plaza	Brockton, MA	2,200	10,605	2,430	2,200	13,035	15,235	(4,606)	1960	Jun-11
Burlington Square I, II & III (6)	Burlington, MA	4,690	13,122	4,529	4,690	17,651	22,341	(7,053)	2025	Jun-11
Holyoke Shopping Center	Holyoke, MA	3,110	12,097	1,817	3,110	13,914	17,024	(7,133)	2000	Jun-11
WaterTower Plaza (6)	Leominster, MA	10,400	40,312	14,668	10,342	55,038	65,380	(17,979)	2025	Jun-11
Lunenburg Crossing	Lunenburg, MA	930	1,991	847	942	2,826	3,768	(1,325)	1994	Jun-11
Lynn Marketplace	Lynn, MA	3,100	5,678	5,175	3,100	10,853	13,953	(3,423)	1968	Jun-11
Webster Square	Marshfield, MA	5,532	27,284	1,379	5,532	28,663	34,195	(10,087)	2005	Jun-15
Berkshire Crossing	Pittsfield, MA	5,210	39,558	(6,441)	2,771	35,556	38,327	(16,692)	1994	Jun-11
Westgate Plaza	Westfield, MA	2,494	9,850	4,704	2,494	14,554	17,048	(4,056)	1996	Jun-11
Perkins Farm Marketplace	Worcester, MA	2,150	17,060	6,783	2,150	23,843	25,993	(11,241)	1967	Jun-11
South Plaza Shopping Center	California, MD	2,174	23,209	164	2,174	23,373	25,547	(8,131)	2005	Oct-13
Fox Run	Prince Frederick, MD	3,560	31,431	24,220	3,396	55,815	59,211	(17,049)	2022	Jun-11
Pine Tree Shopping Center	Portland, ME	2,860	19,182	2,131	2,860	21,313	24,173	(13,231)	1958	Jun-11
Arborland Center	Ann Arbor, MI	20,222	90,938	4,116	20,222	95,054	115,276	(29,137)	2000	Mar-17
Huron Village	Ann Arbor, MI	2,449	30,688	—	2,449	30,688	33,137	(334)	2003	Nov-24
Maple Village	Ann Arbor, MI	3,200	19,108	32,814	3,200	51,922	55,122	(18,022)	2020	Jun-11
Grand Crossing	Brighton, MI	1,780	7,540	2,574	1,780	10,114	11,894	(4,975)	2005	Jun-11
Farmington Crossroads	Farmington, MI	1,620	4,542	1,990	1,620	6,532	8,152	(3,339)	1986	Jun-11
Silver Pointe Shopping Center	Fenton, MI	3,840	12,631	4,939	3,840	17,570	21,410	(7,963)	1996	Jun-11
Cascade East	Grand Rapids, MI	1,280	5,433	3,414	1,280	8,847	10,127	(3,800)	1983	Jun-11
Delta Center	Lansing, MI	1,580	9,616	1,137	1,518	10,815	12,333	(3,814)	1985	Jun-11
Lakes Crossing	Muskegon, MI	1,440	13,571	771	1,200	14,582	15,782	(7,234)	2008	Jun-11
Redford Plaza	Redford, MI	7,510	20,174	13,418	7,510	33,592	41,102	(13,339)	1992	Jun-11
Hampton Village Centre	Rochester Hills, MI	5,370	48,930	23,662	5,370	72,592	77,962	(28,642)	2004	Jun-11
Southfield Plaza	Southfield, MI	1,320	4,085	3,462	1,320	7,547	8,867	(4,082)	1970	Jun-11
Delco Plaza	Sterling Heights, MI	2,860	7,025	(171)	2,860	6,854	9,714	(3,136)	1996	Jun-11
West Ridge	Westland, MI	1,800	6,640	4,831	1,800	11,471	13,271	(5,061)	1989	Jun-11
Washtenaw Fountain Plaza	Ypsilanti, MI	2,030	7,234	666	2,037	7,893	9,930	(3,640)	2005	Jun-11
Southport Centre I - VI	Apple Valley, MN	4,960	18,527	1,039	4,602	19,924	24,526	(7,330)	1985	Jun-11
Champlin Marketplace	Champlin, MN	3,985	11,375	1,407	3,985	12,782	16,767	(2,524)	2005	Jun-21
Burning Tree Plaza	Duluth, MN	4,790	16,279	3,648	4,790	19,927	24,717	(8,252)	1987	Jun-11
Westwind Plaza	Minnetonka, MN	2,630	12,171	3,486	2,630	15,657	18,287	(5,614)	2007	Jun-11
Richfield Hub	Richfield, MN	7,960	19,907	1,074	7,619	21,322	28,941	(7,699)	1952	Jun-11
Roseville Center	Roseville, MN	1,620	8,593	7,775	1,620	16,368	17,988	(5,011)	2021	Jun-11
Marketplace @ 42	Savage, MN	5,150	13,221	4,994	5,100	18,265	23,365	(8,352)	1999	Jun-11
Sun Ray Shopping Center	St. Paul, MN	5,250	21,447	3,670	4,733	25,634	30,367	(11,511)	1958	Jun-11
White Bear Hills Shopping Center	White Bear Lake, MN	1,790	6,182	2,227	1,790	8,409	10,199	(4,190)	1996	Jun-11
Ellisville Square	Ellisville, MO	4,144	8,003	5,083	4,144	13,086	17,230	(7,065)	1989	Jun-11
Watts Mill Plaza	Kansas City, MO	2,610	13,868	2,317	2,610	16,185	18,795	(6,096)	1997	Jun-11
Liberty Corners	Liberty, MO	2,530	8,918	3,707	2,530	12,625	15,155	(5,929)	1987	Jun-11
Maplewood Square	Maplewood, MO	1,450	4,720	571	1,450	5,291	6,741	(1,827)	1998	Jun-11
Devonshire Place	Cary, NC	940	4,533	4,848	940	9,381	10,321	(5,957)	1996	Jun-11
McMullen Creek Market	Charlotte, NC	10,590	24,266	11,447	10,590	35,713	46,303	(14,557)	1988	Jun-11
The Commons at Chancellor Park	Charlotte, NC	5,240	20,500	2,350	5,240	22,850	28,090	(10,395)	1994	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Garner Towne Square	Garner, NC	6,233	23,681	6,168	6,233	29,849	36,082	(8,702)	1997	Oct-13
Franklin Square	Gastonia, NC	7,060	29,355	7,236	7,060	36,591	43,651	(15,135)	1989	Jun-11
Wendover Place	Greensboro, NC	15,990	42,299	3,804	15,881	46,212	62,093	(20,710)	2000	Jun-11
University Commons	Greenville, NC	5,350	26,253	5,009	5,350	31,262	36,612	(13,705)	1996	Jun-11
North Ridge Shopping Center	Raleigh, NC	12,841	50,225	—	12,841	50,225	63,066	(403)	1980	Dec-24
Roxboro Square	Roxboro, NC	1,550	8,976	(8,683)	419	1,424	1,843	(568)	2005	Jun-11
Innes Street Market	Salisbury, NC	12,180	27,462	880	10,548	29,974	40,522	(15,270)	2002	Jun-11
New Centre Market	Wilmington, NC	5,730	15,217	5,446	5,730	20,663	26,393	(8,332)	1998	Jun-11
University Commons	Wilmington, NC	6,910	26,611	4,191	6,910	30,802	37,712	(13,524)	2007	Jun-11
Parkway Plaza	Winston-Salem, NC	6,910	17,604	4,812	6,740	22,586	29,326	(8,527)	2005	Jun-11
Stratford Commons	Winston-Salem, NC	2,770	9,562	835	2,770	10,397	13,167	(3,782)	1995	Jun-11
Bedford Grove	Bedford, NH	3,400	19,065	1	2,368	20,098	22,466	(5,589)	1989	Jun-11
Capitol Shopping Center	Concord, NH	2,160	11,584	8,958	2,160	20,542	22,702	(7,112)	2001	Jun-11
Willow Springs Plaza	Nashua, NH	3,490	20,288	116	3,490	20,404	23,894	(8,114)	1990	Jun-11
Seacoast Shopping Center	Seabrook, NH	2,230	8,967	(2,643)	1,139	7,415	8,554	(3,439)	1991	Jun-11
Tri-City Plaza	Somersworth, NH	1,900	10,034	5,653	1,900	15,687	17,587	(7,518)	1990	Jun-11
Laurel Square	Brick, NJ	5,400	20,998	16,465	5,400	37,463	42,863	(10,152)	2023	Jun-11
The Shoppes at Cinnaminson	Cinnaminson, NJ	6,030	45,605	5,608	6,030	51,213	57,243	(22,299)	2010	Jun-11
Acme Clark	Clark, NJ	2,630	8,351	140	2,630	8,491	11,121	(5,021)	2007	Jun-11
Collegetown Shopping Center	Glassboro, NJ	1,560	16,336	26,975	1,560	43,311	44,871	(12,780)	2021	Jun-11
Hamilton Plaza	Hamilton, NJ	1,580	8,972	19,389	1,580	28,361	29,941	(8,108)	1972	Jun-11
Bennetts Mills Plaza	Jackson, NJ	3,130	17,126	473	3,130	17,599	20,729	(5,330)	2002	Jun-11
Marlton Crossing	Marlton, NJ	5,950	45,874	31,654	5,950	77,528	83,478	(31,793)	2019	Jun-11
Middletown Plaza	Middletown, NJ	5,060	41,800	6,221	5,060	48,021	53,081	(15,361)	2024	Jun-11
Larchmont Centre	Mount Laurel, NJ	4,421	14,985	1,157	4,421	16,142	20,563	(5,359)	1985	Jun-15
Old Bridge Gateway	Old Bridge, NJ	7,200	37,756	14,010	7,200	51,766	58,966	(17,192)	2022	Jun-11
Morris Hills Shopping Center	Parsippany, NJ	3,970	29,879	940	3,970	30,819	34,789	(11,218)	1994	Jun-11
Rio Grande Plaza	Rio Grande, NJ	1,660	12,627	8,007	1,660	20,634	22,294	(6,638)	1997	Jun-11
Ocean Heights Plaza	Somers Point, NJ	6,110	34,911	3,810	6,110	38,721	44,831	(14,942)	2006	Jun-11
Springfield Place	Springfield, NJ	1,773	4,577	2,370	1,773	6,947	8,720	(2,983)	1965	Jun-11
Tinton Falls Plaza	Tinton Falls, NJ	3,080	12,385	2,451	3,080	14,836	17,916	(6,073)	2006	Jun-11
Cross Keys Commons	Turnersville, NJ	5,840	33,347	6,132	5,872	39,447	45,319	(16,132)	1989	Jun-11
Parkway Plaza	Carle Place, NY	5,790	19,740	6,627	5,790	26,367	32,157	(8,556)	1993	Jun-11
Suffolk Plaza	East Setauket, NY	2,780	12,321	8,782	2,780	21,103	23,883	(5,847)	1998	Jun-11
Three Village Shopping Center	East Setauket, NY	5,310	15,849	657	5,310	16,506	21,816	(6,978)	1991	Jun-11
West Center	East Setauket, NY	4,949	13,899	141	4,949	14,040	18,989	(934)	1965	Apr-24
Stewart Plaza	Garden City, NY	6,040	21,970	19,574	6,040	41,544	47,584	(11,948)	2022	Jun-11
Dalewood I, II & III Shopping Center	Hartsdale, NY	6,900	57,804	14,219	6,900	72,023	78,923	(22,502)	2024	Jun-11
Unity Plaza	Hopewell Junction, NY	2,100	14,051	163	2,100	14,214	16,314	(6,416)	2005	Jun-11
Cayuga Shopping Center	Ithaca, NY	1,180	11,244	5,417	1,180	16,661	17,841	(6,244)	1969	Jun-11
Kings Park Plaza	Kings Park, NY	4,790	11,367	2,333	4,790	13,700	18,490	(5,759)	1985	Jun-11
Village Square Shopping Center	Larchmont, NY	1,320	5,137	1,036	1,320	6,173	7,493	(2,350)	1981	Jun-11
Falcaro's Plaza	Lawrence, NY	3,410	9,678	5,653	3,410	15,331	18,741	(5,370)	1972	Jun-11
Mamaroneck Centre	Mamaroneck, NY	2,198	1,999	11,739	2,198	13,738	15,936	(2,535)	2020	Jun-11
Sunshine Square	Medford, NY	7,350	24,713	3,505	7,350	28,218	35,568	(11,916)	2007	Jun-11
Wallkill Plaza	Middletown, NY	1,360	8,410	2,021	1,360	10,431	11,791	(5,245)	1986	Jun-11
Monroe Plaza	Monroe, NY	1,840	16,111	667	1,840	16,778	18,618	(7,789)	1985	Jun-11
Rockland Plaza	Nanuet, NY	11,097	60,790	14,854	11,097	75,644	86,741	(25,757)	2006	Jun-11
North Ridge Shopping Center	New Rochelle, NY	4,910	9,612	3,763	4,910	13,375	18,285	(4,864)	1971	Jun-11
Nesconset Shopping Center	Port Jefferson Station, NY	5,510	20,473	9,102	5,510	29,575	35,085	(10,004)	1961	Jun-11
Roanoke Plaza	Riverhead, NY	5,050	15,177	3,198	5,050	18,375	23,425	(7,100)	2002	Jun-11
The Shops at Riverhead	Riverhead, NY	6,331	—	36,243	3,899	38,675	42,574	(12,187)	2018	Jun-11
Rockville Centre	Rockville Centre, NY	3,590	6,982	397	3,590	7,379	10,969	(3,026)	1975	Jun-11
College Plaza (6)	Selden, NY	8,270	14,267	19,378	8,270	33,645	41,915	(10,280)	2025	Jun-11
Campus Plaza	Vestal, NY	1,170	16,384	1,058	1,170	17,442	18,612	(8,264)	2003	Jun-11
Parkway Plaza	Vestal, NY	2,168	18,651	3,415	2,181	22,053	24,234	(9,509)	1995	Jun-11
Shoppes at Vestal	Vestal, NY	1,340	14,730	1,135	1,340	15,865	17,205	(5,592)	2000	Jun-11
Town Square	Vestal, NY	2,520	41,457	19,133	2,520	60,590	63,110	(20,619)	1991	Jun-11
Highridge Plaza	Yonkers, NY	6,020	17,358	4,245	6,020	21,603	27,623	(7,422)	1977	Jun-11
Brunswick Town Center	Brunswick, OH	2,930	18,561	5,808	2,969	24,330	27,299	(8,607)	2004	Jun-11
Brentwood Plaza	Cincinnati, OH	5,090	20,513	3,456	5,090	23,969	29,059	(11,270)	2004	Jun-11
Delhi Shopping Center	Cincinnati, OH	3,690	8,085	2,580	3,690	10,665	14,355	(5,065)	1973	Jun-11
Harpers Station	Cincinnati, OH	3,987	27,804	(23,585)	1,186	7,020	8,206	(2,497)	1994	Jun-11
Western Hills Plaza	Cincinnati, OH	8,690	27,664	16,277	8,690	43,941	52,631	(13,801)	2021	Jun-11
Western Village	Cincinnati, OH	3,420	12,817	1,390	3,370	14,257	17,627	(7,404)	2005	Jun-11
Crown Point	Columbus, OH	2,120	14,980	2,268	2,120	17,248	19,368	(8,948)	1980	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Greentree Shopping Center	Columbus, OH	1,920	12,531	3,097	1,920	15,628	17,548	(7,509)	2005	Jun-11
South Towne Centre	Dayton, OH	4,990	43,152	4,455	4,990	47,607	52,597	(20,640)	1972	Jun-11
Southland Shopping Center	Middleburg Heights, OH	5,940	55,360	(12,680)	3,844	44,776	48,620	(22,670)	1951	Jun-11
The Shoppes at North Olmsted	North Olmsted, OH	510	4,151	5	510	4,156	4,666	(2,460)	2002	Jun-11
Surrey Square	Norwood, OH	3,900	18,402	3,090	3,900	21,492	25,392	(9,720)	2010	Jun-11
Miracle Mile Shopping Plaza	Toledo, OH	1,510	15,792	2,992	1,411	18,883	20,294	(10,429)	1955	Jun-11
Village West	Allentown, PA	4,180	23,402	2,385	4,180	25,787	29,967	(10,676)	1999	Jun-11
Park Hills Plaza	Altoona, PA	4,390	23,218	(21,801)	233	5,574	5,807	(1,237)	1985	Jun-11
Lehigh Shopping Center	Bethlehem, PA	6,980	34,900	5,186	6,980	40,086	47,066	(20,807)	1955	Jun-11
Bristol Park	Bristol, PA	3,180	21,530	2,961	3,241	24,430	27,671	(9,340)	1993	Jun-11
New Britain Village Square	Chalfont, PA	4,250	24,449	3,676	4,250	28,125	32,375	(10,761)	1989	Jun-11
Collegeville Shopping Center	Collegeville, PA	3,410	7,451	7,124	3,410	14,575	17,985	(6,420)	2020	Jun-11
Plymouth Square Shopping Center	Conshohocken, PA	17,001	44,208	40,835	17,001	85,043	102,044	(11,550)	2024	May-19
Whitemarsh Shopping Center	Conshohocken, PA	3,410	11,753	7,162	3,410	18,915	22,325	(6,547)	2002	Jun-11
Valley Fair	Devon, PA	1,810	8,161	(5,657)	1,152	3,162	4,314	(1,315)	2001	Jun-11
Dickson City Crossings	Dickson City, PA	4,800	31,423	8,945	4,825	40,343	45,168	(16,544)	2023	Jun-11
Barn Plaza (6)	Doylestown, PA	8,780	29,183	10,857	8,780	40,040	48,820	(13,200)	2025	Jun-11
Pilgrim Gardens	Drexel Hill, PA	2,090	5,043	6,795	2,090	11,838	13,928	(5,554)	1955	Jun-11
North Penn Market Place	Lansdale, PA	3,060	5,253	2,031	3,060	7,284	10,344	(3,284)	1977	Jun-11
Village at Newtown	Newtown, PA	7,690	37,765	46,465	7,690	84,230	91,920	(24,750)	2021	Jun-11
Ivyridge	Philadelphia, PA	7,100	21,004	(257)	7,100	20,747	27,847	(7,721)	1963	Jun-11
Roosevelt Mall	Philadelphia, PA	10,970	89,141	58,676	10,970	147,817	158,787	(42,931)	2024	Jun-11
Shoppes at Valley Forge	Phoenixville, PA	2,010	13,025	2,749	2,010	15,774	17,784	(7,307)	2003	Jun-11
County Line Plaza	Souderton, PA	910	8,346	5,032	910	13,378	14,288	(4,924)	1971	Jun-11
69th Street Plaza	Upper Darby, PA	640	4,362	1,015	640	5,377	6,017	(2,156)	1994	Jun-11
Warminster Towne Center	Warminster, PA	4,310	35,284	3,681	4,310	38,965	43,275	(16,610)	1997	Jun-11
Shops at Prospect	West Hempfield, PA	760	6,532	799	760	7,331	8,091	(3,333)	1994	Jun-11
Whitehall Square	Whitehall, PA	4,350	33,067	2,084	4,350	35,151	39,501	(15,062)	2006	Jun-11
Wilkes-Barre Township Marketplace	Wilkes-Barre, PA	2,180	17,430	3,751	2,180	21,181	23,361	(12,316)	2004	Jun-11
Belfair Towne Village	Bluffton, SC	4,265	31,801	3,427	4,265	35,228	39,493	(12,297)	2006	Jun-11
Milestone Plaza	Greenville, SC	2,563	15,645	2,960	2,563	18,605	21,168	(7,883)	1995	Oct-13
Circle Center	Hilton Head Island, SC	3,010	5,832	(809)	3,010	5,023	8,033	(1,760)	2000	Jun-11
The Fresh Market Shoppes	Hilton Head Island, SC	5,940	20,255	766	5,940	21,021	26,961	(1,271)	1983	Jul-24
Island Plaza	James Island, SC	2,940	9,252	3,739	2,940	12,991	15,931	(6,441)	1994	Jun-11
Pawleys Island Plaza	Pawleys Island, SC	5,264	21,804	1,840	5,264	23,644	28,908	(3,178)	2015	Oct-21
Fairview Corners I & II	Simpsonville, SC	2,370	17,117	2,325	2,370	19,442	21,812	(8,669)	2003	Jun-11
Hillcrest Market Place (6)	Spartanburg, SC	4,190	34,825	15,745	4,190	50,570	54,760	(18,882)	2025	Jun-11
Watson Glen Shopping Center	Franklin, TN	5,220	14,990	6,414	5,220	21,404	26,624	(7,170)	1988	Jun-11
Williamson Square	Franklin, TN	7,730	22,789	7,391	7,730	30,180	37,910	(15,105)	1988	Jun-11
Greeneville Commons	Greeneville, TN	2,880	13,524	3,657	2,880	17,181	20,061	(7,172)	2002	Jun-11
Kingston Overlook	Knoxville, TN	2,060	6,743	1,641	2,060	8,384	10,444	(2,607)	1996	Jun-11
The Market at Wolfcreek	Memphis, TN	23,239	58,489	21,752	23,252	80,228	103,480	(34,221)	2014	Jun-11
Georgetown Square	Murfreesboro, TN	3,716	8,598	2,830	3,716	11,428	15,144	(4,544)	2003	Jun-11
Nashboro Village	Nashville, TN	2,243	11,662	336	2,243	11,998	14,241	(5,212)	1998	Oct-13
Parmer Crossing	Austin, TX	5,927	11,282	1,821	5,927	13,103	19,030	(5,996)	1989	Jun-11
Baytown Shopping Center	Baytown, TX	3,410	6,776	1,408	3,410	8,184	11,594	(3,232)	1987	Jun-11
El Camino	Bellaire, TX	1,320	3,816	1,104	1,320	4,920	6,240	(2,228)	2008	Jun-11
Townshire	Bryan, TX	1,790	6,399	891	1,790	7,290	9,080	(4,852)	2002	Jun-11
Central Station	College Station, TX	4,340	21,704	3,495	4,340	25,199	29,539	(10,103)	1976	Jun-11
Rock Prairie Crossing	College Station, TX	2,460	13,618	287	2,401	13,964	16,365	(7,182)	2002	Jun-11
Carmel Village	Corpus Christi, TX	1,900	4,536	5,819	1,903	10,352	12,255	(3,131)	2019	Jun-11
Arboretum Village	Dallas, TX	17,154	33,384	849	17,154	34,233	51,387	(4,751)	2014	Jan-22
Claremont Village	Dallas, TX	1,700	3,035	1,636	1,700	4,671	6,371	(849)	1976	Jun-11
Kessler Plaza	Dallas, TX	1,390	3,702	2,360	1,390	6,062	7,452	(2,038)	1975	Jun-11
Stevens Park Village	Dallas, TX	1,270	3,182	937	1,270	4,119	5,389	(2,398)	1974	Jun-11
Webb Royal Plaza	Dallas, TX	2,470	6,576	31	2,470	6,607	9,077	(3,876)	1961	Jun-11
Wynnewood Village (6)	Dallas, TX	16,982	42,953	49,428	17,200	92,163	109,363	(26,390)	2025	Jun-11
Parktown	Deer Park, TX	2,790	7,319	1,303	2,790	8,622	11,412	(4,758)	1999	Jun-11
Ridglea Plaza	Fort Worth, TX	2,770	16,178	1,785	2,770	17,963	20,733	(7,534)	1990	Jun-11
Trinity Commons	Fort Worth, TX	5,780	26,317	3,605	5,780	29,922	35,702	(14,424)	1998	Jun-11
Preston Ridge	Frisco, TX	25,820	127,082	16,032	25,820	143,114	168,934	(57,056)	2018	Jun-11
Village Plaza	Garland, TX	3,230	6,786	3,411	3,230	10,197	13,427	(4,039)	2002	Jun-11
Highland Village Town Center	Highland Village, TX	3,370	7,439	664	3,370	8,103	11,473	(3,502)	1996	Jun-11
Bay Forest	Houston, TX	1,500	6,557	688	1,500	7,245	8,745	(3,252)	2004	Jun-11
Beltway South	Houston, TX	3,340	9,759	854	3,340	10,613	13,953	(6,062)	1998	Jun-11
Braes Heights	Houston, TX	1,700	15,246	10,103	1,700	25,349	27,049	(7,917)	2022	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Braesgate	Houston, TX	1,570	2,813	747	1,570	3,560	5,130	(1,952)	1997	Jun-11
Broadway	Houston, TX	1,720	5,472	2,583	1,720	8,055	9,775	(3,536)	2006	Jun-11
Clear Lake Camino South	Houston, TX	3,320	12,136	847	3,320	12,983	16,303	(5,169)	1964	Jun-11
Hearthstone Corners	Houston, TX	5,240	14,208	240	5,240	14,448	19,688	(5,636)	2019	Jun-11
Jester Village	Houston, TX	1,380	4,623	9,575	1,380	14,198	15,578	(3,700)	2022	Jun-11
Jones Plaza (6)	Houston, TX	2,110	11,450	4,581	2,110	16,031	18,141	(5,554)	2025	Jun-11
Jones Square	Houston, TX	3,210	10,716	2,093	3,210	12,809	16,019	(5,233)	1999	Jun-11
Maplewood	Houston, TX	1,790	5,535	1,762	1,790	7,297	9,087	(3,242)	2004	Jun-11
Merchants Park	Houston, TX	6,580	32,200	4,326	6,580	36,526	43,106	(16,849)	2009	Jun-11
Northgate	Houston, TX	740	1,707	1,274	740	2,981	3,721	(963)	1972	Jun-11
Northshore	Houston, TX	5,970	22,827	5,473	5,970	28,300	34,270	(10,990)	2001	Jun-11
Northtown Plaza	Houston, TX	4,990	18,209	5,908	4,990	24,117	29,107	(9,182)	1960	Jun-11
Orange Grove	Houston, TX	3,670	15,758	6,000	3,670	21,758	25,428	(9,988)	2005	Jun-11
Royal Oaks Village	Houston, TX	4,620	29,536	2,583	4,620	32,119	36,739	(12,676)	2001	Jun-11
Tanglewilde Center	Houston, TX	1,620	7,437	1,536	1,620	8,973	10,593	(4,283)	1998	Jun-11
West U Marketplace	Houston, TX	8,554	25,511	1,062	8,554	26,573	35,127	(3,620)	2000	Apr-22
Westheimer Commons	Houston, TX	5,160	12,866	5,207	5,160	18,073	23,233	(8,679)	1984	Jun-11
Crossroads Centre - Pasadena	Pasadena, TX	4,660	11,153	7,804	4,660	18,957	23,617	(8,094)	1997	Jun-11
Spencer Square	Pasadena, TX	5,360	19,464	1,937	4,861	21,900	26,761	(9,535)	1998	Jun-11
Pearland Plaza	Pearland, TX	3,020	9,076	2,800	3,020	11,876	14,896	(5,359)	1995	Jun-11
Market Plaza	Plano, TX	6,380	20,529	1,673	6,380	22,202	28,582	(9,457)	2002	Jun-11
Preston Park Village (6)	Plano, TX	8,506	81,652	23,329	8,507	104,980	113,487	(25,485)	2025	Oct-13
Keegan's Meadow	Stafford, TX	3,300	9,947	2,163	3,300	12,110	15,410	(4,721)	1999	Jun-11
Lake Pointe Village	Sugar Land, TX	19,827	65,239	(70)	19,827	65,169	84,996	(7,104)	2010	Jun-22
Texas City Bay	Texas City, TX	3,780	17,928	8,552	3,780	26,480	30,260	(10,807)	2005	Jun-11
Windvale Center	The Woodlands, TX	3,460	9,479	7,150	3,460	16,629	20,089	(2,964)	2002	Jun-11
Culpeper Town Square	Culpeper, VA	3,200	9,235	833	3,254	10,014	13,268	(4,182)	1999	Jun-11
Hanover Square	Mechanicsville, VA	3,540	16,145	7,248	3,557	23,376	26,933	(8,611)	1991	Jun-11
Cave Spring Corners	Roanoke, VA	3,060	11,284	3,717	3,060	15,001	18,061	(7,307)	2005	Jun-11
Hunting Hills	Roanoke, VA	1,150	7,661	2,394	1,116	10,089	11,205	(5,762)	1989	Jun-11
Hilltop Plaza	Virginia Beach, VA	5,170	21,956	5,814	5,154	27,786	32,940	(11,726)	2010	Jun-11
Rutland Plaza	Rutland, VT	2,130	20,924	2,855	2,252	23,657	25,909	(9,215)	1997	Jun-11
Mequon Pavilions	Mequon, WI	7,520	29,714	14,632	7,411	44,455	51,866	(16,941)	1967	Jun-11
Moorland Square Shopping Ctr	New Berlin, WI	2,080	9,256	2,482	2,080	11,738	13,818	(5,214)	1990	Jun-11
Paradise Pavilion	West Bend, WI	1,865	15,704	2,448	1,865	18,152	20,017	(8,821)	2000	Jun-11
Grand Central Plaza	Parkersburg, WV	670	5,704	1,898	670	7,602	8,272	(2,302)	1986	Jun-11
Remaining portfolio	Various	—	—	320	—	320	320	—
		$1,875,924	$7,446,304	$2,086,829	$1,834,814	$9,574,243	$11,409,057	$(3,410,179)
(1) As of December 31, 2024, all of the Company’s shopping centers were unencumbered.
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
(6) Indicates property is currently in redevelopment.

As of December 31, 2024, the aggregate cost for federal income tax purposes was approximately $12.5 billion.

	Year Ending December 31,
	2024	2023	2022
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$10,995,887	$10,898,351	$10,428,414
Acquisitions and improvements	696,739	350,928	772,025
Real estate held for sale	(6,417)	4,459	(15,852)
Impairment of real estate	(11,143)	(17,836)	(5,724)
Cost of property sold	(196,065)	(168,321)	(227,529)
Write-off of assets no longer in service	(69,944)	(71,694)	(52,983)
Balance at end of year	$11,409,057	$10,995,887	$10,898,351

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$3,198,980	$2,996,759	$2,813,329
Depreciation expense	340,560	325,577	316,789
Property sold	(72,308)	(64,081)	(86,688)
Write-off of assets no longer in service	(57,053)	(59,275)	(46,671)
Balance at end of year	$3,410,179	$3,198,980	$2,996,759