Form 10-Q
period 2025-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2025-04-28
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 1, 2025, Brixmor Property Group Inc. had 306,060,143 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of March 31, 2025, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2024 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, general economic contractions, rising interest rates, inflation, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; and (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, privacy, data security, intellectual property rights, and taxes. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2025	December 31, 2024
Assets
Real estate
Land	$1,833,408	$1,834,814
Buildings and improvements	9,576,745	9,574,243
	11,410,153	11,409,057
Accumulated depreciation and amortization	(3,445,994)	(3,410,179)
Real estate, net	7,964,159	7,998,878

Cash and cash equivalents	106,534	377,616
Restricted cash	894	1,076
Marketable securities	19,913	20,301
Receivables, net	274,082	281,947
Deferred charges and prepaid expenses, net	165,172	167,080
Real estate assets held for sale	4,976	4,189
Other assets	59,029	57,827
Total assets	$8,594,759	$8,908,914

Liabilities
Debt obligations, net	$5,104,112	$5,339,751
Accounts payable, accrued expenses and other liabilities	536,618	585,241
Total liabilities	5,640,730	5,924,992

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 315,187,135 and 314,619,008 shares issued and 306,060,143 and 305,492,016 shares outstanding	3,061	3,055
Additional paid-in capital	3,424,042	3,431,043
Accumulated other comprehensive income	4,075	8,218
Distributions in excess of net income	(477,401)	(458,638)
Total stockholders' equity	2,953,777	2,983,678
Non-controlling interests	252	244
Total equity	2,954,029	2,983,922
Total liabilities and equity	$8,594,759	$8,908,914
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$337,241	$319,489
Other revenues	271	752
Total revenues	337,512	320,241

Operating expenses
Operating costs	39,211	37,157
Real estate taxes	44,893	41,408
Depreciation and amortization	105,597	91,218
General and administrative	28,173	28,491
Total operating expenses	217,874	198,274

Other income (expense)
Dividends and interest	1,706	3,877
Interest expense	(54,084)	(51,488)
Gain on sale of real estate assets	3,070	15,142
Other	(593)	(593)
Total other expense	(49,901)	(33,062)

Net income	69,737	88,905
Net income attributable to non-controlling interests	(8)	—
Net income attributable to Brixmor Property Group Inc.	$69,729	$88,905

Net income attributable to Brixmor Property Group Inc. per common share:
Basic	$0.23	$0.29
Diluted	$0.23	$0.29
Weighted average shares:
Basic	306,766	302,021
Diluted	307,252	302,712
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2025	2024
Net income	$69,737	$88,905
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(4,302)	12,129
Change in unrealized gain on marketable securities	159	97
Total other comprehensive income (loss)	(4,143)	12,226
Comprehensive income	65,594	101,131
Comprehensive income attributable to non-controlling interests	(8)	—
Comprehensive income attributable to Brixmor Property Group Inc.	$65,586	$101,131
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2024	300,596	$3,006	$3,310,590	$(2,700)	$(460,595)	$—	$2,850,301
Common stock dividends ($0.2725 per common share)	—	—	—	—	(83,277)	—	(83,277)
Equity based compensation expense	—	—	3,781	—	—	—	3,781
Other comprehensive income	—	—	—	12,226	—	—	12,226
Issuance of common stock, net of issuance costs	703	7	(7)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(12,962)	—	—	—	(12,962)
Net income	—	—	—	—	88,905	—	88,905
Ending balance, March 31, 2024	301,299	$3,013	$3,301,402	$9,526	$(454,967)	$—	$2,858,974

Beginning balance, January 1, 2025	305,492	$3,055	$3,431,043	$8,218	$(458,638)	$244	$2,983,922
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,492)	—	(88,492)
Equity based compensation expense	—	—	4,650	—	—	—	4,650
Other comprehensive loss	—	—	—	(4,143)	—	—	(4,143)
Issuance of common stock, net of issuance costs	568	6	(6)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,645)	—	—	—	(11,645)
Net income	—	—	—	—	69,729	8	69,737
Ending balance, March 31, 2025	306,060	$3,061	$3,424,042	$4,075	$(477,401)	$252	$2,954,029
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$69,737	$88,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,597	91,218
Accretion of debt premium and discount, net	(695)	(728)
Deferred financing cost amortization	1,766	1,796
Accretion of above- and below-market leases, net	(3,276)	(2,408)
Tenant inducement amortization and other	750	731
Gain on sale of real estate assets	(3,070)	(15,142)
Equity based compensation	4,113	3,359
Changes in operating assets and liabilities:
Receivables, net	9,442	28,639
Deferred charges and prepaid expenses	(7,140)	(9,020)
Other assets	49	(1,222)
Accounts payable, accrued expenses and other liabilities	(47,185)	(57,612)
Net cash provided by operating activities	130,088	128,516

Investing activities:
Improvements to and investments in real estate assets	(82,509)	(76,861)
Acquisitions of real estate assets	(3,144)	—
Proceeds from sales of real estate assets	21,636	67,237
Purchase of marketable securities	(4,477)	(4,366)
Proceeds from sale of marketable securities	5,035	4,811
Net cash used in investing activities	(63,459)	(9,179)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(407,000)	(98,500)
Proceeds from borrowings under unsecured revolving credit facility	407,000	80,000
Proceeds from unsecured notes and term loans	399,324	399,264
Repayment of borrowings under unsecured notes	(632,312)	—
Deferred financing and debt extinguishment costs	(3,718)	(3,766)
Net proceeds from issuances of common shares	(78)	—
Distributions to common stockholders	(89,465)	(83,866)
Repurchases of common shares in conjunction with equity award plans	(11,644)	(12,962)
Net cash provided by (used in) financing activities	(337,893)	280,170

Net change in cash, cash equivalents and restricted cash	(271,264)	399,507
Cash, cash equivalents and restricted cash at beginning of period	378,692	18,904
Cash, cash equivalents and restricted cash at end of period	$107,428	$418,411

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$106,534	$407,105
Restricted cash	894	11,306
Cash, cash equivalents and restricted cash at end of period	$107,428	$418,411

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,264 and $920	$73,213	$49,384
Change in accrued capital expenditures	(3,396)	(454)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2025	December 31, 2024
Assets
Real estate
Land	$1,833,408	$1,834,814
Buildings and improvements	9,576,745	9,574,243
	11,410,153	11,409,057
Accumulated depreciation and amortization	(3,445,994)	(3,410,179)
Real estate, net	7,964,159	7,998,878

Cash and cash equivalents	105,450	376,956
Restricted cash	894	1,076
Marketable securities	19,913	20,301
Receivables, net	274,082	281,947
Deferred charges and prepaid expenses, net	165,172	167,080
Real estate assets held for sale	4,976	4,189
Other assets	59,029	57,827
Total assets	$8,593,675	$8,908,254

Liabilities
Debt obligations, net	$5,104,112	$5,339,751
Accounts payable, accrued expenses and other liabilities	536,618	585,241
Total liabilities	5,640,730	5,924,992

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 315,187,135 and 314,619,008 units issued and 306,060,143 and 305,492,016 units outstanding	2,948,618	2,974,800
Accumulated other comprehensive income	4,075	8,218
Total partners' capital	2,952,693	2,983,018
Non-controlling interests	252	244
Total capital	2,952,945	2,983,262
Total liabilities and capital	$8,593,675	$8,908,254
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$337,241	$319,489
Other revenues	271	752
Total revenues	337,512	320,241

Operating expenses
Operating costs	39,211	37,157
Real estate taxes	44,893	41,408
Depreciation and amortization	105,597	91,218
General and administrative	28,173	28,491
Total operating expenses	217,874	198,274

Other income (expense)
Dividends and interest	1,706	3,877
Interest expense	(54,084)	(51,488)
Gain on sale of real estate assets	3,070	15,142
Other	(593)	(593)
Total other expense	(49,901)	(33,062)

Net income	69,737	88,905
Net income attributable to non-controlling interests	(8)	—
Net income attributable to Brixmor Operating Partnership LP	$69,729	$88,905

Net income attributable to Brixmor Operating Partnership LP per common unit:
Basic	$0.23	$0.29
Diluted	$0.23	$0.29
Weighted average units:
Basic	306,766	302,021
Diluted	307,252	302,712
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2025	2024
Net income	$69,737	$88,905
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(4,302)	12,129
Change in unrealized gain on marketable securities	159	97
Total other comprehensive income (loss)	(4,143)	12,226
Comprehensive income	65,594	101,131
Comprehensive income attributable to non-controlling interests	(8)	—
Comprehensive income attributable to Brixmor Operating Partnership LP	$65,586	$101,131
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Beginning balance, January 1, 2024	$2,852,980	$(2,700)	$—	$2,850,280
Distributions to partners	(83,851)	—	—	(83,851)
Equity based compensation expense	3,781	—	—	3,781
Other comprehensive income	—	12,226	—	12,226
Repurchases of OP Units in conjunction with equity award plans	(12,962)	—	—	(12,962)
Net income	88,905	—	—	88,905
Ending balance, March 31, 2024	$2,848,853	$9,526	$—	$2,858,379

Beginning balance, January 1, 2025	$2,974,800	$8,218	$244	$2,983,262
Distributions to partners	(88,916)	—	—	(88,916)
Equity based compensation expense	4,650	—	—	4,650
Other comprehensive loss	—	(4,143)	—	(4,143)
Repurchases of OP Units in conjunction with equity award plans	(11,645)	—	—	(11,645)
Net income	69,729	—	8	69,737
Ending balance, March 31, 2025	$2,948,618	$4,075	$252	$2,952,945
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$69,737	$88,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,597	91,218
Accretion of debt premium and discount, net	(695)	(728)
Deferred financing cost amortization	1,766	1,796
Accretion of above- and below-market leases, net	(3,276)	(2,408)
Tenant inducement amortization and other	750	731
Gain on sale of real estate assets	(3,070)	(15,142)
Equity based compensation	4,113	3,359
Changes in operating assets and liabilities:
Receivables, net	9,442	28,639
Deferred charges and prepaid expenses	(7,140)	(9,020)
Other assets	49	(1,222)
Accounts payable, accrued expenses and other liabilities	(47,185)	(57,612)
Net cash provided by operating activities	130,088	128,516

Investing activities:
Improvements to and investments in real estate assets	(82,509)	(76,861)
Acquisitions of real estate assets	(3,144)	—
Proceeds from sales of real estate assets	21,636	67,237
Purchase of marketable securities	(4,477)	(4,366)
Proceeds from sale of marketable securities	5,035	4,811
Net cash provided by used in investing activities	(63,459)	(9,179)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(407,000)	(98,500)
Proceeds from borrowings under unsecured revolving credit facility	407,000	80,000
Proceeds from unsecured notes and term loans	399,324	399,264
Repayment of borrowings under unsecured notes	(632,312)	—
Deferred financing and debt extinguishment costs	(3,718)	(3,766)
Net proceeds from issuances of OP Units	(78)	—
Partner distributions and repurchases of OP Units	(101,533)	(97,423)
Net cash provided by (used in) financing activities	(338,317)	279,575

Net change in cash, cash equivalents and restricted cash	(271,688)	398,912
Cash, cash equivalents and restricted cash at beginning of period	378,032	18,904
Cash, cash equivalents and restricted cash at end of period	$106,344	$417,816

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$105,450	$406,510
Restricted cash	894	11,306
Cash, cash equivalents and restricted cash at end of period	$106,344	$417,816

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,264 and $920	$73,213	$49,384
Change in accrued capital expenditures	(3,396)	(454)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of March 31, 2025, the Company’s portfolio was comprised of 361 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2024 and accompanying notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 10, 2025.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2025 and December 31, 2024. Open tax years generally range from 2021 through 2024 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
There has been no change to the impact of the accounting pronouncements disclosed in the Company's annual report on Form 10-K filed with the SEC on February 10, 2025 and any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2025, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Suffolk Plaza	East Setauket, NY	Jan-25	—	$3,144
			—	$3,144
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes less than $0.1 million of transaction costs.

During the three months ended March 31, 2024, the Company did not acquire any assets.

The aggregate purchase price of the assets acquired during the three months ended March 31, 2025 and 2024, respectively, has been allocated as follows:

	Three Months Ended March 31,
Assets	2025	2024
Land	$3,144	$—
Total assets acquired	$3,144	$—

3. Dispositions and Assets Held for Sale
During the three months ended March 31, 2025, the Company disposed of two shopping centers and two partial shopping centers for aggregate net proceeds of $21.6 million, resulting in aggregate gain of $3.1 million.

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

As of March 31, 2025, the Company had two properties held for sale. As of December 31, 2024, the Company had two properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	March 31, 2025	December 31, 2024
Land	$2,145	$1,280
Buildings and improvements	5,867	4,520
Accumulated depreciation and amortization	(3,117)	(1,658)
Real estate, net	4,895	4,142
Other assets	81	47
Assets associated with real estate assets held for sale	$4,976	$4,189

There were no discontinued operations for the three months ended March 31, 2025 and 2024 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2025	December 31, 2024
Land	$1,833,408	$1,834,814
Buildings and improvements:
Buildings and tenant improvements	9,061,682	9,047,831
Lease intangibles(1)	515,063	526,412
	11,410,153	11,409,057
Accumulated depreciation and amortization(2)	(3,445,994)	(3,410,179)
Total	$7,964,159	$7,998,878

(1)As of March 31, 2025 and December 31, 2024, Lease intangibles consisted of $473.8 million and $482.7 million, respectively, of in-place leases and $41.3 million and $43.8 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of March 31, 2025 and December 31, 2024, Accumulated depreciation and amortization included $428.6 million and $433.0 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of March 31, 2025 and December 31, 2024, the Company had intangible liabilities relating to below-market leases of $361.8 million and $366.5 million, respectively, and accumulated accretion of $245.0 million and $246.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended March 31, 2025 and 2024 was $3.3 million and $2.4 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2025 and 2024 was $6.8 million and $3.3 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2025 (remaining nine months)	$(9,058)	$16,408
2026	(10,529)	15,991
2027	(9,260)	11,951
2028	(8,640)	9,004
2029	(7,359)	6,057

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

The Company did not recognize any impairments during the three months ended March 31, 2025 and 2024.

The Company can provide no assurance that material impairment charges with respect to its Portfolio will not occur in future periods. See Note 3 for additional information regarding any impairment charges taken in connection with the Company’s dispositions. See Note 8 for additional information regarding the fair value of operating properties that have been impaired.

6. Financial Instruments – Derivatives and Hedging
The Company’s use of derivative instruments is intended to manage its exposure to interest rate movements and such instruments are not utilized for speculative purposes. In certain situations, the Company may enter into derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements that result in the receipt and/or payment of future known and uncertain cash amounts, the value of which are determined by market interest rates.

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts, generally based on the Secured Overnight Financing Rate ("SOFR"), from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the three months ended March 31, 2025, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2024, the Company did not enter into any new interest rate swap agreements, terminated three outstanding interest rate swap agreements, and four interest rate swap agreements expired at maturity. The Company has elected to present its interest rate derivatives on its unaudited Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2025 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month SOFR	3.5890%	$100,000	$104	$—
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	69	—
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	24	—
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	—	(979)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	—	(980)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	—	(490)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	—	(491)
				$500,000	$197	$(2,940)

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2024 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month SOFR	3.5890%	$100,000	$993	$—
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	735	—
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	246	—
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	—	(199)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	—	(199)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	—	(100)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	—	(100)
				$500,000	$1,974	$(598)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2025	2024
Change in unrealized gain (loss) on interest rate swaps	$(3,566)	$15,204
Accretion of interest rate swaps to interest expense	(736)	(3,075)
Change in unrealized gain (loss) on interest rate swaps, net	$(4,302)	$12,129

The Company estimates that $0.8 million will be reclassified from Accumulated other comprehensive income as a decrease to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2025 and 2024.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2025 and December 31, 2024, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of March 31, 2025 and December 31, 2024, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2025	December 31, 2024	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,618,453	$4,850,765	2.25% – 7.97%	2026 – 2035
Net unamortized premium	12,907	14,279
Net unamortized debt issuance costs	(23,296)	(20,718)
Total notes payable, net	$4,608,064	$4,844,326

Unsecured Credit Facility
Revolving Facility(3)	$—	$—	5.34%	2026
Term Loan Facility(3)(4)(5)	500,000	500,000	5.35%	2027
Net unamortized debt issuance costs	(3,952)	(4,575)
Total Unsecured Credit Facility and term loans	$496,048	$495,425

Total debt obligations, net	$5,104,112	$5,339,751
(1)Stated interest rates as of March 31, 2025 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 4.14% as of March 31, 2025.
(3)The Company's Revolving Facility (defined hereafter) and Term Loan Facility (defined hereafter) include a sustainability metric incentive, which can reduce the applicable credit spread by up to two basis points. Effective July 8, 2024, the Term Loan Facility and Revolving Facility qualify for a two basis point rate reduction due to the achievement of certain sustainability metric targets for the year ended December 31, 2023.
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

2025 Debt Transactions
As of March 31, 2025, the Operating Partnership has an unsecured credit facility as amended and restated on April 28, 2022 (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan (the "Term Loan Facility"). See Note 18 for additional information on the Unsecured Credit Facility.

During the three months ended March 31, 2025, the Operating Partnership repaid $632.3 million principal amount of the 3.850% Senior Notes due 2025 (the "2025 Notes"), representing all of the outstanding 2025 Notes. The Operating Partnership funded the 2025 Notes repayments with available cash, proceeds from the Revolving Facility, and dispositions.

On March 4, 2025, the Operating Partnership issued $400.0 million aggregate principal amount of Senior Notes due 2032 (the "2032 Notes") at 99.831% of par. The Operating Partnership used the net proceeds for general corporate purposes, including the repayment of indebtedness. The 2032 Notes bear interest at a rate of 5.200% per annum, payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2025. The 2032 Notes will mature on April 1, 2032.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2025.

Debt Maturities
As of March 31, 2025 and December 31, 2024, the Company had accrued interest of $42.8 million and $62.8 million outstanding, respectively. As of March 31, 2025, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2025 (remaining nine months)	$—
2026	607,542
2027	900,000
2028	357,708
2029	753,203
Thereafter	2,500,000
Total debt maturities	5,118,453
Net unamortized premium	12,907
Net unamortized debt issuance costs	(27,248)
Total debt obligations, net	$5,104,112

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

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2025		December 31, 2024
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,608,064	$4,460,008	$4,844,326	$4,653,205
Unsecured Credit Facility	496,048	500,000	495,425	500,000
Total debt obligations, net	$5,104,112	$4,960,008	$5,339,751	$5,153,205
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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,913	$284	$19,629	$—
Interest rate derivatives	$197	$—	$197	$—

Liabilities:
Interest rate derivatives	$(2,940)	$—	$(2,940)	$—

	Fair Value Measurements as of December 31, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,301	$1,193	$19,108	$—
Interest rate derivatives	$1,974	$—	$1,974	—

Liabilities:
Interest rate derivatives	$(598)	$—	$(598)	$—
(1)As of March 31, 2025 and December 31, 2024, marketable securities included $0.2 million and less than $0.1 million of net unrealized gains, respectively. As of March 31, 2025, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. During the three months ended March 31, 2025, no properties were remeasured to fair value as a result of impairment testing. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the year ended December 31, 2024, excluding the properties sold prior to December 31, 2024:

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
(3)The carrying value of Southland Shopping Center - multi-tenant outparcel, which was remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2024, is $0.8 million.

9. Revenue Recognition
The Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers. Revenue is primarily generated through lease agreements and classified as Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. These agreements include retail shopping center unit leases; ground leases; ancillary leases or agreements, such as agreements with tenants for cellular towers, ATMs, and short-term or seasonal retail (e.g., Halloween or Christmas-related retail); and reciprocal easement agreements. The agreements range in term from less than one year to 25 or more years, with certain agreements containing renewal options. These renewal options range from as little as one month to five or more years. The Company’s retail shopping center leases generally require tenants to pay a portion of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the Company’s properties.

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $4.0 million and $4.3 million of income based on percentage rents for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of March 31, 2025, the Company does not include any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended March 31,
Supplemental Statements of Operations Information	2025	2024
Operating lease costs	$1,687	$282
Variable lease costs	76	116
Total lease costs	$1,763	$398

	Three Months Ended March 31,
Supplemental Statements of Cash Flows Information	2025	2024
Operating cash outflows from operating leases	$1,578	$1,513
ROU assets obtained in exchange for operating lease liabilities	3,475	—
ROU asset reduction due to dispositions, held for sale, and lease modifications	—	(6,581)

Operating Lease Liabilities	As of March 31, 2025
Future minimum operating lease payments:
2025 (remaining nine months)	$4,645
2026	5,391
2027	3,967
2028	4,046
2029	4,007
2030	3,492
Thereafter	96,215
Total future minimum operating lease payments	121,763
Less: imputed interest	(77,822)
Operating lease liabilities	$43,941

Supplemental Balance Sheets Information	As of March 31, 2025	As of December 31, 2024
Operating lease liabilities(1)(2)	$43,941	$41,467
ROU assets(1)(3)	41,136	38,784
(1)As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term was 27.5 years and 28.7 years, respectively, and the weighted average discount rate was 6.28% and 6.28%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2025 there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. During the three months ended March 31, 2025 and 2024, the Company did not issue any shares of common stock under the ATM Program. As of March 31, 2025, $283.4 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of common stock. As of March 31, 2025, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the three months ended March 31, 2025 and 2024, the Company withheld 0.4 million and 0.6 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended March 31, 2025 and 2024, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.2875 per share/unit and $0.2725 per share/unit, respectively. As of March 31, 2025 and December 31, 2024, the Company had declared but unpaid common stock dividends and OP Unit distributions of $90.8 million and $91.8 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
During the year ended December 31, 2024, the Company completed the acquisition of 100% of the common equity in entities owning North Ridge Shopping Center and The Plaza at Buckland Hills. The acquired entities have issued and outstanding $0.2 million of redeemable preferred equity, which the Company did not acquire and is reflected in Non-controlling interests on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.6 million and 0.8 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Three Months Ended March 31, 2025	Year Ended, December 31, 2024
Volatility	20.0% - 26.0%	23.0% - 28.0%
Weighted average risk-free interest rate	4.24% - 4.24%	4.03% - 4.92%
Weighted average common stock dividend yield	4.3% - 4.5%	4.4% - 4.7%

During the three months ended March 31, 2025 and 2024, the Company recognized $4.6 million and $3.8 million of equity compensation expense, respectively, of which $0.5 million and $0.4 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2025, the Company had $25.2 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Computation of Basic Earnings Per Share:
Net income	$69,737	$88,905
Net income attributable to non-controlling interests	(8)	—
Non-forfeitable dividends on unvested restricted shares	(173)	(187)
Net income attributable to the Company’s common stockholders for basic earnings per share	$69,556	$88,718

Weighted average number shares outstanding – basic	306,766	302,021

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.23	$0.29

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$69,556	$88,718

Weighted average shares outstanding – basic	306,766	302,021
Effect of dilutive securities:
Equity awards	486	691
Weighted average shares outstanding – diluted	307,252	302,712

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.23	$0.29

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2025	2024
Computation of Basic Earnings Per Unit:
Net income	$69,737	$88,905
Net income attributable to non-controlling interests	(8)	—
Non-forfeitable dividends on unvested restricted units	(173)	(187)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$69,556	$88,718

Weighted average number common units outstanding – basic	306,766	302,021

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.23	$0.29

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$69,556	$88,718

Weighted average common units outstanding – basic	306,766	302,021
Effect of dilutive securities:
Equity awards	486	691
Weighted average common units outstanding – diluted	307,252	302,712

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.23	$0.29

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three months ended March 31, 2025 and 2024, the Company did not incur any material governmental fines resulting from environmental matters.

16. Segment Reporting
The Company operates and derives revenue from its Portfolio of community and neighborhood shopping centers. As of March 31, 2025, the properties in the Portfolio are located across 30 states throughout 104 metropolitan markets. The Chief Executive Officer serves as the Company's Chief Operating Decision Maker (the "CODM") and evaluates performance and resource allocation on a Portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the "Reporting Segment") for disclosure purposes in accordance with GAAP.

Net income attributable to Brixmor Property Group Inc., as presented on the Company's unaudited Condensed Consolidated Statements of Operations is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total assets, as presented on the Company's unaudited Condensed Consolidated Balance Sheets is used to measure the Reporting Segment's assets.

The following table presents revenues and significant segment expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total revenues	$337,512	$320,241

Operating costs	(39,211)	(37,157)
Real estate taxes	(44,893)	(41,408)
Depreciation and amortization	(105,597)	(91,218)
General and administrative(1)	(28,173)	(28,491)
Interest expense	(54,084)	(51,488)
Other segment items(2)	4,175	18,426

Segment net income	$69,729	$88,905

Reconciliation of Segment net income to Net income attributable to Brixmor Property Group Inc.
Adjustments	—	—
Net income attributable to Brixmor Property Group Inc.	$69,729	$88,905

(1)The following table presents General and administrative expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Employee compensation, net	$(22,421)	$(23,820)
Other general and administrative, net	(5,752)	(4,671)
Total general and administrative	$(28,173)	$(28,491)

(2)Other segment items for the Company include Dividends and interest, Gain on sale of real estate assets, Gain (loss) on extinguishment of debt, net, Other, and Net income attributable to non-controlling interests. See the Company's unaudited Condensed Consolidated Statements of Operations for additional information on these amounts.

17. Related Party Transactions
As of March 31, 2025 and December 31, 2024, there were no material receivables from or payables to related parties. During the three months ended March 31, 2025 and 2024, the Company did not engage in any material related-party transactions.

18. Subsequent Events
In preparing the Company's unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2025 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2025 through the date the financial statements were issued other than the following:

•On April 24, 2025, the Operating Partnership amended and restated its Revolving Facility and Term Loan Facility. The amendments provide for (i) revolving loan commitments of $1.25 billion under the Revolving Facility, scheduled to mature on April 30, 2029 (extending the applicable scheduled maturity date from June 30, 2026); and (ii) a continuation of the existing $500.0 million Term Loan Facility scheduled to mature on April 30, 2030 (extending the applicable scheduled maturity date from July 26, 2027). The Revolving Facility includes two six-month maturity extension options, the exercise of which are subject to customary conditions and the payment of a fee on the extended commitments. The interest rate applicable to the Revolving Facility was lowered (for the margins based on the Operating Partnership’s current credit ratings) to SOFR plus 85 basis points from an adjusted SOFR rate plus 85 basis points and the interest rate applicable to the Term Loan Facility was lowered (for the margins based on the Operating Partnership’s current credit ratings), to SOFR plus 95 basis points from an adjusted SOFR rate plus 95 basis points. The Unsecured Credit Facility provides the Company with the ability to obtain more favorable pricing in certain circumstances when the Company’s leverage ratio meets defined targets. The total capacity under the Unsecured Credit Facility as amended and restated on April 24, 2025 is $1.75 billion.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of March 31, 2025, our portfolio was comprised of 361 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of March 31, 2025, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2024, and intends to satisfy such requirements for subsequent taxable years.

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

See "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q for the factors that could affect our rental income and/or property operating expenses.

Leasing Highlights
As of March 31, 2025, billed and leased occupancy were 90.0% and 94.1%, respectively, as compared to 90.6% and 95.1%, respectively, as of March 31, 2024.

The following table summarizes our executed leasing activity for the three months ended March 31, 2025 and 2024 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Three Months Ended March 31, 2025
	Leases(1)	GLA	New ABR PSF(2)	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(3)
New, renewal and option leases	334	2,247,394	$18.96	$2.42	$1.71	15.0%
New and renewal leases	269	1,294,992	22.31	4.20	2.97	20.5%
New leases	104	535,386	22.75	9.63	7.16	47.5%
Renewal leases	165	759,606	22.00	0.38	0.02	14.0%
Option leases	65	952,402	14.41	—	—	7.1%

For the Three Months Ended March 31, 2024
	Leases(1)	GLA	New ABR PSF(2)	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(3)
New, renewal and option leases	351	2,626,599	$16.83	$3.43	$1.73	14.1%
New and renewal leases	294	1,322,079	22.65	6.81	3.44	19.5%
New leases	117	709,164	21.37	10.73	6.31	39.7%
Renewal leases	177	612,915	24.13	2.28	0.12	12.9%
Option leases	57	1,304,520	10.93	—	—	7.1%
(1)    Excludes leases executed for terms of less than one year.
(2)    ABR PSF includes the GLA of lessee-owned leasehold improvements.
(3)    Based on comparable leases only, which consist of new leases signed on units that were occupied within the prior 12 months and renewal or option leases signed with the same tenant in all or a portion of the same location or that include the expansion into space that was occupied within the prior 12 months.

Acquisition Activity
•During the three months ended March 31, 2025, we acquired one land parcel for an aggregate purchase price of $3.1 million, including transaction costs and closing credits.

•During the three months ended March 31, 2024, we did not acquire any assets.

Disposition Activity
•During the three months ended March 31, 2025, we disposed of two shopping centers and two partial shopping centers for aggregate net proceeds of $21.6 million, resulting in aggregate gain of $3.1 million.

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

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Revenues (in thousands)

	Three Months Ended March 31,
	2025	2024	$ Change
Revenues
Rental income	$337,241	$319,489	$17,752
Other revenues	271	752	(481)
Total revenues	$337,512	$320,241	$17,271

Rental income
The increase in rental income for the three months ended March 31, 2025 of $17.8 million, as compared to the corresponding period in 2024, was due to a $12.3 million increase for assets owned for the full period, in addition to a $5.5 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) a $7.6 million increase in base rent; (ii) a $5.4 million increase in expense reimbursements; (iii) a $3.0 million increase in lease termination fees; and (iv) a $0.2 million increase in ancillary and other rental income; partially offset by (v) a $2.8 million decrease in rental income associated with revenues deemed uncollectible; (vi) a $0.4 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; (vii) a $0.4 million decrease in percentage rents; and (viii) a $0.3 million decrease in straight-line rental income, net. The $7.6 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 15.0% during the three months ended March 31, 2025 and 16.5% during the year ended December 31, 2024, and an increase in weighted average billed occupancy.

Other revenues
The decrease in other revenues for the three months ended March 31, 2025 of $0.5 million as compared to the corresponding period in 2024, was primarily due to a decrease in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2025	2024	$ Change
Operating expenses
Operating costs	$39,211	$37,157	$2,054
Real estate taxes	44,893	41,408	3,485
Depreciation and amortization	105,597	91,218	14,379
General and administrative	28,173	28,491	(318)
Total operating expenses	$217,874	$198,274	$19,600

Operating costs
The increase in operating costs for the three months ended March 31, 2025 of $2.1 million, as compared to the corresponding period in 2024, was due to a $1.9 million increase in operating costs for assets owned for the full period, primarily due to an increase in repairs and maintenance, in addition to a $0.2 million increase due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the three months ended March 31, 2025 of $3.5 million, as compared to the corresponding period in 2024, was due to a $2.9 million increase in real estate taxes for assets owned for the full period primarily due to a decrease in favorable adjustments related to prior year assessments and an increase in current year assessments, partially offset by an increase in real estate tax refunds, in addition to a $0.6 million increase due to net transaction activity.
Depreciation and amortization
The increase in depreciation and amortization for the three months ended March 31, 2025 of $14.4 million, as compared to the corresponding period in 2024, was due to a $7.7 million increase for assets owned for the full period, primarily due to an increase in accelerated depreciation and amortization related to tenant move-outs, an increase in capital expenditures, and a $6.7 million increase due to net transaction activity.

General and administrative
The decrease in general and administrative costs of $0.3 million for the three months ended March 31, 2025, as compared to the corresponding period in 2024, was primarily due to a decrease in net compensation costs, partially offset by an increase in office rent expense.

During the three months ended March 31, 2025 and 2024, construction compensation costs of $4.5 million and $4.9 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.3 million and $1.0 million, respectively, and leasing commission costs of $1.8 million and $2.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2025	2024	$ Change
Other income (expense)
Dividends and interest	$1,706	$3,877	$(2,171)
Interest expense	(54,084)	(51,488)	(2,596)
Gain on sale of real estate assets	3,070	15,142	(12,072)
Other	(593)	(593)	—
Total other expense	$(49,901)	$(33,062)	$(16,839)

Dividends and interest
The decrease in dividends and interest for the three months ended March 31, 2025 of $2.2 million, as compared to the corresponding period in 2024, was primarily due to a decrease in interest income associated with lower cash and cash equivalent balances and a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the three months ended March 31, 2025 of $2.6 million, as compared to the corresponding period in 2024, was primarily due to a higher weighted average interest rate, partially offset by lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended March 31, 2025, two shopping centers and two partial shopping centers were disposed of, resulting in aggregate gain of $3.1 million. During the three months ended March 31, 2024, three shopping centers were disposed of, resulting in aggregate gain of $15.0 million. In addition, during the three months ended March 31, 2024, we resolved contingencies related to previously disposed assets, resulting in aggregate gain of $0.1 million.

Other
Other expense remained generally consistent for the three months ended March 31, 2025, as compared to the corresponding period in 2024.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our unsecured credit facility as amended and restated April 28, 2022 (the "Unsecured Credit Facility") is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). As of March 31, 2025, we had $1.36 billion of available liquidity, including $1.25 billion available under our Revolving Facility and $107.4 million of cash, cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt. See Note 18 included elsewhere on this Quarterly Report on Form 10-Q for additional information on the Unsecured Credit Facility.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended March 31, 2026 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of March 31, 2025 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended March 31, 2026	Thereafter
Debt maturities (1)	$—	$5,118.5
Interest payments (1)(2)	206.3	924.1
Operating leases	6.2	115.6
Total	$212.5	$6,158.2

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of March 31, 2025. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024 for a further discussion of these and other factors that could impact interest payments.

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
In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the first and second quarters of 2025:

	First Quarter 2025	Second Quarter 2025
Dividend declared per common share	$0.2875	$0.2875
Dividend declaration date	February 5, 2025	April 25, 2025
Dividend record date	April 2, 2025	July 2, 2025
Dividend payable date	April 15, 2025	July 15, 2025

Opportunistic Expenditures
We also utilize cash for opportunistic expenditures such as value-enhancing reinvestment and acquisition activity.

The amount of value-enhancing reinvestment capital expenditures that we incur depends on a variety of factors that may change from period to period, such as the number, total expected cost, and nature of value-enhancing reinvestment projects that are underway. See "Improvements to and investments in real estate assets" below for further information regarding our in-process reinvestment projects and our pipeline of future redevelopment projects.

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash provided by operating activities	$130,088	$128,516	$1,572
Net cash used in investing activities	(63,459)	(9,179)	(54,280)
Net cash provided by (used in) financing activities	(337,893)	280,170	(618,063)

Net change in cash, cash equivalents and restricted cash	(271,264)	399,507	(670,771)
Cash, cash equivalents and restricted cash at beginning of period	378,692	18,904	359,788
Cash, cash equivalents and restricted cash at end of period	$107,428	$418,411	$(310,983)

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash provided by operating activities	$130,088	$128,516	$1,572
Net cash used in investing activities	(63,459)	(9,179)	(54,280)
Net cash provided by (used in) financing activities	(338,317)	279,575	(617,892)

Net change in cash, cash equivalents and restricted cash	(271,688)	398,912	(670,600)
Cash, cash equivalents and restricted cash at beginning of period	378,032	18,904	359,128
Cash, cash equivalents and restricted cash at end of period	$106,344	$417,816	$(311,472)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the three months ended March 31, 2025, our net cash provided by operating activities increased $1.6 million as compared to the corresponding period in 2024. The increase was primarily due to (i) an increase in cash from net working capital; (ii) an increase in same property net operating income; (iii) an increase in lease termination fees; (iv) a decrease in cash outflows for general and administrative expense; and (v) an increase in net operating income due to net transaction activity and other non-same property net operating income; partially offset by (vi) an increase in cash outflows for interest expense; and (vii) a decrease in cash inflows for dividends and interest income.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the three months ended March 31, 2025, our net cash used in investing activities increased $54.3 million as compared to the corresponding period in 2024. The increase was primarily due to (i) a decrease of $45.6 million in net proceeds from sales of real estate assets; (ii) an increase of $5.7 million in improvements to and investments in real estate assets; and (iii) an increase of $3.1 million in acquisitions of real estate assets; partially offset by (iv) an increase of $0.1 million in sales of marketable securities, net of purchases.

Improvements to and investments in real estate assets
During the three months ended March 31, 2025 and 2024, we expended $82.5 million and $76.9 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $0.6 million and $2.3 million, respectively, which were received during the three months ended March 31, 2025 and 2024.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of March 31, 2025, we had 37 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $390.9 million, of which $195.6 million had been incurred as of March 31, 2025. In addition, we have identified a pipeline of future redevelopment projects, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire individual shopping centers or portfolios of shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the three months ended March 31, 2025, we acquired one land parcel for an aggregate purchase price of $3.1 million, including transaction costs and closing credits. During the three months ended March 31, 2024, we did not acquire any assets.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the three months ended March 31, 2025, we disposed of two shopping centers and two partial shopping centers for aggregate net proceeds of $21.6 million. During the three months ended March 31, 2024, we disposed of three shopping centers for aggregate net proceeds of $67.2 million. In addition, during the three months ended March 31, 2024, we resolved contingencies related to previously disposed assets for aggregate net proceeds of $0.1 million.

Financing Activities
Net cash provided by (used in) financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the three months ended March 31, 2025, our net cash provided by (used in) financing activities decreased $618.1 million as compared to the corresponding period in 2024. The decrease was primarily due to (i) a $613.8 million increase in debt repayments, net of borrowings; (ii) a $5.5 million increase in distributions to our common stockholders; and (iii) a $0.1 million decrease in issuances of common stock; partially offset by (iv) a $1.3 million decrease in repurchases of common stock; and (v) a less than $0.1 million decrease in deferred financing costs.

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

Our reconciliation of net income (calculated in accordance with GAAP) to Nareit FFO for the three months ended March 31, 2025 and 2024 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income attributable to Brixmor Property Group Inc.	$69,729	$88,905
Depreciation and amortization related to real estate	104,448	89,673
Gain on sale of real estate assets	(3,070)	(15,142)
Nareit FFO	$171,107	$163,436
Nareit FFO per diluted share	$0.56	$0.54
Weighted average diluted shares outstanding	307,252	302,712

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

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	Change
Number of properties	348	348	—
Percent billed	90.1%	90.7%	(0.6%)
Percent leased	94.3%	95.3%	(1.0%)

Revenues
Rental income	$310,725	$298,752	$11,973
Other revenues	271	746	(475)
	310,996	299,498	11,498
Operating expenses
Operating costs	(37,456)	(35,481)	(1,975)
Real estate taxes	(42,955)	(39,720)	(3,235)
	(80,411)	(75,201)	(5,210)
Same property NOI	$230,585	$224,297	$6,288

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income attributable to Brixmor Property Group Inc.	$69,729	$88,905
Adjustments:
Non-same property NOI	(8,850)	(7,705)
Lease termination fees	(4,111)	(390)
Straight-line rental income, net	(7,481)	(7,555)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(2,515)	(1,724)
Straight-line ground rent expense, net	134	(5)
Depreciation and amortization	105,597	91,218
General and administrative	28,173	28,491
Total other expense	49,901	33,062
Net income attributable to non-controlling interests	8	—
Same property NOI	$230,585	$224,297

Inflation
We continue to monitor the impacts of inflation on our operating and financial performance. Although recent inflationary pressures have begun to abate, inflation may increase in the future, and recent tariff activity has introduced additional uncertainty into the macroeconomic environment. With respect to our shopping centers, our long-term leases generally contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation. However, we have exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. In addition, tariffs may contribute to rising construction and redevelopment costs and tariffs on imported goods may impact many of our tenants, particularly those who rely on international supply chains, by increasing their cost of goods sold or delaying inventory deliveries. If tenants are unable to pass these increased costs on to customers, it could adversely affect their financial performance and ability to meet lease obligations. We believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain non-reimbursed inflationary and trade-related expense pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations and have entered, and may continue to, enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans. With respect to general and administrative costs, we continually seek opportunities to offset inflationary cost pressures through routine evaluations of our spending levels and through ongoing efforts to utilize technology to enhance our operational efficiency.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor (who currently serves as Chief Executive Officer), and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer), concluded that BPG’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor (who currently serves as Chief Executive Officer) and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer) concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading "Legal Matters" in Note 15 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2024, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC should be carefully considered. These factors may materially affect our financial condition, operating results and cash flows. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock. As of March 31, 2025, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On April 24, 2025, the Operating Partnership amended and restated its Revolving Facility and Term Loan Facility. The amendments provide for (i) revolving loan commitments of $1.25 billion under the Revolving Facility, scheduled to mature on April 30, 2029 (extending the applicable scheduled maturity date from June 30, 2026); and (ii) a continuation of the existing $500.0 million Term Loan Facility scheduled to mature on April 30, 2030 (extending the applicable scheduled maturity date from July 26, 2027). The Revolving Facility includes two six-month maturity extension options, the exercise of which are subject to customary conditions and the payment of a fee on the extended commitments. The interest rate applicable to the Revolving Facility was lowered (for the margins based on the Operating Partnership’s current credit ratings) to SOFR plus 85 basis points from an adjusted SOFR rate plus 85 basis points and the interest rate applicable to the Term Loan Facility was lowered (for the margins based on the Operating Partnership’s current credit ratings), to SOFR plus 95 basis points from an adjusted SOFR rate plus 95 basis points. The Unsecured Credit Facility provides the Company with the ability to obtain more favorable pricing in certain circumstances when the Company’s leverage ratio meets defined targets. The total capacity under the Unsecured Credit Facility as amended and restated on April 24, 2025 is $1.75 billion.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Fourteenth Supplemental Indenture, dated March 4, 2025 between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	3/4/2025	4.2
4.2	Form of Global Note representing the Notes (included in Exhibit 4.1)	8-K	001-36160	3/4/2025	4.3
10.1	Fourth Amended and Restated Revolving Credit Agreement, dated as of April 24, 2025, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto	—	—	—	—	x
10.2	Second Amended and Restated Term Loan Agreement, dated as of April 24, 2025, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	—	—	—	—	x
10.3	Third Amendment to Employment Agreement, dated February 5, 2025, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	2/7/2025	10.1
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: April 28, 2025	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2025	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2025	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: April 28, 2025	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2025	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2025	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)