Form 10-Q
period 2025-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2025-07-28
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 1, 2025, Brixmor Property Group Inc. had 306,099,542 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2025 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of June 30, 2025, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2025	December 31, 2024
Assets
Real estate
Land	$1,829,811	$1,834,814
Buildings and improvements	9,606,900	9,574,243
	11,436,711	11,409,057
Accumulated depreciation and amortization	(3,499,227)	(3,410,179)
Real estate, net	7,937,484	7,998,878

Cash and cash equivalents	104,973	377,616
Restricted cash	897	1,076
Marketable securities	19,399	20,301
Receivables, net	285,057	281,947
Deferred charges and prepaid expenses, net	171,762	167,080
Real estate assets held for sale	8,290	4,189
Other assets	78,526	57,827
Total assets	$8,606,388	$8,908,914

Liabilities
Debt obligations, net	$5,096,923	$5,339,751
Accounts payable, accrued expenses and other liabilities	556,301	585,241
Total liabilities	5,653,224	5,924,992

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 315,226,534 and 314,619,008 shares issued and 306,099,542 and 305,492,016 shares outstanding	3,061	3,055
Additional paid-in capital	3,428,611	3,431,043
Accumulated other comprehensive income	2,084	8,218
Distributions in excess of net income	(480,851)	(458,638)
Total stockholders' equity	2,952,905	2,983,678
Non-controlling interests	259	244
Total equity	2,953,164	2,983,922
Total liabilities and equity	$8,606,388	$8,908,914
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$339,397	$315,587	$676,638	$635,076
Other revenues	95	102	366	854
Total revenues	339,492	315,689	677,004	635,930

Operating expenses
Operating costs	39,877	36,919	79,088	74,076
Real estate taxes	43,559	36,349	88,452	77,757
Depreciation and amortization	103,277	92,018	208,874	183,236
Impairment of real estate assets	—	5,280	—	5,280
General and administrative	29,093	29,689	57,266	58,180
Total operating expenses	215,806	200,255	433,680	398,529

Other income (expense)
Dividends and interest	1,190	6,632	2,896	10,509
Interest expense	(54,409)	(53,655)	(108,493)	(105,143)
Gain on sale of real estate assets	15,755	1,814	18,825	16,956
Gain (loss) on extinguishment of debt, net	(296)	281	(296)	281
Other	(780)	(381)	(1,373)	(974)
Total other expense	(38,540)	(45,309)	(88,441)	(78,371)

Net income	85,146	70,125	154,883	159,030
Net income attributable to non-controlling interests	(7)	—	(15)	—
Net income attributable to Brixmor Property Group Inc.	$85,139	$70,125	$154,868	$159,030

Net income attributable to Brixmor Property Group Inc. per common share:
Basic	$0.28	$0.23	$0.50	$0.53
Diluted	$0.28	$0.23	$0.50	$0.52
Weighted average shares:
Basic	306,975	302,197	306,923	302,120
Diluted	307,609	302,903	307,547	302,796
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$85,146	$70,125	$154,883	$159,030
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(2,013)	2,904	(6,315)	15,033
Change in unrealized gain (loss) on marketable securities	22	(53)	181	44
Total other comprehensive income (loss)	(1,991)	2,851	(6,134)	15,077
Comprehensive income	83,155	72,976	148,749	174,107
Comprehensive income attributable to non-controlling interests	(7)	—	(15)	—
Comprehensive income attributable to Brixmor Property Group Inc.	$83,148	$72,976	$148,734	$174,107
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2024	300,596	$3,006	$3,310,590	$(2,700)	$(460,595)	$—	$2,850,301
Common stock dividends ($0.2725 per common share)	—	—	—	—	(83,277)	—	(83,277)
Equity based compensation expense	—	—	3,781	—	—	—	3,781
Other comprehensive income	—	—	—	12,226	—	—	12,226
Issuance of common stock, net of issuance costs	703	7	(7)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(12,962)	—	—	—	(12,962)
Net income	—	—	—	—	88,905	—	88,905
Ending balance, March 31, 2024	301,299	3,013	3,301,402	9,526	(454,967)	—	2,858,974
Common stock dividends ($0.2725 per common share)	—	—	—	—	(82,719)	—	(82,719)
Equity based compensation expense	—	—	5,955	—	—	—	5,955
Other comprehensive income	—	—	—	2,851	—	—	2,851
Issuance of common stock	46	—	—	—	—	—	—
Net income	—	—	—	—	70,125	—	70,125
Ending balance, June 30, 2024	301,345	$3,013	$3,307,357	$12,377	$(467,561)	$—	$2,855,186

Beginning balance, January 1, 2025	305,492	$3,055	$3,431,043	$8,218	$(458,638)	$244	$2,983,922
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,492)	—	(88,492)
Equity based compensation expense	—	—	4,650	—	—	—	4,650
Other comprehensive loss	—	—	—	(4,143)	—	—	(4,143)
Issuance of common stock, net of issuance costs	568	6	(6)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,645)	—	—	—	(11,645)
Net income	—	—	—	—	69,729	8	69,737
Ending balance, March 31, 2025	306,060	3,061	3,424,042	4,075	(477,401)	252	2,954,029
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,589)	—	(88,589)
Equity based compensation expense	—	—	5,135	—	—	—	5,135
Other comprehensive loss	—	—	—	(1,991)	—	—	(1,991)
Issuance of common stock	40	—	—	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(566)	—	—	—	(566)
Net income	—	—	—	—	85,139	7	85,146
Ending balance, June 30, 2025	306,100	$3,061	$3,428,611	$2,084	$(480,851)	$259	$2,953,164
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$154,883	$159,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,874	183,236
Accretion of debt premium and discount, net	(1,379)	(1,447)
Deferred financing cost amortization	3,581	3,591
Accretion of above- and below-market leases, net	(7,987)	(4,894)
Tenant inducement amortization and other	1,268	1,260
Impairment of real estate assets	—	5,280
Gain on sale of real estate assets	(18,825)	(16,956)
Equity based compensation	8,910	8,801
(Gain) loss on extinguishment of debt, net	296	(281)
Changes in operating assets and liabilities:
Receivables, net	(1,771)	23,259
Deferred charges and prepaid expenses	(20,779)	(20,184)
Other assets	146	(2,989)
Accounts payable, accrued expenses and other liabilities	(15,675)	(25,668)
Net cash provided by operating activities	311,542	312,038

Investing activities:
Improvements to and investments in real estate assets	(171,333)	(167,028)
Acquisitions of real estate assets	(7,474)	(17,470)
Deposits on acquisitions of real estate assets	(15,000)	—
Proceeds from sales of real estate assets	43,715	69,331
Purchase of marketable securities	(5,574)	(14,678)
Proceeds from sale of marketable securities	6,686	12,751
Net cash used in investing activities	(148,980)	(117,094)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(407,000)	(98,500)
Proceeds from borrowings under unsecured revolving credit facility	407,000	80,000
Proceeds from unsecured notes	399,324	796,152
Repayment of borrowings under unsecured notes	(632,312)	(330,052)
Deferred financing and debt extinguishment costs	(12,332)	(7,315)
Net proceeds from issuances of common shares	(143)	—
Distributions to common stockholders	(177,711)	(166,215)
Repurchases of common shares in conjunction with equity award plans	(12,210)	(12,962)
Net cash provided by (used in) financing activities	(435,384)	261,108

Net change in cash, cash equivalents and restricted cash	(272,822)	456,052
Cash, cash equivalents and restricted cash at beginning of period	378,692	18,904
Cash, cash equivalents and restricted cash at end of period	$105,870	$474,956

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$104,973	$473,615
Restricted cash	897	1,341
Cash, cash equivalents and restricted cash at end of period	$105,870	$474,956

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,223 and $1,927	$110,573	$84,793
Change in accrued capital expenditures	(14,989)	2,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2025	December 31, 2024
Assets
Real estate
Land	$1,829,811	$1,834,814
Buildings and improvements	9,606,900	9,574,243
	11,436,711	11,409,057
Accumulated depreciation and amortization	(3,499,227)	(3,410,179)
Real estate, net	7,937,484	7,998,878

Cash and cash equivalents	103,889	376,956
Restricted cash	897	1,076
Marketable securities	19,399	20,301
Receivables, net	285,057	281,947
Deferred charges and prepaid expenses, net	171,762	167,080
Real estate assets held for sale	8,290	4,189
Other assets	78,526	57,827
Total assets	$8,605,304	$8,908,254

Liabilities
Debt obligations, net	$5,096,923	$5,339,751
Accounts payable, accrued expenses and other liabilities	556,301	585,241
Total liabilities	5,653,224	5,924,992

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 315,226,534 and 314,619,008 units issued and 306,099,542 and 305,492,016 units outstanding	2,949,737	2,974,800
Accumulated other comprehensive income	2,084	8,218
Total partners' capital	2,951,821	2,983,018
Non-controlling interests	259	244
Total capital	2,952,080	2,983,262
Total liabilities and capital	$8,605,304	$8,908,254
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$339,397	$315,587	$676,638	$635,076
Other revenues	95	102	366	854
Total revenues	339,492	315,689	677,004	635,930

Operating expenses
Operating costs	39,877	36,919	79,088	74,076
Real estate taxes	43,559	36,349	88,452	77,757
Depreciation and amortization	103,277	92,018	208,874	183,236
Impairment of real estate assets	—	5,280	—	5,280
General and administrative	29,093	29,689	57,266	58,180
Total operating expenses	215,806	200,255	433,680	398,529

Other income (expense)
Dividends and interest	1,190	6,632	2,896	10,509
Interest expense	(54,409)	(53,655)	(108,493)	(105,143)
Gain on sale of real estate assets	15,755	1,814	18,825	16,956
Gain (loss) on extinguishment of debt, net	(296)	281	(296)	281
Other	(780)	(381)	(1,373)	(974)
Total other expense	(38,540)	(45,309)	(88,441)	(78,371)

Net income	85,146	70,125	154,883	159,030
Net income attributable to non-controlling interests	(7)	—	(15)	—
Net income attributable to Brixmor Operating Partnership LP	$85,139	$70,125	$154,868	$159,030

Net income attributable to Brixmor Operating Partnership LP per common unit:
Basic	$0.28	$0.23	$0.50	$0.53
Diluted	$0.28	$0.23	$0.50	$0.52
Weighted average units:
Basic	306,975	302,197	306,923	302,120
Diluted	307,609	302,903	307,547	302,796
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$85,146	$70,125	$154,883	$159,030
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(2,013)	2,904	(6,315)	15,033
Change in unrealized gain (loss) on marketable securities	22	(53)	181	44
Total other comprehensive income (loss)	(1,991)	2,851	(6,134)	15,077
Comprehensive income	83,155	72,976	148,749	174,107
Comprehensive income attributable to non-controlling interests	(7)	—	(15)	—
Comprehensive income attributable to Brixmor Operating Partnership LP	$83,148	$72,976	$148,734	$174,107
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Beginning balance, January 1, 2024	$2,852,980	$(2,700)	$—	$2,850,280
Distributions to partners	(83,851)	—	—	(83,851)
Equity based compensation expense	3,781	—	—	3,781
Other comprehensive income	—	12,226	—	12,226
Repurchases of OP Units in conjunction with equity award plans	(12,962)	—	—	(12,962)
Net income	88,905	—	—	88,905
Ending balance, March 31, 2024	2,848,853	9,526	—	2,858,379
Distributions to partners	(82,719)	—	—	(82,719)
Equity based compensation expense	5,955	—	—	5,955
Other comprehensive income	—	2,851	—	2,851
Net income	70,125	—	—	70,125
Ending balance, June 30, 2024	$2,842,214	$12,377	$—	$2,854,591

Beginning balance, January 1, 2025	$2,974,800	$8,218	$244	$2,983,262
Distributions to partners	(88,916)	—	—	(88,916)
Equity based compensation expense	4,650	—	—	4,650
Other comprehensive loss	—	(4,143)	—	(4,143)
Repurchases of OP Units in conjunction with equity award plans	(11,645)	—	—	(11,645)
Net income	69,729	—	8	69,737
Ending balance, March 31, 2025	2,948,618	4,075	252	2,952,945
Distributions to partners	(88,589)	—	—	(88,589)
Equity based compensation expense	5,135	—	—	5,135
Other comprehensive loss	—	(1,991)	—	(1,991)
Repurchases of OP Units in conjunction with equity award plans	(566)	—	—	(566)
Net income	85,139	—	7	85,146
Ending balance, June 30, 2025	$2,949,737	$2,084	$259	$2,952,080
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$154,883	$159,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,874	183,236
Accretion of debt premium and discount, net	(1,379)	(1,447)
Deferred financing cost amortization	3,581	3,591
Accretion of above- and below-market leases, net	(7,987)	(4,894)
Tenant inducement amortization and other	1,268	1,260
Impairment of real estate assets	—	5,280
Gain on sale of real estate assets	(18,825)	(16,956)
Equity based compensation	8,910	8,801
(Gain) loss on extinguishment of debt, net	296	(281)
Changes in operating assets and liabilities:
Receivables, net	(1,771)	23,259
Deferred charges and prepaid expenses	(20,779)	(20,184)
Other assets	146	(2,989)
Accounts payable, accrued expenses and other liabilities	(15,675)	(25,668)
Net cash provided by operating activities	311,542	312,038

Investing activities:
Improvements to and investments in real estate assets	(171,333)	(167,028)
Acquisitions of real estate assets	(7,474)	(17,470)
Deposits on acquisitions of real estate assets	(15,000)	—
Proceeds from sales of real estate assets	43,715	69,331
Purchase of marketable securities	(5,574)	(14,678)
Proceeds from sale of marketable securities	6,686	12,751
Net cash provided by used in investing activities	(148,980)	(117,094)

Financing activities:
Repayment of secured debt obligations	—	—
Repayment of borrowings under unsecured revolving credit facility	(407,000)	(98,500)
Proceeds from borrowings under unsecured revolving credit facility	407,000	80,000
Proceeds from unsecured notes	399,324	796,152
Repayment of borrowings under unsecured notes	(632,312)	(330,052)
Deferred financing and debt extinguishment costs	(12,332)	(7,315)
Net proceeds from issuances of OP Units	(143)	—
Partner distributions and repurchases of OP Units	(190,345)	(179,772)
Net cash provided by (used in) financing activities	(435,808)	260,513

Net change in cash, cash equivalents and restricted cash	(273,246)	455,457
Cash, cash equivalents and restricted cash at beginning of period	378,032	18,904
Cash, cash equivalents and restricted cash at end of period	$104,786	$474,361

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$103,889	$473,020
Restricted cash	897	1,341
Cash, cash equivalents and restricted cash at end of period	$104,786	$474,361

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $2,223 and $1,927	$110,573	$84,793
Change in accrued capital expenditures	(14,989)	2,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of June 30, 2025, the Company’s portfolio was comprised of 360 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2025 and December 31, 2024. Open tax years generally range from 2021 through 2024 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

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

2. Acquisition of Real Estate
During the six months ended June 30, 2025, the Company acquired the following assets:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
Land at Suffolk Plaza	East Setauket, NY	Jan-25	—	$3,144
Leases at Plaza at Buckland Hills	Manchester, CT	Jun-25	—	4,330
			—	$7,474
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes $0.1 million of transaction costs.

During the six months ended June 30, 2024, the Company acquired the following asset:

Description(1)	Location	Month Acquired	GLA	Aggregate Purchase Price(2)
West Center	East Setauket, NY	Apr-24	42,594	$17,470
			42,594	$17,470
(1)No debt was assumed related to the listed acquisition.
(2)Aggregate purchase price includes $0.2 million of transaction costs.

The aggregate purchase price of the assets acquired during the six months ended June 30, 2025 and 2024, respectively, has been allocated as follows:

	Six Months Ended June 30,
Assets	2025	2024
Land	$3,144	$4,949
Buildings	4,330	9,315
Building and tenant improvements	—	512
Above-market leases(1)	—	95
In-place leases(2)	—	3,978
Total assets acquired	$7,474	$18,849

Liabilities
Below-market leases(3)	$—	$1,379
Total liabilities	—	1,379
Net assets acquired	$7,474	$17,470

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

3. Dispositions and Assets Held for Sale
During the three months ended June 30, 2025, the Company disposed of one shopping center and two partial shopping centers for aggregate net proceeds of $22.1 million, resulting in aggregate gain of $15.8 million. During the six months ended June 30, 2025, the Company disposed of three shopping centers and four partial shopping centers for aggregate net proceeds of $43.7 million, resulting in aggregate gain of $18.8 million.

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

As of June 30, 2025, the Company had two properties held for sale. As of December 31, 2024, the Company had two properties held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	June 30, 2025	December 31, 2024
Land	$3,190	$1,280
Buildings and improvements	12,733	4,520
Accumulated depreciation and amortization	(7,790)	(1,658)
Real estate, net	8,133	4,142
Other assets	157	47
Assets associated with real estate assets held for sale	$8,290	$4,189

Liabilities
Below-market leases	$33	$—
Liabilities associated with real estate assets held for sale(1)	$33	$—

(1)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company's unaudited Condensed Consolidated Balance Sheets.

There were no discontinued operations for the three and six months ended June 30, 2025 and 2024 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	June 30, 2025	December 31, 2024
Land	$1,829,811	$1,834,814
Buildings and improvements:
Buildings and tenant improvements	9,102,316	9,047,831
Lease intangibles(1)	504,584	526,412
	11,436,711	11,409,057
Accumulated depreciation and amortization(2)	(3,499,227)	(3,410,179)
Total	$7,937,484	$7,998,878

(1)As of June 30, 2025 and December 31, 2024, Lease intangibles consisted of $464.1 million and $482.7 million, respectively, of in-place leases and $40.5 million and $43.8 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of June 30, 2025 and December 31, 2024, Accumulated depreciation and amortization included $425.8 million and $433.0 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of June 30, 2025 and December 31, 2024, the Company had intangible liabilities relating to below-market leases of $357.1 million and $366.5 million, respectively, and accumulated accretion of $245.3 million and $246.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended June 30, 2025 and 2024 was $4.7 million and $2.5 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the six months ended June 30, 2025 and 2024 was $8.0 million and $4.9 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2025 and 2024 was $7.4 million and $3.1 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2025 and 2024 was $14.3 million and $6.4 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2025 (remaining six months)	$(5,654)	$10,475
2026	(9,916)	15,502
2027	(8,646)	11,474
2028	(8,027)	8,527
2029	(7,195)	6,017

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

The Company did not recognize any impairments during the three and six months ended June 30, 2025.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts, generally based on the Secured Overnight Financing Rate ("SOFR"), from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the six months ended June 30, 2025, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2024, the Company did not enter into any new interest rate swap agreements, terminated three outstanding interest rate swap agreements, and four interest rate swap agreements expired at maturity. The Company has elected to present its interest rate derivatives on its unaudited Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2025 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month SOFR	3.5890%	$100,000	$—	$(327)
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	—	(254)
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	—	(84)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	—	(1,302)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	—	(1,303)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	—	(652)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	—	(652)
				$500,000	$—	$(4,574)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Change in unrealized gain (loss) on interest rate swaps	$(1,273)	$6,019	$(4,839)	$21,223
Accretion of interest rate swaps to interest expense	(740)	(3,115)	(1,476)	(6,190)
Change in unrealized gain (loss) on interest rate swaps, net	$(2,013)	$2,904	$(6,315)	$15,033

The Company estimates that $0.3 million will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2025 and 2024.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2025 and December 31, 2024, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of June 30, 2025 and December 31, 2024, the Company had the following indebtedness outstanding:

	Carrying Value as of
	June 30, 2025	December 31, 2024	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$4,618,453	$4,850,765	2.25% – 7.97%	2026 – 2035
Net unamortized premium	12,223	14,279
Net unamortized debt issuance costs	(22,156)	(20,718)
Total notes payable, net	$4,608,520	$4,844,326

Unsecured Credit Facility
Revolving Facility	$—	$—	5.23%	2029
Term Loan Facility(3)(4)	500,000	500,000	5.17%	2030
Net unamortized debt issuance costs	(11,597)	(4,575)
Total Unsecured Credit Facility and term loans	$488,403	$495,425

Total debt obligations, net	$5,096,923	$5,339,751
(1)Stated interest rates as of June 30, 2025 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 4.14% as of June 30, 2025.
(3)Effective July 26, 2024, the Company has in place four interest rate swap agreements that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 4.08% (plus a spread, currently 85 basis points) through July 26, 2027.
(4)Effective May 1, 2023, the Company has in place three interest rate swap agreements that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility to a fixed, combined interest rate of 3.59% (plus a spread, currently 85 basis points) through July 26, 2027.

2025 Debt Transactions
On April 24, 2025, the Operating Partnership amended and restated its unsecured credit facility agreements (the "Unsecured Credit Facility"). The amended and restated agreements provide for (i) revolving loan commitments of $1.25 billion (the "Revolving Facility") scheduled to mature on April 30, 2029 (extending the applicable scheduled maturity date from June 30, 2026) and (ii) a continuation of the existing $500.0 million term loan scheduled to mature on April 30, 2030 (extending the applicable scheduled maturity date from July 26, 2027) (the "Term Loan Facility"). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments. The current interest rate applicable to the Revolving Facility was effectively lowered (for the margins based on the Operating Partnership’s current credit ratings) to SOFR plus 77.5 basis points from SOFR plus 95 basis points and the current interest rate applicable to the Term Loan Facility was effectively lowered (for the margins based on the Operating Partnership’s current credit ratings), to SOFR plus 85 basis points from SOFR plus 105 basis points, in each case, based on the elimination of a 10 basis point SOFR credit spread adjustment and the ability of the Company to obtain more favorable pricing in certain circumstances when the Company’s leverage ratio meets defined targets. The total capacity under the Unsecured Credit Facility as amended and restated on April 24, 2025 is $1.75 billion.

During the six months ended June 30, 2025, the Operating Partnership repaid $632.3 million principal amount of the 3.850% Senior Notes due 2025 (the "2025 Notes"), representing all of the outstanding 2025 Notes. The Operating Partnership funded the 2025 Notes repayments with available cash, proceeds from the Revolving Facility, and dispositions.

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

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2025.

Debt Maturities
As of June 30, 2025 and December 31, 2024, the Company had accrued interest of $58.9 million and $62.8 million outstanding, respectively. As of June 30, 2025, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2025 (remaining six months)	$—
2026	607,542
2027	400,000
2028	357,708
2029	753,203
Thereafter	3,000,000
Total debt maturities	5,118,453
Net unamortized premium	12,223
Net unamortized debt issuance costs	(33,753)
Total debt obligations, net	$5,096,923

As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $600.0 million outstanding principal balance of Senior Notes due 2026. The Company currently believes it has sufficient cash and cash equivalents and liquidity to satisfy this scheduled debt maturity.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	June 30, 2025		December 31, 2024
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$4,608,520	$4,513,575	$4,844,326	$4,653,205
Unsecured Credit Facility	488,403	500,000	495,425	500,000
Total debt obligations, net	$5,096,923	$5,013,575	$5,339,751	$5,153,205
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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$19,399	$519	$18,880	$—

Liabilities:
Interest rate derivatives	$(4,574)	$—	$(4,574)	$—

	Fair Value Measurements as of December 31, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,301	$1,193	$19,108	$—
Interest rate derivatives	$1,974	$—	$1,974	—

Liabilities:
Interest rate derivatives	$(598)	$—	$(598)	$—
(1)As of June 30, 2025 and December 31, 2024, marketable securities included $0.2 million and less than $0.1 million of net unrealized gains, respectively. As of June 30, 2025, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. During the six months ended June 30, 2025, no properties were remeasured to fair value as a result of impairment testing. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the year ended December 31, 2024, excluding the properties sold prior to December 31, 2024:

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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $2.8 million and $2.3 million of income based on percentage rents for the three months ended June 30, 2025 and 2024, respectively. The Company recognized $6.8 million and $6.6 million of income based on percentage rents for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of June 30, 2025, the Company does not include any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Statements of Operations Information	2025	2024	2025	2024
Operating lease costs	$1,715	$(282)	$3,402	$—
Variable lease costs	62	136	138	252
Total lease costs	$1,777	$(146)	$3,540	$252

	Six Months Ended June 30,
Supplemental Statements of Cash Flows Information	2025	2024
Operating cash outflows from operating leases	$3,146	$3,017
ROU assets obtained in exchange for operating lease liabilities	8,688	3,558
ROU asset reduction due to dispositions, held for sale, and lease modifications	—	(6,581)

Operating Lease Liabilities	As of June 30, 2025
Future minimum operating lease payments:
2025 (remaining six months)	$3,078
2026	5,761
2027	4,708
2028	4,787
2029	4,748
2030	4,233
Thereafter	100,633
Total future minimum operating lease payments	127,948
Less: imputed interest	(79,816)
Operating lease liabilities	$48,132

Supplemental Balance Sheets Information	As of June 30, 2025	As of December 31, 2024
Operating lease liabilities(1)(2)	$48,132	$41,467
ROU assets(1)(3)	45,191	38,784
(1)As of June 30, 2025 and December 31, 2024, the weighted average remaining lease term was 26.2 years and 28.7 years, respectively, and the weighted average discount rate was 6.34% and 6.28%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2025, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. During the six months ended June 30, 2025 and 2024, the Company did not issue any shares of common stock under the ATM Program. As of June 30, 2025, $283.4 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. During the six months ended June 30, 2025 and 2024, the Company did not repurchase any shares of common stock. As of June 30, 2025, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the six months ended June 30, 2025 and 2024, the Company withheld 0.4 million and 0.6 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended June 30, 2025 and 2024, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.2875 per share/unit and $0.2725 per share/unit, respectively. During the six months ended June 30, 2025 and 2024, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.5750 per share/unit and $0.5450 per share/unit, respectively. As of June 30, 2025 and December 31, 2024, the Company had declared but unpaid common stock dividends and OP Unit distributions of $91.2 million and $91.8 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.6 million and 0.8 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Six Months Ended June 30, 2025	Year Ended, December 31, 2024
Volatility	20.0% - 26.0%	23.0% - 28.0%
Weighted average risk-free interest rate	4.24% - 4.24%	4.03% - 4.92%
Weighted average common stock dividend yield	4.3% - 4.5%	4.4% - 4.7%

During the three months ended June 30, 2025 and 2024, the Company recognized $5.1 million and $6.0 million of equity compensation expense, respectively, of which $0.3 million and $0.5 million was capitalized, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized $9.8 million and $9.7 million of equity compensation expense, respectively, of which $0.9 million and $0.9 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2025, the Company had $21.4 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Computation of Basic Earnings Per Share:
Net income	$85,146	$70,125	$154,883	$159,030
Net income attributable to non-controlling interests	(7)	—	(15)	—
Non-forfeitable dividends on unvested restricted shares	(186)	(184)	(346)	(343)
Net income attributable to the Company’s common stockholders for basic earnings per share	$84,953	$69,941	$154,522	$158,687

Weighted average number shares outstanding – basic	306,975	302,197	306,923	302,120

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.28	$0.23	$0.50	$0.53

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$84,953	$69,941	$154,522	$158,687

Weighted average shares outstanding – basic	306,975	302,197	306,923	302,120
Effect of dilutive securities:
Equity awards	634	706	624	676
Weighted average shares outstanding – diluted	307,609	302,903	307,547	302,796

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.28	$0.23	$0.50	$0.52

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Computation of Basic Earnings Per Unit:
Net income	$85,146	$70,125	$154,883	$159,030
Net income attributable to non-controlling interests	(7)	—	(15)	—
Non-forfeitable dividends on unvested restricted units	(186)	(184)	(346)	(343)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$84,953	$69,941	$154,522	$158,687

Weighted average number common units outstanding – basic	306,975	302,197	306,923	302,120

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.28	$0.23	$0.50	$0.53

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$84,953	$69,941	$154,522	$158,687

Weighted average common units outstanding – basic	306,975	302,197	306,923	302,120
Effect of dilutive securities:
Equity awards	634	706	624	676
Weighted average common units outstanding – diluted	307,609	302,903	307,547	302,796

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.28	$0.23	$0.50	$0.52

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three and six months ended June 30, 2025 and 2024, the Company did not incur any material governmental fines resulting from environmental matters.

16. Segment Reporting
The Company operates and derives revenue from its Portfolio of community and neighborhood shopping centers. As of June 30, 2025, the properties in the Portfolio are located across 30 states throughout 103 metropolitan markets. The Chief Executive Officer serves as the Company's Chief Operating Decision Maker (the "CODM") and evaluates performance and resource allocation on a Portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the "Reporting Segment") for disclosure purposes in accordance with GAAP.

Net income attributable to Brixmor Property Group Inc., as presented on the Company's unaudited Condensed Consolidated Statements of Operations is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total assets, as presented on the Company's unaudited Condensed Consolidated Balance Sheets is used to measure the Reporting Segment's assets.

The following table presents revenues and significant segment expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$339,492	$315,689	$677,004	$635,930

Operating costs	(39,877)	(36,919)	(79,088)	(74,076)
Real estate taxes	(43,559)	(36,349)	(88,452)	(77,757)
Depreciation and amortization	(103,277)	(92,018)	(208,874)	(183,236)
Impairment of real estate assets	—	(5,280)	—	(5,280)
General and administrative(1)	(29,093)	(29,689)	(57,266)	(58,180)
Interest expense	(54,409)	(53,655)	(108,493)	(105,143)
Other segment items(2)	15,862	8,346	20,037	26,772

Segment net income	$85,139	$70,125	$154,868	$159,030

Reconciliation of Segment net income to Net income attributable to Brixmor Property Group Inc.
Adjustments	—	—	—	—
Net income attributable to Brixmor Property Group Inc.	$85,139	$70,125	$154,868	$159,030

(1)The following table presents General and administrative expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee compensation, net	$(21,639)	$(23,988)	$(44,056)	$(47,808)
Other general and administrative, net	(7,454)	(5,701)	(13,210)	(10,372)
Total general and administrative	$(29,093)	$(29,689)	$(57,266)	$(58,180)

(2)Other segment items for the Company include Dividends and interest, Gain on sale of real estate assets, Gain (loss) on extinguishment of debt, net, Other, and Net income attributable to non-controlling interests. See the Company's unaudited Condensed Consolidated Statements of Operations for additional information on these amounts.

17. Related Party Transactions
As of June 30, 2025 and December 31, 2024, there were no material receivables from or payables to related parties. During the three and six months ended June 30, 2025 and 2024, the Company did not engage in any material related-party transactions.

18. Subsequent Events
In preparing the Company's unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2025 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2025 through the date the financial statements were issued other than the following:

•On July 1, 2025, the Company acquired LaCenterra at Cinco Ranch, an approximately 409,000 square foot shopping center in Katy, TX, for an aggregate purchase price of $222.4 million, including transaction costs and closing credits.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of June 30, 2025, our portfolio was comprised of 360 shopping centers (the "Portfolio") totaling approximately 64 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of June 30, 2025, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2024, and intends to satisfy such requirements for subsequent taxable years.

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

Leasing Highlights
As of June 30, 2025, billed and leased occupancy were 89.7% and 94.2%, respectively, as compared to 91.4% and 95.4%, respectively, as of June 30, 2024.

The following table summarizes our executed leasing activity for the three months ended June 30, 2025 and 2024 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Three Months Ended June 30, 2025
	Leases(1)	GLA	New ABR PSF(2)	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(3)
New, renewal and option leases	459	2,465,322	$20.72	$3.65	$2.61	19.4%
New and renewal leases	400	1,708,956	23.80	5.27	3.77	24.2%
New leases	153	922,941	22.17	8.31	6.98	43.8%
Renewal leases	247	786,015	25.72	1.69	0.01	15.1%
Option leases	59	756,366	13.77	—	—	6.8%

For the Three Months Ended June 30, 2024
	Leases(1)	GLA	New ABR PSF(2)	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(3)
New, renewal and option leases	383	2,343,546	$18.61	$3.72	$2.28	19.7%
New and renewal leases	328	1,434,942	21.42	6.07	3.72	27.7%
New leases	133	603,593	23.82	13.36	8.67	50.2%
Renewal leases	195	831,349	19.68	0.77	0.12	18.9%
Option leases	55	908,604	14.17	—	—	7.7%
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

The following table summarizes our executed leasing activity for the six months ended June 30, 2025 and 2024 (dollars in thousands, except for PSF amounts):

For the Six Months Ended June 30, 2025
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	793	4,712,716	$19.88	$3.06	$2.18	17.3%
New and renewal leases	669	3,003,948	23.16	4.81	3.43	22.7%
New leases	257	1,458,327	22.38	8.79	7.04	45.0%
Renewal leases	412	1,545,621	23.89	1.04	0.01	14.6%
Option leases	124	1,708,768	14.12	—	—	7.0%

For the Six Months Ended June 30, 2024
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	734	4,970,145	$17.67	$3.56	$1.99	16.8%
New and renewal leases	622	2,757,021	22.01	6.42	3.58	23.7%
New leases	250	1,312,757	22.49	11.94	7.40	45.3%
Renewal leases	372	1,444,264	21.57	1.41	0.12	15.9%
Option leases	112	2,213,124	12.26	—	—	7.4%
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

Acquisition Activity
•During the six months ended June 30, 2025, we acquired one land parcel and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $7.5 million, including transaction costs and closing credits.

•During the six months ended June 30, 2024, we acquired one shopping center for an aggregate purchase price of $17.5 million, including transaction costs and closing credits.

Disposition Activity
•During the six months ended June 30, 2025, we disposed of three shopping centers and four partial shopping centers for aggregate net proceeds of $43.7 million, resulting in aggregate gain of $18.8 million.

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

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Revenues (in thousands)

	Three Months Ended June 30,
	2025	2024	$ Change
Revenues
Rental income	$339,397	$315,587	$23,810
Other revenues	95	102	(7)
Total revenues	$339,492	$315,689	$23,803

Rental income
The increase in rental income for the three months ended June 30, 2025 of $23.8 million, as compared to the corresponding period in 2024, was due to a $17.0 million increase for assets owned for the full period, in addition to a $6.8 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) a $6.6 million increase in base rent; (ii) a $5.9 million increase in expense reimbursements; (iii) a $3.4 million increase in ancillary and other rental income; (iv) a $1.6 million increase in straight-line rental income, net; (v) a $0.4 million increase in lease termination fees; and (vi) a $0.3 million increase in percentage rents; partially offset by (vii) a $0.8 million decrease in rental income associated with revenues deemed uncollectible; and (viii) a $0.4 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The $6.6 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 17.3% during the six months ended June 30, 2025 and 16.5% during the year ended December 31, 2024.

Other revenues
Other revenues remained generally consistent for the three months ended June 30, 2025 as compared to the corresponding period in 2024.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2025	2024	$ Change
Operating expenses
Operating costs	$39,877	$36,919	$2,958
Real estate taxes	43,559	36,349	7,210
Depreciation and amortization	103,277	92,018	11,259
Impairment of real estate assets	—	5,280	(5,280)
General and administrative	29,093	29,689	(596)
Total operating expenses	$215,806	$200,255	$15,551

Operating costs
The increase in operating costs for the three months ended June 30, 2025 of $3.0 million, as compared to the corresponding period in 2024, was due to a $2.3 million increase in operating costs for assets owned for the full period, primarily due to an increase in repairs and maintenance, in addition to a $0.7 million increase due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the three months ended June 30, 2025 of $7.2 million, as compared to the corresponding period in 2024, was due to a $6.1 million increase in real estate taxes for assets owned for the full period and a $1.1 million increase due to net transaction activity. The $6.1 million increase for the assets owned for the full period is primarily due to a decrease in favorable adjustments related to prior year assessments recognized in 2024 and an increase in current year assessments.
Depreciation and amortization
The increase in depreciation and amortization for the three months ended June 30, 2025 of $11.3 million, as compared to the corresponding period in 2024, was due to a $7.7 million increase due to net transaction activity in addition to a $3.6 million increase for assets owned for the full period, primarily due to an increase in accelerated depreciation and amortization related to tenant move-outs and an increase in capital expenditures.

Impairment of real estate assets
During the three months ended June 30, 2024, aggregate impairment of $5.3 million was recognized on one partial shopping center, as a result of disposition activity, and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs of $0.6 million for the three months ended June 30, 2025, as compared to the corresponding period in 2024, was primarily due to a decrease in net compensation costs, partially offset by an increase in office rent expense.

During the three months ended June 30, 2025 and 2024, construction compensation costs of $4.1 million and $5.0 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.6 million and $0.7 million, respectively, and leasing commission costs of $2.2 million and $2.0 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2025	2024	$ Change
Other income (expense)
Dividends and interest	$1,190	$6,632	$(5,442)
Interest expense	(54,409)	(53,655)	(754)
Gain on sale of real estate assets	15,755	1,814	13,941
Gain (loss) on extinguishment of debt, net	(296)	281	(577)
Other	(780)	(381)	(399)
Total other expense	$(38,540)	$(45,309)	$6,769

Dividends and interest
The decrease in dividends and interest for the three months ended June 30, 2025 of $5.4 million, as compared to the corresponding period in 2024, was primarily due to a decrease in interest income associated with lower cash and cash equivalent balances and a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the three months ended June 30, 2025 of $0.8 million, as compared to the corresponding period in 2024, was primarily due to a higher weighted average interest rate, partially offset by lower overall debt obligations.

Gain on sale of real estate assets
During the three months ended June 30, 2025, one shopping center and two partial shopping centers were disposed of, resulting in aggregate gain of $15.8 million. During the three months ended June 30, 2024, one land parcel was disposed of, resulting in aggregate gain of less than $0.1 million. In addition, during the three months ended June 30, 2024, we received aggregate net proceeds of $1.8 million related to land at one shopping center previously seized through eminent domain, resulting in aggregate gain of $1.8 million.

Gain (loss) on extinguishment of debt, net
During the three months ended June 30, 2025, we amended and restated our unsecured credit facility agreements (the "Unsecured Credit Facility"), resulting in a $0.3 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the three months ended June 30, 2024, we repurchased $30.0 million of the $700.0 million 3.85% Senior Notes due 2025 (the "2025 Notes") then outstanding, resulting in a $0.3 million gain on extinguishment of debt.

Other
The increase in other expense for the three months ended June 30, 2025 of $0.4 million, as compared to the corresponding period in 2024, was primarily due to an increase in anticipated environmental remediation costs.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Revenues (in thousands)

	Six Months Ended June 30,
	2025	2024	$ Change
Revenues
Rental income	$676,638	$635,076	$41,562
Other revenues	366	854	(488)
Total revenues	$677,004	$635,930	$41,074

Rental income
The increase in rental income for the six months ended June 30, 2025 of $41.6 million, as compared to the corresponding period in 2024, was due to a $29.4 million increase for assets owned for the full period, in addition to a $12.2 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) a $14.5 million increase in base rent; (ii) an $11.3 million increase in expense reimbursements; (iii) a $3.5 million increase in ancillary and other rental income; (iv) a $3.3 million increase in lease termination fees; and (v) a $1.3 million increase in straight-line rental income, net; partially offset by (vi) a $3.6 million decrease in rental income associated with revenues deemed uncollectible; and (vii) a $0.9 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The $14.5 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 17.3% during the six months ended June 30, 2025 and 16.5% during the year ended December 31, 2024.

Other revenues
The decrease in other revenues for the six months ended June 30, 2025 of $0.5 million, as compared to the corresponding period in 2024, was primarily due to a decrease in tax increment financing income.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2025	2024	$ Change
Operating expenses
Operating costs	$79,088	$74,076	$5,012
Real estate taxes	88,452	77,757	10,695
Depreciation and amortization	208,874	183,236	25,638
Impairment of real estate assets	—	5,280	(5,280)
General and administrative	57,266	58,180	(914)
Total operating expenses	$433,680	$398,529	$35,151

Operating costs
The increase in operating costs for the six months ended June 30, 2025 of $5.0 million, as compared to the corresponding period in 2024, was due to a $4.2 million increase in operating costs for assets owned for the full period, primarily due to an increase in repairs and maintenance, in addition to a $0.8 million increase due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the six months ended June 30, 2025 of $10.7 million, as compared to the corresponding period in 2024, was due to a $9.1 million increase in real estate taxes for assets owned for the full period and a $1.6 million increase due to net transaction activity. The $9.1 million increase for the assets owned for the full period is primarily due to a decrease in favorable adjustments related to prior year assessments recognized in

2024 and an increase in current year assessments.
Depreciation and amortization
The increase in depreciation and amortization for the six months ended June 30, 2025 of $25.6 million, as compared to the corresponding period in 2024, was due to a $14.3 million increase due to net transaction activity and an $11.3 million increase for assets owned for the full period, primarily due to an increase in accelerated depreciation and amortization related to tenant move-outs and an increase in capital expenditures.

Impairment of real estate assets
During the six months ended June 30, 2024, aggregate impairment of $5.3 million was recognized on one partial shopping center, as a result of disposition activity, and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs of $0.9 million for the six months ended June 30, 2025, as compared to the corresponding period in 2024, was primarily due to a decrease in net compensation costs, partially offset by an increase in office rent expense.

During the six months ended June 30, 2025 and 2024, construction compensation costs of $8.6 million and $10.0 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.9 million and $1.7 million, respectively, and leasing commission costs of $4.0 million and $4.1 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2025	2024	$ Change
Other income (expense)
Dividends and interest	$2,896	$10,509	$(7,613)
Interest expense	(108,493)	(105,143)	(3,350)
Gain on sale of real estate assets	18,825	16,956	1,869
Gain (loss) on extinguishment of debt, net	(296)	281	(577)
Other	(1,373)	(974)	(399)
Total other expense	$(88,441)	$(78,371)	$(10,070)

Dividends and interest
The decrease in dividends and interest for the six months ended June 30, 2025 of $7.6 million, as compared to the corresponding period in 2024, was primarily due to a decrease in interest income associated with lower cash and cash equivalent balances and a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the six months ended June 30, 2025 of $3.4 million, as compared to the corresponding period in 2024, was primarily due to a higher weighted average interest rate, partially offset by lower overall debt obligations.

Gain on sale of real estate assets
During the six months ended June 30, 2025, three shopping centers and four partial shopping centers were disposed of, resulting in aggregate gain of $18.8 million. During the six months ended June 30, 2024, three shopping centers and one land parcel were disposed of, resulting in aggregate gain of $15.0 million. In addition, during the six months ended June 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million.

Gain (loss) on extinguishment of debt, net
During the six months ended June 30, 2025, we amended and restated our Unsecured Credit Facility, resulting in a $0.3 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the six months ended June 30, 2024, we repurchased $30.0 million of the $700.0 million 2025 Notes then outstanding, resulting in a $0.3 million gain on extinguishment of debt.

Other
The increase in other expense for the six months ended June 30, 2025 of $0.4 million, as compared to the corresponding period in 2024, was primarily due to an increase in anticipated environmental remediation costs.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our Unsecured Credit Facility is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). As of June 30, 2025, we had $1.35 billion of available liquidity, including $1.25 billion available under our Revolving Facility and $105.9 million of cash, cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended June 30, 2026 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of June 30, 2025 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended June 30, 2026	Thereafter
Debt maturities (1)	$600.0	$4,518.5
Interest payments (1)(2)	217.3	944.7
Operating leases	6.1	121.9
Total	$823.4	$5,585.1

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of June 30, 2025. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024 for a further discussion of these and other factors that could impact interest payments.

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
In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the second and third quarters of 2025:

	Second Quarter 2025	Third Quarter 2025
Dividend declared per common share	$0.2875	$0.2875
Dividend declaration date	April 25, 2025	July 23, 2025
Dividend record date	July 2, 2025	October 2, 2025
Dividend payable date	July 15, 2025	October 15, 2025

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2025	2024	$ Change
Net cash provided by operating activities	$311,542	$312,038	$(496)
Net cash used in investing activities	(148,980)	(117,094)	(31,886)
Net cash provided by (used in) financing activities	(435,384)	261,108	(696,492)

Net change in cash, cash equivalents and restricted cash	(272,822)	456,052	(728,874)
Cash, cash equivalents and restricted cash at beginning of period	378,692	18,904	359,788
Cash, cash equivalents and restricted cash at end of period	$105,870	$474,956	$(369,086)

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2025	2024	$ Change
Net cash provided by operating activities	$311,542	$312,038	$(496)
Net cash used in investing activities	(148,980)	(117,094)	(31,886)
Net cash provided by (used in) financing activities	(435,808)	260,513	(696,321)

Net change in cash, cash equivalents and restricted cash	(273,246)	455,457	(728,703)
Cash, cash equivalents and restricted cash at beginning of period	378,032	18,904	359,128
Cash, cash equivalents and restricted cash at end of period	$104,786	$474,361	$(369,575)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the six months ended June 30, 2025, our net cash provided by operating activities decreased $0.5 million as compared to the corresponding period in 2024. The decrease was primarily due to (i) an increase in cash outflows for interest expense; and (ii) a decrease in cash inflows for dividends and interest income; partially offset by (iii) an increase in same property net operating income; (iv) an increase in cash from net working capital; (v) an increase in lease termination fees; (vi) an increase in net operating income due to net transaction activity and other non-same property net operating income; and (vii) a decrease in cash outflows for general and administrative expense.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the six months ended June 30, 2025, our net cash used in investing activities increased $31.9 million as compared to the corresponding period in 2024. The increase was primarily due to (i) a decrease of $25.6 million in net proceeds from sales of real estate assets; (ii) an increase of $15.0 million in deposits on acquisitions of real estate assets; (iii) an increase of $4.3 million in improvements to and investments in real estate assets; partially offset by

(iv) a decrease of $10.0 million in acquisitions of real estate assets; and (v) a decrease of $3.0 million in purchases of marketable securities, net of sales.

Improvements to and investments in real estate assets
During the six months ended June 30, 2025 and 2024, we expended $171.3 million and $167.0 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $2.2 million and $3.1 million, respectively, which were received during the six months ended June 30, 2025 and 2024.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of June 30, 2025, we had 37 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $374.3 million, of which $219.9 million had been incurred as of June 30, 2025. In addition, we have identified a pipeline of future redevelopment projects, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire individual shopping centers or portfolios of shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the six months ended June 30, 2025, we acquired one land parcel and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $7.5 million, including transaction costs and closing credits. During the six months ended June 30, 2024, we acquired one shopping center for an aggregate purchase price of $17.5 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the six months ended June 30, 2025, we disposed of three shopping centers and four partial shopping centers for aggregate net proceeds of $43.7 million. During the six months ended June 30, 2024, we disposed of three shopping centers, one partial shopping center, and one land parcel for aggregate net proceeds of $67.4 million. In addition, during the six months ended June 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the six months ended June 30, 2025, our net cash provided by (used in) financing activities decreased $696.5 million as compared to the corresponding period in 2024. The decrease was primarily due to (i) a $680.6 million increase in debt repayments, net of borrowings; (ii) an $11.5 million increase in distributions to our common stockholders; (iii) a $5.0 million increase in deferred financing costs; and (iv) a $0.1 million decrease in issuances of common stock; partially offset by (v) a $0.7 million decrease in repurchases of common stock.

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

Our reconciliation of net income (calculated in accordance with GAAP) to Nareit FFO for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Brixmor Property Group Inc.	$85,139	$70,125	$154,868	$159,030
Depreciation and amortization related to real estate	102,091	90,218	206,539	179,891
Gain on sale of real estate assets	(15,755)	(1,814)	(18,825)	(16,956)
Impairment of real estate assets	—	5,280	—	5,280
Nareit FFO	$171,475	$163,809	$342,582	$327,245
Nareit FFO per diluted share	$0.56	$0.54	$1.11	$1.08
Weighted average diluted shares outstanding	307,609	302,903	307,547	302,796

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

Comparison of the Three and Six Months Ended June 30, 2025 to the Three and Six Months Ended June 30, 2024

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Number of properties	346	346	—	346	346	—
Percent billed	89.8%	91.5%	(1.7%)	89.8%	91.5%	(1.7%)
Percent leased	94.4%	95.6%	(1.2%)	94.4%	95.6%	(1.2%)

Revenues
Rental income	$310,259	$293,250	$17,009	$619,284	$590,424	$28,860
Other revenues	95	102	(7)	366	847	(481)
	310,354	293,352	17,002	619,650	591,271	28,379
Operating expenses
Operating costs	(37,859)	(35,540)	(2,319)	(75,159)	(70,873)	(4,286)
Real estate taxes	(41,491)	(35,332)	(6,159)	(84,304)	(74,927)	(9,377)
	(79,350)	(70,872)	(8,478)	(159,463)	(145,800)	(13,663)
Same property NOI	$231,004	$222,480	$8,524	$460,187	$445,471	$14,716

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Brixmor Property Group Inc.	$85,139	$70,125	$154,868	$159,030
Adjustments:
Non-same property NOI	(9,886)	(9,185)	(20,138)	(18,196)
Lease termination fees	(1,352)	(959)	(5,463)	(1,349)
Straight-line rental income, net	(9,781)	(7,981)	(17,262)	(15,536)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(4,174)	(1,810)	(6,689)	(3,534)
Straight-line ground rent expense, net	141	(6)	275	(11)
Depreciation and amortization	103,277	92,018	208,874	183,236
Impairment of real estate assets	—	5,280	—	5,280
General and administrative	29,093	29,689	57,266	58,180
Total other expense	38,540	45,309	88,441	78,371
Net income attributable to non-controlling interests	7	—	15	—
Same property NOI	$231,004	$222,480	$460,187	$445,471

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

Recent Tax Legislation
Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for "qualified REIT dividends" for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the "Code"), (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries ("TRSs") from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of "adjusted taxable income" (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, James M. Taylor (who currently serves as Chief Executive Officer), and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer), concluded that BPG’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, James M. Taylor (who currently serves as Chief Executive Officer) and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer) concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2025, the Company did not repurchase any shares of its common stock. As of June 30, 2025, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.1	Fourth Amended and Restated Revolving Credit Agreement, dated as of April 24, 2025, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto	10-Q	001-36160	4/28/2025	10.1
10.2	Second Amended and Restated Term Loan Agreement, dated as of April 24, 2025, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	10-Q	001-36160	4/28/2025	10.2
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: July 28, 2025	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2025	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2025	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: July 28, 2025	By:	/s/ James M. Taylor
James M. Taylor
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2025	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2025	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)