Form 10-Q
period 2025-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2025-10-27
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 1, 2025, Brixmor Property Group Inc. had 306,100,010 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of September 30, 2025, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2025	December 31, 2024
Assets
Real estate
Land	$1,835,928	$1,834,814
Buildings and improvements	9,824,404	9,574,243
	11,660,332	11,409,057
Accumulated depreciation and amortization	(3,560,508)	(3,410,179)
Real estate, net	8,099,824	7,998,878

Cash and cash equivalents	331,544	377,616
Restricted cash	44,962	1,076
Marketable securities	21,691	20,301
Receivables, net	306,179	281,947
Deferred charges and prepaid expenses, net	174,151	167,080
Real estate assets held for sale	7,408	4,189
Other assets	63,494	57,827
Total assets	$9,049,253	$8,908,914

Liabilities
Debt obligations, net	$5,493,420	$5,339,751
Accounts payable, accrued expenses and other liabilities	592,836	585,241
Total liabilities	6,086,256	5,924,992

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 315,227,002 and 314,619,008 shares issued and 306,100,010 and 305,492,016 shares outstanding	3,061	3,055
Additional paid-in capital	3,432,972	3,431,043
Accumulated other comprehensive income	1,895	8,218
Distributions in excess of net income	(475,197)	(458,638)
Total stockholders' equity	2,962,731	2,983,678
Non-controlling interests	266	244
Total equity	2,962,997	2,983,922
Total liabilities and equity	$9,049,253	$8,908,914
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental income	$340,618	$319,989	$1,017,256	$955,065
Other revenues	225	693	591	1,547
Total revenues	340,843	320,682	1,017,847	956,612

Operating expenses
Operating costs	38,891	36,442	117,979	110,518
Real estate taxes	45,455	42,902	133,907	120,659
Depreciation and amortization	103,234	94,829	312,108	278,065
Impairment of real estate assets	16,075	5,863	16,075	11,143
General and administrative	26,772	30,250	84,038	88,430
Total operating expenses	230,427	210,286	664,107	608,815

Other income (expense)
Dividends and interest	1,191	5,289	4,087	15,798
Interest expense	(56,680)	(55,410)	(165,173)	(160,553)
Gain on sale of real estate assets	40,018	37,018	58,843	53,974
Gain (loss) on extinguishment of debt, net	—	273	(296)	554
Other	(703)	(726)	(2,076)	(1,700)
Total other expense	(16,174)	(13,556)	(104,615)	(91,927)

Net income	94,242	96,840	249,125	255,870
Net income attributable to non-controlling interests	(7)	—	(22)	—
Net income attributable to Brixmor Property Group Inc.	$94,235	$96,840	$249,103	$255,870

Net income attributable to Brixmor Property Group Inc. per common share:
Basic	$0.31	$0.32	$0.81	$0.84
Diluted	$0.31	$0.32	$0.81	$0.84
Weighted average shares:
Basic	307,193	302,676	307,132	302,518
Diluted	308,084	303,608	307,974	303,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$94,242	$96,840	$249,125	$255,870
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(164)	(13,484)	(6,479)	1,549
Change in unrealized gain (loss) on marketable securities	(25)	348	156	392
Total other comprehensive income (loss)	(189)	(13,136)	(6,323)	1,941
Comprehensive income	94,053	83,704	242,802	257,811
Comprehensive income attributable to non-controlling interests	(7)	—	(22)	—
Comprehensive income attributable to Brixmor Property Group Inc.	$94,046	$83,704	$242,780	$257,811
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2024	300,596	$3,006	$3,310,590	$(2,700)	$(460,595)	$—	$2,850,301
Common stock dividends ($0.2725 per common share)	—	—	—	—	(83,277)	—	(83,277)
Equity based compensation expense	—	—	3,781	—	—	—	3,781
Other comprehensive income	—	—	—	12,226	—	—	12,226
Issuance of common stock, net of issuance costs	703	7	(7)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(12,962)	—	—	—	(12,962)
Net income	—	—	—	—	88,905	—	88,905
Ending balance, March 31, 2024	301,299	3,013	3,301,402	9,526	(454,967)	—	2,858,974
Common stock dividends ($0.2725 per common share)	—	—	—	—	(82,719)	—	(82,719)
Equity based compensation expense	—	—	5,955	—	—	—	5,955
Other comprehensive income	—	—	—	2,851	—	—	2,851
Issuance of common stock	46	—	—	—	—	—	—
Net income	—	—	—	—	70,125	—	70,125
Ending balance, June 30, 2024	301,345	3,013	3,307,357	12,377	(467,561)	—	2,855,186
Common stock dividends ($0.2725 per common share)	—	—	—	—	(82,905)	—	(82,905)
Equity based compensation expense	—	—	5,375	—	—	—	5,375
Other comprehensive loss	—	—	—	(13,136)	—	—	(13,136)
Issuance of common stock	718	7	19,228	—	—	—	19,235
Repurchases of common shares in conjunction with equity award plans	—	—	(19)	—	—	—	(19)
Net income	—	—	—	—	96,840	—	96,840
Ending balance, September 30, 2024	302,063	$3,020	$3,331,941	$(759)	$(453,626)	$—	$2,880,576

Beginning balance, January 1, 2025	305,492	$3,055	$3,431,043	$8,218	$(458,638)	$244	$2,983,922
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,492)	—	(88,492)
Equity based compensation expense	—	—	4,650	—	—	—	4,650
Other comprehensive loss	—	—	—	(4,143)	—	—	(4,143)
Issuance of common stock, net of issuance costs	568	6	(6)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,645)	—	—	—	(11,645)
Net income	—	—	—	—	69,729	8	69,737
Ending balance, March 31, 2025	306,060	3,061	3,424,042	4,075	(477,401)	252	2,954,029
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,589)	—	(88,589)
Equity based compensation expense	—	—	5,135	—	—	—	5,135
Other comprehensive loss	—	—	—	(1,991)	—	—	(1,991)
Issuance of common stock	40	—	—	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(566)	—	—	—	(566)
Net income	—	—	—	—	85,139	7	85,146
Ending balance, June 30, 2025	306,100	3,061	3,428,611	2,084	(480,851)	259	2,953,164
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,581)	—	(88,581)
Equity based compensation expense	—	—	4,370	—	—	—	4,370
Other comprehensive loss	—	—	—	(189)	—	—	(189)
Repurchases of common shares in conjunction with equity award plans	—	—	(9)	—	—	—	(9)
Net income	—	—	—	—	94,235	7	94,242
Ending balance, September 30, 2025	306,100	$3,061	$3,432,972	$1,895	$(475,197)	$266	$2,962,997
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$249,125	$255,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312,108	278,065
Accretion of debt premium and discount, net	(2,057)	(2,148)
Deferred financing cost amortization	5,472	5,369
Accretion of above- and below-market leases, net	(13,606)	(7,271)
Tenant inducement amortization and other	1,724	1,937
Impairment of real estate assets	16,075	11,143
Gain on sale of real estate assets	(58,843)	(53,974)
Equity based compensation	12,994	13,855
(Gain) loss on extinguishment of debt, net	296	(554)
Changes in operating assets and liabilities:
Receivables, net	(24,346)	13,671
Deferred charges and prepaid expenses	(30,734)	(30,780)
Other assets	171	(642)
Accounts payable, accrued expenses and other liabilities	11,430	(15,027)
Net cash provided by operating activities	479,809	469,514

Investing activities:
Improvements to and investments in real estate assets	(245,540)	(255,423)
Acquisitions of real estate assets	(229,866)	(81,862)
Proceeds from sales of real estate assets	122,823	141,901
Purchase of marketable securities	(13,811)	(26,064)
Proceeds from sale of marketable securities	12,644	25,264
Net cash used in investing activities	(353,750)	(196,184)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(660,000)	(98,500)
Proceeds from borrowings under unsecured revolving credit facility	660,000	80,000
Proceeds from unsecured notes	798,720	796,152
Repayment of borrowings under unsecured notes	(632,312)	(367,449)
Deferred financing and debt extinguishment costs	(16,225)	(7,714)
Net proceeds from issuances of common shares	(241)	19,280
Distributions to common stockholders	(265,968)	(248,576)
Repurchases of common shares in conjunction with equity award plans	(12,219)	(12,980)
Net cash provided by (used in) financing activities	(128,245)	160,213

Net change in cash, cash equivalents and restricted cash	(2,186)	433,543
Cash, cash equivalents and restricted cash at beginning of period	378,692	18,904
Cash, cash equivalents and restricted cash at end of period	$376,506	$452,447

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$331,544	$451,326
Restricted cash	44,962	1,121
Cash, cash equivalents and restricted cash at end of period	$376,506	$452,447

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,214 and $2,887	$170,445	$151,862
Change in accrued capital expenditures	(14,315)	11,884
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2025	December 31, 2024
Assets
Real estate
Land	$1,835,928	$1,834,814
Buildings and improvements	9,824,404	9,574,243
	11,660,332	11,409,057
Accumulated depreciation and amortization	(3,560,508)	(3,410,179)
Real estate, net	8,099,824	7,998,878

Cash and cash equivalents	331,011	376,956
Restricted cash	44,962	1,076
Marketable securities	21,691	20,301
Receivables, net	306,179	281,947
Deferred charges and prepaid expenses, net	174,151	167,080
Real estate assets held for sale	7,408	4,189
Other assets	63,494	57,827
Total assets	$9,048,720	$8,908,254

Liabilities
Debt obligations, net	$5,493,420	$5,339,751
Accounts payable, accrued expenses and other liabilities	592,836	585,241
Total liabilities	6,086,256	5,924,992

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 315,227,002 and 314,619,008 units issued and 306,100,010 and 305,492,016 units outstanding	2,960,303	2,974,800
Accumulated other comprehensive income	1,895	8,218
Total partners' capital	2,962,198	2,983,018
Non-controlling interests	266	244
Total capital	2,962,464	2,983,262
Total liabilities and capital	$9,048,720	$8,908,254
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental income	$340,618	$319,989	$1,017,256	$955,065
Other revenues	225	693	591	1,547
Total revenues	340,843	320,682	1,017,847	956,612

Operating expenses
Operating costs	38,891	36,442	117,979	110,518
Real estate taxes	45,455	42,902	133,907	120,659
Depreciation and amortization	103,234	94,829	312,108	278,065
Impairment of real estate assets	16,075	5,863	16,075	11,143
General and administrative	26,772	30,250	84,038	88,430
Total operating expenses	230,427	210,286	664,107	608,815

Other income (expense)
Dividends and interest	1,191	5,289	4,087	15,798
Interest expense	(56,680)	(55,410)	(165,173)	(160,553)
Gain on sale of real estate assets	40,018	37,018	58,843	53,974
Gain (loss) on extinguishment of debt, net	—	273	(296)	554
Other	(703)	(726)	(2,076)	(1,700)
Total other expense	(16,174)	(13,556)	(104,615)	(91,927)

Net income	94,242	96,840	249,125	255,870
Net income attributable to non-controlling interests	(7)	—	(22)	—
Net income attributable to Brixmor Operating Partnership LP	$94,235	$96,840	$249,103	$255,870

Net income attributable to Brixmor Operating Partnership LP per common unit:
Basic	$0.31	$0.32	$0.81	$0.84
Diluted	$0.31	$0.32	$0.81	$0.84
Weighted average units:
Basic	307,193	302,676	307,132	302,518
Diluted	308,084	303,608	307,974	303,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$94,242	$96,840	$249,125	$255,870
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(164)	(13,484)	(6,479)	1,549
Change in unrealized gain (loss) on marketable securities	(25)	348	156	392
Total other comprehensive income (loss)	(189)	(13,136)	(6,323)	1,941
Comprehensive income	94,053	83,704	242,802	257,811
Comprehensive income attributable to non-controlling interests	(7)	—	(22)	—
Comprehensive income attributable to Brixmor Operating Partnership LP	$94,046	$83,704	$242,780	$257,811
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Beginning balance, January 1, 2024	$2,852,980	$(2,700)	$—	$2,850,280
Distributions to partners	(83,851)	—	—	(83,851)
Equity based compensation expense	3,781	—	—	3,781
Other comprehensive income	—	12,226	—	12,226
Repurchases of OP Units in conjunction with equity award plans	(12,962)	—	—	(12,962)
Net income	88,905	—	—	88,905
Ending balance, March 31, 2024	2,848,853	9,526	—	2,858,379
Distributions to partners	(82,719)	—	—	(82,719)
Equity based compensation expense	5,955	—	—	5,955
Other comprehensive income	—	2,851	—	2,851
Net income	70,125	—	—	70,125
Ending balance, June 30, 2024	2,842,214	12,377	—	2,854,591
Distributions to partners	(82,970)	—	—	(82,970)
Equity based compensation expense	5,375	—	—	5,375
Other comprehensive loss	—	(13,136)	—	(13,136)
Issuance of OP Units	19,235	—	—	19,235
Repurchases of OP Units in conjunction with equity award plans	(19)	—	—	(19)
Net income	96,840	—	—	96,840
Ending balance, September 30, 2024	$2,880,675	$(759)	$—	$2,879,916

Beginning balance, January 1, 2025	$2,974,800	$8,218	$244	$2,983,262
Distributions to partners	(88,916)	—	—	(88,916)
Equity based compensation expense	4,650	—	—	4,650
Other comprehensive loss	—	(4,143)	—	(4,143)
Repurchases of OP Units in conjunction with equity award plans	(11,645)	—	—	(11,645)
Net income	69,729	—	8	69,737
Ending balance, March 31, 2025	2,948,618	4,075	252	2,952,945
Distributions to partners	(88,589)	—	—	(88,589)
Equity based compensation expense	5,135	—	—	5,135
Other comprehensive loss	—	(1,991)	—	(1,991)
Repurchases of OP Units in conjunction with equity award plans	(566)	—	—	(566)
Net income	85,139	—	7	85,146
Ending balance, June 30, 2025	2,949,737	2,084	259	2,952,080
Distributions to partners	(88,030)	—	—	(88,030)
Equity based compensation expense	4,370	—	—	4,370
Other comprehensive loss	—	(189)	—	(189)
Repurchases of OP Units in conjunction with equity award plans	(9)	—	—	(9)
Net income	94,235	—	7	94,242
Ending balance, September 30, 2025	$2,960,303	$1,895	$266	$2,962,464
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$249,125	$255,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312,108	278,065
Accretion of debt premium and discount, net	(2,057)	(2,148)
Deferred financing cost amortization	5,472	5,369
Accretion of above- and below-market leases, net	(13,606)	(7,271)
Tenant inducement amortization and other	1,724	1,937
Impairment of real estate assets	16,075	11,143
Gain on sale of real estate assets	(58,843)	(53,974)
Equity based compensation	12,994	13,855
(Gain) loss on extinguishment of debt, net	296	(554)
Changes in operating assets and liabilities:
Receivables, net	(24,346)	13,671
Deferred charges and prepaid expenses	(30,734)	(30,780)
Other assets	171	(642)
Accounts payable, accrued expenses and other liabilities	11,430	(15,027)
Net cash provided by operating activities	479,809	469,514

Investing activities:
Improvements to and investments in real estate assets	(245,540)	(255,423)
Acquisitions of real estate assets	(229,866)	(81,862)
Proceeds from sales of real estate assets	122,823	141,901
Purchase of marketable securities	(13,811)	(26,064)
Proceeds from sale of marketable securities	12,644	25,264
Net cash provided by used in investing activities	(353,750)	(196,184)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(660,000)	(98,500)
Proceeds from borrowings under unsecured revolving credit facility	660,000	80,000
Proceeds from unsecured notes	798,720	796,152
Repayment of borrowings under unsecured notes	(632,312)	(367,449)
Deferred financing and debt extinguishment costs	(16,225)	(7,714)
Net proceeds from issuances of OP Units	(241)	19,280
Partner distributions and repurchases of OP Units	(278,060)	(262,216)
Net cash provided by (used in) financing activities	(128,118)	159,553

Net change in cash, cash equivalents and restricted cash	(2,059)	432,883
Cash, cash equivalents and restricted cash at beginning of period	378,032	18,904
Cash, cash equivalents and restricted cash at end of period	$375,973	$451,787

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$331,011	$450,666
Restricted cash	44,962	1,121
Cash, cash equivalents and restricted cash at end of period	$375,973	$451,787

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $3,214 and $2,887	$170,445	$151,862
Change in accrued capital expenditures	(14,315)	11,884
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of September 30, 2025, the Company’s portfolio was comprised of 354 shopping centers (the "Portfolio") totaling approximately 63 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2025 and December 31, 2024. Open tax years generally range from 2022 through 2024 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

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

2. Acquisition of Real Estate
During the nine months ended September 30, 2025, the Company acquired the following assets:

Description	Location	Month Acquired	GLA	Aggregate Purchase Price(1)
Land at Suffolk Plaza	East Setauket, NY	Jan-25	N/A	$3,144
Leases at Plaza at Buckland Hills	Manchester, CT	Jun-25	N/A	4,330
LaCenterra at Cinco Ranch	Katy, TX	Jul-25	409,264	222,392
			409,264	$229,866
(1)Aggregate purchase price includes $0.7 million of transaction costs, offset by $1.2 million of closing credits.

During the nine months ended September 30, 2024, the Company acquired the following assets, in separate transactions:

Description	Location	Month Acquired	GLA	Aggregate Purchase Price(1)
West Center	East Setauket, NY	Apr-24	42,594	$17,470
The Fresh Market Shoppes	Hilton Head Island, SC	Jul-24	86,398	23,848
Land at King's Market	Roswell, GA	Jul-24	N/A	2,337
Acton Plaza	Acton, MA	Aug-24	137,572	38,207
			266,564	$81,862
(1)Aggregate purchase price includes $0.7 million of transaction costs.

The aggregate purchase price of the assets acquired during the nine months ended September 30, 2025 and 2024, respectively, has been allocated as follows:

	Nine Months Ended September 30,
Assets	2025	2024
Land	$21,516	$23,451
Buildings	168,152	42,039
Building and tenant improvements	7,540	4,312
Above-market leases(1)	39	169
In-place leases(2)	45,945	18,009
Total assets acquired	$243,192	$87,980

Liabilities
Below-market leases(3)	$13,326	$6,118
Total liabilities	13,326	6,118
Net assets acquired	$229,866	$81,862

(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the nine months ended September 30, 2025 was 0.6 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the nine months ended September 30, 2025 was 5.6 years.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the nine months ended September 30, 2025 was 12.7 years.

3. Dispositions and Assets Held for Sale
During the three months ended September 30, 2025, the Company disposed of seven shopping centers for aggregate net proceeds of $79.1 million, resulting in aggregate gain of $40.0 million. During the nine months ended September 30, 2025, the Company disposed of ten shopping centers and four partial shopping centers for aggregate net proceeds of $122.8 million, resulting in aggregate gain of $58.8 million.

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

As of September 30, 2025, the Company had one property held for sale. As of December 31, 2024, the Company had two properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	September 30, 2025	December 31, 2024
Land	$2,460	$1,280
Buildings and improvements	13,792	4,520
Accumulated depreciation and amortization	(8,953)	(1,658)
Real estate, net	7,299	4,142
Other assets	109	47
Assets associated with real estate assets held for sale	$7,408	$4,189

There were no discontinued operations for the three and nine months ended September 30, 2025 and 2024 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	September 30, 2025	December 31, 2024
Land	$1,835,928	$1,834,814
Buildings and improvements:
Buildings and tenant improvements	9,299,438	9,047,831
Lease intangibles(1)	524,966	526,412
	11,660,332	11,409,057
Accumulated depreciation and amortization(2)	(3,560,508)	(3,410,179)
Total	$8,099,824	$7,998,878

(1)As of September 30, 2025 and December 31, 2024, Lease intangibles consisted of $484.6 million and $482.7 million, respectively, of in-place leases and $40.4 million and $43.8 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of September 30, 2025 and December 31, 2024, Accumulated depreciation and amortization included $427.3 million and $433.0 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of September 30, 2025 and December 31, 2024, the Company had intangible liabilities relating to below-market leases of $365.6 million and $366.5 million, respectively, and accumulated accretion of $246.2 million and $246.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended September 30, 2025 and 2024 was $5.6 million and $2.4 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the nine months ended September 30, 2025 and 2024 was $13.6 million and $7.3 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2025 and 2024 was $7.9 million and $3.6 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2025 and 2024 was $22.1 million and $10.0 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2025 (remaining three months)	$(3,154)	$6,963
2026	(11,345)	22,275
2027	(10,028)	16,410
2028	(9,041)	12,323
2029	(7,978)	8,218
2030	(7,429)	5,595

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

The Company recognized the following impairment during the three and nine months ended September 30, 2025:

Three and Nine Months Ended September 30, 2025
Property Name(1)	Location	GLA	Impairment Charge
Springdale	Mobile, AL	398,701	$16,075
		398,701	$16,075

(1)The Company recognized an impairment charge based upon changes in the anticipated hold period of this property and/or offers from third-party buyers in connection with the Company’s capital recycling program.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts, generally based on the Secured Overnight Financing Rate ("SOFR"), from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the nine months ended September 30, 2025, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2024, the Company did not enter into any new interest rate swap agreements, terminated three outstanding interest rate swap agreements, and four interest rate swap agreements expired at maturity. The Company has elected to present its interest rate derivatives on its unaudited Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2025 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month SOFR	3.5890%	$100,000	$—	$(392)
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	—	(302)
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	—	(100)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	—	(1,254)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	—	(1,254)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	—	(627)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	—	(627)
				$500,000	$—	$(4,556)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in unrealized gain (loss) on interest rate swaps	$580	$(11,161)	$(4,259)	$10,062
Accretion of interest rate swaps to interest expense	(744)	(2,323)	(2,220)	(8,513)
Change in unrealized gain (loss) on interest rate swaps, net	$(164)	$(13,484)	$(6,479)	$1,549

The Company estimates that $0.8 million will be reclassified from Accumulated other comprehensive income as an increase to Interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2025 and 2024.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2025 and December 31, 2024, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of September 30, 2025 and December 31, 2024, the Company had the following indebtedness outstanding:

	Carrying Value as of
	September 30, 2025	December 31, 2024	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$5,018,453	$4,850,765	2.25% – 7.97%	2026 – 2035
Net unamortized premium	10,941	14,279
Net unamortized debt issuance costs	(25,086)	(20,718)
Total notes payable, net	$5,004,308	$4,844,326

Unsecured Credit Facility
Revolving Facility	$—	$—	5.02%	2029
Term Loan Facility(3)(4)	500,000	500,000	5.13%	2030
Net unamortized debt issuance costs	(10,888)	(4,575)
Total Unsecured Credit Facility and term loans	$489,112	$495,425

Total debt obligations, net	$5,493,420	$5,339,751
(1)Stated interest rates as of September 30, 2025 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 4.20% as of September 30, 2025.
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

During the nine months ended September 30, 2025, the Operating Partnership repaid $632.3 million principal amount of the 3.850% Senior Notes due 2025 (the "2025 Notes"), representing all of the outstanding 2025 Notes. The Operating Partnership funded the 2025 Notes repayments with available cash, proceeds from the Revolving Facility, and dispositions.

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

On September 9, 2025, the Operating Partnership issued $400.0 million aggregate principal amount of Senior Notes due 2033 (the "2033 Notes") at 99.849% of par. The Operating Partnership used the net proceeds for general corporate purposes, including the repayment of indebtedness. The 2033 Notes bear interest at a rate of 4.850% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2026. The 2033 Notes will mature on February 15, 2033.

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2025.

Debt Maturities
As of September 30, 2025 and December 31, 2024, the Company had accrued interest of $54.6 million and $62.8 million outstanding, respectively. As of September 30, 2025, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2025 (remaining three months)	$—
2026	607,542
2027	400,000
2028	357,708
2029	753,203
2030	1,300,000
Thereafter	2,100,000
Total debt maturities	5,518,453
Net unamortized premium	10,941
Net unamortized debt issuance costs	(35,974)
Total debt obligations, net	$5,493,420

As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $600.7 million outstanding principal balance of Senior Notes due 2026. The Company currently believes it has sufficient cash and cash equivalents and liquidity to satisfy these scheduled debt maturities.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	September 30, 2025		December 31, 2024
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$5,004,308	$4,962,053	$4,844,326	$4,653,205
Unsecured Credit Facility	489,112	500,000	495,425	500,000
Total debt obligations, net	$5,493,420	$5,462,053	$5,339,751	$5,153,205

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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,691	$1,155	$20,536	$—

Liabilities:
Interest rate derivatives	$(4,556)	$—	$(4,556)	$—

	Fair Value Measurements as of December 31, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,301	$1,193	$19,108	$—
Interest rate derivatives	$1,974	$—	$1,974	—

Liabilities:
Interest rate derivatives	$(598)	$—	$(598)	$—
(1)As of September 30, 2025 and December 31, 2024, marketable securities included $0.2 million and less than $0.1 million of net unrealized gains, respectively. As of September 30, 2025, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the nine months ended September 30, 2025 and year ended December 31, 2024, excluding the properties sold prior to September 30, 2025 or December 31, 2024, respectively:

	Fair Value Measurements as of September 30, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$26,675	$—	$—	$26,675	$16,075

	Fair Value Measurements as of December 31, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(3)(4)(5)	$6,548	$—	$—	$6,548	$10,673

(1)Excludes properties disposed of prior to September 30, 2025.
(2)The carrying value of Springdale, which was remeasured to fair value based upon offers from third-party buyers during the nine months ended September 30, 2025, is $26.7 million.
(3)Excludes properties disposed of prior to December 31, 2024.
(4)The carrying value of Seacoast Shopping Center, which was remeasured to fair value based on an income approach valuation using the direct capitalization method during the year ended December 31, 2024, is $5.7 million. The capitalization rate of 8.00% utilized in the analysis was based upon unobservable inputs that the Company believes to be within a reasonable range of current market rates for the property.
(5)The carrying value of Southland Shopping Center - multi-tenant outparcel, which was remeasured to fair value based upon offers from third-party buyers during the year ended December 31, 2024, is $0.8 million.

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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $1.2 million and $1.3 million of income based on percentage rents for the three months ended September 30, 2025 and 2024, respectively. The Company recognized $8.0 million and $7.9 million of income based on percentage rents for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of September 30, 2025, the Company does not include any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Statements of Operations Information	2025	2024	2025	2024
Operating lease costs	$1,700	$928	$5,102	$928
Variable lease costs	50	66	188	318
Total lease costs	$1,750	$994	$5,290	$1,246

	Nine Months Ended September 30,
Supplemental Statements of Cash Flows Information	2025	2024
Operating cash outflows from operating leases	$4,697	$4,252
ROU assets obtained in exchange for operating lease liabilities	9,496	3,558
ROU asset reduction due to dispositions, held for sale, and lease modifications	—	(6,581)

Operating Lease Liabilities	As of September 30, 2025
Future minimum operating lease payments:
2025 (remaining three months)	$1,557
2026	5,854
2027	4,877
2028	4,950
2029	4,914
2030	4,400
Thereafter	100,820
Total future minimum operating lease payments	127,372
Less: imputed interest	(79,379)
Operating lease liabilities	$47,993

Supplemental Balance Sheets Information	As of September 30, 2025	As of December 31, 2024
Operating lease liabilities(1)(2)	$47,993	$41,467
ROU assets(1)(3)	44,906	38,784
(1)As of September 30, 2025 and December 31, 2024, the weighted average remaining lease term was 26.1 years and 28.7 years, respectively, and the weighted average discount rate was 6.35% and 6.28%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2025, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In November 2022, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on November 1, 2025, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. The Company expects to extend or renew the ATM Program on substantially similar terms prior to expiration. During the nine months ended September 30, 2025, the Company did not issue any shares of common stock under the ATM Program. During the nine months ended September 30, 2024, the Company issued 0.7 million shares of common stock under the ATM Program at an average price per share of $27.92 for total gross proceeds of $20.0 million, excluding commissions and fees. The Company incurred commissions and fees of $0.7 million in conjunction with the ATM Program for the nine months ended September 30, 2024. As of September 30, 2025, $283.4 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In November 2022, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on November 1, 2025, unless suspended or extended by the Company's board of directors. The Company expects to extend or renew the Repurchase Program on substantially similar terms prior to expiration. During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares of common stock. As of September 30, 2025, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the nine months ended September 30, 2025 and 2024, the Company withheld 0.4 million and 0.6 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended September 30, 2025 and 2024, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.2875 per share/unit and $0.2725 per share/unit, respectively. During the nine months ended September 30, 2025 and 2024, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.8625 per share/unit and $0.8175 per share/unit, respectively. As of September 30, 2025 and December 31, 2024, the Company had declared but unpaid common stock dividends and OP Unit distributions of $91.5 million and $91.8 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
During the year ended December 31, 2024, the Company completed the acquisition of 100% of the common equity in entities owning North Ridge Shopping Center and The Plaza at Buckland Hills. The acquired entities have $0.2 million of issued and outstanding redeemable preferred equity, which the Company did not acquire which is reflected in Non-controlling interests on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.6 million and 0.8 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Nine Months Ended September 30, 2025	Year Ended, December 31, 2024
Volatility	20.0% - 26.0%	23.0% - 28.0%
Weighted average risk-free interest rate	4.24% - 4.24%	4.03% - 4.92%
Weighted average common stock dividend yield	4.3% - 4.5%	4.4% - 4.7%

During the three months ended September 30, 2025 and 2024, the Company recognized $4.4 million and $5.4 million of equity compensation expense, respectively, of which $0.3 million and $0.3 million was capitalized, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized $14.2 million and $15.1 million of equity compensation expense, respectively, of which $1.2 million and $1.3 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2025, the Company had $16.9 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Computation of Basic Earnings Per Share:
Net income	$94,242	$96,840	$249,125	$255,870
Net income attributable to non-controlling interests	(7)	—	(22)	—
Non-forfeitable dividends on unvested restricted shares	(172)	(167)	(463)	(418)
Net income attributable to the Company’s common stockholders for basic earnings per share	$94,063	$96,673	$248,640	$255,452

Weighted average number shares outstanding – basic	307,193	302,676	307,132	302,518

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.31	$0.32	$0.81	$0.84

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$94,063	$96,673	$248,640	$255,452

Weighted average shares outstanding – basic	307,193	302,676	307,132	302,518
Effect of dilutive securities:
Equity awards	891	932	842	859
Weighted average shares outstanding – diluted	308,084	303,608	307,974	303,377

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.31	$0.32	$0.81	$0.84

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Computation of Basic Earnings Per Unit:
Net income	$94,242	$96,840	$249,125	$255,870
Net income attributable to non-controlling interests	(7)	—	(22)	—
Non-forfeitable dividends on unvested restricted units	(172)	(167)	(463)	(418)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$94,063	$96,673	$248,640	$255,452

Weighted average number common units outstanding – basic	307,193	302,676	307,132	302,518

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.31	$0.32	$0.81	$0.84

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$94,063	$96,673	$248,640	$255,452

Weighted average common units outstanding – basic	307,193	302,676	307,132	302,518
Effect of dilutive securities:
Equity awards	891	932	842	859
Weighted average common units outstanding – diluted	308,084	303,608	307,974	303,377

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.31	$0.32	$0.81	$0.84

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any material governmental fines resulting from environmental matters.

16. Segment Reporting
The Company operates and derives revenue from its Portfolio of community and neighborhood shopping centers. As of September 30, 2025, the properties in the Portfolio are located across 30 states throughout 100 metropolitan markets. The interim Chief Executive Officer serves as the Company's Chief Operating Decision Maker (the "CODM") and evaluates performance and resource allocation on a Portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the "Reporting Segment") for disclosure purposes in accordance with GAAP.

Net income attributable to Brixmor Property Group Inc., as presented on the Company's unaudited Condensed Consolidated Statements of Operations is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total assets, as presented on the Company's unaudited Condensed Consolidated Balance Sheets is used to measure the Reporting Segment's assets.

The following table presents revenues and significant segment expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$340,843	$320,682	$1,017,847	$956,612

Operating costs	(38,891)	(36,442)	(117,979)	(110,518)
Real estate taxes	(45,455)	(42,902)	(133,907)	(120,659)
Depreciation and amortization	(103,234)	(94,829)	(312,108)	(278,065)
Impairment of real estate assets	(16,075)	(5,863)	(16,075)	(11,143)
General and administrative(1)	(26,772)	(30,250)	(84,038)	(88,430)
Interest expense	(56,680)	(55,410)	(165,173)	(160,553)
Other segment items(2)	40,499	41,854	60,536	68,626

Segment net income	$94,235	$96,840	$249,103	$255,870

Reconciliation of Segment net income to Net income attributable to Brixmor Property Group Inc.
Adjustments	—	—	—	—
Net income attributable to Brixmor Property Group Inc.	$94,235	$96,840	$249,103	$255,870

(1)The following table presents General and administrative expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee compensation, net	$(20,838)	$(24,770)	$(64,898)	$(72,577)
Other general and administrative, net	(5,934)	(5,480)	(19,140)	(15,853)
Total general and administrative	$(26,772)	$(30,250)	$(84,038)	$(88,430)

(2)Other segment items for the Company include Dividends and interest, Gain on sale of real estate assets, Gain (loss) on extinguishment of debt, net, Other, and Net income attributable to non-controlling interests. See the Company's unaudited Condensed Consolidated Statements of Operations for additional information on these amounts.

17. Related Party Transactions
As of September 30, 2025 and December 31, 2024, there were no material receivables from or payables to related parties. During the three and nine months ended September 30, 2025 and 2024, the Company did not engage in any material related-party transactions.

18. Subsequent Events
In preparing the Company's unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2025 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2025 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of community and neighborhood shopping centers. As of September 30, 2025, our portfolio was comprised of 354 shopping centers (the "Portfolio") totaling approximately 63 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of September 30, 2025, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2024, and intends to satisfy such requirements for subsequent taxable years.

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

Leasing Highlights
As of September 30, 2025, billed and leased occupancy were 90.2% and 94.1%, respectively, as compared to 91.9% and 95.6%, respectively, as of September 30, 2024.

The following table summarizes our executed leasing activity for the three months ended September 30, 2025 and 2024 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Three Months Ended September 30, 2025
	Leases(1)	GLA	New ABR PSF(2)	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(3)
New, renewal and option leases	323	2,638,011	$18.83	$1.92	$1.66	12.8%
New and renewal leases	270	1,521,066	22.96	3.33	2.88	17.8%
New leases	97	613,286	25.85	6.56	7.12	30.5%
Renewal leases	173	907,780	21.00	1.15	0.02	14.0%
Option leases	53	1,116,945	13.21	—	—	4.7%

For the Three Months Ended September 30, 2024
	Leases(1)	GLA	New ABR PSF(2)	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(3)
New, renewal and option leases	316	2,073,869	$17.43	$3.05	$2.08	15.9%
New and renewal leases	263	1,123,202	22.98	5.64	3.84	21.8%
New leases	110	561,826	22.67	8.88	7.68	31.8%
Renewal leases	153	561,376	23.29	2.39	—	18.1%
Option leases	53	950,667	10.86	—	—	6.9%
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

The following table summarizes our executed leasing activity for the nine months ended September 30, 2025 and 2024 (dollars in thousands, except for PSF amounts):

For the Nine Months Ended September 30, 2025
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,116	7,350,727	$19.51	$2.65	$2.00	15.7%
New and renewal leases	939	4,525,014	23.09	4.31	3.24	21.0%
New leases	354	2,071,613	23.41	8.13	7.07	40.6%
Renewal leases	585	2,453,401	22.82	1.08	0.02	14.4%
Option leases	177	2,825,713	13.76	—	—	6.1%

For the Nine Months Ended September 30, 2024
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,050	7,044,014	$17.60	$3.41	$2.02	16.6%
New and renewal leases	885	3,880,223	22.29	6.20	3.66	23.1%
New leases	360	1,874,583	22.55	11.02	7.48	41.3%
Renewal leases	525	2,005,640	22.05	1.69	0.09	16.5%
Option leases	165	3,163,791	11.84	—	—	7.1%
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

Acquisition Activity
•During the nine months ended September 30, 2025, we acquired one shopping center, one land parcel, and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $229.9 million, including transaction costs and closing credits.

•During the nine months ended September 30, 2024, we acquired three shopping centers and one land parcel for an aggregate purchase price of $81.9 million, including transaction costs and closing credits.

Disposition Activity
•During the nine months ended September 30, 2025, we disposed of ten shopping centers and four partial shopping centers for aggregate net proceeds of $122.8 million, resulting in aggregate gain of $58.8 million.

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

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Revenues (in thousands)

	Three Months Ended September 30,
	2025	2024	$ Change
Revenues
Rental income	$340,618	$319,989	$20,629
Other revenues	225	693	(468)
Total revenues	$340,843	$320,682	$20,161

Rental income
The increase in rental income for the three months ended September 30, 2025 of $20.6 million, as compared to the corresponding period in 2024, was due to a $12.8 million increase for assets owned for the full period, in addition to a $7.8 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) a $4.3 million increase in base rent; (ii) a $2.5 million increase in ancillary and other rental income; (iii) a $2.2 million increase in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; (iv) a $1.8 million increase in rental income associated with revenues deemed uncollectible; (v) a $1.4 million increase in straight-line rental income, net; and (vi) a $1.3 million increase in expense reimbursements; partially offset by (vii) a $0.6 million decrease in lease termination fees; and (viii) a $0.1 million decrease in percentage rents. The $4.3 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 15.7% during the nine months ended September 30, 2025 and 16.5% during the year ended December 31, 2024.

Other revenues
The decrease in other revenues for the three months ended September 30, 2025 of $0.5 million, as compared to the corresponding period in 2024, was primarily due to a decrease in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2025	2024	$ Change
Operating expenses
Operating costs	$38,891	$36,442	$2,449
Real estate taxes	45,455	42,902	2,553
Depreciation and amortization	103,234	94,829	8,405
Impairment of real estate assets	16,075	5,863	10,212
General and administrative	26,772	30,250	(3,478)
Total operating expenses	$230,427	$210,286	$20,141

Operating costs
The increase in operating costs for the three months ended September 30, 2025 of $2.4 million, as compared to the corresponding period in 2024, was due to a $1.3 million increase due to net transaction activity in addition to a $1.1 million increase in operating costs for assets owned for the full period, primarily due to an increase in insurance and utilities.

Real estate taxes
The increase in real estate taxes for the three months ended September 30, 2025 of $2.6 million, as compared to the corresponding period in 2024, was due to a $1.3 million increase in real estate taxes for assets owned for the full period in addition to a $1.3 million increase due to net transaction activity. The $1.3 million increase for the assets owned for the full period is primarily due to an increase in current year assessments.
Depreciation and amortization
The increase in depreciation and amortization for the three months ended September 30, 2025 of $8.4 million, as compared to the corresponding period in 2024, was due to an $8.2 million increase due to net transaction activity in addition to a $0.2 million increase for assets owned for the full period, primarily due to an increase in capital expenditures, partially offset by a decrease in accelerated depreciation and amortization related to tenant move-outs.

Impairment of real estate assets
During the three months ended September 30, 2025, aggregate impairment of $16.1 million was recognized on one operating property. During the three months ended September 30, 2024, aggregate impairment of $5.9 million was recognized on one land parcel, as a result of disposition activity, and one operating property. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs of $3.5 million for the three months ended September 30, 2025, as compared to the corresponding period in 2024, was primarily due to a decrease in net compensation costs.

During the three months ended September 30, 2025 and 2024, construction compensation costs of $3.7 million and $4.5 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.3 million and $0.8 million, respectively, and leasing commission costs of $1.8 million and $2.0 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2025	2024	$ Change
Other income (expense)
Dividends and interest	$1,191	$5,289	$(4,098)
Interest expense	(56,680)	(55,410)	(1,270)
Gain on sale of real estate assets	40,018	37,018	3,000
Gain (loss) on extinguishment of debt, net	—	273	(273)
Other	(703)	(726)	23
Total other expense	$(16,174)	$(13,556)	$(2,618)

Dividends and interest
The decrease in dividends and interest for the three months ended September 30, 2025 of $4.1 million, as compared to the corresponding period in 2024, was primarily due to a decrease in interest income associated with lower average cash and cash equivalent balances and a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the three months ended September 30, 2025 of $1.3 million, as compared to the corresponding period in 2024, was primarily due to a higher weighted average interest rate, partially offset by lower weighted average debt obligations.

Gain on sale of real estate assets
During the three months ended September 30, 2025, seven shopping centers were disposed of, resulting in aggregate gain of $40.0 million. During the three months ended September 30, 2024, two shopping centers and three partial shopping centers were disposed of, resulting in aggregate gain of $37.0 million. In addition, during the three months ended September 30, 2024, we resolved contingencies related to previously disposed assets, resulting in a net loss of less than $0.1 million.

Gain (loss) on extinguishment of debt, net
During the three months ended September 30, 2024, we repurchased $37.7 million of the $670.0 million 3.85% Senior Notes due 2025 (the "2025 Notes") then outstanding, resulting in a $0.3 million gain on extinguishment of debt.

Other
Other expense remained generally consistent for the three months ended September 30, 2025, as compared to the corresponding period in 2024.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Revenues (in thousands)

	Nine Months Ended September 30,
	2025	2024	$ Change
Revenues
Rental income	$1,017,256	$955,065	$62,191
Other revenues	591	1,547	(956)
Total revenues	$1,017,847	$956,612	$61,235

Rental income
The increase in rental income for the nine months ended September 30, 2025 of $62.2 million, as compared to the corresponding period in 2024, was due to a $42.3 million increase for assets owned for the full period, in addition to a $19.9 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) an $18.7 million increase in base rent; (ii) a $12.7 million increase in expense reimbursements; (iii) a $6.1 million increase in ancillary and other rental income; (iv) a $2.8 million increase in straight-line rental income, net; (v) a $2.6 million increase in lease termination fees; and (vi) a $1.3 million increase in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; partially offset by (vii) a $1.8 million decrease in rental income associated with revenues deemed uncollectible; and (viii) a $0.1 million decrease in percentage rents. The $18.7 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 15.7% during the nine months ended September 30, 2025 and 16.5% during the year ended December 31, 2024.

Other revenues
The decrease in other revenues for the nine months ended September 30, 2025 of $1.0 million, as compared to the corresponding period in 2024, was primarily due to a decrease in tax increment financing income.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2025	2024	$ Change
Operating expenses
Operating costs	$117,979	$110,518	$7,461
Real estate taxes	133,907	120,659	13,248
Depreciation and amortization	312,108	278,065	34,043
Impairment of real estate assets	16,075	11,143	4,932
General and administrative	84,038	88,430	(4,392)
Total operating expenses	$664,107	$608,815	$55,292

Operating costs
The increase in operating costs for the nine months ended September 30, 2025 of $7.5 million, as compared to the corresponding period in 2024, was due to a $5.4 million increase in operating costs for assets owned for the full period, primarily due to an increase in repairs and maintenance, utilities and insurance, in addition to a $2.1 million increase due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the nine months ended September 30, 2025 of $13.2 million, as compared to the corresponding period in 2024, was due to a $10.4 million increase in real estate taxes for assets owned for the full period and a $2.8 million increase due to net transaction activity. The $10.4 million increase for the assets owned for the full period is primarily due to a decrease in favorable adjustments related to prior year assessments recognized in

2024 and an increase in current year assessments, partially offset by an increase in real estate tax refunds.
Depreciation and amortization
The increase in depreciation and amortization for the nine months ended September 30, 2025 of $34.0 million, as compared to the corresponding period in 2024, was due to a $22.5 million increase due to net transaction activity and an $11.5 million increase for assets owned for the full period. The $11.5 million increase for assets owned for the full period is primarily due to an increase in accelerated depreciation and amortization related to tenant move-outs and an increase in capital expenditures.

Impairment of real estate assets
During the nine months ended September 30, 2025, aggregate impairment of $16.1 million was recognized on one operating property. During the nine months ended September 30, 2024, aggregate impairment of $11.1 million was recognized on one partial shopping center and one land parcel, as a result of disposition activity, and two operating properties. Impairments recognized were due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs of $4.4 million for the nine months ended September 30, 2025, as compared to the corresponding period in 2024, was primarily due to a decrease in net compensation costs, partially offset by an increase in office rent expense.

During the nine months ended September 30, 2025 and 2024, construction compensation costs of $12.3 million and $14.4 million, respectively, were capitalized to building and improvements and leasing legal costs of $1.2 million and $2.5 million, respectively, and leasing commission costs of $5.8 million and $6.0 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2025	2024	$ Change
Other income (expense)
Dividends and interest	$4,087	$15,798	$(11,711)
Interest expense	(165,173)	(160,553)	(4,620)
Gain on sale of real estate assets	58,843	53,974	4,869
Gain (loss) on extinguishment of debt, net	(296)	554	(850)
Other	(2,076)	(1,700)	(376)
Total other expense	$(104,615)	$(91,927)	$(12,688)

Dividends and interest
The decrease in dividends and interest for the nine months ended September 30, 2025 of $11.7 million, as compared to the corresponding period in 2024, was primarily due to a decrease in interest income associated with lower average cash and cash equivalent balances and a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the nine months ended September 30, 2025 of $4.6 million, as compared to the corresponding period in 2024, was primarily due to a higher weighted average interest rate, partially offset by lower weighted average debt obligations.

Gain on sale of real estate assets
During the nine months ended September 30, 2025, ten shopping centers and four partial shopping centers were disposed of, resulting in aggregate gain of $58.8 million. During the nine months ended September 30, 2024, five shopping centers, three partial shopping centers, and one land parcel were disposed of, resulting in aggregate gain of $52.1 million. In addition, during the nine months ended September 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $1.9 million.

Gain (loss) on extinguishment of debt, net
During the nine months ended September 30, 2025, we amended and restated our unsecured credit facility agreements (the "Unsecured Credit Facility"), resulting in a $0.3 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the nine months ended September 30, 2024, we repurchased $67.7 million of the $700.0 million 2025 Notes then outstanding, resulting in a $0.6 million gain on extinguishment of debt.

Other
The increase in other expense for the nine months ended September 30, 2025 of $0.4 million, as compared to the corresponding period in 2024, was primarily due to an increase in anticipated environmental remediation costs.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our Unsecured Credit Facility is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). As of September 30, 2025, we had $1.63 billion of available liquidity, including $1.25 billion available under our Revolving Facility and $376.5 million of cash, cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended September 30, 2026 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of September 30, 2025 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended September 30, 2026	Thereafter
Debt maturities (1)	$600.7	$4,917.8
Interest payments (1)(2)	233.2	1,013.0
Operating leases	6.1	121.3
Total	$840.0	$6,052.1

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of September 30, 2025. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024 for a further discussion of these and other factors that could impact interest payments.

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
In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the third and fourth quarters of 2025:

	Third Quarter 2025	Fourth Quarter 2025
Dividend declared per common share	$0.2875	$0.3075
Dividend declaration date	July 23, 2025	October 22, 2025
Dividend record date	October 2, 2025	January 5, 2026
Dividend payable date	October 15, 2025	January 15, 2026

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash provided by operating activities	$479,809	$469,514	$10,295
Net cash used in investing activities	(353,750)	(196,184)	(157,566)
Net cash provided by (used in) financing activities	(128,245)	160,213	(288,458)

Net change in cash, cash equivalents and restricted cash	(2,186)	433,543	(435,729)
Cash, cash equivalents and restricted cash at beginning of period	378,692	18,904	359,788
Cash, cash equivalents and restricted cash at end of period	$376,506	$452,447	$(75,941)

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash provided by operating activities	$479,809	$469,514	$10,295
Net cash used in investing activities	(353,750)	(196,184)	(157,566)
Net cash provided by (used in) financing activities	(128,118)	159,553	(287,671)

Net change in cash, cash equivalents and restricted cash	(2,059)	432,883	(434,942)
Cash, cash equivalents and restricted cash at beginning of period	378,032	18,904	359,128
Cash, cash equivalents and restricted cash at end of period	$375,973	$451,787	$(75,814)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the nine months ended September 30, 2025, our net cash provided by operating activities increased $10.3 million as compared to the corresponding period in 2024. The increase was primarily due to (i) an increase in same property net operating income; (ii) an increase in cash from net working capital; (iii) an increase in net operating income due to net transaction activity and other non-same property net operating income; (iv) an increase in lease termination fees; (v) a decrease in cash outflows for general and administrative expense; partially offset by (vi) an increase in cash outflows for interest expense; and (vii) a decrease in cash inflows for dividends and interest income.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the nine months ended September 30, 2025, our net cash used in investing activities increased $157.6 million as compared to the corresponding period in 2024. The increase was primarily due to (i) an increase of $148.0 million in acquisitions of real estate assets; (ii) a decrease of $19.1 million in net proceeds from sales of real estate assets; and (iii) a decrease of $0.4 million in sales of marketable securities, net of purchases; partially offset by (iii) a decrease of $9.9 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2025 and 2024, we expended $245.5 million and $255.4 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $5.4 million and $4.5 million, respectively, which were received during the nine months ended September 30, 2025 and 2024.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers and enhancing the overall merchandise mix and tenant quality of our Portfolio. As of September 30, 2025, we had 35 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $375.3 million, of which $210.9 million had been incurred as of September 30, 2025. In addition, we have identified a pipeline of future redevelopment projects, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire individual shopping centers or portfolios of shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the nine months ended September 30, 2025, we acquired one shopping center, one land parcel, and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $229.9 million, including transaction costs and closing credits. During the nine months ended September 30, 2024, we acquired three shopping centers and one land parcel for an aggregate purchase price of $81.9 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the nine months ended September 30, 2025, we disposed of ten shopping centers and four partial shopping centers for aggregate net proceeds of $122.8 million. During the nine months ended September 30, 2024, we disposed of five shopping centers, four partial shopping centers, and two land parcels for aggregate net proceeds of $140.0 million. In addition, during the nine months ended September 30, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the nine months ended September 30, 2025, our net cash provided by (used in) financing activities decreased $288.5 million as compared to the corresponding period in 2024. The decrease was primarily due to (i) a $243.8 million increase in debt repayments, net of borrowings; (ii) a $19.5 million decrease in issuances of common stock; (iii) a $17.4 million increase in distributions to our common stockholders; and (iv) an $8.5 million increase in deferred financing costs; partially offset by (v) a $0.7 million decrease in repurchases of common stock.

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

Our reconciliation of net income (calculated in accordance with GAAP) to Nareit FFO for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Brixmor Property Group Inc.	$94,235	$96,840	$249,103	$255,870
Depreciation and amortization related to real estate	101,995	93,495	308,534	273,386
Gain on sale of real estate assets	(40,018)	(37,018)	(58,843)	(53,974)
Impairment of real estate assets	16,075	5,863	16,075	11,143
Nareit FFO	$172,287	$159,180	$514,869	$486,425
Nareit FFO per diluted share	$0.56	$0.52	$1.67	$1.60
Weighted average diluted shares outstanding	308,084	303,608	307,974	303,377

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

Comparison of the Three and Nine Months Ended September 30, 2025 to the Three and Nine Months Ended September 30, 2024

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Number of properties	341	341	—	339	339	—
Percent billed	90.4%	91.9%	(1.5%)	90.3%	91.9%	(1.6%)
Percent leased	94.4%	95.8%	(1.4%)	94.4%	95.7%	(1.3%)

Revenues
Rental income	$307,097	$295,427	$11,670	$920,897	$880,398	$40,499
Other revenues	225	693	(468)	591	1,541	(950)
	307,322	296,120	11,202	921,488	881,939	39,549
Operating expenses
Operating costs	(35,638)	(34,745)	(893)	(110,238)	(105,042)	(5,196)
Real estate taxes	(42,556)	(41,057)	(1,499)	(126,331)	(115,399)	(10,932)
	(78,194)	(75,802)	(2,392)	(236,569)	(220,441)	(16,128)
Same property NOI	$229,128	$220,318	$8,810	$684,919	$661,498	$23,421

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Brixmor Property Group Inc.	$94,235	$96,840	$249,103	$255,870
Adjustments:
Non-same property NOI	(11,945)	(9,977)	(36,479)	(32,464)
Lease termination fees	(600)	(1,201)	(6,063)	(2,550)
Straight-line rental income, net	(9,858)	(8,133)	(27,120)	(23,669)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(5,124)	(1,701)	(11,813)	(5,235)
Straight-line ground rent expense, net	158	(8)	433	(19)
Depreciation and amortization	103,234	94,829	312,108	278,065
Impairment of real estate assets	16,075	5,863	16,075	11,143
General and administrative	26,772	30,250	84,038	88,430
Total other expense	16,174	13,556	104,615	91,927
Net income attributable to non-controlling interests	7	—	22	—
Same property NOI	$229,128	$220,318	$684,919	$661,498

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

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, Brian T. Finnegan (who currently serves as President and Chief Operating Officer and interim Chief Executive Officer), and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer), concluded that BPG’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, Brian T. Finnegan (who currently serves as President and Chief Operating Officer and interim Chief Executive Officer) and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer) concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2025, the Company did not repurchase any shares of its common stock. As of September 30, 2025, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Fifteenth Supplemental Indenture, dated September 9, 2025, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	9/9/2025	4.2
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: October 27, 2025	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date: October 27, 2025	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2025	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: October 27, 2025	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date: October 27, 2025	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: October 27, 2025	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)