Form 10-K
period 2025-12-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2026-02-09
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Brixmor Property Group Inc. $7,910,967,832 Brixmor Operating Partnership LP N/A
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of February 2, 2026, Brixmor Property Group Inc. had 306,589,758 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Brixmor Property Group Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on April 22, 2026 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2025 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of December 31, 2025, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international military conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, general economic contractions, ongoing levels of inflation and interest rates, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, privacy, data security, intellectual property rights, and taxes; and (10) risks related to cybersecurity incidents or other disruptions to information technology ("IT") systems used by us, our tenants, or our vendors, which could compromise data or impair business operations. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.

iii

PART I

Item 1. Business
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of December 31, 2025, our portfolio was comprised of 348 shopping centers (the "Portfolio") totaling approximately 63 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas ("CBSAs") in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2025, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc. In the opinion of our management, no material part of our business is dependent upon a single tenant, the loss of which would have a material adverse effect on us, and no single tenant or shopping center accounted for 5% or more of our consolidated revenues during 2025.

As of December 31, 2025, BPG beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership. The number of OP Units in the Operating Partnership beneficially owned by BPG is equivalent to the number of outstanding shares of BPG’s common stock, and the entitlement of all OP Units to quarterly distributions and payments in liquidation is substantially the same as those of BPG’s common stockholders. BPG’s common stock is publicly traded on the New York Stock Exchange ("NYSE") under the ticker symbol "BRX."

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

Our Shopping Centers
The following table provides summary information regarding our Portfolio as of December 31, 2025:

Number of Shopping Centers	348
GLA (square feet)(1)	62.7 million
Percent Billed(2)	91.6%
Percent Leased(3)	95.1%
ABR Per Square Foot ("PSF")(4)	$18.77
New Lease Volume (square feet)(5)	3.0 million
New and Renewal Lease Volume (square feet)(5)	6.0 million
New, Renewal and Option Lease Volume (square feet)(5)	9.5 million
New Rent Spread(5)(6)	38.7%
New and Renewal Rent Spread(5)(6)	21.7%
New, Renewal and Option Rent Spread(5)(6)	16.4%
Percent of ABR Derived from Grocery-Anchored Shopping Centers	81%
Percent of ABR in Top 50 U.S. CBSAs	72%
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
(5)    During the year ended December 31, 2025.
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

Driving Internal Growth. Our primary drivers of internal growth include (i) embedded contractual rent escalations, (ii) below-market rents that may be reset to market as leases expire, (iii) occupancy growth, and (iv) prudent expense management, including proactively navigating inflationary pressure. Ongoing strong new leasing productivity, with a key focus on thoughtful merchandising and our rigorous underwriting processes, have also enabled us to consistently improve the credit of our tenancy and the vibrancy and relevancy of our Portfolio to retailers and consumers. During 2025, we executed 512 new leases representing approximately 3.0 million square feet and 1,453 total leases, including new leases, renewals, and options, representing approximately 9.5 million square feet.

We believe that rents across our Portfolio are below market, which provides us with a key competitive advantage in attracting and retaining tenants. During 2025, we achieved rent spreads on new leases of 38.7% and blended rent spreads on new and renewal leases of 21.7% excluding options or 16.4% including options. Looking forward, the weighted average expiring ABR PSF of anchor lease expirations through 2028, assuming no remaining renewal options are exercised, is $11.37 compared to a weighted average ABR PSF of $17.84 for new anchor leases signed during 2025.

Our high-quality, nationally diversified Portfolio of community and neighborhood shopping centers continues to benefit from robust, broad-based leasing demand for physical locations. We believe there is opportunity for occupancy gains in our Portfolio, particularly for spaces less than 10,000 square feet, as such spaces will continue to benefit from our value-enhancing reinvestment initiatives. As of December 31, 2025, leased occupancy was 92.2% for spaces less than 10,000 square feet, while our total leased occupancy was 95.1%. The spread between our total leased occupancy and our total billed occupancy was 350 basis points and our total signed but not yet commenced lease population, which includes 90 basis points of GLA related to space that will be vacated by existing tenants in the near term, represented 2.7 million square feet and $62.3 million of ABR, providing strong visibility on our future growth.

Pursuing value-enhancing reinvestment opportunities. We believe that we have significant opportunities to realize attractive risk-adjusted returns by investing capital in the repositioning and/or redevelopment of certain assets in our Portfolio. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers. During 2025, we stabilized 27 anchor space repositioning, outparcel development, and redevelopment projects, with a weighted average incremental net operating income ("NOI") yield of 10% and an aggregate cost of $183.3 million. As of December 31, 2025, we had 33 projects in process with an expected weighted average incremental NOI yield of 10% and an aggregate anticipated cost of $336.4 million. In addition, we have identified a pipeline of future reinvestment projects, which we expect to execute over the next several years at NOI yields that are generally consistent with those that we have recently realized.

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

During 2025, we acquired $420.6 million of assets, including transaction costs and closing credits, and generated aggregate net proceeds of $289.2 million from property dispositions. Acquisitions were funded through a combination of net proceeds from property dispositions and available cash. Proceeds from dispositions were used primarily to fund acquisitions and our value-enhancing reinvestment opportunities and other corporate purposes.

Maintaining a Flexible Capital Structure Positioned for Growth. We believe our capital structure provides us with the financial and operational flexibility and capacity to fund our current capital needs, as well as future growth opportunities. We have access to multiple forms of capital, including secured property level debt, potential joint ventures, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies.

During 2025, we amended and restated our unsecured credit facility (the "Unsecured Credit Facility"), which is comprised of a $1.25 billion revolving credit facility (the "Revolving Facility") and a $500.0 million term loan (the "Term Loan Facility"). The Unsecured Credit Facility amendment extended the maturities of the Revolving Facility and Term Loan Facility to April 2029 and April 2030, respectively, while also improving pricing and adding the ability to obtain more favorable pricing in certain circumstances when our leverage ratio meets defined targets. We also renewed our $400.0 million share repurchase program and our $400.0 million at-the-market equity offering program, which together with well-staggered scheduled debt maturities, provide us with maximum flexibility to capitalize on a wide range of potential capital markets environments and support the long-term execution of our balanced business plan.

During 2025, we issued $400.0 million aggregate principal amount of 5.200% Senior Notes due 2032 and $400.0 million aggregate principal amount of 4.850% Senior Notes due 2033. We have used or intend to use the net proceeds for general corporate purposes, including the repayment of indebtedness. In addition, we repaid $632.3 million principal amount of our outstanding 3.850% Senior Notes due 2025 (the "2025 Notes"), representing all of the outstanding 2025 Notes. We funded the 2025 Notes repayment with available cash, proceeds from the Revolving Credit Facility, and net proceeds from dispositions. As of December 31, 2025, we had $1.61 billion of available liquidity, including $1.25 billion under our Revolving Facility and $361.5 million of cash and cash equivalents and restricted cash. We have $607.5 million of debt maturities in 2026.

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

•Environmental Responsibility: We continue to make meaningful progress towards achieving our long-term sustainability goals, and we also execute our reinvestment projects with a focus on resource efficiency and resiliency. Integrating sustainable practices and initiatives into our business operations has reduced utility-related operational expenses and added ancillary income to our properties.

•Human Capital: As of December 31, 2025, we had 464 employees, including 462 full-time employees. Our talented and dedicated employees are the foundation of our success. Together, we strive to promote a culture that is supportive and inclusive and that provides opportunities for both personal and professional growth. We empower our employees to think and act like owners in order to create value for all stakeholders. We believe this approach enables us to attract and retain talented professionals while fostering collaborative, skilled, and motivated teams. The pillars of our human capital strategy are:

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

•Culture: We believe our performance is enhanced by an inclusive environment that reflects the diversity of the communities we serve. We believe a culture based on inclusion is critical to our ability to attract and retain talented employees and to deliver on our strategic goals and objectives.

In our 2024 Corporate Responsibility report, we provide comprehensive disclosure regarding our sustainability goals and initiatives. For more information on our CR strategy, goals, performance, and achievements, and to view our 2024 Corporate Responsibility report, please visit our CR page at https://www.brixmor.com/corporate-responsibility. Information on our website, including our 2024 Corporate Responsibility report, is not incorporated by reference herein and is not a part of this Annual Report on Form 10-K.

Tenants
Our Portfolio is thoughtfully merchandised with non-discretionary and value-oriented retailers, as well as consumer-oriented service providers, and is home to a broad mix of national and regional tenants and local entrepreneurs, including many vibrant new retailers added over the past several years, and approximately 81% of our ABR is derived from properties anchored by a grocer.

See Item 2. "Properties" for further information on our 20 largest tenants.

Compliance with Government Regulations
We are subject to federal, state, and local regulations, including environmental regulations that apply generally to the ownership of, and the operations conducted on, real property. As of December 31, 2025, we are not aware of any environmental conditions or material costs of complying with environmental or other government regulations that would have a material adverse effect on our overall business, financial condition, or results of operations. However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with government regulations that could be material. See "Environmental conditions that exist at some of the properties in our Portfolio could result in significant unexpected costs" and "Compliance with the Americans with Disabilities Act, fire, safety, environmental, and other regulations may require us to make expenditures that would adversely affect our financial condition, operating results, and cash flows" in Item 1A. "Risk Factors" for further information regarding our risks related to government regulations.

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

REIT Qualification
We have been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws commencing with our taxable year ended December 31, 2011, have maintained such requirements through our taxable year ended December 31, 2025, and intend to satisfy such requirements for subsequent taxable years. As a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and value of our assets, the amounts we distribute to our stockholders, and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forgo otherwise attractive opportunities or limit the manner in which we conduct our operations. See "Risks Related to our REIT Status and Certain Other Tax Items" in Item 1A. "Risk Factors" for further information.

Executive Officers
As of the date of filing this Form 10-K, our executive officers included the following:

Name	Position	Year Joined(1)	Age
Brian T. Finnegan	Chief Executive Officer ("CEO") and President	2004	45
Steven T. Gallagher	Executive Vice President, Chief Financial Officer ("CFO") and Treasurer	2017	44
Mark T. Horgan	Executive Vice President, Chief Investment Officer	2016	50
Steven F. Siegel	Executive Vice President, General Counsel and Secretary	1991	65
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
Although recent inflationary pressures have begun to abate, certain price levels have remained high and inflation may increase in the future, and such increases could lead to the Federal Reserve increasing interest rates. Increases in interest rates could result in higher operating and incremental borrowing costs for us and our tenants. Although the terms of our leases, the duration of our indebtedness, and our relatively low exposure to floating rate debt have historically mitigated the direct impact of inflation and interest rate increases, the degree and pace of these changes have had and may continue to have impacts on our business, including as a result of increased financing costs when we refinance our indebtedness, and a potential economic recession, which may lead to higher levels of unemployment and decreases in consumer confidence and/or discretionary spending.

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.
International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods and tariffs or other trade restrictions could increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants could be adversely impacted. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber, and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

We may be required to make rent or other concessions and/or incur significant capital expenditures to retain existing tenants or attract new tenants.
There are numerous shopping venues, including regional malls, outlet malls, other shopping centers, and e-commerce, which compete with our Portfolio in attracting and retaining retailers. As of December 31, 2025, leases are scheduled to expire in our Portfolio on a total of approximately 8.1% of leased GLA during 2026. We may not be able to renew or promptly re-lease expiring space and even if we do renew or re-lease such space, future rental rates may be lower than current rates and other terms may not be as favorable. In addition, we may be required to incur significant capital expenditures in order to retain existing tenants or attract new tenants. In these situations, our financial condition, operating results, and cash flows could be adversely impacted.

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

Our real estate investments are relatively illiquid, and we may not be able to dispose of assets in a timely manner, on favorable terms, or at all.
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
As of December 31, 2025, we had approximately $5.5 billion aggregate principal amount of indebtedness outstanding. Our indebtedness could have important consequences to us. For example, it could (1) require us to dedicate a substantial portion of our cash flow to principal and interest payments, reducing the cash flow available to fund our business, pay dividends, including those necessary to maintain our REIT qualification, or use for other purposes; (2) increase our vulnerability to an economic downturn or various competitive pressures, as debt payments are not reduced if the economic performance of any property, or the Portfolio as a whole, deteriorates; and (3) limit our flexibility to respond to changing business and economic conditions. We are also subject to risks related to refinancing our indebtedness, including the risk that interest rates on new indebtedness will be significantly higher than the indebtedness being refinanced. In addition, non-compliance with the terms of our debt agreements could result in the acceleration of a significant amount of indebtedness and could materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing on favorable terms or at all. Any of these outcomes could adversely affect our financial condition, operating results, and cash flows.

We may be unable to obtain additional capital through the debt and equity markets on favorable terms or at all.
As a REIT, we must annually distribute at least 90% of our REIT taxable income to our stockholders. As a result, we depend on internally generated free cash flow, proceeds from asset sales, and capital raises in the debt and equity markets to fund our business. Our access to external capital depends upon several factors, including general market conditions, our current and potential future earnings, the market’s perception of our growth potential, our liquidity and leverage ratios, and our cash distributions. In recent years, interest rates have fluctuated significantly. Interest rate increases negatively affect our ability to efficiently refinance our outstanding debt. Consequently, we cannot provide assurance that we will be able to access the debt and equity capital markets on favorable terms or at all. Our inability to obtain debt or equity capital could result in the disruption of our ability to: (1) operate, maintain or reinvest in our Portfolio; (2) repay or refinance our indebtedness on or before maturity; (3) acquire new properties; or (4) dispose of some of our assets on favorable terms due to an immediate need for capital. As a result, our financial condition, operating results, and cash flows could be adversely impacted.

Our variable rate indebtedness subjects us to interest rate risk, and an increase in our debt service obligations may adversely affect our financial condition, operating results, and cash flows.
Since 2022, interest rates have been significantly higher than in recent years. As of December 31, 2025, $500.0 million of borrowings under our Term Loan Facility bear interest at variable rates. In addition, we had $1.25 billion of available liquidity under our Revolving Facility which would bear interest at variable rates upon borrowing. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same, and our net income and cash flows correspondingly decrease. If, in the future, we are not able to effectively mitigate these interest rate risks by utilizing interest rate swaps, that we have historically employed, our access to capital, as well as our financial condition, operating results, and cash flows could be adversely impacted.

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
All of the properties in our Portfolio are required to comply with the Americans with Disabilities Act ("ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements may necessitate the removal of access barriers and non-compliance could result in the imposition of fines by the U.S. government, awards of damages to private litigants, or both. We regularly assess our Portfolio to determine our compliance with the current requirements of the ADA. We are required to comply with the ADA within the common areas of our Portfolio and we may not be able to pass on to our tenants the costs necessary to remediate any common area ADA issues, which could adversely affect our financial condition, operating results, and cash flows. In addition, we are required to operate the properties in compliance with fire, safety, and environmental regulations, building codes, and other regulations, as they may be adopted by governmental bodies and become applicable to our Portfolio. As a result, we may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop properties subject to, those requirements. Further, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require us to make additional capital expenditures. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. These requirements could increase the costs of maintaining or improving the properties in our Portfolio and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent, which could adversely affect our financial condition, operating results, and cash flows.

The direct and indirect impact on us and our tenants from severe weather events, including flooding, wildfires, and hurricanes, could adversely affect our financial condition, operating results, and cash flows.
Our properties have been and may in the future be adversely impacted by flooding, wildfires, high winds, and other effects of severe weather conditions that may be caused or exacerbated by climate change. These events have resulted in and may in the future result in property closures, property damage, and delays in value-enhancing reinvestment stabilizations, and may adversely impact the operations of our tenants. Even if these events do not directly impact our properties, they have impacted and may continue to impact us and our tenants through increases in insurance, energy, or other costs. In addition, changes in laws or regulations, including federal, state, or local laws, relating to reductions in greenhouse gas emissions could result in increased costs and capital expenditures.

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

We and our tenants face risks relating to cybersecurity incidents that could cause the loss of confidential information or other business disruptions.
We rely extensively on IT systems, including systems through vendors and third parties, to operate and manage our business and process transactions, and as a result, our business is at risk from, and may be impacted by, cybersecurity incidents. These incidents or interruptions could include attempts to gain unauthorized access to our data and/or IT systems, computer viruses, cyberattacks (including ransomware, malware, unauthorized access attempts, and denial of service and other unintentional intrusions or malicious cyber-attacks), social engineering (including phishing), or other fraudulent schemes. Such activities may be undertaken by individuals or may be highly organized attempts by very sophisticated organizations.

We employ a variety of measures to prevent, detect, and mitigate these threats; however, there is no guarantee that such efforts will be successful in preventing or mitigating a cybersecurity incident. Further, new technologies such as AI may be more capable of evading these safeguard measures. We employ measures designed to detect such cybersecurity threats, but these threats could become more sophisticated and difficult to detect and counteract, which may present significant risks to the security of our IT systems and data. A cybersecurity incident could compromise the confidential information, including the personally identifiable information, of our employees, tenants, and vendors, disrupt the proper functioning of our networks and IT systems, result in misstated financial reports or covenants under various financing agreements, and/or missed reporting deadlines, prevent us from properly monitoring our REIT qualification, result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space, or require significant management attention and resources to remedy any damages that result. Cybersecurity incidents could also damage our reputation and result in significant remediation costs, regulatory scrutiny or investigations, and potential litigation.

Similarly, our tenants rely extensively on IT systems to process transactions and manage their businesses and thus are also at risk from, and may be impacted by, cybersecurity incidents, which could impact their ability to pay rent timely or at all. Cybersecurity incidents experienced by us or one of our tenants that results in an interruption in business operations and/or a deterioration in reputation could adversely affect our financial condition, operating results, and cash flows. We continue to face ongoing and increasing cybersecurity risks which may materially affect us in the future and there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. Increased regulation and enforcement activity of data collection, use, and retention practices, including self-regulation and industry standards, changes in or new laws and regulations, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business, or otherwise harm our business.

Although we maintain insurance that is designed to cover cybersecurity incidents, our coverage may not sufficiently cover all types of losses or claims that may arise or be subject to exclusions. Furthermore, as cybersecurity incidents increase in frequency and magnitude, we may be unable to obtain insurance in amounts and on terms we view as adequate.

The use of, or inability to use, artificial intelligence by us, our tenants, and/or our vendors presents risks that may adversely impact our business and operating results, the business and operating results of our tenants, or demand for properties in our Portfolio.
We may use artificial intelligence ("AI"), including generative or agentic AI, and/or machine learning tools in our operations. Our use of AI tools will subject us to risks, including inaccurate or otherwise flawed results that are not easily detectable, misappropriation of intellectual property which may expose us to legal liability, and confidentiality, data privacy, and cybersecurity risks. Although we implement measures designed to help mitigate these risks, such measures may not always be successful.

Our vendors may use AI tools in their products or services without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our vendors' ability to uphold an appropriate level of service, security, or data privacy. If we, our vendors, or other third parties with which we conduct business experience an actual or perceived cybersecurity incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information, and incur harm to our reputation and the public perception of the effectiveness of our cybersecurity measures.

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

In addition, the REIT provisions of the Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets, other than foreclosure property, which constitute inventory or other property held for sale to customers in the ordinary course of business. Although BPG does not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with BPG’s characterization of its properties or that BPG will be able to make use of the otherwise available safe harbors. The resulting 100% tax could affect BPG’s decisions to sell certain properties if it believes such sales could be treated as prohibited transactions. However, BPG would not be subject to this tax if it were to sell such assets through a taxable REIT subsidiary, instead incurring tax on the asset sale at regular corporate tax rates.

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

Management and Board Oversight
We have dedicated cybersecurity resources, including our incident response team ("IRT"), led by our Chief Information Officer ("CIO"), who regularly provides reports on cybersecurity to our executive officers, including the CEO and CFO. Our IRT members, which are subject to change from time to time, have a diverse range of education and expertise significant experience in fields such as IT, change and incident management, public company governance, accounting, financial controls, risk management, communications, human capital, and legal matters.

We have developed a cybersecurity incident response plan ("CSIRP") for cybersecurity incidents that may jeopardize the confidentiality, integrity, or availability of our IT systems. Our CSIRP guides the internal response to cybersecurity incidents, following a process consistent with well-recognized industry cybersecurity frameworks. Pursuant to the CSIRP and its escalation protocols, we engage the IRT, which includes designated personnel responsible for: (1) analyzing the severity of the incident and associated threat; (2) notifying management of the threat; (3) containing the threat; (4) eradicating the threat; (5) restoring data and access to systems; (6) working with management to determine the reporting and disclosure obligations associated with the incident; and (7) performing post-incident analysis and improvements. The IRT is led by an incident response coordinator, which in the event of a cybersecurity incident would generally be the CIO, and includes members of our IT resources, risk management, legal, communications, finance, and accounting teams, in addition to other personnel depending on the particular facts and circumstances of the cybersecurity incident.

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

Preparation and Prevention
We utilize a variety of tools, processes, software, and hardware that are managed and monitored by our IT resources including third-party vendors, as applicable, to prevent and prepare for cybersecurity threats. We conduct regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident, and we implement business continuity, contingency, and recovery plans to mitigate the impact of an incident. As part of these efforts, we engage a third party to conduct periodic penetration testing and an external review of our vulnerabilities. To support our preparedness, we perform tabletop exercises at least once a year to test our CSIRP.

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

Detection and Analysis
Cybersecurity incidents may be detected through a variety of means and indicators, which may include, but are not limited to, alerts from customers, employees, vendors, service providers, other third parties, and/or automated event-detection notifications. Once a potential cybersecurity incident is identified, including a third-party cybersecurity event, the IRT follow the procedures pursuant to the CSIRP to investigate the potential incident.

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

Post-Incident Activity
After recovery, the IRT conducts a post-incident analysis for significant cybersecurity incidents to identify potential enhancements to the cybersecurity program that can mitigate the risk and/or severity of future incidents. The results of these reviews are shared with management and the Audit Committee as appropriate.

Cybersecurity Risks
As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the prior three fiscal years. However, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. See "We and our tenants face risks relating to cybersecurity attacks that could cause the loss of confidential information or other business disruptions" in Item 1A. "Risk Factors" for further information relating to cybersecurity risks.

Item 2. Properties
As of December 31, 2025, our Portfolio was comprised of 348 shopping centers totaling approximately 63 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 CBSAs in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2025, our three largest tenants by ABR were The TJX Companies, Inc., The Kroger Co., and Burlington Stores, Inc.

The following table summarizes our top 20 tenants, ranked by ABR, as of December 31, 2025 (dollars in thousands, except for PSF amounts):

Retailer	Owned Leases(1)	Leased GLA(1)	Percent of GLA(1)	ABR(1)	Percent of ABR(1)	ABR PSF(1)
The TJX Companies, Inc.	90	2,564,676	4.1%	$33,673	3.2%	$13.13
The Kroger Co.	44	3,000,900	4.8%	24,006	2.3%	8.00
Burlington Stores, Inc.	46	1,725,367	2.8%	21,564	2.1%	12.50
Publix Super Markets, Inc.	34	1,587,457	2.5%	16,748	1.6%	10.55
Ross Stores, Inc	50	1,246,499	2.0%	16,422	1.6%	13.17
Dollar Tree Stores, Inc.	108	1,253,821	2.0%	15,868	1.5%	12.66
Five Below, Inc.	66	631,887	1.0%	12,962	1.2%	20.51
Amazon.com, Inc. / Whole Foods Market Services, Inc.	19	658,464	1.1%	12,371	1.2%	18.79
L.A Fitness International, LLC	13	528,162	0.8%	10,566	1.0%	20.01
Ulta Beauty, Inc.	39	423,324	0.7%	10,509	1.0%	24.82
PetSmart, Inc.	28	609,077	1.0%	10,462	1.0%	17.18
Albertson's Companies, Inc	14	749,018	1.2%	9,875	0.9%	13.18
PETCO Animal Supplies, Inc.	34	477,934	0.8%	8,605	0.8%	18.00
Ahold Delhaize	13	736,178	1.2%	8,492	0.8%	11.54
Kohl's Corporation	13	963,606	1.5%	7,405	0.7%	7.68
The Michaels Companies, Inc.	24	544,061	0.9%	7,298	0.7%	13.41
Barnes & Noble, Inc.	18	352,382	0.6%	6,115	0.6%	17.35
Sprouts Farmers Market, Inc.	9	245,212	0.4%	6,076	0.6%	24.78
Best Buy Co., Inc.	12	434,051	0.7%	5,979	0.6%	13.77
DICK's Sporting Goods, Inc.	17	369,005	0.6%	5,912	0.6%	16.02
TOP 20 RETAILERS	691	19,101,081	30.7%	$250,908	24.0%	$13.14
(1)     Includes only locations which are owned or guaranteed by the parent company. Excludes all franchise locations.

The following table summarizes the geographic diversity of our Portfolio by state, ranked by ABR, as of December 31, 2025 (dollars in thousands, expect for PSF amounts):

	State	Number of Properties	GLA	Percent Billed	Percent Leased	ABR	ABR PSF	Percent of Number of Properties	Percent of GLA	Percent of ABR
1	Florida	48	8,471,338	92.6%	95.8%	$147,063	$18.66	13.8%	13.5%	14.0%
2	Texas	45	7,401,326	89.7%	95.1%	134,740	19.86	12.9%	11.8%	12.8%
3	California	29	5,659,663	92.6%	96.0%	130,175	25.73	8.4%	9.0%	12.4%
4	New York	27	3,442,455	88.4%	94.3%	75,798	23.96	7.8%	5.4%	7.3%
5	Pennsylvania	22	4,211,974	95.2%	98.1%	74,637	22.21	6.3%	6.7%	7.2%
6	Illinois	15	3,824,753	88.3%	91.9%	56,984	16.66	4.3%	6.1%	5.4%
7	New Jersey	16	2,789,796	91.6%	93.8%	48,117	19.54	4.6%	4.5%	4.6%
8	Georgia	22	3,158,384	94.3%	96.3%	45,385	15.51	6.3%	5.0%	4.3%
9	North Carolina	13	3,136,050	94.0%	96.0%	44,818	15.58	3.7%	5.0%	4.3%
10	Michigan	14	2,738,511	93.4%	96.3%	40,174	16.01	4.0%	4.4%	3.8%
11	Ohio	13	2,489,723	87.6%	90.8%	32,023	17.00	3.7%	4.0%	3.0%
12	Colorado	8	1,752,123	87.9%	95.3%	27,578	17.65	2.3%	2.8%	2.6%
13	Connecticut	10	1,789,531	87.5%	91.7%	27,007	16.89	2.9%	2.9%	2.6%
14	Massachusetts	11	1,657,165	94.8%	96.0%	25,379	17.76	3.2%	2.6%	2.4%
15	Tennessee	6	1,539,895	94.8%	96.8%	23,028	15.83	1.7%	2.5%	2.2%
16	South Carolina	8	1,213,375	92.9%	97.7%	19,852	16.97	2.3%	1.9%	1.9%
17	Kentucky	6	1,543,082	96.2%	99.1%	19,663	14.33	1.7%	2.5%	1.9%
18	Minnesota	9	1,269,747	93.0%	94.8%	18,880	17.06	2.6%	2.0%	1.8%
19	Indiana	4	985,327	92.3%	94.0%	12,447	13.62	1.1%	1.6%	1.2%
20	Virginia	5	746,349	91.7%	93.2%	10,282	16.19	1.4%	1.2%	1.0%
21	New Hampshire	4	581,130	86.1%	91.9%	9,713	19.16	1.1%	0.9%	0.9%
22	Wisconsin	3	520,769	93.6%	94.0%	6,473	13.24	0.9%	0.8%	0.6%
23	Maryland	2	371,977	78.3%	83.5%	5,633	18.35	0.6%	0.6%	0.5%
24	Missouri	3	423,933	87.9%	88.6%	4,291	11.53	0.9%	0.7%	0.4%
25	Arizona	1	165,350	100.0%	100.0%	2,408	14.56	0.3%	0.3%	0.2%
26	Maine	1	287,459	83.9%	100.0%	2,362	19.84	0.3%	0.5%	0.2%
27	Vermont	1	223,314	93.5%	93.5%	2,088	10.00	0.3%	0.4%	0.2%
28	Kansas	1	214,898	93.4%	94.4%	2,076	16.97	0.3%	0.3%	0.2%
29	West Virginia	1	75,344	100.0%	100.0%	884	11.73	0.3%	0.1%	0.1%
TOTAL		348	62,684,741	91.6%	95.1%	$1,049,958	$18.77	100.0%	100.0%	100.0%

The following table summarizes certain information for our Portfolio by unit size, as of December 31, 2025 (dollars in thousands, expect for PSF amounts):

	Number of Units	GLA	Percent of GLA	Percent Billed	Percent Leased	ABR	Percent of ABR	ABR PSF
≥ 35,000 SF	374	21,310,677	34.0%	95.7%	97.6%	$217,205	20.7%	$11.98
20,000 – 34,999 SF	476	12,389,437	19.8%	90.8%	96.1%	156,909	14.9%	13.28
10,000 – 19,999 SF	623	8,526,181	13.6%	90.9%	94.7%	135,944	13.0%	17.27
5,000 – 9,999 SF	1,087	7,502,918	12.0%	87.8%	92.6%	156,904	14.9%	23.64
< 5,000 SF	5,992	12,955,528	20.6%	88.4%	91.9%	382,996	36.5%	33.35
TOTAL	8,552	62,684,741	100.0%	91.6%	95.1%	$1,049,958	100.0%	$18.77

TOTAL ≥ 10,000 SF	1,473	42,226,295	67.4%	93.3%	96.6%	$510,058	48.6%	$13.49
TOTAL < 10,000 SF	7,079	20,458,446	32.6%	88.2%	92.2%	539,900	51.4%	29.79

The following table summarizes lease expirations for leases in place within our Portfolio for each of the next 10 calendar years and thereafter, assuming no exercise of renewal options and including the GLA of lessee-owned leasehold improvements, as of December 31, 2025:

	Number of Leases	Leased GLA	% of Leased GLA	% of In-Place ABR	In-Place ABR PSF	ABR PSF at Expiration
M-M	176	685,497	1.1%	1.0%	$15.28	$15.28
2026	851	4,830,714	8.1%	6.9%	14.97	14.99
2027	1,098	8,005,429	13.4%	12.5%	16.36	16.53
2028	1,096	6,909,399	11.6%	12.0%	18.21	18.66
2029	970	7,964,526	13.4%	12.6%	16.62	17.16
2030	934	7,767,334	13.0%	12.4%	16.75	17.42
2031	593	5,356,681	9.0%	8.2%	16.13	17.78
2032	400	2,998,006	5.0%	5.3%	18.52	20.58
2033	435	3,006,235	5.0%	5.7%	19.85	22.50
2034	434	3,604,255	6.0%	6.3%	18.32	20.94
2035	409	3,246,949	5.5%	6.6%	21.52	25.00
2036+	515	5,252,858	8.9%	10.5%	21.01	25.48

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

Insurance
We maintain commercial liability, fire, extended coverage, earthquake, business interruption, and rental loss insurance covering all of the properties in our Portfolio. We select coverage specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage, industry practice, and the nature of the shopping centers in our Portfolio. In addition, tenants are generally required to indemnify and hold us harmless from liabilities resulting from injury to persons or damage to personal or real property on the premises due to activities conducted by tenants or their agents at the properties (including without limitation any environmental contamination), and to obtain liability and property damage insurance policies at the tenant’s expense, kept in full force during the term of the lease. In the opinion of our management, all of the properties in our Portfolio are currently adequately insured. We do not carry insurance for generally uninsured losses, such as losses from war. See "Risk Factors – Risks Related to Our Portfolio and Our Business – An uninsured property loss or a loss that exceeds the limits of our insurance policies could result in a loss of our investment or related revenue in those properties."

Additionally, we have a wholly owned captive insurance company, Brixmor Incap, LLC ("Incap"). Incap underwrites the first layer of general liability insurance for the properties in our Portfolio. We formed Incap as part of our overall risk management program to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. Incap is capitalized in accordance with the applicable regulatory requirements.

Item 3. Legal Proceedings
The information contained under the heading "Legal Matters" in Note 15 – Commitments and Contingencies to our Consolidated Financial Statements in this report is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
BPG’s common stock trades on the New York Stock Exchange under the trading symbol "BRX." As of February 2, 2026, the number of holders of record of BPG’s common stock was 463. This figure does not represent the actual number of beneficial owners of BPG’s common stock because shares of BPG’s common stock are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes will be taxable to stockholders as ordinary dividend income or capital gain income. Distributions in excess of taxable earnings and profits generally will be treated as non-taxable return of capital. Non-taxable return of capital distributions, to the extent that they do not exceed the stockholder’s adjusted tax basis in its common shares, have the effect of deferring taxation until the sale of the stockholder’s common shares. To the extent that distributions are both in excess of taxable earnings and profits and in excess of the stockholder’s adjusted tax basis in its common shares, the distributions will be treated as capital gains from the sale of common shares. For the taxable year ended December 31, 2025, 97.5% of the Company’s distributions to stockholders constituted taxable ordinary income and 2.5% constituted taxable capital gain income. For the taxable year ended December 31, 2024, 100.0% of the Company’s distributions to stockholders constituted taxable ordinary income.

BPG’s Total Stockholder Return Performance
The following performance chart compares, for the period from December 31, 2020 through December 31, 2025, the cumulative total return of BPG’s common stock with the cumulative total return of the S&P 500 Index and the FTSE Nareit Equity Shopping Centers Index. All stockholder return performance assumes the reinvestment of dividends. The information in this paragraph and the following performance chart are deemed to be furnished, not filed.
Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the year ended December 31, 2025.

Issuer Purchases of Equity Securities
On October 28, 2025, we renewed our share repurchase program (the "Repurchase Program") for up to $400.0 million of our common stock. The Repurchase Program is scheduled to expire on October 28, 2028, unless suspended or extended by our board of directors. The Repurchase Program replaced our prior share repurchase program, which was scheduled to expire on November 1, 2025. During the three months and year ended December 31, 2025, we did not repurchase any shares of common stock. As of December 31, 2025, the Repurchase Program had $400.0 million of available repurchase capacity.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of December 31, 2025, our portfolio was comprised of 348 shopping centers (the "Portfolio") totaling approximately 63 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of December 31, 2025, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2025, and intends to satisfy such requirements for subsequent taxable years.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of three regional offices in Atlanta, Philadelphia and San Diego, as well as our 10 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefiting from the regional and local expertise of our leasing and operations teams.

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

Leasing Highlights
As of December 31, 2025, billed and leased occupancy were 91.6% and 95.1%, respectively, compared to 91.4% and 95.2%, respectively, as of December 31, 2024.

The following table summarizes our executed leasing activity for the years ended December 31, 2025 and 2024 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Year Ended December 31, 2025
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,453	9,530,702	$19.66	$3.13	$2.31	16.4%
New and renewal leases	1,232	5,978,373	23.17	5.00	3.68	21.7%
New leases	512	3,005,321	23.32	8.73	7.29	38.7%
Renewal leases	720	2,973,052	23.01	1.22	0.04	14.7%
Option leases	221	3,552,329	13.77	—	—	6.3%

For the Year Ended December 31, 2024
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,416	9,575,662	$17.57	$3.12	$2.07	16.5%
New and renewal leases	1,198	5,405,588	21.88	5.53	3.67	22.5%
New leases	497	2,703,535	21.86	9.55	7.26	38.8%
Renewal leases	701	2,702,053	21.90	1.50	0.07	15.7%
Option leases	218	4,170,074	11.99	—	—	7.2%
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

Acquisition Activity
•During the year ended December 31, 2025, we acquired three shopping centers, two land parcels, and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $420.6 million, including transaction costs and closing credits.

•During the year ended December 31, 2024, we acquired seven shopping centers and two land parcels for an aggregate purchase price of $293.8 million, including transaction costs and closing credits.

Disposition Activity
•During the year ended December 31, 2025, we disposed of 18 shopping centers, five partial shopping centers, and one land parcel for aggregate net proceeds of $289.2 million, resulting in aggregate gain of $123.3 million and aggregate impairment of $18.8 million.

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

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Revenues (in thousands)

	Year Ended December 31,
	2025	2024	$ Change
Revenues
Rental income	$1,369,465	$1,283,421	$86,044
Other revenues	2,132	1,633	499
Total revenues	$1,371,597	$1,285,054	$86,543

Rental income
The increase in rental income for the year ended December 31, 2025 of $86.0 million, compared to the corresponding period in 2024, was due to a $60.2 million increase for assets owned for the full period, in addition to a $25.8 million increase due to net transaction activity. The increase for assets owned for the full period was due to (i) a $26.9 million increase in base rent; (ii) a $15.7 million increase in expense reimbursements; (iii) a $10.4 million increase in lease termination fees; (iv) a $9.1 million increase in ancillary and other rental income; and (v) a $1.2 million increase in straight-line rental income, net; partially offset by (vi) a $2.4 million decrease in rental income associated with revenues deemed uncollectible; (vii) a $0.6 million decrease in percentage rents; and (viii) a $0.1 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The $26.9 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 16.4% during the year ended December 31, 2025 and 16.5% during the year ended December 31, 2024.

Other revenues
The increase in other revenues for the year ended December 31, 2025 of $0.5 million, compared to the corresponding period in 2024, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Year Ended December 31,
	2025	2024	$ Change
Operating expenses
Operating costs	$162,285	$152,825	$9,460
Real estate taxes	178,231	164,291	13,940
Depreciation and amortization	414,930	381,396	33,534
Impairment of real estate assets	20,461	11,143	9,318
General and administrative	112,669	116,363	(3,694)
Total operating expenses	$888,576	$826,018	$62,558

Operating costs
The increase in operating costs for the year ended December 31, 2025 of $9.5 million, compared to the corresponding period in 2024, was due to a $5.9 million increase in operating costs for assets owned for the full period, primarily due to an increase in repairs and maintenance, utilities, and insurance, in addition to a $3.6 million increase due to net transaction activity.

Real estate taxes
The increase in real estate taxes for the year ended December 31, 2025 of $13.9 million, compared to the corresponding period in 2024, was due to a $10.4 million increase in real estate taxes for assets owned for the full period and a $3.5 million increase due to net transaction activity. The $10.4 million increase for assets owned for the full period is primarily due to a decrease in favorable adjustments related to prior year assessments recognized in 2024 and an increase in current year assessments, partially offset by an increase in real estate tax refunds.

Depreciation and amortization
The increase in depreciation and amortization for the year ended December 31, 2025 of $33.5 million, compared to the corresponding period in 2024, was due to a $25.2 million increase due to net transaction activity, in addition to an $8.3 million increase for assets owned for the full period. The $8.3 million increase for assets owned for the full period is primarily due to an increase in capital expenditures and an increase in accelerated depreciation and amortization related to tenant move-outs.

Impairment of real estate assets
During the year ended December 31, 2025, aggregate impairment of $20.5 million was recognized on one shopping center as a result of disposition activity, and one operating property. During the year ended December 31, 2024, aggregate impairment of $11.1 million was recognized on one partial shopping center and one land parcel as a result of disposition activity, and two operating properties.

General and administrative
The decrease in general and administrative costs of $3.7 million for the year ended December 31, 2025, compared to the corresponding period in 2024, was primarily due to a decrease in net compensation costs, partially offset by an increase in office rent expense.

During the years ended December 31, 2025 and 2024, construction compensation costs of $16.3 million and $18.9 million, respectively, were capitalized to building and improvements and leasing legal costs of $2.2 million and $3.2 million, respectively, and leasing commission costs of $7.5 million and $7.6 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Year Ended December 31,
	2025	2024	$ Change
Other income (expense)
Dividends and interest	$7,736	$20,776	$(13,040)
Interest expense	(224,689)	(215,994)	(8,695)
Gain on sale of real estate assets	123,339	78,064	45,275
Gain (loss) on extinguishment of debt, net	(296)	554	(850)
Other	(2,856)	(3,160)	304
Total other expense	$(96,766)	$(119,760)	$22,994

Dividends and interest
The decrease in dividends and interest for the year ended December 31, 2025 of $13.0 million, compared to the corresponding period in 2024, was primarily due to a decrease in interest income associated with lower average cash and cash equivalent balances and a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the year ended December 31, 2025 of $8.7 million, compared to the corresponding period in 2024, was primarily due to a higher weighted average interest rate, partially offset by lower weighted average debt obligations.

Gain on sale of real estate assets
During the year ended December 31, 2025, 17 shopping centers, five partial shopping centers, and one land parcel were disposed of resulting in aggregate gain of $123.3 million. During the year ended December 31, 2024, six shopping centers, five partial shopping centers, and one land parcel were disposed of resulting in aggregate gain of $76.2 million. In addition, during the year ended December 31, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies relating to previously disposed assets, resulting in aggregate gain of $1.9 million.

Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2025, we amended and restated our unsecured credit facility agreements (the "Unsecured Credit Facility"), resulting in a $0.3 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs. During the year ended December 31, 2024, we repurchased $67.7 million of the $700.0 million 2025 Notes then outstanding, resulting in a $0.6 million gain on extinguishment of debt.

Other
The decrease in other expense for the year ended December 31, 2025 of $0.3 million, as compared to the corresponding period in 2024, was primarily due to a decrease in transaction expenses, net.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 10, 2025, for a discussion of the comparison of the year ended December 31, 2024 to the year ended December 31, 2023.

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
•acquisitions; and

•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. As of December 31, 2025, we had $1.61 billion of available liquidity, including $1.25 billion available under our Revolving Facility and $361.5 million of cash and cash equivalents and restricted cash. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended December 31, 2026 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of December 31, 2025 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended December 31, 2026	Thereafter
Debt maturities (1)	$607.5	$4,910.9
Interest payments (1)(2)	219.3	971.6
Operating leases	6.0	120.1
Total	$832.8	$6,002.6
(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of December 31, 2025. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for a further discussion of these and other factors that could impact interest payments.

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

The following table summarizes our dividend activity for the fourth quarter of 2025 and the first quarter of 2026:

	Fourth Quarter 2025	First Quarter 2026
Dividend declared per common share	$0.3075	$0.3075
Dividend declaration date	October 22, 2025	February 4, 2026
Dividend record date	January 5, 2026	April 2, 2026
Dividend payable date	January 15, 2026	April 15, 2026

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Year Ended December 31,
	2025	2024	$ Change
Net cash provided by operating activities	$652,010	$624,687	$27,323
Net cash used in investing activities	(452,232)	(437,021)	(15,211)
Net cash provided by (used in) financing activities	(216,940)	172,122	(389,062)

Net change in cash, cash equivalents and restricted cash	(17,162)	359,788	(376,950)
Cash, cash equivalents and restricted cash at beginning of period	378,692	18,904	359,788
Cash, cash equivalents and restricted cash at end of period	$361,530	$378,692	$(17,162)

Brixmor Operating Partnership LP

	Year Ended December 31,
	2025	2024	$ Change
Net cash provided by operating activities	$652,010	$624,687	$27,323
Net cash used in investing activities	(452,232)	(437,021)	(15,211)
Net cash provided by (used in) financing activities	(216,814)	171,462	(388,276)

Net change in cash, cash equivalents and restricted cash	(17,036)	359,128	(376,164)
Cash, cash equivalents and restricted cash at beginning of period	378,032	18,904	359,128
Cash, cash equivalents and restricted cash at end of period	$360,996	$378,032	$(17,036)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the year ended December 31, 2025, our net cash provided by operating activities increased $27.3 million, compared to the corresponding period in 2024. The increase was primarily due to (i) an increase in same property net operating income; (ii) an increase in cash from net working capital; (iii) an increase in lease termination fees; (iv) an increase in net operating income due to net transaction activity and other non-same property net operating income; and (v) a decrease in cash outflows for general and administrative expense; partially offset by (vi) an increase in cash outflows for interest expense; and (vii) a decrease in cash inflows for dividends and interest income.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the year ended December 31, 2025, our net cash used in investing activities increased $15.2 million, compared to the corresponding period in 2024. The increase was primarily due to (i) an increase of $126.8 million in acquisitions of real estate assets; and (ii) a decrease of $0.7 million in sales of marketable securities, net of purchases; partially offset by (iii) an increase of $79.0 million in net proceeds from sales of real estate assets; and (iii) a decrease of $33.3 million in improvements to and investments in real estate assets.

Improvements to and investments in real estate assets
During the years ended December 31, 2025 and 2024, we expended $320.1 million and $353.4 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $7.7 million and $4.8 million, respectively, which were received during the year ended December 31, 2025 and 2024.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers. As of December 31, 2025, we had 33 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $336.4 million, of which $153.0 million had been incurred as of December 31, 2025. In addition, we have identified a pipeline of future redevelopment projects, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities and we may acquire individual shopping centers or portfolios of shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the year ended December 31, 2025, we acquired three shopping centers, two land parcels, and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $420.6 million, including transaction costs and closing credits. During the year ended December 31, 2024, we acquired seven shopping centers and two land parcels for an aggregate purchase price of $293.8 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the year ended December 31, 2025, we disposed of 18 shopping centers, five partial shopping centers, and one land parcel for aggregate net proceeds of $289.2 million. During the year ended December 31, 2024, we disposed of six shopping centers, six partial shopping centers, and two land parcels for aggregate net proceeds of $208.2 million. In addition, during the year ended December 31, 2024, we received aggregate net proceeds of $1.9 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets.

Financing Activities
Net cash provided by (used in) financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the year ended December 31, 2025, our net cash provided by (used in) financing activities decreased $389.1 million, compared to the corresponding period in 2024. The decrease was primarily due to (i) a $243.8 million increase in debt repayments, net of borrowings; (ii) a $115.1 million decrease in issuances of common stock; (iii) a $23.0 million increase in distributions to our common stockholders; (iv) an $8.6 million increase in deferred financing costs; (v) a $0.2 million decrease in contributions from non-controlling interests; and (vi) a $0.1 million increase in distributions to non-controlling interests; partially offset by (vii) a $1.7 million decrease in repurchases of common stock.

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

Our reconciliation of net income (calculated in accordance with GAAP) to Nareit FFO for the years ended December 31, 2025 and 2024 is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Net income attributable to Brixmor Property Group Inc.	$386,228	$339,274
Depreciation and amortization related to real estate	409,947	375,511
Gain on sale of real estate assets	(123,339)	(78,064)
Impairment of real estate assets	20,461	11,143
Nareit FFO	$693,297	$647,864
Nareit FFO per diluted share	$2.25	$2.13
Weighted average diluted shares outstanding	307,866	304,038

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

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	Change
Number of properties	332	332	—
Percent billed	91.7%	91.5%	0.2%
Percent leased	95.3%	95.6%	(0.3%)

Revenues
Rental income	$1,223,301	$1,169,804	$53,497
Other revenues	2,132	1,626	506
	1,225,433	1,171,430	54,003
Operating expenses
Operating costs	(149,004)	(142,965)	(6,039)
Real estate taxes	(166,157)	(154,932)	(11,225)
	(315,161)	(297,897)	(17,264)
Same property NOI	$910,272	$873,533	$36,739

The following table provides a reconciliation of net income (calculated in accordance with GAAP) to same property NOI for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net income attributable to Brixmor Property Group Inc.	$386,228	$339,274
Adjustments:
Non-same property NOI	(58,007)	(51,436)
Lease termination fees	(15,389)	(3,608)
Straight-line rental income, net	(33,444)	(30,867)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(14,560)	(8,562)
Straight-line ground rent expense	591	68
Depreciation and amortization	414,930	381,396
Impairment of real estate assets	20,461	11,143
General and administrative	112,669	116,363
Total other expense	96,766	119,760
Net income attributable to non-controlling interests	27	2
Same property NOI	$910,272	$873,533

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

Inflation
We continue to monitor the impacts of inflation and tariffs on our operating and financial performance. With respect to our shopping centers, our long-term leases generally contain provisions designed to mitigate the adverse impact of inflation, including contractual rent escalations and requirements for tenants to pay a portion of property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of our properties, thereby reducing our exposure to increases in property operating expenses resulting from inflation. However, we have exposure to increases in certain non-reimbursable property operating expenses, including expenses incurred on vacant units. In addition, tariffs may contribute to rising construction and redevelopment costs and tariffs on imported goods may impact many of our tenants, particularly those who rely on international supply chains, by increasing their cost of goods sold or delaying inventory deliveries. If tenants are unable to pass these increased costs on to customers, it could adversely affect their financial performance and ability to meet lease obligations. We believe that many of our existing rental rates are below current market rates for comparable space and that upon renewal or re-leasing, such rates may be increased to be consistent with, or closer to, current market rates, which may also offset certain non-reimbursed inflationary and trade-related expense pressures. With respect to our outstanding indebtedness, we periodically evaluate our exposure to interest rate fluctuations and have entered, and may continue to, enter into interest rate protection agreements that mitigate, but do not eliminate, the impact of changes in interest rates on our variable rate loans. With respect to general and administrative costs, we continually seek opportunities to offset inflationary cost pressures through routine evaluations of our spending levels and through ongoing efforts to utilize technology to enhance our operational efficiency.

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

As of December 31, 2025, we had $500.0 million outstanding variable-rate indebtedness which bears interest at a rate equal to the Secured Overnight Financing Rate ("SOFR") plus credit spreads ranging from 77.5 basis points to 85 basis points. We have entered into interest rate swap agreements on $500.0 million of our variable-rate indebtedness, which involve the exchange of variable for fixed rate interest payments, effectively converting the base rate on the indebtedness from variable to fixed. Taking into account our current $500.0 million of interest rate swap agreements, a 100 basis point increase or decrease in interest rates our variable-rate debt would not increase or decrease earnings and cash flows.

The table below presents the maturity profile, weighted average interest rates and fair value of total debt as of December 31, 2025. The table has limited predictive value as average interest rates for variable-rate debt included in the table represent rates that existed as of December 31, 2025 and are subject to change. Furthermore, the table below incorporates only those exposures that existed as of December 31, 2025 and does not consider exposures or positions that may have arisen or expired after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, our hedging strategies at that time, and actual interest rates.

(dollars in thousands)
Unsecured Debt	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate	$607,542	$400,000	$357,708	$753,203	$800,000	$2,100,000	$5,018,453	$4,986,781
Weighted average interest rate(1)	4.20%	4.23%	4.41%	4.49%	4.65%	4.65%

Variable rate	$—	$—	$—	$—	$500,000	$—	$500,000	$500,000
Weighted average interest rate(1)(2)(3)	4.73%	4.73%	4.73%	4.73%	—%	—%
(1)    Weighted average interest rates for all years presented include the impact of our interest rate swap agreements in place as of December 31, 2025 and are calculated based on the total debt balances as of the end of each year, assuming the repayment of debt on its scheduled maturity date.
(2)    The interest rates on our variable rate Unsecured Credit Facility are based on credit rating grids. The credit rating grids and all-in-rates on outstanding variable rate debt as of December 31, 2025 are as follows:

				Credit Spread Grid
	As of December 31, 2025			SOFR Rate Loans	Base Rate Loans
Variable Rate Debt	SOFR Rate	Credit Spread	All-in-Rate	Credit Spread	Credit Spread
Revolving Facility(1)(2)	3.87%	0.78%	4.65%	0.73% – 1.40%	0.00% – 0.40%
Term Loan Facility(2)	3.87%	0.85%	4.72%	0.80% – 1.60%	0.00% – 0.60%
(1)    Our Revolving Facility is further subject to a facility fee ranging from 0.13% to 0.30%, which is excluded from the all-in-rate presented above.
(2)    The Company's Revolving Facility and Term Loan Facility include incentives based on the achievement of certain leverage ratio metric targets, which can reduce the applicable credit spread by up to 7.5 basis points and 10 basis points, respectively. As of December 31, 2025, the Term Loan Facility and Revolving Credit Facility qualify for reductions of 7.5 basis points and 10 basis points, respectively, in the applicable credit spreads.

(3)    We have in place seven interest rate swap agreements that convert the variable interest rate on one variable rate debt instrument to a fixed rate. The balance subject to interest rates swaps as of December 31, 2025 is as follows (dollars in thousands):

	As of December 31, 2025
Variable Rate Debt	Amount	Weighted Average Fixed SOFR Rate	Credit Spread	Swapped All-in-Rate
Term Loan Facility	$500,000	3.88%	0.85%	4.73%

Item 8. Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, Brian T. Finnegan, and principal financial officer, Steven T. Gallagher, concluded that BPG’s disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, BPG conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on its assessment and those criteria, BPG’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of BPG’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, Brian T. Finnegan, and principal financial officer, Steven T. Gallagher, concluded that the Operating Partnership’s disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the COSO of the Treadway Commission. Based on its assessment and those criteria, the Operating Partnership’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report, included herein, on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 22, 2026 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2025 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 22, 2026 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2025 fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 22, 2026 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2025 fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 22, 2026 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2025 fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Brixmor Property Group Inc. to be held on April 22, 2026 and is incorporated herein by reference. Brixmor Property Group Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2025 fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(a) Documents filed as part of this report

(b) Exhibits. The following documents are filed as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Articles of Incorporation of Brixmor Property Group Inc., dated as of November 4, 2013	8-K	001-36160	11/4/2013	3.1
3.2	Third Amended and Restated Bylaws of Brixmor Property Group Inc., dated as of July 24, 2024	8-K	001-36160	7/24/2024	3.1
3.3	Amended and Restated Certificate of Limited Partnership of Brixmor Operating Partnership LP	10-K	001-36160	3/12/2014	10.7
3.4	Second Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of October 28, 2019, by and among Brixmor OP GP LLC, as General Partner, BPG Subsidiary Inc., as Limited Partner, BPG Sub LLC, as Limited Partner, and the other limited partners from time to time party thereto	10-Q	001-36160	10/28/2019	3.1
4.1	Indenture, dated January 21, 2015, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee (the “2015 Indenture”)	8-K	001-36160	1/21/2015	4.1
4.2	Third Supplemental Indenture to the 2015 Indenture, dated June 13, 2016, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	6/13/2016	4.2
4.3	Fifth Supplemental Indenture to the 2015 Indenture, dated March 8, 2017, among Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	3/8/2017	4.2
4.4	Eighth Supplemental Indenture to the 2015 Indenture, dated May 10, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	5/10/2019	4.2
4.5	Amendment No. 1 to the Eighth Supplemental Indenture to the 2015 Indenture, dated May 10, 2019, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	00-36160	8/15/2019	4.3
4.6	Ninth Supplemental Indenture to the 2015 Indenture, dated June 10, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	6/10/2020	4.2
4.7	Amendment No. 1 to the Ninth Supplemental Indenture to the 2015 Indenture, dated August 20, 2020, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/20/2020	4.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.8	Tenth Supplemental Indenture to the 2015 Indenture, dated March 5, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	3/5/2021	4.2
4.9	Eleventh Supplemental Indenture to the 2015 Indenture, dated August 16, 2021, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	8/16/2021	4.2
4.10	Twelfth Supplemental Indenture to the 2015 Indenture, dated January 12, 2024, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	1/12/2024	4.2
4.11	Thirteenth Supplemental Indenture to the 2015 Indenture, dated May 28, 2024, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	5/28/2024	4.2
4.12	Fourteenth Supplemental Indenture, dated March 4, 2025 between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	3/4/2025	4.2
4.13	Fifteenth Supplemental Indenture, dated September 9, 2025, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	9/9/2025	4.2
4.14	Indenture, dated as of March 29, 1995, between New Plan Realty Trust and The First National Bank of Boston, as Trustee (the “1995 Indenture”)	S-3	33-61383	7/28/1995	4.2
4.15	First Supplemental Indenture to the 1995 Indenture, dated as of August 5, 1999, by and among New Plan Realty Trust, New Plan Excel Realty Trust, Inc. and State Street Bank and Trust Company	10-Q	001-12244	11/12/1999	10.2
4.16	Successor Supplemental Indenture to the 1995 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC and U.S. Bank Trust Company, National Association	10-Q	001-12244	8/9/2007	4.2
4.17	Third Supplemental Indenture to the 1995 Indenture, dated as of October 30, 2009, by and among Centro NP LLC and U.S. Bank Trust Company, National Association	S-11	333-190002	8/23/2013	4.4
4.18	Supplemental Indenture to the 1995 Indenture, dated as of October 16, 2014, between Brixmor LLC and U.S. Bank Trust Company, National Association	8-K	001-36160	10/17/2014	4.1
4.19	Indenture, dated as of February 3, 1999, among the New Plan Excel Realty Trust, Inc., as Primary Obligor, New Plan Realty Trust, as Guarantor, and State Street Bank and Trust Company, as Trustee (the “1999 Indenture”)	8-K	001-12244	2/3/1999	4.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.20	Successor Supplemental Indenture to the 1999 Indenture, dated as of April 20, 2007, by and among Super IntermediateCo LLC, New Plan Realty Trust, LLC and U.S. Bank Trust National Association	10-Q	001-12244	8/9/2007	4.3
4.21	Description of Registered Securities	10-K	001-36160	2/7/2022	4.22
10.1*	2022 Omnibus Incentive Plan	8-K	001-36160	4/29/2022	10.1
10.2*	Form of Director and Officer Indemnification Agreement	S-11	333-190002	8/23/2013	10.19
10.3*	Form of Director Restricted Stock Award Agreement	10-K	001-36160	2/13/2023	10.3
10.4*	Form of Brixmor Property Group Inc. Restricted Stock Unit Agreement (TRSUs, PRSUs, and OPRSUs)	10-K	001-36160	2/13/2023	10.4
10.5*	Employment Agreement, dated May 11, 2016, by and between Brixmor Property Group Inc. and Mark T. Horgan	10-K	001-36160	2/13/2017	10.22
10.6*	First Amendment to Employment Agreement, dated March 7, 2019, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	3/8/2019	10.2
10.7*	Second Amendment to Employment Agreement, dated February 1, 2022, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	2/4/2022	10.2
10.8*	Third Amendment to Employment Agreement, dated February 5, 2025, by and between Brixmor Property Group Inc. and Mark T. Horgan	8-K	001-36160	2/7/2025	10.1
10.9*	Employment Agreement, dated November 1, 2011, by and between Brixmor Property Group Inc. and Steven F. Siegel	S-11	333-190002	8/23/2013	10.23
10.10*	First Amendment to Employment Agreement, dated February 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.3
10.11*	Second Amendment to Employment Agreement, dated April 26, 2019, by and between Brixmor Property Group Inc. and Steven F. Siegel	10-Q	001-36160	4/29/2019	10.4
10.12*	Employment Agreement, dated July 24, 2024, by and between Brixmor Property Group Inc. and Steven T. Gallagher	8-K	001-36160	7/24/2024	10.2
10.13*	Second Amended and Restated Employment Agreement, dated November 21, 2025, by and between Brixmor Property Group Inc. and Brian T. Finnegan	8-K	001-36160	11/24/2025	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
10.16	Fourth Amended and Restated Revolving Credit Agreement, dated as of April 24, 2025, among Brixmor Operating Partnership LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto	10-Q	001-36160	4/28/2025	10.1
10.17	Second Amended and Restated Term Loan Agreement, dated as of April 24, 2025, among Brixmor Operating Partnership LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto	10-Q	001-36160	4/28/2025	10.2
19.1	Policies and Procedures for Trading in Securities of Brixmor Property Group Inc. by Directors, Executive Officers, and Access Employees	10-K	001-36160	2/10/2025	19.1
21.1	Subsidiaries of the Brixmor Property Group Inc.	—	—	—	—	x
21.2	Subsidiaries of the Brixmor Operating Partnership LP	—	—	—	—	x
23.1	Consent of Deloitte & Touche LLP for Brixmor Property Group Inc.	—	—	—	—	x
23.2	Consent of Deloitte & Touche LLP for Brixmor Operating Partnership LP	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-36160	2/12/2024	97.1
99.1	Property List	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x
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

BRIXMOR PROPERTY GROUP INC.

Date: February 9, 2026	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Chief Executive Officer and President
(Principal Executive Officer)

BRIXMOR OPERATING PARTNERSHIP LP

Date: February 9, 2026	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Chief Executive Officer and President
(Principal Executive Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 9, 2026	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Chief Executive Officer and President
(Principal Executive Officer, Director, Sole Director of Sole Member of General Partner of Operating Partnership)

Date: February 9, 2026	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2026	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 9, 2026	By:	/s/ Sheryl M. Crosland
Sheryl M. Crosland
Chair of the Board of Directors

Date: February 9, 2026	By:	/s/ Michael Berman
Michael Berman
Director

Date: February 9, 2026	By:	/s/ Juliann Bowerman
Juliann Bowerman
Director

Date: February 9, 2026	By:	/s/ Thomas W. Dickson
Thomas W. Dickson
Director

Date: February 9, 2026	By:	/s/ Daniel B. Hurwitz
Daniel B. Hurwitz
Director

Date: February 9, 2026	By:	/s/ Sandra A. J. Lawrence
Sandra A. J. Lawrence
Director

Date: February 9, 2026	By:	/s/ William D. Rahm
William D. Rahm
Director

Date: February 9, 2026	By:	/s/ John Peter Suarez
John Peter Suarez
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Brixmor Property Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brixmor Property Group Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 9, 2026
We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Brixmor Property Group Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brixmor Property Group Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company, and our report dated February 9, 2026, expressed an unqualified opinion on those financial statements.

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
February 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brixmor Operating Partnership LP and subsidiaries (the "Operating Partnership") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2026, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.

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
February 9, 2026
We have served as the Operating Partnership’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners and the Board of Directors of Brixmor Operating Partnership LP
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brixmor Operating Partnership LP and subsidiaries (the “Operating Partnership”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Operating Partnership and our report dated February 9, 2026, expressed an unqualified opinion on those financial statements.

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
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 9, 2026

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)
	December 31, 2025	December 31, 2024
Assets
Real estate
Land	$1,849,779	$1,834,814
Buildings and improvements	9,937,718	9,574,243
	11,787,497	11,409,057
Accumulated depreciation and amortization	(3,588,646)	(3,410,179)
Real estate, net	8,198,851	7,998,878

Cash and cash equivalents	334,422	377,616
Restricted cash	27,108	1,076
Marketable securities	21,283	20,301
Receivables, net	315,128	281,947
Deferred charges and prepaid expenses, net	169,326	167,080
Real estate assets held for sale	4,551	4,189
Other assets	62,468	57,827
Total assets	$9,133,137	$8,908,914

Liabilities
Debt obligations, net	$5,494,753	$5,339,751
Accounts payable, accrued expenses and other liabilities	628,328	585,241
Total liabilities	6,123,081	5,924,992

Commitments and contingencies (Note 15)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 315,231,761 and 314,619,008 shares issued and 306,104,769 and 305,492,016 shares outstanding	3,061	3,055
Additional paid-in capital	3,437,853	3,431,043
Accumulated other comprehensive income	1,722	8,218
Distributions in excess of net income	(432,822)	(458,638)
Total stockholders' equity	3,009,814	2,983,678
Non-controlling interests	242	244
Total equity	3,010,056	2,983,922
Total liabilities and equity	$9,133,137	$8,908,914
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	2025	2024	2023
Revenues
Rental income	$1,369,465	$1,283,421	$1,243,844
Other revenues	2,132	1,633	1,192
Total revenues	1,371,597	1,285,054	1,245,036

Operating expenses
Operating costs	162,285	152,825	146,473
Real estate taxes	178,231	164,291	173,517
Depreciation and amortization	414,930	381,396	362,277
Impairment of real estate assets	20,461	11,143	17,836
General and administrative	112,669	116,363	117,128
Total operating expenses	888,576	826,018	817,231

Other income (expense)
Dividends and interest	7,736	20,776	666
Interest expense	(224,689)	(215,994)	(190,733)
Gain on sale of real estate assets	123,339	78,064	65,439
Gain (loss) on extinguishment of debt, net	(296)	554	4,356
Other	(2,856)	(3,160)	(2,446)
Total other expense	(96,766)	(119,760)	(122,718)

Net income	386,255	339,276	305,087
Net income attributable to non-controlling interests	(27)	(2)	—
Net income attributable to Brixmor Property Group Inc.	$386,228	$339,274	$305,087

Net income per common share:
Basic	$1.26	$1.12	$1.01
Diluted	$1.25	$1.11	$1.01
Weighted average shares:
Basic	307,181	303,130	300,977
Diluted	307,866	304,038	302,376
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2025	2024	2023
Net income	$386,255	$339,276	$305,087
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(6,658)	10,697	(12,153)
Change in unrealized gain on marketable securities	162	221	602
Total other comprehensive income (loss)	(6,496)	10,918	(11,551)
Comprehensive income	379,759	350,194	293,536
Comprehensive income attributable to non-controlling interests	(27)	(2)	—
Comprehensive income attributable to Brixmor Property Group, Inc.	$379,732	$350,192	$293,536
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2023	299,916	$2,999	$3,299,496	$8,851	$(446,336)	$—	$2,865,010
Common stock dividends ($1.0525 per common share)	—	—	—	—	(319,346)	—	(319,346)
Equity based compensation expense	—	—	22,345	—	—	—	22,345
Other comprehensive loss	—	—	—	(11,551)	—	—	(11,551)
Issuance of common stock	680	7	(6)	—	—	—	1
Repurchases of common shares in conjunction with equity award plans	—	—	(11,245)	—	—	—	(11,245)
Net income	—	—	—	—	305,087	—	305,087
Ending balance, December 31, 2023	300,596	3,006	3,310,590	(2,700)	(460,595)	—	2,850,301
Common stock dividends ($1.1050 per common share)	—	—	—	—	(337,317)	—	(337,317)
Equity based compensation expense	—	—	19,967	—	—	—	19,967
Other comprehensive income	—	—	—	10,918	—	—	10,918
Issuance of common stock	4,896	49	114,543	—	—	—	114,592
Contributions from non-controlling interests	—	—	—	—	—	242	242
Repurchases of common shares in conjunction with equity award plans	—	—	(14,057)	—	—	—	(14,057)
Net income	—	—	—	—	339,274	2	339,276
Ending balance, December 31, 2024	305,492	3,055	3,431,043	8,218	(458,638)	244	2,983,922
Common stock dividends ($1.1700 per common share)	—	—	—	—	(360,412)	—	(360,412)
Equity based compensation expense	—	—	19,087	—	—	—	19,087
Other comprehensive loss	—	—	—	(6,496)	—	—	(6,496)
Issuance of common stock	613	6	(6)	—	—	—	—
Non-controlling interests associated with acquisitions of real estate assets	—	—	—	—	—	66	66
Distributions to non-controlling interests	—	—	—	—	—	(95)	(95)
Repurchases of common shares in conjunction with equity award plans	—	—	(12,271)	—	—	—	(12,271)
Net income	—	—	—	—	386,228	27	386,255
Ending balance, December 31, 2025	306,105	$3,061	$3,437,853	$1,722	$(432,822)	$242	$3,010,056
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$386,255	$339,276	$305,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414,930	381,396	362,277
Accretion of debt premium and discount, net	(2,721)	(2,849)	(2,944)
Deferred financing cost amortization	7,454	7,140	6,860
Accretion of above- and below-market leases, net	(16,878)	(11,167)	(12,764)
Tenant inducement amortization and other	2,240	2,474	3,878
Impairment of real estate assets	20,461	11,143	17,836
Gain on sale of real estate assets	(123,339)	(78,064)	(65,439)
Equity based compensation	17,616	17,937	20,777
(Gain) loss on extinguishment of debt, net	296	(554)	(4,356)
Changes in operating assets and liabilities:
Receivables, net	(35,323)	(8,042)	(16,512)
Deferred charges and prepaid expenses	(37,197)	(33,479)	(40,497)
Other assets	362	(551)	(845)
Accounts payable, accrued expenses and other liabilities	17,854	27	15,436
Net cash provided by operating activities	652,010	624,687	588,794

Investing activities:
Improvements to and investments in real estate assets	(320,064)	(353,350)	(345,157)
Acquisitions of real estate assets	(420,582)	(293,770)	(2,269)
Proceeds from sales of real estate assets	289,157	210,134	182,255
Purchase of marketable securities	(15,535)	(30,076)	(21,346)
Proceeds from sale of marketable securities	14,792	30,041	23,437
Net cash used in investing activities	(452,232)	(437,021)	(163,080)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(660,000)	(98,500)	(632,000)
Proceeds from borrowings under unsecured revolving credit facility	660,000	80,000	525,500
Proceeds from unsecured term loans and notes	798,720	796,152	200,000
Repayment of borrowings under unsecured notes	(632,312)	(367,449)	(194,254)
Deferred financing and debt extinguishment costs	(16,309)	(7,714)	(783)
Net proceeds from issuances of common shares	(449)	114,651	—
Distributions to common stockholders	(354,224)	(331,203)	(315,287)
Contributions from non-controlling interests	—	242	—
Distributions to non-controlling interests	(95)	—	—
Repurchases of common shares in conjunction with equity award plans	(12,271)	(14,057)	(11,245)
Net cash provided by (used in) financing activities	(216,940)	172,122	(428,069)

Net change in cash, cash equivalents and restricted cash	(17,162)	359,788	(2,355)
Cash, cash equivalents and restricted cash at beginning of period	378,692	18,904	21,259
Cash, cash equivalents and restricted cash at end of period	$361,530	$378,692	$18,904

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$334,422	$377,616	$866
Restricted cash	27,108	1,076	18,038
Cash, cash equivalents and restricted cash at end of period	$361,530	$378,692	$18,904

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $4,055, $3,981 and $4,147	$219,839	$189,266	$186,957
Change in accrued capital expenditures	(17,298)	3,402	6,037
State and local taxes paid	2,398	2,278	2,323
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit information)
	December 31, 2025	December 31, 2024
Assets
Real estate
Land	$1,849,779	$1,834,814
Buildings and improvements	9,937,718	9,574,243
	11,787,497	11,409,057
Accumulated depreciation and amortization	(3,588,646)	(3,410,179)
Real estate, net	8,198,851	7,998,878

Cash and cash equivalents	333,888	376,956
Restricted cash	27,108	1,076
Marketable securities	21,283	20,301
Receivables, net	315,128	281,947
Deferred charges and prepaid expenses, net	169,326	167,080
Real estate assets held for sale	4,551	4,189
Other assets	62,468	57,827
Total assets	$9,132,603	$8,908,254

Liabilities
Debt obligations, net	$5,494,753	$5,339,751
Accounts payable, accrued expenses and other liabilities	628,328	585,241
Total liabilities	6,123,081	5,924,992

Commitments and contingencies (Note 15)	—	—

Capital
Partnership common units; 315,231,761 and 314,619,008 units issued and 306,104,769 and 305,492,016 units outstanding	3,007,558	2,974,800
Accumulated other comprehensive income	1,722	8,218
Total partners' capital	3,009,280	2,983,018
Non-controlling interests	242	244
Total capital	3,009,522	2,983,262
Total liabilities and capital	$9,132,603	$8,908,254
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)
	Year Ended December 31,
	2025	2024	2023
Revenues
Rental income	$1,369,465	$1,283,421	$1,243,844
Other revenues	2,132	1,633	1,192
Total revenues	1,371,597	1,285,054	1,245,036

Operating expenses
Operating costs	162,285	152,825	146,473
Real estate taxes	178,231	164,291	173,517
Depreciation and amortization	414,930	381,396	362,277
Impairment of real estate assets	20,461	11,143	17,836
General and administrative	112,669	116,363	117,128
Total operating expenses	888,576	826,018	817,231

Other income (expense)
Dividends and interest	7,736	20,776	666
Interest expense	(224,689)	(215,994)	(190,733)
Gain on sale of real estate assets	123,339	78,064	65,439
Gain (loss) on extinguishment of debt, net	(296)	554	4,356
Other	(2,856)	(3,160)	(2,446)
Total other expense	(96,766)	(119,760)	(122,718)

Net income	386,255	339,276	305,087
Net income attributable to non-controlling interests	(27)	(2)	—
Net income attributable to Brixmor Operating Partnership LP	$386,228	$339,274	$305,087

Net income per common unit:
Basic	$1.26	$1.12	$1.01
Diluted	$1.25	$1.11	$1.01
Weighted average units:
Basic	307,181	303,130	300,977
Diluted	307,866	304,038	302,376
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Year Ended December 31,
	2025	2024	2023
Net income	$386,255	$339,276	$305,087
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	(6,658)	10,697	(12,153)
Change in unrealized gain on marketable securities	162	221	602
Total other comprehensive income (loss)	(6,496)	10,918	(11,551)
Comprehensive income	379,759	350,194	293,536
Comprehensive income attributable to non-controlling interests	(27)	(2)	—
Comprehensive income attributable to Brixmor Operating Partnership LP	$379,732	$350,192	$293,536
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Beginning balance, January 1, 2023	$2,855,232	$8,851	$—	$2,864,083
Distributions to partners	(318,440)	—	—	(318,440)
Equity based compensation expense	22,345	—	—	22,345
Other comprehensive loss	—	(11,551)	—	(11,551)
Issuance of OP Units	1	—	—	1
Repurchases of OP Units in conjunction with equity award plans	(11,245)	—	—	(11,245)
Net income	305,087	—	—	305,087
Ending balance, December 31, 2023	2,852,980	(2,700)	—	2,850,280
Distributions to partners	(337,956)	—	—	(337,956)
Equity based compensation expense	19,967	—	—	19,967
Other comprehensive income	—	10,918	—	10,918
Issuance of OP Units	114,592	—	—	114,592
Contributions from non-controlling interests	—	—	242	242
Repurchases of OP Units in conjunction with equity award plans	(14,057)	—	—	(14,057)
Net income	339,274	—	2	339,276
Ending balance, December 31, 2024	2,974,800	8,218	244	2,983,262
Distributions to partners	(360,286)	—	—	(360,286)
Equity based compensation expense	19,087	—	—	19,087
Other comprehensive loss	—	(6,496)	—	(6,496)
Non-controlling interests associated with acquisitions of real estate assets	—	—	66	66
Distributions to non-controlling interests	—	—	(95)	(95)
Repurchases of OP Units in conjunction with equity award plans	(12,271)	—	—	(12,271)
Net income	386,228	—	27	386,255
Ending balance, December 31, 2025	$3,007,558	$1,722	$242	$3,009,522
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$386,255	$339,276	$305,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414,930	381,396	362,277
Accretion of debt premium and discount, net	(2,721)	(2,849)	(2,944)
Deferred financing cost amortization	7,454	7,140	6,860
Accretion of above- and below-market leases, net	(16,878)	(11,167)	(12,764)
Tenant inducement amortization and other	2,240	2,474	3,878
Impairment of real estate assets	20,461	11,143	17,836
Gain on sale of real estate assets	(123,339)	(78,064)	(65,439)
Equity based compensation	17,616	17,937	20,777
(Gain) loss on extinguishment of debt, net	296	(554)	(4,356)
Changes in operating assets and liabilities:
Receivables, net	(35,323)	(8,042)	(16,512)
Deferred charges and prepaid expenses	(37,197)	(33,479)	(40,497)
Other assets	362	(551)	(845)
Accounts payable, accrued expenses and other liabilities	17,854	27	15,436
Net cash provided by operating activities	652,010	624,687	588,794

Investing activities:
Improvements to and investments in real estate assets	(320,064)	(353,350)	(345,157)
Acquisitions of real estate assets	(420,582)	(293,770)	(2,269)
Proceeds from sales of real estate assets	289,157	210,134	182,255
Purchase of marketable securities	(15,535)	(30,076)	(21,346)
Proceeds from sale of marketable securities	14,792	30,041	23,437
Net cash used in investing activities	(452,232)	(437,021)	(163,080)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	(660,000)	(98,500)	(632,000)
Proceeds from borrowings under unsecured revolving credit facility	660,000	80,000	525,500
Proceeds from unsecured term loans and notes	798,720	796,152	200,000
Repayment of borrowings under unsecured notes	(632,312)	(367,449)	(194,254)
Deferred financing and debt extinguishment costs	(16,309)	(7,714)	(783)
Net proceeds from issuances of OP Units	(449)	114,651	—
Contributions from non-controlling interests	—	242	—
Distributions to non-controlling interests	(95)	—	—
Partner distributions and repurchases of OP Units	(366,369)	(345,920)	(325,605)
Net cash provided by (used in) financing activities	(216,814)	171,462	(427,142)

Net change in cash, cash equivalents and restricted cash	(17,036)	359,128	(1,428)
Cash, cash equivalents and restricted cash at beginning of period	378,032	18,904	20,332
Cash, cash equivalents and restricted cash at end of period	$360,996	$378,032	$18,904

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$333,888	$376,956	$866
Restricted cash	27,108	1,076	18,038
Cash, cash equivalents and restricted cash at end of period	$360,996	$378,032	$18,904

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $4,055, $3,981 and $4,147	$219,839	$189,266	$186,957
Change in accrued capital expenditures	(17,298)	3,402	6,037
State and local taxes paid	2,398	2,278	2,323
The accompanying notes are an integral part of these consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of December 31, 2025, the Company’s portfolio included 348 shopping centers (the "Portfolio") totaling approximately 63 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.
The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

Basis of Presentation
The financial information included herein reflects the consolidated financial position of the Company as of December 31, 2025 and 2024 and the consolidated results of its operations and cash flows for the years ended December 31, 2025, 2024, and 2023.

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

The Company consolidates: (i) entities that are VIEs for which the Company is deemed to be the primary beneficiary and (ii) entities that are not VIEs which the Company controls. If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and the Company does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. The Company has evaluated the Operating Partnership and has determined it is not a VIE as of December 31, 2025.

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

Any unrealized loss on the Company’s financial instruments must be assessed to determine the portion, if any, that is attributable to credit loss and the portion that is due to other factors, such as changes in market interest rates. “Credit loss” refers to any portion of the carrying amount that the Company does not expect to collect over a financial instrument’s contractual life. The Company considers current market conditions and reasonable forecasts of future market conditions to estimate expected credit losses over the life of the financial instrument. Any portion of unrealized losses due to credit loss is recognized through net income and reported in equity as a component of distributions in excess of net income. The portion of unrealized losses due to other factors is recognized through other comprehensive income (loss) and reported in accumulated other comprehensive income.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s Consolidated Financial Statements as of December 31, 2025 and 2024. Open tax years generally range from 2022 through 2024 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s Consolidated Statements of Operations.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosure primarily related to the rate reconciliation and income taxes paid information. The standard became effective for the Company's annual reporting on January 1, 2025. The Company determined that the adoption of ASU 2023-09 did not have a material impact on the Consolidated Financial Statements of the Company.

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

2. Acquisition of Real Estate
During the year ended December 31, 2025, the Company acquired the following assets, in separate transactions:

Description	Location	Month Acquired	GLA	Aggregate Purchase Price(1)
Land at Suffolk Plaza	East Setauket, NY	Jan-25	N/A	$3,144
Leases at Plaza at Buckland Hills	Manchester, CT	Jun-25	N/A	4,330
LaCenterra at Cinco Ranch	Katy, TX	Jul-25	409,264	222,392
Land at Hanover Square	Mechanicsville, VA	Nov-25	N/A	1,568
Broomfield Town Center	Broomfield, CO	Dec-25	175,368	51,044
Chino Spectrum Towne Center	Chino, CA	Dec-25	461,246	138,104
			1,045,878	$420,582
(1)Aggregate purchase price includes $2.6 million of transaction costs, offset by $3.1 million of closing credits.

During the year ended December 31, 2024, the Company acquired the following assets, in separate transactions:

Description	Location	Month Acquired	GLA	Aggregate Purchase Price(1)
West Center	East Setauket, NY	Apr-24	42,594	$17,470
The Fresh Market Shoppes	Hilton Head Island, SC	Jul-24	86,398	23,848
Land at King's Market	Roswell, GA	Jul-24	N/A	2,337
Acton Plaza	Acton, MA	Aug-24	137,572	38,207
Huron Village	Ann Arbor, MI	Nov-24	118,482	29,503
Land at Arborland Center	Ann Arbor, MI	Nov-24	N/A	48
Britton Plaza	Tampa, FL	Nov-24	465,639	60,888
The Plaza at Buckland Hills(2)	Manchester, CT	Dec-24	308,192	67,681
North Ridge Shopping Center(2)	Raleigh, NC	Dec-24	171,372	53,788
			1,330,249	$293,770
.
(1)Aggregate purchase price includes $3.3 million of transaction costs, offset by $2.5 million of closing credits.
(2)The Company acquired these properties in a single transaction.

The aggregate purchase price of the assets acquired during the years ended December 31, 2025 and 2024, respectively, has been allocated as follows:

	Year Ended December 31,
Assets	2025	2024
Land	$64,186	$73,347
Buildings	289,489	178,815
Building and tenant improvements	17,218	10,474
Above-market leases(1)	468	1,001
In-place leases(2)	91,972	79,947
Total assets	463,333	343,584

Liabilities
Below-market leases(3)	$42,185	$49,814
Other liabilities	566	—
Total liabilities	42,751	49,814
Net assets acquired	$420,582	$293,770
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the years ended December 31, 2025 and 2024 was 11.7 years and 6.5 years, respectively.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the years ended December 31, 2025 and 2024 was 5.6 years and 6.2 years, respectively.
(3)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the years ended December 31, 2025 and 2024 was 20.8 years and 25.5 years, respectively.

3. Dispositions and Assets Held for Sale
During the year ended December 31, 2025, the Company disposed of 18 shopping centers, five partial shopping centers, and one land parcel for aggregate net proceeds of $289.2 million, resulting in aggregate gain of $123.3 million and aggregate impairment of $18.8 million.

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

As of December 31, 2025, the Company had one property held for sale. As of December 31, 2024, the Company had two properties held for sale. There were no liabilities associated with the properties classified as held for sale. The following table presents the assets associated with the properties classified as held for sale:

Assets	December 31, 2025	December 31, 2024
Land	$233	$1,280
Buildings and improvements	5,579	4,520
Accumulated depreciation and amortization	(1,407)	(1,658)
Real estate, net	4,405	4,142
Other assets	146	47
Assets associated with real estate assets held for sale	$4,551	$4,189

There were no discontinued operations for the years ended December 31, 2025, 2024, and 2023 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	December 31, 2025	December 31, 2024
Land	$1,849,779	$1,834,814
Buildings and improvements:
Buildings and tenant improvements	9,388,978	9,047,831
Lease intangibles(1)	548,740	526,412
	11,787,497	11,409,057
Accumulated depreciation and amortization(2)	(3,588,646)	(3,410,179)
Total	$8,198,851	$7,998,878
(1)As of December 31, 2025 and 2024, Lease intangibles consisted of $508.2 million and $482.7 million, respectively, of in-place leases and $40.6 million and $43.8 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of December 31, 2025 and 2024, Accumulated depreciation and amortization included $426.6 million and $433.0 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of December 31, 2025 and 2024, the Company had intangible liabilities relating to below-market leases of $389.1 million and $366.5 million, respectively, and accumulated accretion of $244.3 million and $246.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the years ended December 31, 2025, 2024, and 2023 was $16.9 million, $11.2 million, and $12.8 million, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the years ended December 31, 2025, 2024, and 2023 was $29.5 million, $14.7 million, and $16.5 million, respectively. These amounts are included in Depreciation and amortization on the Company’s Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2026	$(13,586)	$33,081
2027	(11,700)	23,667
2028	(10,606)	16,547
2029	(9,494)	11,326
2030	(8,913)	6,906

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

The Company recognized the following impairments during the year ended December 31, 2025:

Year Ended December 31, 2025
Property Name(1)	Location	GLA	Impairment Charge
Springdale(2)	Mobile, AL	398,701	$18,782
The Shoppes at North Olmsted	North Olmsted, OH	70,003	1,679
		468,704	$20,461
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2025.

The Company recognized the following impairments during the year ended December 31, 2024:

Year Ended December 31, 2024
Property Name(1)	Location	GLA	Impairment Charge
Southland Shopping Center - multi-tenant outparcel(2)	Middleburg Heights, OH	149,891	$5,611
Seacoast Shopping Center(2)	Seabrook, NH	89,634	5,062
Land at Springdale(3)	Mobile, AL	—	252
Victory Square - Bridgestone Outparcel(3)	Savannah, GA	6,702	218
		246,227	$11,143
(1)The Company recognized impairment charges based upon changes in the anticipated hold periods of these properties and/or offers from third-party buyers primarily in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the year ended December 31, 2025.
(3)The Company disposed of this property during the year ended December 31, 2024.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. The Company utilizes interest rate swaps to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the year ended December 31, 2025, the Company did not enter into any new interest rate swap agreements. During the year ended December 31, 2024, the Company did not enter into any new interest rate swap agreements, terminated three outstanding interest rate swap agreements, and four interest rate swap agreements expired at maturity. The Company has elected to present its interest rate derivatives on its Consolidated Balance Sheets on a gross basis as interest rate swap assets and interest rate swap liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2025 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month Secured Overnight Financing Rate ("SOFR")	3.5890%	$100,000	$—	$(460)
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	—	(352)
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	—	(117)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	—	(1,208)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	—	(1,208)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	—	(604)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	—	(604)
				$500,000	$—	$(4,553)

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

The effective portion of the Company’s interest rate swaps that was recognized on the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Year Ended December 31,
	2025	2024	2023
Change in unrealized gain (loss) on interest rate swaps	$(4,106)	$20,425	$(2,204)
Accretion of interest rate swaps to interest expense	(2,552)	(9,728)	(9,949)
Change in unrealized gain (loss) on interest rate swaps, net	$(6,658)	$10,697	$(12,153)

The Company estimates that $1.7 million will be reclassified from Accumulated other comprehensive income as an increase to interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the years ended December 31, 2025, 2024, and 2023.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of December 31, 2025 and 2024, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of December 31, 2025 and 2024, the Company had the following indebtedness outstanding:

	Carrying Value as of
	December 31, 2025	December 31, 2024	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$5,018,453	$4,850,765	2.25% – 7.97%	2026 – 2035
Net unamortized premium	10,277	14,279
Net unamortized debt issuance costs	(23,797)	(20,718)
Total notes payable, net	$5,004,933	$4,844,326

Unsecured Credit Facility
Revolving Facility	$—	$—	4.65%	2029
Term Loan Facility(3)(4)	500,000	500,000	4.72%	2030
Net unamortized debt issuance costs	(10,180)	(4,575)
Total Unsecured Credit Facility and term loans	$489,820	$495,425

Total debt obligations, net	$5,494,753	$5,339,751
(1)Stated interest rates as of December 31, 2025 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 4.20% as of December 31, 2025.
(3)Effective July 26, 2024, the Company has in place four interest rate swap agreements that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 4.08% (plus a spread, currently 85 basis points) through July 27, 2027.
(4)Effective May 1, 2023, the Company has in place three interest rate swap agreements that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility to a fixed, combined interest rate of 3.59% (plus a spread, currently 85 basis points) through July 27, 2027.

2025 Debt Transactions
On April 24, 2025, the Operating Partnership amended and restated its unsecured credit facility agreements (the "Unsecured Credit Facility"). The amended and restated agreements provide for (i) revolving loan commitments of $1.25 billion (the "Revolving Facility"), scheduled to mature on April 30, 2029 (extending the applicable scheduled maturity date from June 30, 2026) and (ii) a continuation of the existing $500.0 million term loan (the "Term Loan Facility"), scheduled to mature on April 30, 2030 (extending the applicable scheduled maturity date from July 26, 2027). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments. The current interest rate applicable to the Revolving Facility was effectively lowered (for the margins based on the Operating Partnership's current credit ratings) to SOFR plus 77.5 basis points from SOFR plus 95 basis points and the current interest rate applicable to the Term Loan Facility was effectively lowered (for the margins based on the Operating Partnership's current credit ratings) to SOFR plus 85 basis points from SOFR plus 105 basis points, in each case, based on the elimination of a 10 basis point SOFR credit spread adjustment and the ability of the Company to obtain more favorable pricing in certain circumstances when the Company's leverage ratio meets defined targets. The total capacity under the Unsecured Credit Facility, as amended and restated on April 24, 2025, is $1.75 billion. In connection with the amended and restated Unsecured Credit Facility agreements, the Company recognized a $0.3 million loss on extinguishment of debt during the year ended December 31, 2025 due to the acceleration of unamortized debt issuance costs.

During the year ended December 31, 2025, the Operating Partnership repaid $632.3 million principal amount of the outstanding 3.850% Senior Notes due 2025 (the "2025 Notes"), representing all of the outstanding 2025 Notes. The Operating Partnership funded the 2025 Notes repayment with available cash, proceeds from the Revolving Facility, and dispositions.

On March 4, 2025, the Operating Partnership issued $400.0 million aggregate principal amount of 5.200% Senior Notes due 2032 (the "2032 Notes") at 99.831% of par. The Operating Partnership intends to use the remaining net proceeds for general corporate purposes, including the repayment of indebtedness. The 2032 Notes bear interest at a rate of 5.200% per annum, payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2025. The 2032 Notes will mature on April 1, 2032.

On September 9, 2025, the Operating Partnership issued $400.0 million aggregate principal amount of 4.850% Senior Notes due 2033 (the "2033 Notes") at 99.849% of par. The Operating Partnership intends to use the remaining net proceeds for general corporate purposes, including the repayment of indebtedness. The 2033 Notes bear interest at a rate of 4.850% per annum, payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2026. The 2033 Notes will mature on February 15, 2033.

2024 Debt Transactions
The Operating Partnership had an unsecured credit facility as amended and restated on April 28, 2022, which was comprised of a $1.25 billion revolving loan facility (the "prior Revolving Facility") and a $500.0 million term loan. During the year ended December 31, 2024, the Operating Partnership repaid $18.5 million, net of borrowings, under the prior Revolving Facility, with proceeds from dispositions and the issuance of the 2034 Notes (defined hereafter).

During the year ended December 31, 2024, the Operating Partnership repaid $300.4 million principal amount of the outstanding 3.650% Senior Notes due 2024 (the "2024 Notes"), representing all of the outstanding 2024 Notes, and $67.7 million principal amount of the 2025 Notes. The Operating Partnership funded the 2024 Notes and 2025 Notes repayments with proceeds from the issuance of the 2034 Notes, 2035 Notes (defined hereafter), and dispositions. In connection with the repayment of the 2025 Notes, the Company recognized a $0.6 million gain on extinguishment of debt during the year ended December 31, 2024.

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

Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of December 31, 2025.

Debt Maturities
As of December 31, 2025 and 2024, the Company had accrued interest of $63.6 million and $62.8 million outstanding, respectively. As of December 31, 2025, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2026	607,542
2027	400,000
2028	357,708
2029	753,203
2030	1,300,000
Thereafter	2,100,000
Total debt maturities	5,518,453
Net unamortized premium	10,277
Net unamortized debt issuance costs	(33,977)
Total debt obligations, net	$5,494,753
As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $607.5 million outstanding principal balance of Senior Notes due 2026. The Company currently believes it has sufficient cash and cash equivalents and liquidity to satisfy these scheduled debt maturities.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	December 31, 2025		December 31, 2024
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$5,004,933	$4,986,781	$4,844,326	$4,653,205
Unsecured Credit Facility	489,820	500,000	495,425	500,000
Total debt obligations, net	$5,494,753	$5,486,781	$5,339,751	$5,153,205

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,283	$1,836	$19,447	$—

Liabilities:
Interest rate derivatives	$(4,553)	$—	$(4,553)	$—

	Fair Value Measurements as of December 31, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,301	$1,193	$19,108	$—
Interest rate derivatives	$1,974	$—	$1,974	$—

Liabilities:
Interest rate derivatives	$(598)	$—	$(598)	$—

(1)As of December 31, 2025 and 2024, marketable securities included $0.2 million and less than $0.1 million of net unrealized gains, respectively. As of December 31, 2025, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the years ended December 31, 2025 and 2024, excluding the properties sold prior to December 31, 2025 or December 31, 2024, respectively:

	Fair Value Measurements as of December 31, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$358	$—	$—	$358	$1,679

	Fair Value Measurements as of December 31, 2024
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(3)(4)(5)	$6,548	$—	$—	$6,548	$10,673
(1)Excludes properties disposed of prior to December 31, 2025.
(2)The carrying value of The Shoppes at North Olmsted, which was remeasured to fair value based on a discounted cash flow analysis during the year ended December 31, 2025, is $0.4 million. The discount rate of 8.0% which was utilized in the discounted cash flow analysis was based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the property.
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

As of December 31, 2025, the fixed contractual lease payments to be received over the next five years pursuant to the terms of non-cancelable operating leases are included in the table below, assuming that no leases are renewed and no renewal options are exercised. The table below includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The table does not include variable lease payments that may be received under certain leases for the reimbursement of property operating expenses or certain capital expenditures related to the maintenance of the Company’s properties, or percentage rents. These variable lease payments are recognized, in the case of reimbursements, in the period when the applicable expenditures are incurred and/or contractually required to be reimbursed or, in the case of percentage rents, upon the achievement of certain predetermined sales thresholds.

Year ending December 31,	Operating Leases
2026	$1,022,160
2027	928,016
2028	804,858
2029	675,880
2030	542,024
Thereafter	1,861,918

The Company recognized $9.6 million, $9.7 million, and $9.3 million of Rental income based on percentage rents for the years ended December 31, 2025, 2024, and 2023, respectively. These amounts are included in Rental income on the Company’s Consolidated Statements of Operations. As of December 31, 2025 and 2024, receivables associated with the effects of recognizing rental income on a straight-line basis were $237.8 million and $208.8 million, respectively.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease ROU asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of December 31, 2025 the Company is not including any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Year Ended December 31,
Supplemental Statements of Operations Information	2025	2024	2023
Operating lease costs	$6,807	$2,499	$5,645
Variable lease costs	256	394	468
Total lease costs	$7,063	$2,893	$6,113

	Year Ended December 31,
Supplemental Statements of Cash Flows Information	2025	2024	2023
Operating cash outflows from operating leases	$6,260	$5,778	$6,017
ROU assets obtained in exchange for operating lease liabilities	9,788	13,984	711
ROU assets reduction due to dispositions, held for sale, and lease modifications	—	(6,581)	(144)

Operating Lease Liabilities	As of December 31, 2025
Future minimum operating lease payments:
2026	6,003
2027	5,040
2028	4,950
2029	4,914
2030	4,400
Thereafter	100,820
Total future minimum operating lease payments	126,127
Less: imputed interest	(78,776)
Operating lease liabilities	$47,351

	As of December 31,
Supplemental Balance Sheets Information	2025	2024
Operating lease liabilities(1)(2)	$47,351	$41,467
ROU assets(1)(3)	44,114	38,784
(1)As of December 31, 2025 and 2024, the weighted average remaining lease term was 26.1 years and 28.7 years, respectively, and the weighted average discount rate was 6.35% and 6.28%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s Consolidated Balance Sheets.

As of December 31, 2025, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In October 2025, the Company renewed its at-the-market equity offering program (the "ATM Program") through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides that the Company may enter into forward contracts for shares of its common stock with forward sellers and forward purchasers. The ATM Program is scheduled to expire on October 28, 2028, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers. The ATM Program replaced the Company's prior at-the-market equity offering program (the "Prior ATM Program"), which was scheduled to expire on November 1, 2025. During the year ended December 31, 2025, the Company did not issue any shares of common stock under the ATM Program. During the year ended December 31, 2024, the Company issued 4.1 million shares of common stock under the Prior ATM Program at an average price per share of $28.62 for total gross proceeds of $116.6 million, excluding commissions and fees of $2.0 million. During the year ended December 31, 2023, the Company did not issue any shares of common stock under the Prior ATM Program. As of December 31, 2025, $400.0 million of common stock remained available for issuance under the ATM Program.

Share Repurchase Program
In October 2025, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on October 28, 2028, unless suspended or extended by the Company's board of directors. The Repurchase Program replaced the Company’s prior share repurchase program, which was scheduled to expire on November 1, 2025. During the years ended December 31, 2025, 2024, and 2023, the Company did not repurchase any shares of common stock. As of December 31, 2025, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the years ended December 31, 2025 and 2024, the Company withheld 0.4 million and 0.6 million shares of its common stock, respectively.

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

During the years ended December 31, 2025, 2024, and 2023, the Company's board of directors declared common stock dividends and OP Unit distributions of $1.1700 per share/unit, $1.1050 per share/unit, and $1.0525 per share/unit, respectively. As of December 31, 2025 and 2024, the Company had declared but unpaid common stock dividends and OP Unit distributions of $98.0 million and $91.8 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets.

Non-controlling interests
During the year ended December 31, 2024, the Company completed the acquisition of 100% of the common equity in entities owning North Ridge Shopping Center and The Plaza at Buckland Hills. As of December 31, 2025 and 2024, the acquired entities have issued and outstanding $0.2 million of redeemable preferred equity, which the Company did not acquire and are reflected within Non-controlling interests on the Company’s Consolidated Balance Sheets.

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

During the years ended December 31, 2025, 2024, and 2023, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based criteria or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.6 million, 0.8 million, and 0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company’s grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Year Ended December 31,
Assumption	2025	2024	2023
Volatility	20.0% - 26.0%	23.0% - 28.0%	32.0% - 52.0%
Weighted average risk-free interest rate	4.24% - 4.24%	4.03% - 4.92%	3.79% - 5.18%
Weighted average common stock dividend yield	4.3% - 4.5%	4.4% - 4.7%	4.3% - 4.8%

Information with respect to RSUs for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	Restricted Shares	Aggregate Intrinsic Value
Outstanding, December 31, 2022	2,267	$52,471
Vested	(1,162)	(22,583)
Granted	1,137	25,316
Forfeited	(48)	(1,112)
Outstanding, December 31, 2023	2,194	54,092
Vested	(1,424)	(28,067)
Granted	1,367	29,055
Forfeited	(240)	(5,941)
Outstanding, December 31, 2024	1,897	49,139
Vested	(1,067)	(24,092)
Granted	1,019	23,777
Forfeited	(8)	(208)
Outstanding, December 31, 2025	1,841	$48,616

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $19.1 million, $20.0 million, and $22.3 million of equity compensation expense, respectively, of which $1.5 million, $2.0 million, and $1.6 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s Consolidated Statements of Operations. As of December 31, 2025, the Company had $14.0 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Computation of Basic Earnings Per Share:
Net income	$386,255	$339,276	$305,087
Net income attributable to non-controlling interests	(27)	(2)	—
Non-forfeitable dividends on unvested restricted shares	(675)	(555)	(828)
Net income attributable to the Company’s common stockholders for basic earnings per share	$385,553	$338,719	$304,259

Weighted average shares outstanding – basic	307,181	303,130	300,977

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.26	$1.12	$1.01

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$385,553	$338,719	$304,259

Weighted average shares outstanding – basic	307,181	303,130	300,977
Effect of dilutive securities:
Equity awards	685	908	1,399
Weighted average shares outstanding – diluted	307,866	304,038	302,376

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$1.25	$1.11	$1.01

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

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands, except per unit data):

	Year Ended December 31,
	2025	2024	2023
Computation of Basic Earnings Per Unit:
Net income	$386,255	$339,276	$305,087
Net income attributable to non-controlling interests	(27)	(2)	—
Non-forfeitable dividends on unvested restricted units	(675)	(555)	(828)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$385,553	$338,719	$304,259

Weighted average common units outstanding – basic	307,181	303,130	300,977

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.26	$1.12	$1.01

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$385,553	$338,719	$304,259

Weighted average common units outstanding – basic	307,181	303,130	300,977
Effect of dilutive securities:
Equity awards	685	908	1,399
Weighted average common units outstanding – diluted	307,866	304,038	302,376

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$1.25	$1.11	$1.01

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

Activity in the reserve for losses for the years ended December 31, 2025 and 2024 is summarized as follows:

	Year End December 31,
	2025	2024
Balance at the beginning of the year	$9,638	$9,858

Incurred related to:
Current year	3,148	3,164
Prior years	550	416
Total incurred	3,698	3,580

Paid related to:
Current year	70	(245)
Prior years	(3,388)	(3,555)
Total paid	(3,318)	(3,800)

Balance at the end of the year	$10,018	$9,638

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the years ended December 31, 2025, 2024, and 2023, the Company did not incur any material governmental fines resulting from environmental matters.

16. Segment Reporting
The Company operates and derives revenue from its Portfolio of community and neighborhood shopping centers. As of December 31, 2025, the properties in the Portfolio are located across 29 states throughout 97 metropolitan markets. The Chief Executive Officer serves as the Company's Chief Operating Decision Maker (the "CODM") and evaluates performance and resource allocation on a Portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the "Reporting Segment") for disclosure purposes in accordance with GAAP. The accounting policies of the Reporting Segment are the same as those described in the summary of significant accounting policies. See Note 1 for additional information about the Company's business and significant accounting policies.

Net income attributable to Brixmor Property Group Inc., as presented on the Company's Consolidated Statements of Operations, is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total assets, as presented on the Company's Consolidated Balance Sheets, is used to measure the Reporting Segment's assets.

The following table presents revenues and significant segment expenses for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Total revenues	$1,371,597	$1,285,054	$1,245,036

Operating costs	(162,285)	(152,825)	(146,473)
Real estate taxes	(178,231)	(164,291)	(173,517)
Depreciation and amortization	(414,930)	(381,396)	(362,277)
Impairment of real estate assets	(20,461)	(11,143)	(17,836)
General and administrative(1)	(112,669)	(116,363)	(117,128)
Interest expense	(224,689)	(215,994)	(190,733)
Other segment items(2)	127,896	96,232	68,015

Segment net income	$386,228	$339,274	$305,087

Reconciliation of Net income attributable to Brixmor Property Group Inc.
Adjustments	—	—	—
Net income attributable to Brixmor Property Group Inc.	$386,228	$339,274	$305,087

(1)The following table presents General and administrative expense for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Employee compensation, net	$(86,710)	$(93,606)	$(92,534)
Other general and administrative, net	(25,959)	(22,757)	(24,594)
Total general and administrative	$(112,669)	$(116,363)	$(117,128)

(2)Other segment items for the Company include Dividends and interest, Gain on sale of real estate assets, Gain (loss) on extinguishment of debt, net, Other, and Net income attributable to non-controlling interests. See the Company's Consolidated Statements of Operations for additional information on these amounts.

17. Income Taxes
The Company incurred income and other taxes of $2.8 million, $2.7 million, and $2.6 million for the years ended December 31, 2025, 2024, and 2023. These amounts are included in Other on the Company’s Consolidated Statements of Operations. See Note 1 for additional information regarding the Company’s income taxes and the Parent Company's REIT status.

18. Related-Party Transactions
As of December 31, 2025 and 2024, there were no material receivables from or payables to related parties. During the years ended December 31, 2025, 2024, and 2023, the Company did not engage in any material related-party transactions.

19. Retirement Plan
The Company has a Retirement and 401(k) Savings Plan (the "Savings Plan") covering officers and employees of the Company and permits participants to defer eligible compensation up to the maximum allowable amount determined by the Internal Revenue Service. Participants in the Savings Plan may elect to contribute a portion of their earnings to the Savings Plan and the Company makes a matching contribution to the Savings Plan, up to a maximum of 4.0% of the employee’s eligible compensation. For the years ended December 31, 2025, 2024, and 2023, the Company’s expense for the Savings Plan was $2.4 million, $2.2 million, and $2.0 million, respectively. These amounts are included in General and administrative on the Company’s Consolidated Statements of Operations.

20. Supplemental Financial Information
No retrospective adjustments were made to the Company’s Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023.

21. Subsequent Events
In preparing the Consolidated Financial Statements, the Company has evaluated events and transactions occurring after December 31, 2025 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from December 31, 2025 through the date the financial statements were issued.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Northmall Centre	Tucson, AZ	$3,140	$18,882	$(989)	$2,202	$18,831	$21,033	$(8,900)	1996	Jun-11
Bakersfield Plaza	Bakersfield, CA	4,000	25,537	15,271	4,506	40,302	44,808	(20,986)	1970	Jun-11
Brea Gateway	Brea, CA	23,716	68,925	1,114	23,716	70,039	93,755	(12,288)	1994	Jan-22
Carmen Plaza	Camarillo, CA	5,410	19,784	9,588	5,410	29,372	34,782	(9,033)	2000	Jun-11
Plaza Rio Vista	Cathedral, CA	2,465	12,687	1,786	2,465	14,473	16,938	(5,961)	2005	Oct-13
Chino Spectrum Towne Center	Chino, CA	29,607	131,326	—	29,607	131,326	160,933	—	2002	Dec-25
Cudahy Plaza	Cudahy, CA	4,490	13,474	22,958	4,778	36,144	40,922	(14,390)	2021	Jun-11
The Davis Collection	Davis, CA	4,270	18,372	49,003	4,270	67,375	71,645	(7,473)	2025	Jun-11
Felicita Plaza	Escondido, CA	4,280	12,464	1,822	4,280	14,286	18,566	(7,003)	2001	Jun-11
Felicita Town Center	Escondido, CA	11,231	31,381	2,966	11,231	34,347	45,578	(11,339)	1987	Dec-16
Arbor Faire	Fresno, CA	5,940	34,123	(9,956)	3,940	26,167	30,107	(12,432)	1995	Jun-11
Lompoc Center	Lompoc, CA	4,670	16,321	7,264	4,670	23,585	28,255	(9,573)	1960	Jun-11
Briggsmore Plaza	Modesto, CA	2,140	12,257	(127)	1,819	12,451	14,270	(5,441)	1998	Jun-11
Montebello Plaza	Montebello, CA	13,360	33,743	8,438	13,360	42,181	55,541	(20,421)	1974	Jun-11
California Oaks Center	Murrieta, CA	5,180	15,441	5,451	5,180	20,892	26,072	(9,511)	1990	Jun-11
Pacoima Center	Pacoima, CA	7,050	15,955	2,253	7,050	18,208	25,258	(11,148)	1995	Jun-11
Metro 580	Pleasanton, CA	10,500	19,409	(3,478)	10,500	15,931	26,431	(6,271)	1996	Jun-11
Rose Pavilion	Pleasanton, CA	19,618	63,140	16,272	19,618	79,412	99,030	(32,739)	2019	Jun-11
Puente Hills Town Center	Rowland Heights, CA	15,670	39,997	10,197	15,670	50,194	65,864	(19,838)	2025	Jun-11
Ocean View Plaza	San Clemente, CA	15,750	30,757	3,174	15,750	33,931	49,681	(14,024)	1990	Jun-11
Plaza By The Sea	San Clemente, CA	9,607	5,461	6,200	9,607	11,661	21,268	(2,542)	1976	Dec-17
Village at Mira Mesa	San Diego, CA	14,870	75,271	38,818	14,870	114,089	128,959	(45,536)	2023	Jun-11
San Dimas Plaza	San Dimas, CA	15,101	22,299	4,603	15,101	26,902	42,003	(11,127)	1986	Jun-11
Bristol Plaza	Santa Ana, CA	9,110	21,367	5,891	9,722	26,646	36,368	(10,124)	2003	Jun-11
Gateway Plaza	Santa Fe Springs, CA	9,980	31,263	3,829	9,980	35,092	45,072	(18,296)	2002	Jun-11
Santa Paula Center	Santa Paula, CA	3,520	18,079	1,570	3,520	19,649	23,169	(9,458)	1995	Jun-11
Vail Ranch Center	Temecula, CA	3,750	22,933	11,943	3,750	34,876	38,626	(13,258)	2024	Jun-11
Country Hills Shopping Center	Torrance, CA	3,630	8,716	641	3,589	9,398	12,987	(4,081)	1977	Jun-11
Upland Town Square	Upland, CA	9,051	23,171	1,382	9,051	24,553	33,604	(8,394)	1994	Nov-17
Gateway Plaza - Vallejo	Vallejo, CA	12,947	77,377	31,217	12,947	108,594	121,541	(44,885)	2023	Jun-11
Arvada Plaza	Arvada, CO	1,160	7,378	1,517	1,160	8,895	10,055	(5,155)	1994	Jun-11
Arapahoe Crossings	Aurora, CO	13,676	56,971	17,291	13,680	74,258	87,938	(28,547)	1996	Jul-13
Aurora Plaza	Aurora, CO	5,824	9,309	11,776	5,824	21,085	26,909	(9,529)	1996	Jun-11
Broomfield Town Centre	Broomfield, CO	11,495	46,146	—	11,495	46,146	57,641	(372)	1998	Dec-25
Villa Monaco	Denver, CO	3,090	7,551	3,855	3,090	11,406	14,496	(5,031)	1978	Jun-11
Centennial Shopping Center	Englewood, CO	6,755	11,721	2,555	6,755	14,276	21,031	(3,956)	2013	Apr-19
Superior Marketplace	Superior, CO	7,090	37,670	6,966	6,924	44,802	51,726	(20,562)	1997	Jun-11
Westminster City Center	Westminster, CO	6,040	45,099	21,045	6,040	66,144	72,184	(25,767)	2024	Jun-11
The Shoppes at Fox Run	Glastonbury, CT	3,550	23,162	5,353	3,600	28,465	32,065	(14,029)	1974	Jun-11
Parkway Plaza	Hamden, CT	4,100	7,844	290	4,100	8,134	12,234	(3,681)	2006	Jun-11
The Manchester Collection	Manchester, CT	8,200	51,455	(11,248)	7,627	40,780	48,407	(17,847)	2001	Jun-11
The Plaza at Buckland Hills	Manchester, CT	11,852	72,697	(2,938)	11,852	69,759	81,611	(6,425)	1987	Dec-24
Turnpike Plaza	Newington, CT	3,920	23,880	(2,326)	3,920	21,554	25,474	(10,452)	2004	Jun-11
North Haven Crossing	North Haven, CT	5,430	16,371	2,803	5,430	19,174	24,604	(8,158)	1993	Jun-11
Colonial Commons - Orange	Orange, CT	4,870	15,160	(127)	4,870	15,033	19,903	(5,268)	1996	Jun-11
Stratford Square	Stratford, CT	5,970	12,433	7,838	5,860	20,381	26,241	(9,575)	1984	Jun-11
Waterbury Plaza	Waterbury, CT	5,420	18,062	4,558	4,793	23,247	28,040	(9,948)	2000	Jun-11
Waterford Commons	Waterford, CT	5,437	46,769	5,475	5,437	52,244	57,681	(24,036)	2004	Jun-11
Center of Bonita Springs	Bonita Springs, FL	10,946	38,467	9,338	10,946	47,805	58,751	(9,189)	2014	Apr-21
Coastal Way - Coastal Landing	Brooksville, FL	8,840	34,027	20,102	8,840	54,129	62,969	(17,787)	2008	Jun-11
Clearwater Mall	Clearwater, FL	15,300	55,060	11,917	15,300	66,977	82,277	(25,834)	1973	Jun-11
Coconut Creek Plaza	Coconut Creek, FL	7,400	25,600	5,449	7,400	31,049	38,449	(14,591)	2005	Jun-11
Century Plaza Shopping Center	Deerfield Beach, FL	3,050	8,688	4,324	3,050	13,012	16,062	(5,546)	2006	Jun-11
Northgate Shopping Center	DeLand, FL	3,500	11,008	5,036	3,500	16,044	19,544	(5,569)	1993	Jun-11
Sun Plaza	Fort Walton Beach, FL	4,480	12,658	2,578	4,480	15,236	19,716	(8,335)	2004	Jun-11
Normandy Square	Jacksonville, FL	1,936	5,567	1,984	1,936	7,551	9,487	(4,147)	1996	Jun-11
Regency Park Shopping Center	Jacksonville, FL	6,240	15,561	11,499	6,240	27,060	33,300	(11,066)	1985	Jun-11
Ventura Downs	Kissimmee, FL	3,580	8,237	5,655	3,580	13,892	17,472	(5,715)	2018	Jun-11
Marketplace at Wycliffe	Lake Worth, FL	7,930	16,228	440	7,930	16,668	24,598	(6,425)	2002	Jun-11
Venetian Isle Shopping Ctr	Lighthouse Point, FL	8,270	15,030	3,900	8,270	18,930	27,200	(7,694)	1992	Jun-11
Marco Town Center	Marco Island, FL	7,235	27,490	13,510	7,235	41,000	48,235	(12,124)	2023	Oct-13
Shops at Palm Lakes	Miami, FL	10,896	17,596	28,421	10,896	46,017	56,913	(10,938)	2023	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Freedom Square	Naples, FL	4,760	15,328	12,186	4,735	27,539	32,274	(9,076)	2021	Jun-11
Granada Shoppes	Naples, FL	34,061	69,551	6,996	34,061	76,547	110,608	(13,299)	2011	Dec-21
Naples Plaza	Naples, FL	9,200	20,738	10,569	9,200	31,307	40,507	(14,485)	2013	Jun-11
Park Shore Plaza	Naples, FL	7,245	16,555	20,588	7,245	37,143	44,388	(17,909)	2017	Jun-11
Chelsea Place	New Port Richey, FL	3,303	9,879	498	3,303	10,377	13,680	(4,362)	1992	Oct-13
Colonial Marketplace	Orlando, FL	4,230	20,242	1,147	4,230	21,389	25,619	(9,516)	1986	Jun-11
Conway Crossing	Orlando, FL	3,208	12,496	704	3,163	13,245	16,408	(6,087)	2002	Oct-13
Hunter's Creek Plaza	Orlando, FL	3,589	6,907	3,275	3,589	10,182	13,771	(4,451)	1998	Oct-13
Pointe Orlando (6)	Orlando, FL	6,120	56,697	94,194	6,120	150,891	157,011	(40,439)	2026	Jun-11
Martin Downs Town Center	Palm City, FL	1,660	9,945	225	1,660	10,170	11,830	(3,969)	1996	Oct-13
Martin Downs Village Center	Palm City, FL	5,319	28,998	3,587	5,319	32,585	37,904	(12,289)	1987	Jun-11
23rd Street Station	Panama City, FL	3,120	9,115	2,481	3,120	11,596	14,716	(4,214)	1995	Jun-11
Panama City Square	Panama City, FL	5,690	15,789	7,577	5,690	23,366	29,056	(8,385)	1989	Jun-11
East Port Plaza	Port St. Lucie, FL	4,099	22,498	6,300	4,099	28,798	32,897	(9,636)	2024	Oct-13
Shoppes of Victoria Square	Port St. Lucie, FL	3,450	6,789	1,058	3,450	7,847	11,297	(3,834)	1990	Jun-11
Lake St. Charles	Riverview, FL	2,801	6,966	435	2,801	7,401	10,202	(2,960)	1999	Oct-13
Cobblestone Village	Royal Palm Beach, FL	2,700	5,473	726	2,700	6,199	8,899	(2,691)	2005	Jun-11
Beneva Village Shoppes	Sarasota, FL	4,013	19,403	12,365	4,013	31,768	35,781	(13,274)	2020	Oct-13
Sarasota Village	Sarasota, FL	5,190	12,728	5,112	5,190	17,840	23,030	(7,094)	1972	Jun-11
Atlantic Plaza	Satellite Beach, FL	2,630	11,609	5,564	2,630	17,173	19,803	(7,362)	2008	Jun-11
Seminole Plaza	Seminole, FL	3,870	8,410	13,081	3,870	21,491	25,361	(8,842)	2020	Jun-11
Cobblestone Village	St. Augustine, FL	9,850	34,113	6,058	9,850	40,171	50,021	(17,934)	2003	Jun-11
Dolphin Village	St. Pete Beach, FL	9,882	16,220	3,660	9,882	19,880	29,762	(6,801)	1990	Oct-13
Rutland Plaza	St. Petersburg, FL	3,880	8,513	1,833	3,880	10,346	14,226	(4,931)	2002	Jun-11
Tyrone Gardens	St. Petersburg, FL	5,690	10,456	10,926	5,690	21,382	27,072	(7,206)	2023	Jun-11
Downtown Publix	Stuart, FL	1,770	12,909	6,017	1,770	18,926	20,696	(7,669)	2000	Jun-11
Sunrise Town Center (6)	Sunrise, FL	9,166	10,338	(1,491)	7,856	10,157	18,013	(4,073)	2026	Oct-13
Britton Plaza	Tampa, FL	22,706	56,428	684	22,706	57,112	79,818	(7,436)	1958	Nov-24
Carrollwood Center	Tampa, FL	3,749	15,194	992	3,749	16,186	19,935	(7,075)	2002	Oct-13
Ross Plaza	Tampa, FL	2,808	12,205	290	2,640	12,663	15,303	(4,753)	1996	Oct-13
Shoppes at Tarpon	Tarpon Springs, FL	7,800	14,221	4,824	7,800	19,045	26,845	(10,955)	2003	Jun-11
Venice Plaza	Venice, FL	3,245	14,650	3,007	3,245	17,657	20,902	(5,882)	1999	Oct-13
Venice Shopping Center	Venice, FL	2,555	6,847	3,729	2,555	10,576	13,131	(3,828)	2000	Oct-13
Venice Village	Venice, FL	7,157	26,773	14,130	7,157	40,903	48,060	(10,052)	2022	Nov-17
Mansell Crossing	Alpharetta, GA	19,840	34,689	(16)	15,461	39,052	54,513	(16,095)	1993	Jun-11
Northeast Plaza	Atlanta, GA	6,907	38,776	8,873	6,907	47,649	54,556	(18,546)	1952	Jun-11
Sweetwater Village	Austell, GA	1,080	3,119	1,132	1,080	4,251	5,331	(2,379)	1985	Jun-11
Vineyards at Chateau Elan	Braselton, GA	2,202	14,690	789	2,202	15,479	17,681	(6,252)	2002	Oct-13
Salem Road Station	Covington, GA	670	11,517	1,241	670	12,758	13,428	(5,130)	2000	Oct-13
Keith Bridge Commons	Cumming, GA	1,601	15,162	1,532	1,601	16,694	18,295	(6,689)	2002	Oct-13
Cosby Station	Douglasville, GA	2,650	6,660	713	2,650	7,373	10,023	(3,439)	1994	Jun-11
Park Plaza	Douglasville, GA	1,470	2,870	1,256	1,470	4,126	5,596	(1,947)	1986	Jun-11
Banks Station	Fayetteville, GA	3,490	13,060	1,461	3,517	14,494	18,011	(7,356)	2006	Jun-11
Barrett Place	Kennesaw, GA	6,990	14,370	3,734	6,990	18,104	25,094	(7,584)	1992	Jun-11
Shops of Huntcrest	Lawrenceville, GA	2,093	18,230	1,050	2,093	19,280	21,373	(7,327)	2003	Oct-13
Mableton Walk	Mableton, GA	1,660	9,467	2,656	1,645	12,138	13,783	(4,963)	1994	Jun-11
The Village at Mableton	Mableton, GA	2,040	6,647	23,204	2,040	29,851	31,891	(7,747)	2023	Jun-11
Eastlake Plaza	Marietta, GA	2,650	2,774	2,683	2,650	5,457	8,107	(2,019)	1982	Jun-11
New Chastain Corners	Marietta, GA	3,090	8,243	3,523	3,090	11,766	14,856	(5,395)	2004	Jun-11
Pavilions at Eastlake	Marietta, GA	4,770	12,874	4,002	4,770	16,876	21,646	(8,225)	1996	Jun-11
ConneXion	Roswell, GA	2,627	28,074	319	2,627	28,393	31,020	(4,566)	2016	Dec-21
Holcomb Bridge Crossing	Roswell, GA	1,170	5,633	5,301	1,170	10,934	12,104	(6,272)	1988	Jun-11
Kings Market	Roswell, GA	9,096	33,899	6,232	9,096	40,131	49,227	(7,445)	2005	Dec-21
Victory Square	Savannah, GA	6,230	15,043	2,322	5,655	17,940	23,595	(7,339)	2007	Jun-11
Stockbridge Village	Stockbridge, GA	6,210	17,734	4,149	5,872	22,221	28,093	(11,111)	2008	Jun-11
Wilmington Island	Wilmington Island, GA	2,630	8,108	1,287	2,630	9,395	12,025	(4,013)	1985	Oct-13
Annex of Arlington	Arlington Heights, IL	4,373	19,431	10,344	4,373	29,775	34,148	(13,687)	1999	Jun-11
Ridge Plaza	Arlington Heights, IL	3,720	11,128	3,772	3,720	14,900	18,620	(8,730)	2000	Jun-11
Southfield Plaza	Bridgeview, IL	5,880	18,756	5,629	5,880	24,385	30,265	(12,352)	2006	Jun-11
Commons of Chicago Ridge	Chicago Ridge, IL	4,310	39,714	(11,462)	2,426	30,136	32,562	(14,811)	1998	Jun-11
Rivercrest Shopping Center	Crestwood, IL	11,010	41,063	13,038	11,010	54,101	65,111	(24,151)	1992	Jun-11
The Commons of Crystal Lake	Crystal Lake, IL	3,660	32,993	6,886	3,660	39,879	43,539	(15,008)	1987	Jun-11
Elmhurst Crossing	Elmhurst, IL	5,816	81,784	2,666	5,816	84,450	90,266	(12,630)	2005	Apr-22
The Quentin Collection	Kildeer, IL	6,002	27,280	(9,912)	3,279	20,091	23,370	(9,894)	2006	Jun-11
Butterfield Square	Libertyville, IL	3,430	13,370	3,898	3,430	17,268	20,698	(7,729)	1997	Jun-11
High Point Centre	Lombard, IL	7,510	21,583	11,267	7,523	32,837	40,360	(12,172)	2019	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
Long Meadow Commons	Mundelein, IL	4,700	11,597	3,757	4,700	15,354	20,054	(8,732)	1997	Jun-11
Westridge Court / Block 59 (6)	Naperville, IL	11,150	75,719	64,673	10,560	140,982	151,542	(35,939)	2026	Jun-11
North Riverside Plaza	North Riverside, IL	5,117	57,577	3,210	5,117	60,787	65,904	(10,613)	2007	Apr-22
Ravinia Plaza	Orland Park, IL	2,069	24,288	1,215	2,069	25,503	27,572	(3,929)	1990	Feb-22
Tinley Park Plaza (6)	Tinley Park, IL	12,250	22,511	36,012	12,250	58,523	70,773	(13,728)	2026	Jun-11
Meridian Village	Carmel, IN	2,290	7,746	3,556	2,089	11,503	13,592	(5,253)	1990	Jun-11
Columbus Center	Columbus, IN	1,480	14,740	9,136	1,480	23,876	25,356	(10,040)	1964	Jun-11
Speedway Super Center	Speedway, IN	8,410	50,006	27,875	8,410	77,881	86,291	(32,434)	2022	Jun-11
Sagamore Park Centre	West Lafayette, IN	2,390	11,150	2,863	2,390	14,013	16,403	(6,736)	2018	Jun-11
West Loop Shopping Center	Manhattan, KS	2,800	12,622	4,355	2,800	16,977	19,777	(7,958)	2013	Jun-11
Florence Plaza - Florence Square	Florence, KY	11,014	53,088	30,063	11,014	83,151	94,165	(38,220)	2014	Jun-11
Jeffersontown Commons	Jeffersontown, KY	3,920	14,866	754	3,957	15,583	19,540	(7,011)	1959	Jun-11
London Marketplace	London, KY	1,400	10,362	5,340	1,400	15,702	17,102	(5,794)	1994	Jun-11
Eastgate Shopping Center	Louisville, KY	4,300	13,975	3,770	4,300	17,745	22,045	(9,818)	2002	Jun-11
Plainview Village	Louisville, KY	2,600	10,541	3,180	2,600	13,721	16,321	(6,363)	1997	Jun-11
Stony Brook I & II	Louisville, KY	3,650	17,970	3,050	3,650	21,020	24,670	(10,092)	1988	Jun-11
Acton Plaza	Acton, MA	10,224	30,375	338	10,224	30,713	40,937	(3,772)	1972	Aug-24
Points West Plaza	Brockton, MA	2,200	10,605	2,437	2,200	13,042	15,242	(5,154)	1960	Jun-11
Burlington Square I, II & III	Burlington, MA	4,690	13,122	9,661	4,690	22,783	27,473	(6,492)	2025	Jun-11
Holyoke Shopping Center	Holyoke, MA	3,110	12,097	1,634	3,110	13,731	16,841	(7,149)	2000	Jun-11
WaterTower Plaza	Leominster, MA	10,400	40,312	14,806	10,342	55,176	65,518	(19,110)	2025	Jun-11
Lunenburg Crossing	Lunenburg, MA	930	1,991	884	942	2,863	3,805	(1,431)	1994	Jun-11
Lynn Marketplace	Lynn, MA	3,100	5,678	5,397	3,100	11,075	14,175	(3,908)	1968	Jun-11
Webster Square	Marshfield, MA	5,532	27,284	1,248	5,532	28,532	34,064	(10,521)	2005	Jun-15
Berkshire Crossing	Pittsfield, MA	5,210	39,558	(5,476)	2,771	36,521	39,292	(17,040)	1994	Jun-11
Westgate Plaza	Westfield, MA	2,494	9,850	5,000	2,494	14,850	17,344	(4,758)	1996	Jun-11
Perkins Farm Marketplace	Worcester, MA	2,150	17,060	6,762	2,150	23,822	25,972	(11,951)	1967	Jun-11
South Plaza Shopping Center	California, MD	2,174	23,209	164	2,174	23,373	25,547	(8,737)	2005	Oct-13
Fox Run	Prince Frederick, MD	3,560	31,431	22,183	3,396	53,778	57,174	(17,680)	2022	Jun-11
Pine Tree Shopping Center	Portland, ME	2,860	19,182	3,038	2,860	22,220	25,080	(13,225)	1958	Jun-11
Arborland Center	Ann Arbor, MI	20,222	90,938	2,036	14,183	99,013	113,196	(32,325)	2000	Mar-17
Huron Village	Ann Arbor, MI	2,449	30,688	302	2,449	30,990	33,439	(2,345)	2003	Nov-24
Maple Village	Ann Arbor, MI	3,200	19,108	31,868	3,200	50,976	54,176	(19,342)	2020	Jun-11
Grand Crossing	Brighton, MI	1,780	7,540	2,613	1,780	10,153	11,933	(5,374)	2005	Jun-11
Farmington Crossroads	Farmington, MI	1,620	4,542	2,384	1,620	6,926	8,546	(3,527)	1986	Jun-11
Silver Pointe Shopping Center	Fenton, MI	3,840	12,631	4,947	3,840	17,578	21,418	(8,505)	1996	Jun-11
Delta Center	Lansing, MI	1,580	9,616	1,305	1,518	10,983	12,501	(4,336)	1985	Jun-11
Lakes Crossing	Muskegon, MI	1,440	13,571	(1,074)	1,200	12,737	13,937	(5,909)	2008	Jun-11
Redford Plaza	Redford, MI	7,510	20,174	13,696	7,510	33,870	41,380	(15,134)	1992	Jun-11
Hampton Village Centre	Rochester Hills, MI	5,370	48,930	24,597	5,370	73,527	78,897	(31,781)	2004	Jun-11
Southfield Plaza	Southfield, MI	1,320	4,085	2,263	1,320	6,348	7,668	(3,288)	1970	Jun-11
Delco Plaza	Sterling Heights, MI	2,860	7,025	579	2,860	7,604	10,464	(3,415)	1996	Jun-11
West Ridge	Westland, MI	1,800	6,640	4,582	1,800	11,222	13,022	(4,759)	1989	Jun-11
Washtenaw Fountain Plaza	Ypsilanti, MI	2,030	7,234	666	2,037	7,893	9,930	(3,907)	2005	Jun-11
Southport Centre I - VI	Apple Valley, MN	4,960	18,527	1,162	4,602	20,047	24,649	(7,910)	1985	Jun-11
Champlin Marketplace	Champlin, MN	3,985	11,375	1,405	3,985	12,780	16,765	(3,145)	2005	Jun-21
Burning Tree Plaza	Duluth, MN	4,790	16,279	3,947	4,790	20,226	25,016	(8,913)	1987	Jun-11
Westwind Plaza	Minnetonka, MN	2,630	12,171	3,583	2,630	15,754	18,384	(6,161)	2007	Jun-11
Richfield Hub	Richfield, MN	7,960	19,907	3,230	7,619	23,478	31,097	(8,260)	1952	Jun-11
Roseville Center	Roseville, MN	1,620	8,593	7,814	1,620	16,407	18,027	(5,625)	2021	Jun-11
Marketplace @ 42	Savage, MN	5,150	13,221	5,341	5,100	18,612	23,712	(9,307)	1999	Jun-11
Sun Ray Shopping Center	St. Paul, MN	5,250	21,447	7,522	4,733	29,486	34,219	(12,312)	1958	Jun-11
White Bear Hills Shopping Center	White Bear Lake, MN	1,790	6,182	2,227	1,790	8,409	10,199	(4,491)	1996	Jun-11
Ellisville Square	Ellisville, MO	4,144	8,003	4,116	4,144	12,119	16,263	(6,647)	1989	Jun-11
Watts Mill Plaza	Kansas City, MO	2,610	13,868	2,663	2,610	16,531	19,141	(6,648)	1997	Jun-11
Liberty Corners	Liberty, MO	2,530	8,918	4,116	2,530	13,034	15,564	(6,318)	1987	Jun-11
Devonshire Place	Cary, NC	940	4,533	4,848	940	9,381	10,321	(6,562)	1996	Jun-11
McMullen Creek Market	Charlotte, NC	10,590	24,266	12,078	10,590	36,344	46,934	(15,848)	1988	Jun-11
The Commons at Chancellor Park	Charlotte, NC	5,240	20,500	2,811	5,240	23,311	28,551	(11,041)	1994	Jun-11
Garner Towne Square	Garner, NC	6,233	23,681	6,146	6,233	29,827	36,060	(9,780)	1997	Oct-13
Franklin Square	Gastonia, NC	7,060	29,355	8,368	7,060	37,723	44,783	(16,352)	1989	Jun-11
Wendover Place	Greensboro, NC	15,990	42,299	3,967	15,881	46,375	62,256	(21,962)	2000	Jun-11
University Commons	Greenville, NC	5,350	26,253	6,627	5,350	32,880	38,230	(14,717)	1996	Jun-11
North Ridge Shopping Center	Raleigh, NC	12,841	50,225	1,313	12,841	51,538	64,379	(5,086)	1980	Dec-24
Innes Street Market	Salisbury, NC	12,180	27,462	1,112	10,548	30,206	40,754	(15,922)	2002	Jun-11
New Centre Market	Wilmington, NC	5,730	15,217	5,519	5,730	20,736	26,466	(9,403)	1998	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
University Commons	Wilmington, NC	6,910	26,611	4,804	6,910	31,415	38,325	(14,443)	2007	Jun-11
Parkway Plaza	Winston-Salem, NC	6,910	17,604	4,868	6,740	22,642	29,382	(8,947)	2005	Jun-11
Stratford Commons	Winston-Salem, NC	2,770	9,562	1,027	2,770	10,589	13,359	(3,896)	1995	Jun-11
Bedford Grove	Bedford, NH	3,400	19,065	659	2,368	20,756	23,124	(6,364)	1989	Jun-11
Capitol Shopping Center	Concord, NH	2,160	11,584	18,014	2,160	29,598	31,758	(6,934)	2001	Jun-11
Willow Springs Plaza	Nashua, NH	3,490	20,288	146	3,490	20,434	23,924	(8,659)	1990	Jun-11
Tri-City Plaza	Somersworth, NH	1,900	10,034	5,518	1,900	15,552	17,452	(8,074)	1990	Jun-11
Laurel Square	Brick, NJ	5,400	20,998	18,444	5,400	39,442	44,842	(11,862)	2023	Jun-11
The Shoppes at Cinnaminson	Cinnaminson, NJ	6,030	45,605	6,120	6,030	51,725	57,755	(23,773)	2010	Jun-11
Acme Clark	Clark, NJ	2,630	8,351	140	2,630	8,491	11,121	(5,400)	2007	Jun-11
Collegetown Shopping Center	Glassboro, NJ	1,560	16,336	26,235	1,560	42,571	44,131	(13,645)	2021	Jun-11
Hamilton Plaza	Hamilton, NJ	1,580	8,972	19,994	1,580	28,966	30,546	(9,642)	1972	Jun-11
Bennetts Mills Plaza	Jackson, NJ	3,130	17,126	606	3,130	17,732	20,862	(5,945)	2002	Jun-11
Marlton Crossing	Marlton, NJ	5,950	45,874	32,163	5,950	78,037	83,987	(34,245)	2019	Jun-11
Middletown Plaza	Middletown, NJ	5,060	41,800	7,344	5,060	49,144	54,204	(16,920)	2024	Jun-11
Springfield Place	Morris, NJ	623	267	2,368	623	2,635	3,258	(725)	1965	Jun-11
Larchmont Centre	Mount Laurel, NJ	4,421	14,985	1,321	4,421	16,306	20,727	(5,869)	1985	Jun-15
Old Bridge Gateway	Old Bridge, NJ	7,200	37,756	15,656	7,200	53,412	60,612	(18,809)	2022	Jun-11
Morris Hills Shopping Center	Parsippany, NJ	3,970	29,879	1,171	3,970	31,050	35,020	(12,065)	1994	Jun-11
Rio Grande Plaza	Rio Grande, NJ	1,660	12,627	8,186	1,660	20,813	22,473	(7,523)	1997	Jun-11
Ocean Heights Plaza	Somers Point, NJ	6,110	34,911	3,942	6,110	38,853	44,963	(16,184)	2006	Jun-11
Tinton Falls Plaza	Tinton Falls, NJ	3,080	12,385	2,725	3,080	15,110	18,190	(6,550)	2006	Jun-11
Cross Keys Commons	Turnersville, NJ	5,840	33,347	6,257	5,872	39,572	45,444	(17,393)	1989	Jun-11
Parkway Plaza	Carle Place, NY	5,790	19,740	6,823	5,790	26,563	32,353	(9,540)	1993	Jun-11
Suffolk Plaza	East Setauket, NY	5,924	12,321	9,079	5,924	21,400	27,324	(6,879)	1998	Jun-11
Three Village Shopping Center	East Setauket, NY	5,310	15,849	(788)	5,310	15,061	20,371	(5,967)	1991	Jun-11
West Center	East Setauket, NY	4,949	13,899	109	4,949	14,008	18,957	(2,233)	1965	Apr-24
Stewart Plaza	Garden City, NY	6,040	21,970	19,653	6,040	41,623	47,663	(13,380)	2022	Jun-11
Dalewood I, II & III Shopping Center (6)	Hartsdale, NY	6,900	57,804	17,036	6,900	74,840	81,740	(24,992)	2026	Jun-11
Unity Plaza	Hopewell Junction, NY	2,100	14,051	201	2,100	14,252	16,352	(6,866)	2005	Jun-11
Cayuga Shopping Center	Ithaca, NY	1,180	11,244	4,609	1,180	15,853	17,033	(5,722)	1969	Jun-11
Kings Park Plaza	Kings Park, NY	4,790	11,367	2,492	4,790	13,859	18,649	(6,106)	1985	Jun-11
Village Square Shopping Center	Larchmont, NY	1,320	5,137	1,272	1,320	6,409	7,729	(2,538)	1981	Jun-11
Falcaro's Plaza	Lawrence, NY	3,410	9,678	5,667	3,410	15,345	18,755	(6,012)	1972	Jun-11
Mamaroneck Centre	Mamaroneck, NY	2,198	1,999	11,840	2,198	13,839	16,037	(3,008)	2020	Jun-11
Sunshine Square	Medford, NY	7,350	24,713	3,517	7,350	28,230	35,580	(12,835)	2007	Jun-11
Wallkill Plaza	Middletown, NY	1,360	8,410	1,462	1,360	9,872	11,232	(5,049)	1986	Jun-11
Monroe Plaza	Monroe, NY	1,840	16,111	821	1,840	16,932	18,772	(8,165)	1985	Jun-11
Rockland Plaza	Nanuet, NY	11,097	60,790	16,659	11,097	77,449	88,546	(27,437)	2006	Jun-11
North Ridge Shopping Center	New Rochelle, NY	4,910	9,612	3,974	4,910	13,586	18,496	(5,441)	1971	Jun-11
Nesconset Shopping Center	Port Jefferson Station, NY	5,510	20,473	9,471	5,510	29,944	35,454	(10,710)	1961	Jun-11
Roanoke Plaza	Riverhead, NY	5,050	15,177	5,498	5,050	20,675	25,725	(6,306)	2002	Jun-11
The Shops at Riverhead	Riverhead, NY	6,331	—	36,243	3,899	38,675	42,574	(14,123)	2018	Jun-11
Rockville Centre	Rockville Centre, NY	3,590	6,982	283	3,590	7,265	10,855	(3,086)	1975	Jun-11
College Plaza	Selden, NY	8,270	14,267	22,140	8,270	36,407	44,677	(11,690)	2025	Jun-11
Campus Plaza	Vestal, NY	1,170	16,384	1,274	1,170	17,658	18,828	(8,793)	2003	Jun-11
Parkway Plaza	Vestal, NY	2,168	18,651	2,315	2,184	20,950	23,134	(9,832)	1995	Jun-11
Shoppes at Vestal	Vestal, NY	1,340	14,730	1,135	1,340	15,865	17,205	(6,106)	2000	Jun-11
Town Square	Vestal, NY	2,520	41,457	21,830	2,520	63,287	65,807	(22,347)	1991	Jun-11
Highridge Plaza	Yonkers, NY	6,020	17,358	5,666	6,020	23,024	29,044	(8,176)	1977	Jun-11
Brunswick Town Center	Brunswick, OH	2,930	18,561	6,807	2,969	25,329	28,298	(9,348)	2004	Jun-11
Brentwood Plaza	Cincinnati, OH	5,090	20,513	4,372	5,090	24,885	29,975	(11,967)	2004	Jun-11
Delhi Shopping Center	Cincinnati, OH	3,690	8,085	2,747	3,690	10,832	14,522	(5,351)	1973	Jun-11
Harpers Station	Cincinnati, OH	3,987	27,804	(28,989)	138	2,664	2,802	(1,043)	1994	Jun-11
Western Hills Plaza	Cincinnati, OH	8,690	27,664	17,971	8,690	45,635	54,325	(15,292)	2021	Jun-11
Western Village	Cincinnati, OH	3,420	12,817	1,418	3,370	14,285	17,655	(7,890)	2005	Jun-11
Crown Point	Columbus, OH	2,120	14,980	2,645	2,120	17,625	19,745	(9,423)	1980	Jun-11
Greentree Shopping Center	Columbus, OH	1,920	12,531	3,313	1,923	15,841	17,764	(7,889)	2005	Jun-11
South Towne Centre	Dayton, OH	4,990	43,152	2,775	4,990	45,927	50,917	(19,654)	1972	Jun-11
Southland Shopping Center	Middleburg Heights, OH	5,940	55,360	(18,166)	3,838	39,296	43,134	(19,115)	1951	Jun-11
The Shoppes at North Olmsted	North Olmsted, OH	510	4,151	(1,674)	84	2,903	2,987	(2,656)	2002	Jun-11
Surrey Square	Norwood, OH	3,900	18,402	3,114	3,900	21,516	25,416	(10,582)	2010	Jun-11
Miracle Mile Shopping Plaza	Toledo, OH	1,510	15,792	2,903	1,411	18,794	20,205	(10,865)	1955	Jun-11
Village West	Allentown, PA	4,180	23,402	3,644	4,180	27,046	31,226	(11,385)	1999	Jun-11
Lehigh Shopping Center	Bethlehem, PA	6,980	34,900	4,970	6,980	39,870	46,850	(21,932)	1955	Jun-11
Bristol Park	Bristol, PA	3,180	21,530	3,183	3,241	24,652	27,893	(10,178)	1993	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
New Britain Village Square	Chalfont, PA	4,250	24,449	3,642	4,250	28,091	32,341	(11,643)	1989	Jun-11
Collegeville Shopping Center	Collegeville, PA	3,410	7,451	7,133	3,410	14,584	17,994	(6,331)	2020	Jun-11
Plymouth Square Shopping Center	Conshohocken, PA	17,001	44,208	41,762	17,001	85,970	102,971	(14,451)	2024	May-19
Whitemarsh Shopping Center	Conshohocken, PA	3,410	11,753	6,888	3,410	18,641	22,051	(7,034)	2002	Jun-11
Valley Fair	Devon, PA	1,810	8,161	(5,656)	1,152	3,163	4,315	(1,427)	2001	Jun-11
Dickson City Crossings	Dickson City, PA	4,800	31,423	8,179	4,826	39,576	44,402	(17,672)	2023	Jun-11
Barn Plaza (6)	Doylestown, PA	8,780	29,183	17,956	8,780	47,139	55,919	(14,626)	2026	Jun-11
Pilgrim Gardens	Drexel Hill, PA	2,090	5,043	6,713	2,090	11,756	13,846	(5,616)	1955	Jun-11
North Penn Market Place	Lansdale, PA	3,060	5,253	2,056	3,060	7,309	10,369	(3,549)	1977	Jun-11
Village at Newtown	Newtown, PA	7,690	37,765	47,038	7,690	84,803	92,493	(27,941)	2021	Jun-11
Ivyridge	Philadelphia, PA	7,100	21,004	(131)	7,100	20,873	27,973	(8,419)	1963	Jun-11
Roosevelt Mall	Philadelphia, PA	10,970	89,141	61,383	10,970	150,524	161,494	(47,222)	2024	Jun-11
Shoppes at Valley Forge	Phoenixville, PA	2,010	13,025	1,695	2,010	14,720	16,730	(7,240)	2003	Jun-11
County Line Plaza	Souderton, PA	910	8,346	3,981	910	12,327	13,237	(4,922)	1971	Jun-11
69th Street Plaza	Upper Darby, PA	640	4,362	1,015	640	5,377	6,017	(2,284)	1994	Jun-11
Warminster Towne Center	Warminster, PA	4,310	35,284	3,718	4,310	39,002	43,312	(17,712)	1997	Jun-11
Whitehall Square	Whitehall, PA	4,350	33,067	3,432	4,350	36,499	40,849	(16,241)	2006	Jun-11
Wilkes-Barre Township Marketplace	Wilkes-Barre Township, PA	2,180	17,430	2,618	2,180	20,048	22,228	(11,854)	2004	Jun-11
Belfair Towne Village	Bluffton, SC	4,265	31,801	3,537	4,265	35,338	39,603	(13,393)	2006	Jun-11
Milestone Plaza	Greenville, SC	2,563	15,645	2,971	2,563	18,616	21,179	(8,629)	1995	Oct-13
Circle Center (6)	Hilton Head Island, SC	3,010	5,832	(429)	3,010	5,403	8,413	(1,828)	2026	Jun-11
The Fresh Market Shoppes	Hilton Head Island, SC	5,940	20,255	1,173	5,940	21,428	27,368	(3,612)	1983	Jul-24
Island Plaza	James Island, SC	2,940	9,252	4,141	2,940	13,393	16,333	(6,751)	1994	Jun-11
Pawleys Island Plaza	Pawleys Island, SC	5,264	21,804	2,037	5,264	23,841	29,105	(4,239)	2015	Oct-21
Fairview Corners I & II	Simpsonville, SC	2,370	17,117	2,392	2,370	19,509	21,879	(9,204)	2003	Jun-11
Hillcrest Market Place (6)	Spartanburg, SC	4,190	34,825	18,289	4,190	53,114	57,304	(20,918)	2026	Jun-11
Watson Glen Shopping Center	Franklin, TN	5,220	14,990	7,609	5,220	22,599	27,819	(8,168)	1988	Jun-11
Williamson Square	Franklin, TN	7,730	22,789	5,196	6,735	28,980	35,715	(15,242)	1988	Jun-11
Kingston Overlook	Knoxville, TN	2,060	6,743	6,072	2,060	12,815	14,875	(3,001)	1996	Jun-11
The Market at Wolfcreek	Memphis, TN	23,239	58,489	21,724	23,252	80,200	103,452	(36,691)	2014	Jun-11
Georgetown Square	Murfreesboro, TN	3,716	8,598	2,921	3,716	11,519	15,235	(4,884)	2003	Jun-11
Nashboro Village	Nashville, TN	2,243	11,662	432	2,243	12,094	14,337	(5,497)	1998	Oct-13
Parmer Crossing	Austin, TX	5,927	11,282	1,692	5,927	12,974	18,901	(6,339)	1989	Jun-11
Baytown Shopping Center	Baytown, TX	3,410	6,776	1,747	3,410	8,523	11,933	(3,612)	1987	Jun-11
El Camino	Bellaire, TX	1,320	3,816	1,043	1,320	4,859	6,179	(2,210)	2008	Jun-11
Central Station	College Station, TX	4,340	21,704	3,320	4,345	25,019	29,364	(10,670)	1976	Jun-11
Rock Prairie Crossing	College Station, TX	2,460	13,618	262	2,401	13,939	16,340	(7,440)	2002	Jun-11
Carmel Village	Corpus Christi, TX	1,900	4,536	5,987	1,903	10,520	12,423	(3,627)	2019	Jun-11
Arboretum Village	Dallas, TX	17,154	33,384	855	17,154	34,239	51,393	(6,128)	2014	Jan-22
Claremont Village	Dallas, TX	1,700	3,035	3,236	1,700	6,271	7,971	(980)	1976	Jun-11
Kessler Plaza	Dallas, TX	1,390	3,702	2,089	1,390	5,791	7,181	(2,151)	1975	Jun-11
Stevens Park Village	Dallas, TX	1,270	3,182	(356)	1,270	2,826	4,096	(1,078)	1974	Jun-11
Webb Royal Plaza	Dallas, TX	2,470	6,576	466	2,470	7,042	9,512	(4,116)	1961	Jun-11
Wynnewood Village (6)	Dallas, TX	16,982	42,953	59,134	17,200	101,869	119,069	(29,275)	2026	Jun-11
Parktown	Deer Park, TX	2,790	7,319	1,374	2,790	8,693	11,483	(4,961)	1999	Jun-11
Ridglea Plaza	Fort Worth, TX	2,770	16,178	4,719	2,770	20,897	23,667	(7,964)	1990	Jun-11
Trinity Commons	Fort Worth, TX	5,780	26,317	3,905	5,780	30,222	36,002	(15,453)	1998	Jun-11
Preston Ridge	Frisco, TX	25,820	127,082	18,793	25,820	145,875	171,695	(60,530)	2018	Jun-11
Village Plaza	Garland, TX	3,230	6,786	3,420	3,230	10,206	13,436	(4,352)	2002	Jun-11
Highland Village Town Center	Highland Village, TX	3,370	7,439	687	3,370	8,126	11,496	(3,928)	1996	Jun-11
Bay Forest	Houston, TX	1,500	6,557	711	1,500	7,268	8,768	(3,443)	2004	Jun-11
Braes Heights	Houston, TX	1,700	15,246	10,741	1,700	25,987	27,687	(8,774)	2022	Jun-11
Braesgate	Houston, TX	1,570	2,813	747	1,570	3,560	5,130	(2,078)	1997	Jun-11
Broadway	Houston, TX	1,720	5,472	2,577	1,720	8,049	9,769	(3,797)	2006	Jun-11
Clear Lake Camino South	Houston, TX	3,320	12,136	866	3,320	13,002	16,322	(5,604)	1964	Jun-11
Hearthstone Corners	Houston, TX	5,240	14,208	1,238	5,240	15,446	20,686	(5,535)	2019	Jun-11
Jester Village	Houston, TX	1,380	4,623	9,726	1,380	14,349	15,729	(4,429)	2022	Jun-11
Jones Plaza	Houston, TX	2,110	11,450	4,794	2,110	16,244	18,354	(6,400)	2025	Jun-11
Jones Square	Houston, TX	3,210	10,716	2,348	3,210	13,064	16,274	(5,705)	1999	Jun-11
Maplewood	Houston, TX	1,790	5,535	1,111	1,790	6,646	8,436	(2,830)	2004	Jun-11
Merchants Park	Houston, TX	6,580	32,200	4,002	6,580	36,202	42,782	(16,870)	2009	Jun-11
Northshore	Houston, TX	5,970	22,827	6,982	5,970	29,809	35,779	(11,927)	2001	Jun-11
Northtown Plaza	Houston, TX	4,990	18,209	5,799	4,990	24,008	28,998	(10,029)	1960	Jun-11
Orange Grove	Houston, TX	3,670	15,758	6,004	3,670	21,762	25,432	(10,789)	2005	Jun-11
Royal Oaks Village	Houston, TX	4,620	29,536	2,854	4,620	32,390	37,010	(13,538)	2001	Jun-11
Tanglewilde Center	Houston, TX	1,620	7,437	1,211	1,620	8,648	10,268	(4,136)	1998	Jun-11

				Costs Capitalized Subsequent to Acquisition(3)	Gross Amount at Which Carried
		Initial Cost to Company(2)			at the Close of the Period
Description(1)		Land	Building & Improvements		Land	Building & Improvements(4)	Total	Accumulated Depreciation	Year Built(5)	Date Acquired
West U Marketplace	Houston, TX	8,554	25,511	1,107	8,554	26,618	35,172	(4,673)	2000	Apr-22
Westheimer Commons	Houston, TX	5,160	12,866	5,140	5,160	18,006	23,166	(8,535)	1984	Jun-11
LaCenterra at Cinco Ranch	Katy, TX	18,372	217,347	217	18,372	217,564	235,936	(8,399)	2006	Jul-25
Spencer Square	Pasadena, TX	5,360	19,464	2,207	4,861	22,170	27,031	(10,168)	1998	Jun-11
Pearland Plaza	Pearland, TX	3,020	9,076	2,721	3,020	11,797	14,817	(5,581)	1995	Jun-11
Market Plaza	Plano, TX	6,380	20,529	1,947	6,380	22,476	28,856	(10,012)	2002	Jun-11
Preston Park Village (6)	Plano, TX	8,506	81,652	27,933	8,504	109,587	118,091	(28,484)	2026	Oct-13
Keegan's Meadow	Stafford, TX	3,300	9,947	2,458	3,300	12,405	15,705	(5,082)	1999	Jun-11
Lake Pointe Village	Sugar Land, TX	19,827	65,239	123	19,827	65,362	85,189	(9,263)	2010	Jun-22
Texas City Bay	Texas City, TX	3,780	17,928	8,616	3,780	26,544	30,324	(12,018)	2005	Jun-11
Windvale Center	The Woodlands, TX	3,460	9,479	7,240	3,460	16,719	20,179	(3,727)	2002	Jun-11
Culpeper Town Square	Culpeper, VA	3,200	9,235	696	3,254	9,877	13,131	(4,627)	1999	Jun-11
Hanover Square	Mechanicsville, VA	5,108	16,145	7,763	5,125	23,891	29,016	(9,570)	1991	Jun-11
Cave Spring Corners	Roanoke, VA	3,060	11,284	4,495	3,060	15,779	18,839	(7,875)	2005	Jun-11
Hunting Hills	Roanoke, VA	1,150	7,661	2,510	1,116	10,205	11,321	(6,086)	1989	Jun-11
Hilltop Plaza	Virginia Beach, VA	5,170	21,956	5,288	5,154	27,260	32,414	(12,351)	2010	Jun-11
Rutland Plaza	Rutland, VT	2,130	20,924	2,823	2,256	23,621	25,877	(10,105)	1997	Jun-11
Mequon Pavilions	Mequon, WI	7,520	29,714	16,264	7,411	46,087	53,498	(18,372)	1967	Jun-11
Moorland Square Shopping Ctr	New Berlin, WI	2,080	9,256	2,314	2,040	11,610	13,650	(5,472)	1990	Jun-11
Paradise Pavilion	West Bend, WI	1,865	15,704	2,759	1,865	18,463	20,328	(9,331)	2000	Jun-11
Grand Central Plaza	Parkersburg, WV	670	5,704	3,347	670	9,051	9,721	(2,713)	1986	Jun-11
Remaining portfolio	Various	—	—	308	—	308	308	—
		$1,889,220	$7,629,011	$2,269,266	$1,849,779	$9,937,718	$11,787,497	$(3,588,646)
(1) As of December 31, 2025, all of the Company’s shopping centers were unencumbered.
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
(6) Indicates property is currently in redevelopment.

As of December 31, 2025, the aggregate cost for federal income tax purposes was approximately $12.8 billion.

	Year Ending December 31,
	2025	2024	2023
[a] Reconciliation of total real estate carrying value is as follows:
Balance at beginning of year	$11,409,057	$10,995,887	$10,898,351
Acquisitions and improvements	763,287	696,739	350,928
Real estate held for sale	(5,811)	(6,417)	4,459
Impairment of real estate	(20,461)	(11,143)	(17,836)
Cost of property sold	(261,878)	(196,065)	(168,321)
Write-off of assets no longer in service	(96,697)	(69,944)	(71,694)
Balance at end of year	$11,787,497	$11,409,057	$10,995,887

[b] Reconciliation of accumulated depreciation as follows:
Balance at beginning of year	$3,410,179	$3,198,980	$2,996,759
Depreciation expense	368,234	340,560	325,577
Property sold	(112,322)	(72,308)	(64,081)
Write-off of assets no longer in service	(77,445)	(57,053)	(59,275)
Balance at end of year	$3,588,646	$3,410,179	$3,198,980