Form 10-Q
period 2026-03-31
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2026-04-27
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 1, 2026, Brixmor Property Group Inc. had 306,836,617 shares of common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of March 31, 2026, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2025 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC’s website at https://www.sec.gov. These factors include (1) changes in national, regional, and local economies, due to global events such as international geopolitical conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, general economic contractions, ongoing levels of inflation and interest rates, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, privacy, data security, intellectual property rights, and taxes; and (10) cybersecurity incidents or other disruptions to information technology systems used by us, our tenants, or our vendors, which could compromise data or impair business operations. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except to the extent otherwise required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	March 31, 2026	December 31, 2025
Assets
Real estate
Land	$1,837,739	$1,849,779
Buildings and improvements	9,907,526	9,937,718
	11,745,265	11,787,497
Accumulated depreciation and amortization	(3,636,118)	(3,588,646)
Real estate, net	8,109,147	8,198,851

Cash and cash equivalents	323,934	334,422
Restricted cash	100,633	27,108
Marketable securities	20,480	21,283
Receivables, net	302,774	315,128
Deferred charges and prepaid expenses, net	170,538	169,326
Real estate assets held for sale	5,290	4,551
Other assets	70,595	62,468
Total assets	$9,103,391	$9,133,137

Liabilities
Debt obligations, net	$5,496,071	$5,494,753
Accounts payable, accrued expenses and other liabilities	570,407	628,328
Total liabilities	6,066,478	6,123,081

Commitments and contingencies (Note 14)	—	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 315,963,609 and 315,231,761 shares issued and 306,836,617 and 306,104,769 shares outstanding	3,068	3,061
Additional paid-in capital	3,424,070	3,437,853
Accumulated other comprehensive income	9,409	1,722
Distributions in excess of net income	(399,883)	(432,822)
Total stockholders' equity	3,036,664	3,009,814
Non-controlling interests	249	242
Total equity	3,036,913	3,010,056
Total liabilities and equity	$9,103,391	$9,133,137
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2026	2025
Revenues
Rental income	$354,337	$337,241
Other revenues	482	271
Total revenues	354,819	337,512

Operating expenses
Operating costs	41,914	39,211
Real estate taxes	45,403	44,893
Depreciation and amortization	105,202	105,597
General and administrative	28,192	28,173
Total operating expenses	220,711	217,874

Other income (expense)
Dividends and interest	3,205	1,706
Interest expense	(59,392)	(54,084)
Gain on sale of real estate assets	52,097	3,070
Other	(2,261)	(593)
Total other expense	(6,351)	(49,901)

Net income	127,757	69,737
Net income attributable to non-controlling interests	(7)	(8)
Net income attributable to Brixmor Property Group Inc.	$127,750	$69,729

Net income attributable to Brixmor Property Group Inc. per common share:
Basic	$0.42	$0.23
Diluted	$0.41	$0.23
Weighted average shares:
Basic	307,024	306,766
Diluted	307,679	307,252
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2026	2025
Net income	$127,757	$69,737
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	7,796	(4,302)
Change in unrealized gain (loss) on marketable securities	(109)	159
Total other comprehensive income (loss)	7,687	(4,143)
Comprehensive income	135,444	65,594
Comprehensive income attributable to non-controlling interests	(7)	(8)
Comprehensive income attributable to Brixmor Property Group Inc.	$135,437	$65,586
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2025	305,492	$3,055	$3,431,043	$8,218	$(458,638)	$244	$2,983,922
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,492)	—	(88,492)
Equity based compensation expense	—	—	4,650	—	—	—	4,650
Other comprehensive loss	—	—	—	(4,143)	—	—	(4,143)
Issuance of common stock, net of issuance costs	568	6	(6)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,645)	—	—	—	(11,645)
Net income	—	—	—	—	69,729	8	69,737
Ending balance, March 31, 2025	306,060	$3,061	$3,424,042	$4,075	$(477,401)	$252	$2,954,029

Beginning balance, January 1, 2026	306,105	$3,061	$3,437,853	$1,722	$(432,822)	$242	$3,010,056
Common stock dividends ($0.3075 per common share)	—	—	—	—	(94,811)	—	(94,811)
Equity based compensation expense	—	—	2,636	—	—	—	2,636
Other comprehensive income	—	—	—	7,687	—	—	7,687
Issuance of common stock, net of issuance costs	732	7	(7)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(16,412)	—	—	—	(16,412)
Net income	—	—	—	—	127,750	7	127,757
Ending balance, March 31, 2026	306,837	$3,068	$3,424,070	$9,409	$(399,883)	$249	$3,036,913
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$127,757	$69,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,202	105,597
Accretion of debt premium and discount, net	(664)	(695)
Deferred financing cost amortization	1,982	1,766
Accretion of above- and below-market leases, net	(4,635)	(3,276)
Tenant inducement amortization and other	519	750
Gain on sale of real estate assets	(52,097)	(3,070)
Equity based compensation	2,385	4,113
Changes in operating assets and liabilities:
Receivables, net	10,189	9,442
Deferred charges and prepaid expenses	(9,375)	(7,140)
Other assets	119	49
Accounts payable, accrued expenses and other liabilities	(40,198)	(47,185)
Net cash provided by operating activities	141,184	130,088

Investing activities:
Improvements to and investments in real estate assets	(70,981)	(82,509)
Acquisitions of real estate assets	—	(3,144)
Proceeds from sales of real estate assets	105,668	21,636
Purchase of marketable securities	(1,036)	(4,477)
Proceeds from sale of marketable securities	1,736	5,035
Net cash provided by (used in) investing activities	35,387	(63,459)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	—	(407,000)
Proceeds from borrowings under unsecured revolving credit facility	—	407,000
Proceeds from unsecured notes	—	399,324
Repayment of borrowings under unsecured notes	—	(632,312)
Deferred financing and debt extinguishment costs	(215)	(3,718)
Net proceeds from issuances of common shares	(33)	(78)
Distributions to common stockholders	(96,874)	(89,465)
Repurchases of common shares in conjunction with equity award plans	(16,412)	(11,644)
Net cash used in financing activities	(113,534)	(337,893)

Net change in cash, cash equivalents and restricted cash	63,037	(271,264)
Cash, cash equivalents and restricted cash at beginning of period	361,530	378,692
Cash, cash equivalents and restricted cash at end of period	$424,567	$107,428

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$323,934	$106,534
Restricted cash	100,633	894
Cash, cash equivalents and restricted cash at end of period	$424,567	$107,428

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $823 and $1,264	$67,486	$73,213
Change in accrued capital expenditures	(7,733)	(3,396)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	March 31, 2026	December 31, 2025
Assets
Real estate
Land	$1,837,739	$1,849,779
Buildings and improvements	9,907,526	9,937,718
	11,745,265	11,787,497
Accumulated depreciation and amortization	(3,636,118)	(3,588,646)
Real estate, net	8,109,147	8,198,851

Cash and cash equivalents	323,401	333,888
Restricted cash	100,633	27,108
Marketable securities	20,480	21,283
Receivables, net	302,774	315,128
Deferred charges and prepaid expenses, net	170,538	169,326
Real estate assets held for sale	5,290	4,551
Other assets	70,595	62,468
Total assets	$9,102,858	$9,132,603

Liabilities
Debt obligations, net	$5,496,071	$5,494,753
Accounts payable, accrued expenses and other liabilities	570,407	628,328
Total liabilities	6,066,478	6,123,081

Commitments and contingencies (Note 14)	—	—

Capital
Partnership common units; 315,963,609 and 315,231,761 units issued and 306,836,617 and 306,104,769 units outstanding	3,026,722	3,007,558
Accumulated other comprehensive income	9,409	1,722
Total partners' capital	3,036,131	3,009,280
Non-controlling interests	249	242
Total capital	3,036,380	3,009,522
Total liabilities and capital	$9,102,858	$9,132,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended March 31,
	2026	2025
Revenues
Rental income	$354,337	$337,241
Other revenues	482	271
Total revenues	354,819	337,512

Operating expenses
Operating costs	41,914	39,211
Real estate taxes	45,403	44,893
Depreciation and amortization	105,202	105,597
General and administrative	28,192	28,173
Total operating expenses	220,711	217,874

Other income (expense)
Dividends and interest	3,205	1,706
Interest expense	(59,392)	(54,084)
Gain on sale of real estate assets	52,097	3,070
Other	(2,261)	(593)
Total other expense	(6,351)	(49,901)

Net income	127,757	69,737
Net income attributable to non-controlling interests	(7)	(8)
Net income attributable to Brixmor Operating Partnership LP	$127,750	$69,729

Net income attributable to Brixmor Operating Partnership LP per common unit:
Basic	$0.42	$0.23
Diluted	$0.41	$0.23
Weighted average units:
Basic	307,024	306,766
Diluted	307,679	307,252
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended March 31,
	2026	2025
Net income	$127,757	$69,737
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	7,796	(4,302)
Change in unrealized gain (loss) on marketable securities	(109)	159
Total other comprehensive income (loss)	7,687	(4,143)
Comprehensive income	135,444	65,594
Comprehensive income attributable to non-controlling interests	(7)	(8)
Comprehensive income attributable to Brixmor Operating Partnership LP	$135,437	$65,586
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total
Beginning balance, January 1, 2025	$2,974,800	$8,218	$244	$2,983,262
Distributions to partners	(88,916)	—	—	(88,916)
Equity based compensation expense	4,650	—	—	4,650
Other comprehensive loss	—	(4,143)	—	(4,143)
Repurchases of OP Units in conjunction with equity award plans	(11,645)	—	—	(11,645)
Net income	69,729	—	8	69,737
Ending balance, March 31, 2025	$2,948,618	$4,075	$252	$2,952,945

Beginning balance, January 1, 2026	$3,007,558	$1,722	$242	$3,009,522
Distributions to partners	(94,810)	—	—	(94,810)
Equity based compensation expense	2,636	—	—	2,636
Other comprehensive income	—	7,687	—	7,687
Repurchases of OP Units in conjunction with equity award plans	(16,412)	—	—	(16,412)
Net income	127,750	—	7	127,757
Ending balance, March 31, 2026	$3,026,722	$9,409	$249	$3,036,380
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$127,757	$69,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,202	105,597
Accretion of debt premium and discount, net	(664)	(695)
Deferred financing cost amortization	1,982	1,766
Accretion of above- and below-market leases, net	(4,635)	(3,276)
Tenant inducement amortization and other	519	750
Gain on sale of real estate assets	(52,097)	(3,070)
Equity based compensation	2,385	4,113
Changes in operating assets and liabilities:
Receivables, net	10,189	9,442
Deferred charges and prepaid expenses	(9,375)	(7,140)
Other assets	119	49
Accounts payable, accrued expenses and other liabilities	(40,198)	(47,185)
Net cash provided by operating activities	141,184	130,088

Investing activities:
Improvements to and investments in real estate assets	(70,981)	(82,509)
Acquisitions of real estate assets	—	(3,144)
Proceeds from sales of real estate assets	105,668	21,636
Purchase of marketable securities	(1,036)	(4,477)
Proceeds from sale of marketable securities	1,736	5,035
Net cash provided by (used in) investing activities	35,387	(63,459)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	—	(407,000)
Proceeds from borrowings under unsecured revolving credit facility	—	407,000
Proceeds from unsecured notes	—	399,324
Repayment of borrowings under unsecured notes	—	(632,312)
Deferred financing and debt extinguishment costs	(215)	(3,718)
Net proceeds from issuances of OP Units	(33)	(78)
Partner distributions and repurchases of OP Units	(113,285)	(101,533)
Net cash used in financing activities	(113,533)	(338,317)

Net change in cash, cash equivalents and restricted cash	63,038	(271,688)
Cash, cash equivalents and restricted cash at beginning of period	360,996	378,032
Cash, cash equivalents and restricted cash at end of period	$424,034	$106,344

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$323,401	$105,450
Restricted cash	100,633	894
Cash, cash equivalents and restricted cash at end of period	$424,034	$106,344

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $823 and $1,264	$67,486	$73,213
Change in accrued capital expenditures	(7,733)	(3,396)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in thousands, unless otherwise stated)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of March 31, 2026, the Company’s portfolio was comprised of 344 shopping centers (the "Portfolio") totaling approximately 62 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the unaudited Condensed Consolidated Financial Statements for the periods presented have been included. The operating results for the periods presented are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2025 and accompanying notes included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 9, 2026.

Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Parent Company, the Operating Partnership, each of their wholly owned subsidiaries, and all other entities in which they have a controlling financial interest. All intercompany transactions have been eliminated.

Forward Equity Sales
Forward equity sale contracts under the Company's at-the-market equity offering program (the "ATM Program") are evaluated under Accounting Standards Codification 815-40. The Company has determined that the forward sale contracts meet the criteria for equity classification, and as such, these contracts are classified as equity instruments and are not recognized on the unaudited Condensed Consolidated Balance Sheets until settlement. The Company also accounts for the potential dilution from forward sale contracts in earnings per share calculations, using the treasury stock method to determine any dilutive impact prior to settlement.

Income Taxes
The Parent Company has elected to qualify as a REIT in accordance with the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT, the Parent Company must meet several organizational and operational requirements, including a requirement that it annually distribute to its stockholders at least 90% of its REIT taxable income, as defined under the Code, determined without regard to the deduction for dividends paid and excluding net capital gains. Management intends to continue to satisfy these requirements and maintain the Parent Company's REIT status. As a REIT, the Parent Company generally will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of March 31, 2026 and December 31, 2025. Open tax years generally range from 2022 through 2025 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

New Accounting Pronouncements
There has been no change to the impact of the accounting pronouncements disclosed in the Company's annual report on Form 10-K filed with the SEC on February 9, 2026 and any recently issued accounting standards or pronouncements have been excluded as they either are not relevant to the Company, or they are not expected to have a material impact on the unaudited Condensed Consolidated Financial Statements of the Company.

2. Acquisition of Real Estate
During the three months ended March 31, 2026, the Company did not acquire any assets.

During the three months ended March 31, 2025, the Company acquired the following asset:

Description	Location	Month Acquired	GLA	Aggregate Purchase Price(1)
Land at Suffolk Plaza	East Setauket, NY	Jan-25	—	$3,144
			—	$3,144
(1)Aggregate purchase price includes less than $0.1 million of transaction costs.

The aggregate purchase price of the assets acquired during the three months ended March 31, 2026 and 2025, respectively, has been allocated as follows:

	Three Months Ended March 31,
Assets	2026	2025
Land	$—	$3,144
Total assets acquired	$—	$3,144

3. Dispositions and Assets Held for Sale
During the three months ended March 31, 2026, the Company disposed of four shopping centers for aggregate net proceeds of $105.7 million, resulting in aggregate gain of $52.1 million.

During the three months ended March 31, 2025, the Company disposed of two shopping centers and two partial shopping centers for aggregate net proceeds of $21.6 million, resulting in aggregate gain of $3.1 million.

As of March 31, 2026 and December 31, 2025, the Company had one property held for sale. There were no liabilities associated with the property classified as held for sale. The following table presents the assets associated with the property classified as held for sale:

Assets	March 31, 2026	December 31, 2025
Land	$1,620	$233
Buildings and improvements	7,017	5,579
Accumulated depreciation and amortization	(3,578)	(1,407)
Real estate, net	5,059	4,405
Other assets	231	146
Assets associated with real estate assets held for sale	$5,290	$4,551

There were no discontinued operations for the three months ended March 31, 2026 and 2025 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following:

	March 31, 2026	December 31, 2025
Land	$1,837,739	$1,849,779
Buildings and improvements:
Buildings and tenant improvements	9,368,638	9,388,978
Lease intangibles(1)	538,888	548,740
	11,745,265	11,787,497
Accumulated depreciation and amortization(2)	(3,636,118)	(3,588,646)
Total	$8,109,147	$8,198,851
(1)As of March 31, 2026 and December 31, 2025, Lease intangibles consisted of $498.9 million and $508.2 million, respectively, of in-place leases and $39.9 million and $40.6 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of March 31, 2026 and December 31, 2025, Accumulated depreciation and amortization included $426.7 million and $426.6 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of March 31, 2026 and December 31, 2025, the Company had intangible liabilities relating to below-market leases of $383.2 million and $389.1 million, respectively, and accumulated accretion of $243.4 million and $244.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended March 31, 2026 and 2025 was $4.6 million and $3.3 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended March 31, 2026 and 2025 was $9.6 million and $6.8 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows:

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2026 (remaining nine months)	$(10,603)	$23,940
2027	(11,464)	23,445
2028	(10,407)	16,384
2029	(9,376)	11,297
2030	(8,807)	6,884
2031	(8,390)	5,872

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

The Company did not recognize any impairments during the three months ended March 31, 2026 and 2025.

The Company can provide no assurance that material impairment charges with respect to its Portfolio will not occur in future periods. See Note 3 for additional information regarding impairment charges taken in connection with the Company’s dispositions, if any. See Note 8 for additional information regarding the fair value of operating properties that have been impaired, if any.

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts, generally based on the Secured Overnight Financing Rate ("SOFR"), from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. Interest rate lock agreements designated as cash flow hedges generally involve the Company locking a fixed benchmark U.S. treasury rate with a counterparty for a specified future period to hedge variability in future cash flows attributable to changes in interest rates. Interest rate lock agreements are settled in cash on the specified settlement date without the exchange of the underlying notional amount. The Company utilizes interest rate swap and interest rate locks agreements to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. During the three months ended March 31, 2026, the Company entered into two interest rate lock agreements. During the year ended December 31, 2025, the Company did not enter into any new interest rate swap or interest rate lock agreements. The Company has elected to present its interest rate derivatives on its unaudited Consolidated Balance Sheets on a gross basis as interest rate derivative assets and interest rate derivative liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of March 31, 2026 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month SOFR	3.58900%	$100,000	$38	$—
5/1/2023	7/26/2027	1 Month SOFR	3.59500%	75,000	23	—
5/1/2023	7/26/2027	1 Month SOFR	3.59300%	25,000	8	—
7/26/2024	7/26/2027	1 Month SOFR	4.07670%	100,000	—	(594)
7/26/2024	7/26/2027	1 Month SOFR	4.07700%	100,000	—	(595)
7/26/2024	7/26/2027	1 Month SOFR	4.07670%	50,000	—	(297)
7/26/2024	7/26/2027	1 Month SOFR	4.07700%	50,000	—	(297)
2/27/2026	5/11/2026	U.S. 10 year treasury(1)	3.99579%	100,000	2,557	—
2/27/2026	5/11/2026	U.S. 10 year treasury(1)	3.99270%	100,000	2,582	—
				$700,000	$5,208	$(1,783)
(1)In February 2026, the Company entered into two interest rate lock agreements with an aggregate notional amount of $200.0 million to hedge against the changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200.0 million of fixed-rate debt.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2025 is as follows:

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month SOFR	3.5890%	$100,000	$—	$(460)
5/1/2023	7/26/2027	1 Month SOFR	3.5950%	75,000	—	(352)
5/1/2023	7/26/2027	1 Month SOFR	3.5930%	25,000	—	(117)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	100,000	—	(1,208)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	100,000	—	(1,208)
7/26/2024	7/26/2027	1 Month SOFR	4.0767%	50,000	—	(604)
7/26/2024	7/26/2027	1 Month SOFR	4.0770%	50,000	—	(604)
				$500,000	$—	$(4,553)

All of the Company's outstanding interest rate swap and interest rate lock agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivative, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatility. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in Other comprehensive income (loss) on the Company's unaudited Condensed Consolidated Statements of Comprehensive Income and is reclassified into earnings as interest expense in the period that the hedged transaction affects earnings.

The effective portion of the Company’s interest rate derivatives that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025 is as follows:

Derivatives in Cash Flow Hedging Relationships (Interest Rate Derivatives)	Three Months Ended March 31,
	2026	2025
Change in unrealized gain (loss) on interest rate swaps	$7,727	$(3,566)
Amortization (Accretion) of interest rate swaps to interest expense	69	(736)
Change in unrealized gain (loss) on interest rate swaps, net	$7,796	$(4,302)

The Company estimates that $0.5 million will be reclassified from Accumulated other comprehensive income as an increase to Interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three months ended March 31, 2026 and 2025.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of March 31, 2026 and December 31, 2025, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of March 31, 2026 and December 31, 2025, the Company had the following indebtedness outstanding:

	Carrying Value as of
	March 31, 2026	December 31, 2025	Stated Interest Rate(1)	Scheduled Maturity Date
Notes payable
Unsecured notes(2)	$5,018,453	$5,018,453	2.25% – 7.97%	2026 – 2035
Net unamortized premium	9,613	10,277
Net unamortized debt issuance costs	(22,524)	(23,797)
Total notes payable, net	$5,005,542	$5,004,933

Unsecured Credit Facility
Revolving Facility	$—	$—	4.46%	2029
Term Loan Facility(3)(4)	500,000	500,000	4.52%	2030
Net unamortized debt issuance costs	(9,471)	(10,180)
Total Unsecured Credit Facility and term loans	$490,529	$489,820

Total debt obligations, net	$5,496,071	$5,494,753
(1)Stated interest rates as of March 31, 2026 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)The weighted average stated interest rate on the Company’s unsecured notes was 4.20% as of March 31, 2026.
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

2026 Debt Transactions
During the three months ended March 31, 2026, the Operating Partnership did not borrow or repay any debt obligations.

2025 Debt Transactions
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

On April 24, 2025, the Operating Partnership amended and restated its Unsecured Credit Facility. The amended and restated agreements provide for (i) revolving loan commitments of $1.25 billion (the "Revolving Facility") scheduled to mature on April 30, 2029 (extending the applicable scheduled maturity date from June 30, 2026) and (ii) a continuation of the existing $500.0 million term loan (the "Term Loan Facility") scheduled to mature on April 30, 2030 (extending the applicable scheduled maturity date from July 26, 2027). The Revolving Facility includes two six-month maturity extension options, the exercise of which is subject to customary conditions and the payment of a fee on the extended commitments. The current interest rate applicable to the Revolving Facility was effectively lowered (for the margins based on the Operating Partnership’s current credit ratings) to SOFR plus 77.5 basis points from SOFR plus 95 basis points and the current interest rate applicable to the Term Loan Facility was effectively lowered (for the margins based on the Operating Partnership’s current credit ratings), to SOFR plus 85 basis points from SOFR plus 105 basis points, in each case, based on the elimination of a 10 basis point SOFR credit spread adjustment and the ability of the Company to obtain more favorable pricing in certain circumstances when the Company’s leverage ratio meets defined targets. The total capacity under the Unsecured Credit Facility as amended and restated on April 24, 2025 is $1.75 billion.

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

Debt Maturities
As of March 31, 2026 and December 31, 2025, the Company had accrued interest of $54.4 million and $63.6 million outstanding, respectively. As of March 31, 2026, scheduled maturities of the Company’s outstanding debt obligations were as follows:

Year ending December 31,
2026 (remaining nine months)	607,542
2027	400,000
2028	357,708
2029	753,203
2030	1,300,000
2031	500,000
Thereafter	1,600,000
Total debt maturities	5,518,453
Net unamortized premium	9,613
Net unamortized debt issuance costs	(31,995)
Total debt obligations, net	$5,496,071

As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $607.5 million outstanding principal balance of Senior Notes due 2026 and $400.0 million outstanding principal balance of Senior Notes due 2027. The Company currently believes it has sufficient cash and cash equivalents and liquidity to satisfy these scheduled debt maturities.

Debt Covenants
Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of March 31, 2026.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below:

	March 31, 2026		December 31, 2025
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Notes payable	$5,005,542	$4,928,126	$5,004,933	$4,986,781
Unsecured Credit Facility	490,529	500,000	489,820	500,000
Total debt obligations, net	$5,496,071	$5,428,126	$5,494,753	$5,486,781
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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2026
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$20,480	$2,019	$18,461	$—
Interest rate derivatives	$5,208	$—	$5,208	$—

Liabilities:
Interest rate derivatives	$(1,783)	$—	$(1,783)	$—

	Fair Value Measurements as of December 31, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,283	$1,836	$19,447	$—

Liabilities:
Interest rate derivatives	$(4,553)	$—	$(4,553)	$—
(1)As of March 31, 2026 and December 31, 2025, marketable securities included $0.1 million and $0.2 million of net unrealized gains, respectively. As of March 31, 2026, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. During the three months ended March 31, 2026, no properties were remeasured to fair value as a result of impairment testing. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the year ended December 31, 2025, excluding the properties sold prior to December 31, 2025:

	Fair Value Measurements as of December 31, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$358	$—	$—	$358	$1,679

(1)Excludes properties disposed of prior to December 31, 2025.
(2)The carrying value of The Shoppes at North Olmsted, which was remeasured to fair value based on a discounted cash flow analysis during the year ended December 31, 2025, was $0.4 million. The discount rate of 8.0% which was utilized in the discounted cash flow analysis was based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the property.

9. Revenue Recognition
The Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers. Revenue is primarily generated through lease agreements and classified as Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. These agreements include retail shopping center unit leases; ground leases; ancillary leases or agreements, such as agreements with tenants for cellular towers and short-term or seasonal retail (e.g., Halloween or Christmas-related retail); and reciprocal easement agreements. The agreements range in term from less than one year to 25 or more years, with certain agreements containing renewal options. These renewal options range from as little as one month to five or more years. The Company’s retail shopping center leases generally require tenants to pay a portion of property operating expenses such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the Company’s properties.

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $5.1 million and $4.0 million of income based on percentage rents for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of March 31, 2026, the Company does not include any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases:

	Three Months Ended March 31,
Supplemental Statements of Operations Information	2026	2025
Operating lease costs	$1,716	$1,687
Variable lease costs	74	76
Total lease costs	$1,790	$1,763

	Three Months Ended March 31,
Supplemental Statements of Cash Flows Information	2026	2025
Operating cash outflows from operating leases	$1,589	$1,578
ROU assets obtained in exchange for operating lease liabilities	2,241	3,475

Operating Lease Liabilities	As of March 31, 2026
Future minimum operating lease payments:
2026 (remaining nine months)	$4,508
2027	5,590
2028	5,501
2029	5,464
2030	4,951
2031	4,040
Thereafter	97,283
Total future minimum operating lease payments	127,337
Less: imputed interest	(78,649)
Operating lease liabilities	$48,688

Supplemental Balance Sheets Information	As of March 31, 2026	As of December 31, 2025
Operating lease liabilities(1)(2)	$48,688	$47,351
ROU assets(1)(3)	45,274	44,114
(1)As of March 31, 2026 and December 31, 2025, the weighted average remaining lease term was 25.4 years and 26.1 years, respectively, and the weighted average discount rate was 6.37% and 6.35%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of March 31, 2026, there were no material leases that have been executed but not yet commenced.

11. Equity and Capital
ATM Program
In October 2025, the Company renewed the ATM Program through which the Company may sell, from time to time, up to an aggregate of $400.0 million of its common stock through sales agents. The ATM Program also provides for the sale of common stock through forward sale contracts. The ATM Program is scheduled to expire on October 28, 2028, unless earlier terminated or extended by the Company, sales agents, forward sellers, and forward purchasers.

During the three months ended March 31, 2026, the Company entered into forward sale contracts under the ATM Program through which it is expected to issue 3.9 million shares of its common stock at a weighted-average offering price of $29.85, before commissions and fees. The forward contracts must be settled by March 15, 2027 and the Company has the ability to elect cash or net share settlement rather than physical settlement, which, if elected, could result in cash outflows rather than share issuances. The Company currently intends to physically settle these agreements. As of March 31, 2026, no shares under the forward sale contracts have settled. Anticipated proceeds from the issuance of shares under physical settlement of the forward sale contracts are approximately $116.0 million, before commissions and fees, and are expected to be used for general corporate purposes. During the three months ended March 31, 2025, the Company did not issue any shares of common stock under ATM Program. As of March 31, 2026, $284.0 million of common stock remained available for issuance under the ATM Program, including the impact of forward sales contracts.

Share Repurchase Program
In October 2025, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on October 28, 2028, unless suspended or extended by the Company's board of directors. During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of common stock. As of March 31, 2026, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the three months ended March 31, 2026 and 2025, the Company withheld 0.6 million and 0.4 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended March 31, 2026 and 2025, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.3075 per share/unit and $0.2875 per share/unit, respectively. As of March 31, 2026 and December 31, 2025, the Company had declared but unpaid common stock dividends and OP Unit distributions of $95.9 million and $98.0 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Non-controlling interests
During the year ended December 31, 2024, the Company completed the acquisition of 100% of the common equity in entities owning North Ridge Shopping Center and The Plaza at Buckland Hills. As of March 31, 2026 and December 31, 2025, the acquired entities have $0.2 million of issued and outstanding redeemable preferred equity, including any accrued and unpaid dividends, which the Company did not acquire which is reflected in Non-controlling interests on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.5 million and 0.6 million for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Volatility	22.0% - 24.0%	20.0% - 26.0%
Weighted average risk-free interest rate	3.47% - 3.73%	4.24% - 4.24%
Weighted average common stock dividend yield	4.3% - 4.5%	4.3% - 4.5%

During the three months ended March 31, 2026 and 2025, the Company recognized $2.6 million and $4.6 million of equity compensation expense, respectively, of which $0.3 million and $0.5 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2026, the Company had $22.8 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.5 years.

13. Earnings per Share/Unit
Basic earnings per share/unit ("EPS") is calculated by dividing net income attributable to the Company’s common stockholders/Operating Partnership's common unitholders, including the impact of any participating securities, by the weighted average number of shares/units outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock/units were exercised or converted into shares of common stock/common units.

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Computation of Basic Earnings Per Share:
Net income	$127,757	$69,737
Net income attributable to non-controlling interests	(7)	(8)
Non-forfeitable dividends on unvested restricted shares(1)	(230)	(173)
Net income attributable to the Company’s common stockholders for basic earnings per share	$127,520	$69,556

Weighted average number shares outstanding – basic(2)	307,024	306,766

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.42	$0.23

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$127,520	$69,556

Weighted average shares outstanding – basic	307,024	306,766
Effect of dilutive securities:(3)
Equity awards(4)	655	486
Weighted average shares outstanding – diluted	307,679	307,252

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.41	$0.23
(1)Certain unvested restricted shares issued pursuant to the Company’s share-based compensation program have rights to receive non-forfeitable dividends or dividend equivalents. These shares are considered participating securities and their impact on EPS is calculated using the two-class method. Under the two-class method earnings are allocated to the unvested restricted share awards based on dividends declared and their participation rights in undistributed earnings.
(2)Includes unvested restricted shares issued pursuant to the Company's share-based compensation program that qualify for retirement eligibility and no longer have a substantive service condition.
(3)As of March 31, 2026, the Company had unsettled forward sales contracts under which it is expected to issue 3.9 million shares of common stock. These shares were evaluated using the treasury stock method and were determined to be anti-dilutive as the forward sales price was higher than the average market price during the period. Accordingly, there were no shares included in the calculation of diluted EPS related to forward sale contracts. As of March 31, 2025, the Company did not have any unsettled forward sales contracts.
(4)Unvested restricted shares that did not qualify as participating securities were included in the diluted EPS calculation using the treasury stock method.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per unit data):

	Three Months Ended March 31,
	2026	2025
Computation of Basic Earnings Per Unit:
Net income	$127,757	$69,737
Net income attributable to non-controlling interests	(7)	(8)
Non-forfeitable distributions on unvested restricted units(1)	(230)	(173)
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$127,520	$69,556

Weighted average number common units outstanding – basic(2)	307,024	306,766

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.42	$0.23

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$127,520	$69,556

Weighted average common units outstanding – basic	307,024	306,766
Effect of dilutive securities:(3)
Equity awards(4)	655	486
Weighted average common units outstanding – diluted	307,679	307,252

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.41	$0.23
(1)Certain unvested restricted units issued pursuant to the Company’s share-based compensation program have rights to receive non-forfeitable distributions or distribution equivalents. These units are considered participating securities and their impact on EPS is calculated using the two-class method. Under the two-class method earnings are allocated to the unvested restricted unit awards based on distributions declared and their participation rights in undistributed earnings.
(2)Includes unvested restricted units issued pursuant to the Company's share-based compensation program that qualify for retirement eligibility and no longer have a substantive service condition.
(3)As of March 31, 2026, the Company had unsettled forward sales contracts under which it is expected to issue 3.9 million Operating Partnership units. These units were evaluated using the treasury stock method and were determined to be anti-dilutive as the forward sales price was higher than the average market price during the period. Accordingly, there were no units included in the determination of diluted EPS related to forward sale contracts. As of March 31, 2025, the Company did not have any unsettled forward sales contracts.
(4)Unvested restricted units that did not qualify as participating securities were included in the diluted EPS calculation using the treasury stock method.

14. Commitments and Contingencies
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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three months ended March 31, 2026 and 2025, the Company did not incur any material governmental fines resulting from environmental matters.

15. Segment Reporting
The Company operates and derives revenue from its Portfolio of community and neighborhood shopping centers. As of March 31, 2026, the properties in the Portfolio are located across 29 states throughout 96 metropolitan markets. The Chief Executive Officer serves as the Company's Chief Operating Decision Maker (the "CODM") and evaluates performance and resource allocation on a Portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the "Reporting Segment") for disclosure purposes in accordance with GAAP.

Net income attributable to Brixmor Property Group Inc., as presented on the Company's unaudited Condensed Consolidated Statements of Operations is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total assets, as presented on the Company's unaudited Condensed Consolidated Balance Sheets is used to measure the Reporting Segment's assets.

The following table presents revenues and significant segment expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total revenues	$354,819	$337,512

Operating costs	(41,914)	(39,211)
Real estate taxes	(45,403)	(44,893)
Depreciation and amortization	(105,202)	(105,597)
General and administrative(1)	(28,192)	(28,173)
Interest expense	(59,392)	(54,084)
Other segment items(2)	53,034	4,175

Segment net income	$127,750	$69,729

Reconciliation of Segment net income to Net income attributable to Brixmor Property Group Inc.
Adjustments	—	—
Net income attributable to Brixmor Property Group Inc.	$127,750	$69,729

(1)The following table presents General and administrative expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Employee compensation, net	$(21,719)	$(22,421)
Other general and administrative, net	(6,473)	(5,752)
Total general and administrative	$(28,192)	$(28,173)

(2)Other segment items for the Company include Dividends and interest, Gain on sale of real estate assets, Other, and Net income attributable to non-controlling interests. See the Company's unaudited Condensed Consolidated Statements of Operations for additional information on these amounts.

16. Related Party Transactions
As of March 31, 2026 and December 31, 2025, there were no material receivables from or payables to related parties. During the three months ended March 31, 2026 and 2025, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the Company's unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after March 31, 2026 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from March 31, 2026 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of March 31, 2026, our portfolio was comprised of 344 shopping centers (the "Portfolio") totaling approximately 62 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of March 31, 2026, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2025, and intends to satisfy such requirements for subsequent taxable years.

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

•Fully-Integrated Operating Platform – We manage a fully-integrated operating platform, leveraging our national scope and demonstrating our commitment to operating with a strong regional and local presence. We provide our tenants with dedicated service through both our national accounts leasing team based in New York and our network of three regional offices in Atlanta, Philadelphia, and San Diego, as well as our 10 leasing and property management satellite offices throughout the country. We believe that this structure enables us to obtain critical national market intelligence, while also benefiting from the regional and local expertise of our leasing and operations teams.

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

Leasing Highlights
As of March 31, 2026, billed and leased occupancy were 91.4% and 95.1%, respectively, as compared to 90.0% and 94.1%, respectively, as of March 31, 2025.

The following table summarizes our executed leasing activity for the three months ended March 31, 2026 and 2025 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Three Months Ended March 31, 2026
	Leases	GLA	New ABR PSF(2)	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	285	1,994,943	$20.92	$4.12	$2.86	19.0%
New and renewal leases	233	1,271,112	23.47	6.46	4.49	27.0%
New leases	108	672,792	23.67	11.36	8.43	41.8%
Renewal leases	125	598,320	23.25	0.96	0.06	21.3%
Option leases	52	723,831	16.45	—	—	8.2%

For the Three Months Ended March 31, 2025
	Leases	GLA	New ABR PSF(2)	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	334	2,247,394	$18.96	$2.42	$1.71	15.0%
New and renewal leases	269	1,294,992	22.31	4.20	2.97	20.5%
New leases	104	535,386	22.75	9.63	7.16	47.5%
Renewal leases	165	759,606	22.00	0.38	0.02	14.0%
Option leases	65	952,402	14.41	—	—	7.1%
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

Acquisition Activity
•During the three months ended March 31, 2026, we did not acquire any assets.

•During the three months ended March 31, 2025, we acquired one land parcel for an aggregate purchase price of $3.1 million, including transaction costs and closing credits.

Disposition Activity
•During the three months ended March 31, 2026, we disposed of four shopping centers for aggregate net proceeds of $105.7 million, resulting in aggregate gain of $52.1 million.

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

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Revenues (in thousands)

	Three Months Ended March 31,
	2026	2025	$ Change
Revenues
Rental income	$354,337	$337,241	$17,096
Other revenues	482	271	211
Total revenues	$354,819	$337,512	$17,307

Rental income
The increase in rental income for the three months ended March 31, 2026 of $17.1 million, as compared to the corresponding period in 2025, was due to a $15.6 million increase for assets owned for the full period, in addition to a $1.5 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) a $9.3 million increase in base rent; (ii) a $3.3 million increase in expense reimbursements; (iii) a $2.5 million increase in ancillary and other rental income; (iv) a $1.0 million increase in percentage rents; (v) a $0.8 million increase in rental income associated with revenues deemed uncollectible; and (vi) a $0.6 million increase in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; partially offset by (vii) a $1.7 million decrease in lease termination fees; and (viii) a $0.2 million decrease in straight-line rental income, net. The $9.3 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 19.0% during the three months ended March 31, 2026 and 16.4% during the year ended December 31, 2025, and an increase in weighted average billed occupancy.

Other revenues
Other revenues remained generally consistent for the three months ended March 31, 2026, as compared to the corresponding period in 2025.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2026	2025	$ Change
Operating expenses
Operating costs	$41,914	$39,211	$2,703
Real estate taxes	45,403	44,893	510
Depreciation and amortization	105,202	105,597	(395)
General and administrative	28,192	28,173	19
Total operating expenses	$220,711	$217,874	$2,837

Operating costs
The increase in operating costs for the three months ended March 31, 2026 of $2.7 million, as compared to the corresponding period in 2025, was due to a $2.2 million increase in operating costs for assets owned for the full period in addition to a $0.5 million increase due to net transaction activity. The $2.2 million increase for assets owned for the full period was primarily due to an increase in utilities, repairs and maintenance, and insurance.

Real estate taxes
The increase in real estate taxes for the three months ended March 31, 2026 of $0.5 million, as compared to the corresponding period in 2025, was due to a $0.3 million increase in real estate taxes for assets owned for the full period in addition to a $0.2 million increase due to net transaction activity. The $0.3 million increase for the assets owned for the full period was primarily due to an increase in current year assessments, partially offset by a decrease in unfavorable adjustments related to prior year assessments.
Depreciation and amortization
The decrease in depreciation and amortization for the three months ended March 31, 2026 of $0.4 million, as compared to the corresponding period in 2025, was due to a $6.1 million decrease for assets owned for the full period, partially offset by a $5.7 million increase due to net transaction activity. The $6.1 million decrease for assets owned for the full period was primarily due to a decrease in accelerated depreciation and amortization due to higher tenant move outs in the prior period, partially offset by an increase from capital expenditures.

General and administrative
General and administrative costs remained generally consistent for the three months ended March 31, 2026, as compared to the corresponding period in 2025.

During the three months ended March 31, 2026 and 2025, construction compensation costs of $4.0 million and $4.5 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.4 million and $0.3 million, respectively, and leasing commission costs of $2.2 million and $1.8 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended March 31,
	2026	2025	$ Change
Other income (expense)
Dividends and interest	$3,205	$1,706	$1,499
Interest expense	(59,392)	(54,084)	(5,308)
Gain on sale of real estate assets	52,097	3,070	49,027
Other	(2,261)	(593)	(1,668)
Total other expense	$(6,351)	$(49,901)	$43,550

Dividends and interest
The increase in dividends and interest for the three months ended March 31, 2026 of $1.5 million, as compared to the corresponding period in 2025, was primarily due to an increase in interest income associated with higher average cash and cash equivalent balances partially offset by a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the three months ended March 31, 2026 of $5.3 million, as compared to the corresponding period in 2025, was primarily due to higher weighted average debt obligations and weighted average interest rate.

Gain on sale of real estate assets
During the three months ended March 31, 2026, four shopping centers were disposed of, resulting in aggregate gain of $52.1 million. During the three months ended March 31, 2025, two shopping centers and two partial shopping centers were disposed of, resulting in aggregate gain of $3.1 million.

Other
The increase in other expense for the three months ended March 31, 2026 of $1.7 million, as compared to the corresponding period in 2025, was primarily due to an increase in anticipated environmental remediation costs.

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
•available borrowings under the Unsecured Credit Facility (defined hereafter);
•issuance of long-term debt;
•dispositions; and
•issuance of equity securities, including any settlement of forward sale contracts.

Uses
•debt repayments;
•maintenance capital expenditures;
•leasing capital expenditures;
•dividend/distribution payments;
•value-enhancing reinvestment capital expenditures;
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our Unsecured Credit Facility is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). As of March 31, 2026, we had $1.79 billion of available liquidity, including $1.25 billion available under our Revolving Facility, $424.6 million of cash, cash equivalents and restricted cash, and $115.1 million anticipated net proceeds available under unsettled forward equity contracts. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ended March 31, 2027 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of March 31, 2026 (dollars in millions):

Contractually Obligated Expenditures	Twelve Months Ended March 31, 2027	Thereafter
Debt maturities (1)	$1,007.5	$4,510.9
Interest payments (1)(2)	221.3	899.1
Operating leases	6.0	121.3
Total	$1,234.8	$5,531.3

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of March 31, 2026. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025 for a further discussion of these and other factors that could impact interest payments.

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
In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our dividend activity for the first and second quarters of 2026:

	First Quarter 2026	Second Quarter 2026
Dividend declared per common share	$0.3075	$0.3075
Dividend declaration date	February 4, 2026	April 22, 2026
Dividend record date	April 2, 2026	July 2, 2026
Dividend payable date	April 15, 2026	July 15, 2026

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

Our cash flow activities are summarized as follows (dollars in thousands):
Brixmor Property Group Inc.

	Three Months Ended March 31,
	2026	2025	$ Change
Net cash provided by operating activities	$141,184	$130,088	$11,096
Net cash provided by (used in) investing activities	35,387	(63,459)	98,846
Net cash used in financing activities	(113,534)	(337,893)	224,359

Net change in cash, cash equivalents and restricted cash	63,037	(271,264)	334,301
Cash, cash equivalents and restricted cash at beginning of period	361,530	378,692	(17,162)
Cash, cash equivalents and restricted cash at end of period	$424,567	$107,428	$317,139

Brixmor Operating Partnership LP

	Three Months Ended March 31,
	2026	2025	$ Change
Net cash provided by operating activities	$141,184	$130,088	$11,096
Net cash provided by (used in) investing activities	35,387	(63,459)	98,846
Net cash used in financing activities	(113,533)	(338,317)	224,784

Net change in cash, cash equivalents and restricted cash	63,038	(271,688)	334,726
Cash, cash equivalents and restricted cash at beginning of period	360,996	378,032	(17,036)
Cash, cash equivalents and restricted cash at end of period	$424,034	$106,344	$317,690

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the three months ended March 31, 2026, our net cash provided by operating activities increased $11.1 million as compared to the corresponding period in 2025. The increase was primarily due to (i) an increase in same property net operating income; (ii) a decrease in cash outflows for interest expense; and (iii) an increase in cash inflows for dividends and interest income; partially offset by (iv) a decrease in cash from net working capital; (v) a decrease in lease termination fees; (vi) an increase in cash outflows for G&A expense; and (vii) a decrease in net operating income due to net transaction activity and other non-same property net operating income.

Investing Activities
Net cash provided by (used in) investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the three months ended March 31, 2026, our net cash provided by (used in) investing activities increased $98.8 million as compared to the corresponding period in 2025. The increase was primarily due to (i) an increase of $84.0 million in net proceeds from sales of real estate assets; (ii) a decrease of $11.5 million in improvements to and investments in real estate assets; (iii) a decrease of $3.1 million in acquisitions of real estate assets; and (iv) a decrease of $0.2 million in purchases of marketable securities, net of sales.

Improvements to and investments in real estate assets
During the three months ended March 31, 2026 and 2025, we expended $71.0 million and $82.5 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $0.5 million and $0.6 million, respectively, which were received during the three months ended March 31, 2026 and 2025.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers. As of March 31, 2026, we had 39 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $302.4 million, of which $110.1 million had been incurred as of March 31, 2026. In addition, we have identified a pipeline of future redevelopment projects, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities, and we may acquire individual shopping centers or portfolios of shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the three months ended March 31, 2026, we did not acquire any assets. During the three months ended March 31, 2025, we acquired one land parcel for an aggregate purchase price of $3.1 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the three months ended March 31, 2026, we disposed of four shopping centers for aggregate net proceeds of $105.7 million. During the three months ended March 31, 2025, we disposed of two shopping centers and two partial shopping centers for aggregate net proceeds of $21.6 million.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the three months ended March 31, 2026, our net cash used in financing activities decreased $224.4 million as compared to the corresponding period in 2025. The decrease was primarily due to (i) a $233.0 million decrease in debt repayments, net of borrowings; and (ii) a $3.5 million decrease in deferred financing costs; partially offset by (iii) a $7.4 million increase in distributions to our common stockholders; and (iv) a $4.7 million increase in repurchases of common stock.

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

Our reconciliation of net income (calculated in accordance with GAAP) to Nareit FFO for the three months ended March 31, 2026 and 2025 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Brixmor Property Group Inc.	$127,750	$69,729
Depreciation and amortization related to real estate	103,919	104,448
Gain on sale of real estate assets	(52,097)	(3,070)
Nareit FFO	$179,572	$171,107
Nareit FFO per diluted share	$0.58	$0.56
Weighted average diluted shares outstanding	307,679	307,252

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

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	Change
Number of properties	338	338	—
Percent billed	91.3%	90.0%	1.3%
Percent leased	95.0%	94.3%	0.7%

Revenues
Rental income	$328,254	$311,156	$17,098
Other revenues	482	271	211
	328,736	311,427	17,309
Operating expenses
Operating costs	(39,614)	(37,490)	(2,124)
Real estate taxes	(43,648)	(43,325)	(323)
	(83,262)	(80,815)	(2,447)
Same property NOI	$245,474	$230,612	$14,862

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Brixmor Property Group Inc.	$127,750	$69,729
Adjustments:
Non-same property NOI	(8,510)	(8,823)
Lease termination fees	(1,630)	(4,111)
Straight-line rental income, net	(7,939)	(7,481)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(4,109)	(2,515)
Straight-line ground rent expense, net	160	134
Depreciation and amortization	105,202	105,597
General and administrative	28,192	28,173
Total other expense	6,351	49,901
Net income attributable to non-controlling interests	7	8
Same property NOI	$245,474	$230,612

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our annual report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, Brian T. Finnegan (who currently serves as Chief Executive Officer and President), and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer), concluded that BPG’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, Brian T. Finnegan (who currently serves as Chief Executive Officer and President) and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer) concluded that the Operating Partnership’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading "Legal Matters" in Note 14 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2025, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC should be carefully considered. These factors may materially affect our financial condition, operating results and cash flows. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock. As of March 31, 2026, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

BRIXMOR PROPERTY GROUP INC.

Date: April 27, 2026	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 27, 2026	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 27, 2026	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: April 27, 2026	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 27, 2026	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 27, 2026	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)