Form 10-Q
period 2026-06-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2026-07-27
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 1, 2026, Brixmor Property Group Inc. had 306,872,316 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2026 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of June 30, 2026, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
Equity, capital, and non-controlling interests are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent Company through BPG Sub and the General Partner and has in the past, and may in the future, include OP Units owned by third parties. Additionally, the Operating Partnership has redeemable preferred units owned by third parties. OP Units owned by third parties, if any, are accounted for outside of stockholders' equity in non-controlling interests in the Parent Company’s unaudited Condensed Consolidated Balance Sheets and redeemable preferred units are accounted for within the mezzanine section between Liabilities and Equity/Capital on the Company's and the Operating Partnership's unaudited Condensed Consolidated Balance Sheets.
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
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	June 30, 2026	December 31, 2025
Assets
Real estate
Land	$1,864,583	$1,849,779
Buildings and improvements	10,055,235	9,937,718
	11,919,818	11,787,497
Accumulated depreciation and amortization	(3,708,299)	(3,588,646)
Real estate, net	8,211,519	8,198,851

Cash and cash equivalents	170,889	334,422
Restricted cash	15,230	27,108
Marketable securities	23,504	21,283
Receivables, net	305,579	315,128
Deferred charges and prepaid expenses, net	173,752	169,326
Real estate assets held for sale	—	4,551
Other assets	106,239	62,468
Total assets	$9,006,712	$9,133,137

Liabilities
Debt obligations, net	$5,322,423	$5,494,753
Accounts payable, accrued expenses and other liabilities	631,703	628,328
Total liabilities	5,954,126	6,123,081

Commitments and contingencies (Note 14)	—	—
Redeemable non-controlling interests	30,643	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 315,999,308 and 315,231,761 shares issued and 306,872,316 and 306,104,769 shares outstanding	3,068	3,061
Additional paid-in capital	3,427,652	3,437,853
Accumulated other comprehensive income	12,140	1,722
Distributions in excess of net income	(421,159)	(432,822)
Total stockholders' equity	3,021,701	3,009,814
Non-controlling interests	242	242
Total equity	3,021,943	3,010,056
Total liabilities and equity	$9,006,712	$9,133,137
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental income	$353,892	$339,397	$708,229	$676,638
Other revenues	307	95	789	366
Total revenues	354,199	339,492	709,018	677,004

Operating expenses
Operating costs	44,227	39,877	86,141	79,088
Real estate taxes	44,279	43,559	89,682	88,452
Depreciation and amortization	110,258	103,277	215,460	208,874
Impairment of real estate assets	5,974	—	5,974	—
General and administrative	27,858	29,093	56,050	57,266
Total operating expenses	232,596	215,806	453,307	433,680

Other income (expense)
Dividends and interest	3,912	1,190	7,117	2,896
Interest expense	(60,898)	(54,409)	(120,290)	(108,493)
Gain on sale of real estate assets	9,820	15,755	61,917	18,825
Loss on extinguishment of debt, net	—	(296)	—	(296)
Other	(775)	(780)	(3,036)	(1,373)
Total other expense	(47,941)	(38,540)	(54,292)	(88,441)

Net income	73,662	85,146	201,419	154,883
Net income attributable to non-controlling interests	(151)	(7)	(158)	(15)
Net income attributable to Brixmor Property Group Inc.	$73,511	$85,139	$201,261	$154,868

Net income attributable to Brixmor Property Group Inc. per common share:
Basic	$0.24	$0.28	$0.65	$0.50
Diluted	$0.24	$0.28	$0.65	$0.50
Weighted average shares:
Basic	307,183	306,975	307,115	306,923
Diluted	307,920	307,609	307,695	307,547
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$73,662	$85,146	$201,419	$154,883
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	2,835	(2,013)	10,631	(6,315)
Change in unrealized gain (loss) on marketable securities	(104)	22	(213)	181
Total other comprehensive income (loss)	2,731	(1,991)	10,418	(6,134)
Comprehensive income	76,393	83,155	211,837	148,749
Comprehensive income attributable to non-controlling interests	(151)	(7)	(158)	(15)
Comprehensive income attributable to Brixmor Property Group Inc.	$76,242	$83,148	$211,679	$148,734
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2025	305,492	$3,055	$3,431,043	$8,218	$(458,638)	$244	$2,983,922
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,492)	—	(88,492)
Equity based compensation expense	—	—	4,650	—	—	—	4,650
Other comprehensive loss	—	—	—	(4,143)	—	—	(4,143)
Issuance of common stock, net of issuance costs	568	6	(6)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,645)	—	—	—	(11,645)
Net income	—	—	—	—	69,729	8	69,737
Ending balance, March 31, 2025	306,060	3,061	3,424,042	4,075	(477,401)	252	2,954,029
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,589)	—	(88,589)
Equity based compensation expense	—	—	5,135	—	—	—	5,135
Other comprehensive loss	—	—	—	(1,991)	—	—	(1,991)
Issuance of common stock	40	—	—	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(566)	—	—	—	(566)
Net income	—	—	—	—	85,139	7	85,146
Ending balance, June 30, 2025	306,100	$3,061	$3,428,611	$2,084	$(480,851)	$259	$2,953,164

Beginning balance, January 1, 2026	306,105	$3,061	$3,437,853	$1,722	$(432,822)	$242	$3,010,056
Common stock dividends ($0.3075 per common share)	—	—	—	—	(94,811)	—	(94,811)
Equity based compensation expense	—	—	2,636	—	—	—	2,636
Other comprehensive income	—	—	—	7,687	—	—	7,687
Issuance of common stock, net of issuance costs	732	7	(7)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(16,412)	—	—	—	(16,412)
Net income	—	—	—	—	127,750	7	127,757
Ending balance, March 31, 2026	306,837	3,068	3,424,070	9,409	(399,883)	249	3,036,913
Common stock dividends ($0.3075 per common share)	—	—	—	—	(94,787)	—	(94,787)
Equity based compensation expense	—	—	3,912	—	—	—	3,912
Other comprehensive income	—	—	—	2,731	—	—	2,731
Issuance of common stock	35	—	—	—	—	—	—
Accretion of redeemable non-controlling interests to redemption value	—	—	(330)	—	—	—	(330)
Non-controlling interests preferred return	—	—	—	—	—	(14)	(14)
Net income, excluding $144 attributable to redeemable non-controlling interests	—	—	—	—	73,511	7	73,518
Ending balance, June 30, 2026	306,872	$3,068	$3,427,652	$12,140	$(421,159)	$242	$3,021,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$201,419	$154,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,460	208,874
Accretion of debt premium and discount, net	(1,337)	(1,379)
Deferred financing cost amortization	3,988	3,581
Accretion of above- and below-market leases, net	(8,979)	(7,987)
Tenant inducement amortization and other	1,165	1,268
Impairment of real estate assets	5,974	—
Gain on sale of real estate assets	(61,917)	(18,825)
Equity based compensation	5,977	8,910
Loss on extinguishment of debt, net	—	296
Changes in operating assets and liabilities:
Receivables, net	5,742	(1,771)
Deferred charges and prepaid expenses	(19,296)	(20,779)
Other assets	316	146
Accounts payable, accrued expenses and other liabilities	(3,652)	(15,675)
Net cash provided by operating activities	344,860	311,542

Investing activities:
Improvements to and investments in real estate assets	(123,497)	(171,333)
Acquisitions of real estate assets	(103,227)	(7,474)
Deposits on acquisitions of real estate assets	—	(15,000)
Proceeds from sales of real estate assets	122,803	43,715
Purchase of marketable securities	(12,478)	(5,574)
Proceeds from sale of marketable securities	10,060	6,686
Net cash used in investing activities	(106,339)	(148,980)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	—	(407,000)
Proceeds from borrowings under unsecured revolving credit facility	—	407,000
Proceeds from unsecured notes	398,512	399,324
Repayment of borrowings under unsecured notes	(600,000)	(632,312)
Deferred financing and debt extinguishment costs	(4,127)	(12,332)
Net proceeds from issuances of common shares	(127)	(143)
Redeemable non-controlling interests issuance costs	(330)	—
Distributions to common stockholders	(191,449)	(177,711)
Repurchases of common shares in conjunction with equity award plans	(16,411)	(12,210)
Net cash used in financing activities	(413,932)	(435,384)

Net change in cash, cash equivalents and restricted cash	(175,411)	(272,822)
Cash, cash equivalents and restricted cash at beginning of period	361,530	378,692
Cash, cash equivalents and restricted cash at end of period	$186,119	$105,870

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$170,889	$104,973
Restricted cash	15,230	897
Cash, cash equivalents and restricted cash at end of period	$186,119	$105,870

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,232 and $2,223	$108,332	$110,573
Change in accrued capital expenditures	(2,744)	(14,989)
Supplemental disclosure of non-cash investing and/or financing activities:
Fair value of secured mortgage assumed for acquisition of real estate assets	$30,500	$—
Redeemable non-controlling interests issued for acquisition of real estate assets	30,499	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	June 30, 2026	December 31, 2025
Assets
Real estate
Land	$1,864,583	$1,849,779
Buildings and improvements	10,055,235	9,937,718
	11,919,818	11,787,497
Accumulated depreciation and amortization	(3,708,299)	(3,588,646)
Real estate, net	8,211,519	8,198,851

Cash and cash equivalents	170,357	333,888
Restricted cash	15,230	27,108
Marketable securities	23,504	21,283
Receivables, net	305,579	315,128
Deferred charges and prepaid expenses, net	173,752	169,326
Real estate assets held for sale	—	4,551
Other assets	106,239	62,468
Total assets	$9,006,180	$9,132,603

Liabilities
Debt obligations, net	$5,322,423	$5,494,753
Accounts payable, accrued expenses and other liabilities	631,703	628,328
Total liabilities	5,954,126	6,123,081

Commitments and contingencies (Note 14)	—	—
Redeemable preferred units	30,643	—

Capital
Partnership common units; 315,999,308 and 315,231,761 units issued and 306,872,316 and 306,104,769 units outstanding	3,009,029	3,007,558
Accumulated other comprehensive income	12,140	1,722
Total partners' capital	3,021,169	3,009,280
Non-controlling interests	242	242
Total capital	3,021,411	3,009,522
Total liabilities and capital	$9,006,180	$9,132,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental income	$353,892	$339,397	$708,229	$676,638
Other revenues	307	95	789	366
Total revenues	354,199	339,492	709,018	677,004

Operating expenses
Operating costs	44,227	39,877	86,141	79,088
Real estate taxes	44,279	43,559	89,682	88,452
Depreciation and amortization	110,258	103,277	215,460	208,874
Impairment of real estate assets	5,974	—	5,974	—
General and administrative	27,858	29,093	56,050	57,266
Total operating expenses	232,596	215,806	453,307	433,680

Other income (expense)
Dividends and interest	3,912	1,190	7,117	2,896
Interest expense	(60,898)	(54,409)	(120,290)	(108,493)
Gain on sale of real estate assets	9,820	15,755	61,917	18,825
Loss on extinguishment of debt, net	—	(296)	—	(296)
Other	(775)	(780)	(3,036)	(1,373)
Total other expense	(47,941)	(38,540)	(54,292)	(88,441)

Net income	73,662	85,146	201,419	154,883
Net income attributable to non-controlling interests	(7)	(7)	(14)	(15)
Net income attributable to Brixmor Operating Partnership LP	73,655	85,139	201,405	154,868
Redeemable preferred return	(144)	—	(144)	—
Net income available to Brixmor Operating Partnership LP common unitholders	$73,511	$85,139	$201,261	$154,868

Net income available to Brixmor Operating Partnership LP common unitholders per common unit:
Basic	$0.24	$0.28	$0.65	$0.50
Diluted	$0.24	$0.28	$0.65	$0.50
Weighted average units:
Basic	307,183	306,975	307,115	306,923
Diluted	307,920	307,609	307,695	307,547
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$73,662	$85,146	$201,419	$154,883
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	2,835	(2,013)	10,631	(6,315)
Change in unrealized gain (loss) on marketable securities	(104)	22	(213)	181
Total other comprehensive income (loss)	2,731	(1,991)	10,418	(6,134)
Comprehensive income	76,393	83,155	211,837	148,749
Comprehensive income attributable to non-controlling interests	(7)	(7)	(14)	(15)
Comprehensive income attributable to Brixmor Operating Partnership LP	$76,386	$83,148	$211,823	$148,734
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Beginning balance, January 1, 2025	$2,974,800	$8,218	$244	$2,983,262
Distributions to common partners	(88,916)	—	—	(88,916)
Equity based compensation expense	4,650	—	—	4,650
Other comprehensive loss	—	(4,143)	—	(4,143)
Repurchases of OP Units in conjunction with equity award plans	(11,645)	—	—	(11,645)
Net income	69,729	—	8	69,737
Ending balance, March 31, 2025	2,948,618	4,075	252	2,952,945
Distributions to common partners	(88,589)	—	—	(88,589)
Equity based compensation expense	5,135	—	—	5,135
Other comprehensive loss	—	(1,991)	—	(1,991)
Repurchases of OP Units in conjunction with equity award plans	(566)	—	—	(566)
Net income	85,139	—	7	85,146
Ending balance, June 30, 2025	$2,949,737	$2,084	$259	$2,952,080

Beginning balance, January 1, 2026	$3,007,558	$1,722	$242	$3,009,522
Distributions to common partners	(94,810)	—	—	(94,810)
Equity based compensation expense	2,636	—	—	2,636
Other comprehensive income	—	7,687	—	7,687
Repurchases of OP Units in conjunction with equity award plans	(16,412)	—	—	(16,412)
Net income	127,750	—	7	127,757
Ending balance, March 31, 2026	3,026,722	9,409	249	3,036,380
Distributions to common partners	(94,786)	—	—	(94,786)
Equity based compensation expense	3,912	—	—	3,912
Other comprehensive income	—	2,731	—	2,731
Accretion of redeemable preferred units to redemption value	(330)	—	—	(330)
Non-controlling interests preferred return	—	—	(14)	(14)
Net income, excluding $144 attributable to redeemable preferred units	73,511	—	7	73,518
Ending balance, June 30, 2026	$3,009,029	$12,140	$242	$3,021,411
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$201,419	$154,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,460	208,874
Accretion of debt premium and discount, net	(1,337)	(1,379)
Deferred financing cost amortization	3,988	3,581
Accretion of above- and below-market leases, net	(8,979)	(7,987)
Tenant inducement amortization and other	1,165	1,268
Impairment of real estate assets	5,974	—
Gain on sale of real estate assets	(61,917)	(18,825)
Equity based compensation	5,977	8,910
Loss on extinguishment of debt, net	—	296
Changes in operating assets and liabilities:
Receivables, net	5,742	(1,771)
Deferred charges and prepaid expenses	(19,296)	(20,779)
Other assets	316	146
Accounts payable, accrued expenses and other liabilities	(3,652)	(15,675)
Net cash provided by operating activities	344,860	311,542

Investing activities:
Improvements to and investments in real estate assets	(123,497)	(171,333)
Acquisitions of real estate assets	(103,227)	(7,474)
Deposits on acquisitions of real estate assets	—	(15,000)
Proceeds from sales of real estate assets	122,803	43,715
Purchase of marketable securities	(12,478)	(5,574)
Proceeds from sale of marketable securities	10,060	6,686
Net cash used in investing activities	(106,339)	(148,980)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	—	(407,000)
Proceeds from borrowings under unsecured revolving credit facility	—	407,000
Proceeds from unsecured notes	398,512	399,324
Repayment of borrowings under unsecured notes	(600,000)	(632,312)
Deferred financing and debt extinguishment costs	(4,127)	(12,332)
Net proceeds from issuances of OP Units	(127)	(143)
Redeemable preferred units issuance costs	(330)	—
Partner distributions and repurchases of OP Units	(207,858)	(190,345)
Net cash used in financing activities	(413,930)	(435,808)

Net change in cash, cash equivalents and restricted cash	(175,409)	(273,246)
Cash, cash equivalents and restricted cash at beginning of period	360,996	378,032
Cash, cash equivalents and restricted cash at end of period	$185,587	$104,786

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$170,357	$103,889
Restricted cash	15,230	897
Cash, cash equivalents and restricted cash at end of period	$185,587	$104,786

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,232 and $2,223	$108,332	$110,573
Change in accrued capital expenditures	(2,744)	(14,989)
Supplemental disclosure of non-cash investing and/or financing activities:
Fair value of secured mortgage assumed for acquisition of real estate assets	$30,500	$—
Redeemable preferred units issued for acquisition of real estate assets	30,499	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of June 30, 2026, the Company’s portfolio was comprised of 346 shopping centers (the "Portfolio") totaling approximately 63 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

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

Forward Equity Sales
Forward equity sale contracts under the Company’s at-the-market equity offering program (the "ATM Program") are evaluated under Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. The Company has determined that the forward sale contracts meet the criteria for equity classification, and as such, these contracts are classified as equity instruments and are not recognized on the Company’s unaudited Condensed Consolidated Balance Sheets until settlement. The Company also accounts for the potential dilution from forward sale contracts in earnings per share calculations, using the treasury stock method to determine any dilutive impact prior to settlement.

Redeemable Non-controlling Interests
The Company accounts for Redeemable non-controlling interests in accordance with ASC 810, Consolidation, and ASC 480, Distinguishing Liabilities from Equity. Redeemable non-controlling interests represent redeemable preferred units issued by the Operating Partnership in connection with a certain property acquisition. The redeemable preferred units have a stated liquidation preference, accrue cumulative distributions, and are redeemable or convertible at the holders’ option. Upon redemption, the Company may settle the obligation in cash or shares of the Company’s common stock equal to the redemption value. Holders may also elect to convert the units into a fixed number of OP Units or shares of the Company’s common stock; however, conversion election into shares of the Company’s common stock may be settled in cash at the Company’s election. As the units contain holder-controlled redemption features that are not solely within the Company’s control, the units are considered contingently redeemable and are classified outside of permanent equity. Accordingly, the units are presented as Redeemable non-controlling interests and Redeemable preferred units within the mezzanine section between Liabilities and Equity/Capital on each of the Company’s and the Operating Partnership’s unaudited Condensed Consolidated Balance Sheets, respectively. Amounts attributable to redeemable preferred units are presented within Net income attributable to non-controlling interests and Redeemable preferred return on each of the Company’s and the Operating Partnership’s unaudited Condensed Consolidated Statements of Operations, respectively.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of June 30, 2026 and December 31, 2025. Open tax years generally range from 2022 through 2025 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

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

2. Acquisition of Real Estate
During the six months ended June 30, 2026, the Company acquired the following assets, in separate transactions (dollars in thousands, unless otherwise specified):

				Aggregate Purchase Price(1)
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Other	Total
Mayfair Shopping Center(2)	Commack, NY	May-26	221,010	$8,414	$30,500	$30,499	$69,413
Vintage Marketplace	Houston, TX	May-26	72,184	32,815	—	—	32,815
Jones Crossing	College Station, TX	Jun-26	163,472	46,734	—	—	46,734
Stanford Station	Panama City, FL	Jun-26	96,844	15,264	—	—	15,264
			553,510	$103,227	$30,500	$30,499	$164,226
(1)Aggregate purchase price includes $1.8 million of transaction costs, offset by $1.9 million of closing credits.
(2)Other consists of $30.5 million of redeemable preferred units issued by the Operating Partnership in connection with the acquisition. See Note 11 for additional information regarding the redeemable preferred units.

During the six months ended June 30, 2025, the Company acquired the following assets, in separate transactions (dollars in thousands, unless otherwise specified):

				Aggregate Purchase Price(1)
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Other	Total
Land at Suffolk Plaza	East Setauket, NY	Jan-25	—	$3,144	$—	$—	$3,144
Leases at Plaza at Buckland Hills	Manchester, CT	Jun-25	—	4,330	—	—	4,330
			—	$7,474	$—	$—	$7,474
(1)Aggregate purchase price includes $0.1 million of transaction costs.

The aggregate purchase price of the assets acquired during the six months ended June 30, 2026 and 2025, respectively, has been allocated as follows (dollars in thousands):

	Six Months Ended June 30,
Assets	2026	2025
Land	$28,475	$3,144
Buildings	73,563	4,330
Building and tenant improvements	19,602	—
Above-market leases(1)	19	—
In-place leases(2)	34,310	—
Operating lease right-of-use assets, net(3)	41,624	—
Total assets	$197,593	$7,474

Liabilities
Below-market leases(4)	25,347	—
Operating lease liabilities(3)	8,020	—
Total liabilities	33,367	—
Net assets acquired	$164,226	$7,474
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the six months ended June 30, 2026 was 4.2 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the six months ended June 30, 2026 was 7.9 years.
(3)The weighted average amortization period at the time of acquisition for operating lease right-of-use assets, net and operating lease liabilities related to assets acquired during the six months ended June 30, 2026 was 90.2 years.
(4)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the six months ended June 30, 2026 was 28.9 years.

3. Dispositions and Assets Held for Sale
During the three months ended June 30, 2026, the Company disposed of two shopping centers for aggregate net proceeds of $14.6 million, resulting in aggregate gain of $7.4 million. In addition, during the three months ended June 30, 2026, the Company received aggregate net proceeds of $2.6 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $2.4 million. During the six months ended June 30, 2026, the Company disposed of six shopping centers for aggregate net proceeds of $120.5 million, resulting in aggregate gain of $59.8 million. In addition, during the six months ended June 30, 2026, the Company received aggregate net proceeds of $2.3 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $2.1 million.

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

As of June 30, 2026, the Company had no properties held for sale. As of December 31, 2025, the Company had one property held for sale. There were no liabilities associated with the property classified as held for sale. The following table presents the assets associated with the property classified as held for sale (in thousands):

Assets	June 30, 2026	December 31, 2025
Land	$—	$233
Buildings and improvements	—	5,579
Accumulated depreciation and amortization	—	(1,407)
Real estate, net	—	4,405
Other assets	—	146
Assets associated with real estate assets held for sale	$—	$4,551

There were no discontinued operations for the three and six months ended June 30, 2026 and 2025 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following (in thousands, unless otherwise specified):

	June 30, 2026	December 31, 2025
Land	$1,864,583	$1,849,779
Buildings and improvements:
Buildings and tenant improvements	9,495,751	9,388,978
Lease intangibles(1)	559,484	548,740
	11,919,818	11,787,497
Accumulated depreciation and amortization(2)	(3,708,299)	(3,588,646)
Total	$8,211,519	$8,198,851
(1)As of June 30, 2026 and December 31, 2025, Lease intangibles consisted of $520.5 million and $508.2 million, respectively, of in-place leases and $39.0 million and $40.6 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of June 30, 2026 and December 31, 2025, Accumulated depreciation and amortization included $430.0 million and $426.6 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of June 30, 2026 and December 31, 2025, the Company had intangible liabilities relating to below-market leases of $404.8 million and $389.1 million, respectively, and accumulated accretion of $244.2 million and $244.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended June 30, 2026 and 2025 was $4.3 million and $4.7 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the six months ended June 30, 2026 and 2025 was $9.0 million and $8.0 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended June 30, 2026 and 2025 was $9.0 million and $7.4 million, respectively. Amortization expense associated with in-place lease value for the six months ended June 30, 2026 and 2025 was $18.6 million and $14.3 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows (in thousands):

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2026 (remaining six months)	$(7,170)	$17,743
2027	(12,959)	28,191
2028	(11,842)	20,712
2029	(10,691)	14,453
2030	(10,023)	9,229
2031	(9,594)	8,053

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

The Company recognized the following impairment during the three and six months ended June 30, 2026 (dollars in thousands):

Three and Six Months Ended June 30, 2026
Property Name(1)	Location	GLA	Impairment Charge
High Point Centre	Lombard, IL	240,345	$5,974
		240,345	$5,974

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts, generally based on the Secured Overnight Financing Rate ("SOFR"), from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. Interest rate lock agreements designated as cash flow hedges generally involve the Company locking a fixed benchmark U.S. treasury rate with a counterparty for a specified future period to hedge variability in future cash flows attributable to changes in interest rates. Interest rate lock agreements are settled in cash on the specified settlement date without the exchange of the underlying notional amount. The Company utilizes interest rate swap and interest rate lock agreements to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. The Company has elected to present its interest rate derivatives on its unaudited Consolidated Balance Sheets on a gross basis as interest rate derivative assets and interest rate derivative liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

In February 2026, the Company entered into two interest rate lock agreements with an aggregate notional amount of $200.0 million to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the forecasted issuance date of $200.0 million of fixed-rate debt. In May 2026, the Company terminated the two interest rate lock agreements in connection with the issuance of the 2036 Notes (defined hereafter), for aggregate net proceeds of $6.2 million. The net proceeds are included in Accumulated other comprehensive income on the Company's unaudited Condensed Consolidated Balance Sheets and will be amortized over the term of interest payments hedged by the interest rate lock agreements, as a reduction to Interest expense on the Company's unaudited Condensed Consolidated Statements of Operations. During the year ended December 31, 2025, the Company did not enter into or terminate any interest rate swap or interest rate lock agreements.

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of June 30, 2026 is as follows (dollars in thousands):

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month SOFR	3.58900%	$100,000	$376	$—
5/1/2023	7/26/2027	1 Month SOFR	3.59500%	75,000	277	—
5/1/2023	7/26/2027	1 Month SOFR	3.59300%	25,000	93	—
7/26/2024	7/26/2027	1 Month SOFR	4.07670%	100,000	—	(139)
7/26/2024	7/26/2027	1 Month SOFR	4.07700%	100,000	—	(139)
7/26/2024	7/26/2027	1 Month SOFR	4.07670%	50,000	—	(70)
7/26/2024	7/26/2027	1 Month SOFR	4.07700%	50,000	—	(70)
				$500,000	$746	$(418)

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of December 31, 2025 is as follows (dollars in thousands):

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

All of the Company's outstanding interest rate swap and interest rate lock agreements for the periods presented were designated as cash flow hedges of interest rate risk. The fair value of the Company’s interest rate derivatives is determined using market standard valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivative, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatility. These inputs are classified as Level 2 of the fair value hierarchy. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recognized in Other comprehensive income on the Company's unaudited Condensed Consolidated Statements of Comprehensive Income and is reclassified into earnings as interest expense in the period that the hedged transaction affects earnings.

The effective portion of the Company’s interest rate derivatives that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Derivatives)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Change in unrealized gain (loss) on interest rate swaps	$2,813	$(1,273)	$10,540	$(4,839)
Amortization (Accretion) of interest rate swaps to interest expense	22	(740)	91	(1,476)
Change in unrealized gain (loss) on interest rate swaps, net	$2,835	$(2,013)	$10,631	$(6,315)

The Company estimates that $1.6 million will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and six months ended June 30, 2026 and 2025.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of June 30, 2026 and December 31, 2025, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of June 30, 2026 and December 31, 2025, the Company had the following indebtedness outstanding (dollars in thousands):

	Carrying Value as of
	June 30, 2026	December 31, 2025	Stated Interest Rate(1)	Scheduled Maturity Date
Secured mortgage
Fixed rate secured mortgage	$30,500	$—	5.50%	2031
Total secured mortgage, net	$30,500	$—

Notes payable
Unsecured notes(2)	$4,818,453	$5,018,453	2.25% – 7.97%	2026 – 2036
Net unamortized premium	7,452	10,277
Net unamortized debt issuance costs	(25,220)	(23,797)
Total notes payable, net	$4,800,685	$5,004,933

Unsecured Credit Facility
Revolving Facility	$—	$—	4.46%	2029
Term Loan Facility(3)(4)	500,000	500,000	4.47%	2030
Net unamortized debt issuance costs	(8,762)	(10,180)
Total Unsecured Credit Facility and term loans	$491,238	$489,820

Total debt obligations, net	$5,322,423	$5,494,753
(1)Stated interest rates as of June 30, 2026 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)As of June 30, 2026, the weighted average stated interest rate on the Company’s unsecured notes was 4.30%.
(3)Effective July 26, 2024, the Company has four interest rate swap agreements in place that convert the variable interest rate on $300.0 million outstanding under the Term Loan Facility (defined hereafter) to a fixed, combined interest rate of 4.08% (plus a spread, currently 85 basis points) through July 26, 2027.
(4)Effective May 1, 2023, the Company has three interest rate swap agreements in place that convert the variable interest rate on $200.0 million outstanding under the Term Loan Facility to a fixed, combined interest rate of 3.59% (plus a spread, currently 85 basis points) through July 26, 2027.

2026 Debt Transactions
During the six months ended June 30, 2026, the Operating Partnership repaid $600.0 million principal amount of 4.125% Senior Notes due 2026 (the "2026 Notes"), representing all of the outstanding 2026 Notes. The Operating Partnership funded the 2026 Notes repayment with available cash, proceeds from the 2036 Notes (defined hereafter), and dispositions.

On May 5, 2026, the Operating Partnership issued $400.0 million aggregate principal amount of Senior Notes due 2036 (the "2036 Notes") at 99.628% of par. The Operating Partnership used the net proceeds for the repayment of indebtedness. The 2036 Notes bear interest at a rate of 5.375% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 2026. The 2036 Notes will mature on June 15, 2036.

On May 27, 2026, the Operating Partnership assumed secured mortgage debt with a principal amount and fair value of $30.5 million, in connection with the acquisition of one shopping center. The secured mortgage debt bears interest at a rate of 5.500% per annum, payable monthly in arrears on the first of the following month. The secured mortgage debt will mature on June 1, 2031. As of June 30, 2026, no other properties were encumbered by secured indebtedness. See Note 2 for additional information regarding the acquisition.

2025 Debt Transactions
During the year ended December 31, 2025, the Operating Partnership repaid $632.3 million principal amount of the 3.850% Senior Notes due 2025 (the "2025 Notes"), representing all of the outstanding 2025 Notes. The Operating Partnership funded the 2025 Notes repayments with available cash, proceeds from the Revolving Facility (defined hereafter), and dispositions.

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

Debt Maturities
As of June 30, 2026 and December 31, 2025, the Company had accrued interest of $67.2 million and $63.6 million outstanding, respectively. As of June 30, 2026, scheduled maturities of the Company’s outstanding debt obligations were as follows (in thousands):

Year ending December 31,
2026 (remaining six months)	$7,542
2027	400,000
2028	357,708
2029	753,203
2030	1,300,000
2031	530,500
Thereafter	2,000,000
Total debt maturities	5,348,953
Net unamortized premium	7,452
Net unamortized debt issuance costs	(33,982)
Total debt obligations, net	$5,322,423

As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $7.5 million outstanding principal balance of Senior Notes due 2026 and $400.0 million outstanding principal balance of Senior Notes due 2027. The Company currently believes it has sufficient cash and cash equivalents and liquidity to satisfy these scheduled debt maturities.

Debt Covenants
Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of June 30, 2026.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Secured mortgage	$30,500	$30,296	$—	$—
Notes payable	4,800,685	4,730,929	5,004,933	4,986,781
Unsecured Credit Facility	491,238	500,000	489,820	500,000
Total debt obligations, net	$5,322,423	$5,261,225	$5,494,753	$5,486,781

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

The following table presents the placement in the fair value hierarchy of assets that are measured and recognized at fair value on a recurring basis (in thousands, unless otherwise specified):

	Fair Value Measurements as of June 30, 2026
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$23,504	$9,540	$13,964	$—
Interest rate derivatives	$746	$—	$746	$—

Liabilities:
Interest rate derivatives	$(418)	$—	$(418)	$—

	Fair Value Measurements as of December 31, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,283	$1,836	$19,447	$—

Liabilities:
Interest rate derivatives	$(4,553)	$—	$(4,553)	$—
(1)As of June 30, 2026 and December 31, 2025, marketable securities included less than $(0.1) million and $0.2 million of net unrealized (losses) gains, respectively. As of June 30, 2026, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the six months ended June 30, 2026 and year ended December 31, 2025, excluding the properties sold prior to June 30, 2026 and December 31, 2025, respectively (dollars in thousands, unless otherwise specified):

	Fair Value Measurements as of June 30, 2026
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(1)(2)	$23,945	$—	$—	$23,945	$5,974

	Fair Value Measurements as of December 31, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment of Real Estate Assets
Assets:
Properties(3)(4)	$358	$—	$—	$358	$1,679

(1)Excludes properties disposed of prior to June 30, 2026.
(2)The carrying value of High Point Centre, which was remeasured to fair value based upon offers from third-party buyers during the six months ended June 30, 2026, is $23.9 million.
(3)Excludes properties disposed of prior to December 31, 2025.
(4)The carrying value of The Shoppes at North Olmsted, which was remeasured to fair value based on a discounted cash flow analysis during the year ended December 31, 2025, was $0.4 million. The discount rate of 8.0% which was utilized in the discounted cash flow analysis was based upon unobservable rates that the Company believes to be within a reasonable range of current market rates for the property.

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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $2.9 million and $2.8 million of income based on percentage rents for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $7.9 million and $6.8 million of income based on percentage rents for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of June 30, 2026, the Company does not include any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Statements of Operations Information	2026	2025	2026	2025
Operating lease costs	$1,730	$1,715	$3,446	$3,402
Variable lease costs	29	62	103	138
Total lease costs	$1,759	$1,777	$3,549	$3,540

	Six Months Ended June 30,
Supplemental Statements of Cash Flows Information	2026	2025
Operating cash outflows from operating leases	$3,138	$3,146
ROU assets obtained in exchange for operating lease liabilities	43,865	8,688

Operating Lease Liabilities	As of June 30, 2026
Future minimum operating lease payments:
2026 (remaining six months)	$3,208
2027	6,076
2028	6,021
2029	5,985
2030	5,471
2031	4,560
Thereafter	170,690
Total future minimum operating lease payments	202,011
Less: imputed interest	(146,146)
Operating lease liabilities	$55,865

Supplemental Balance Sheets Information	As of June 30, 2026	As of December 31, 2025
Operating lease liabilities(1)(2)	$55,865	$47,351
ROU assets(1)(3)	85,803	44,114
(1)As of June 30, 2026 and December 31, 2025, the weighted average remaining lease term was 34.8 years and 26.1 years, respectively, and the weighted average discount rate was 6.74% and 6.35%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of June 30, 2026, there were no material leases that have been executed but not yet commenced.

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

During the six months ended June 30, 2026, the Company entered into forward sale contracts under the ATM Program through which it is expected to issue 3.9 million shares of its common stock at a weighted-average offering price of $29.85, before commissions and fees. The forward contracts must be settled by March 15, 2027 and the Company has the ability to elect cash or net share settlement rather than physical settlement, which, if elected, could result in cash outflows rather than share issuances. The Company currently intends to physically settle these agreements. As of June 30, 2026, no shares under the forward sale contracts have settled. Anticipated proceeds from the issuance of shares under physical settlement of the forward sale contracts are approximately $116.0 million, before commissions and fees, and are expected to be used for general corporate purposes. During the six months ended June 30, 2025, the Company did not issue any shares of common stock under ATM Program. As of June 30, 2026, $284.0 million of common stock remained available for issuance under the ATM Program, including the impact of forward sales contracts.

Share Repurchase Program
In October 2025, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on October 28, 2028, unless suspended or extended by the Company's board of directors. During the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares of common stock pursuant to the Repurchase Program. As of June 30, 2026, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the six months ended June 30, 2026 and 2025, the Company withheld 0.6 million and 0.4 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended June 30, 2026 and 2025, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.3075 per share/unit and $0.2875 per share/unit, respectively. During the six months ended June 30, 2026 and 2025, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.6150 per share/unit and $0.5750 per share/unit, respectively. As of June 30, 2026 and December 31, 2025, the Company had declared but unpaid common stock dividends and OP Unit distributions of $96.1 million and $98.0 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Non-controlling Interests
During the year ended December 31, 2024, the Company completed the acquisition of 100% of the common equity in entities owning North Ridge Shopping Center and The Plaza at Buckland Hills. As of June 30, 2026 and December 31, 2025, the acquired entities have $0.2 million of issued and outstanding preferred equity, which the Company did not acquire, which is reflected in Non-controlling interests on the Company’s unaudited Condensed Consolidated Balance Sheets.

Redeemable Non-controlling Interests/Redeemable Preferred Units
During the six months ended June 30, 2026, the Operating Partnership issued $30.5 million of redeemable preferred units (the "Series A Preferred Units"), in connection with the acquisition of one shopping center. The Series A Preferred Units contain redemption features not solely within the Company’s control and are classified as Redeemable non-controlling interests and as Redeemable preferred units in each of the Company’s and the Operating Partnership’s unaudited Condensed Consolidated Balance Sheets, respectively. Amounts attributable to redeemable preferred units are presented within Net income attributable to non-controlling interests and Redeemable preferred return on each of the Company's and the Operating Partnership's unaudited Condensed Consolidated Statements of Operations, respectively.

The Series A Preferred Units rank senior to the OP Units with respect to distributions and liquidation rights and have a liquidation preference of $25.00 per unit. Distributions on the Series A Preferred Units equal an amount per unit of 5.00% of the $25.00 liquidation preference and are cumulative. Holders of the Series A Preferred Units may require the Operating Partnership to redeem all or a portion of the units at any time. Upon a redemption request, the Company may settle in shares of the Company’s common stock or cash equal to the liquidation preference plus accumulated and unpaid distributions. Holders may also convert or exchange the Series A Preferred Units into a fixed number of OP Units or shares of the Company’s common stock at a fixed conversion price. As of June 30, 2026, 1,219,947 Series A Preferred Units remained outstanding.

The following table presents changes in Redeemable non-controlling interests/Redeemable preferred units for the six months ended June 30, 2026 and year ended December 31, 2025 (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance at beginning of period	$—	$—
Acquisition of real estate assets(1)	30,499	—
Redeemable preferred units issuance costs(1)	(330)	—
Redeemable preferred return	144	—
Accretion of redeemable preferred units to redemption value	330	—
Balance at end of period	$30,643	$—
(1)Relates to the issuance of Series A Preferred Units during the six months ended June 30, 2026, as described above.

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

During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.5 million and 0.6 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSU's granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Volatility	22.0% - 24.0%	20.0% - 26.0%
Weighted average risk-free interest rate	3.47% - 3.73%	4.24% - 4.24%
Weighted average common stock dividend yield	4.3% - 4.5%	4.3% - 4.5%

During the three months ended June 30, 2026 and 2025, the Company recognized $3.9 million and $5.1 million of equity compensation expense, respectively, of which $0.3 million and $0.3 million was capitalized, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized $6.5 million and $9.8 million of equity compensation expense, respectively, of which $0.6 million and $0.9 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2026, the Company had $19.8 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Computation of Basic Earnings Per Share:
Net income	$73,662	$85,146	$201,419	$154,883
Net income attributable to non-controlling interests	(151)	(7)	(158)	(15)
Non-forfeitable dividends on unvested restricted shares(1)	(172)	(186)	(343)	(346)
Accretion of redeemable non-controlling interests to redemption value	(330)	—	(330)	—
Net income attributable to the Company’s common stockholders for basic earnings per share	$73,009	$84,953	$200,588	$154,522

Weighted average number shares outstanding – basic(2)	307,183	306,975	307,115	306,923

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.24	$0.28	$0.65	$0.50

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$73,009	$84,953	$200,588	$154,522

Weighted average shares outstanding – basic	307,183	306,975	307,115	306,923
Effect of dilutive securities:(3)(4)
Unsettled forward sales contracts(4)	126	—	8	—
Equity awards(5)	611	634	572	624
Weighted average shares outstanding – diluted	307,920	307,609	307,695	307,547

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.24	$0.28	$0.65	$0.50
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
(3)As of June 30, 2026, the Company had redeemable non-controlling interests outstanding which, upon redemption, may result in issuance of shares of common stock. The redeemable non-controlling interests were evaluated using the if-converted method and determined to be anti-dilutive in the calculation of diluted EPS for the three and six months ended June 30, 2026. As of June 30, 2025, the Company did not have any redeemable non-controlling interests outstanding.
(4)As of June 30, 2026, the Company had unsettled forward sales contracts under which it is expected to issue 3.9 million shares of common stock. The forward sales contracts were evaluated using the treasury stock method and determined to be dilutive. Accordingly, dilutive shares were included in the calculation of diluted EPS for the three and six months ended June 30, 2026. As of June 30, 2025, the Company did not have any unsettled forward sales contracts.
(5)Unvested restricted shares that did not qualify as participating securities were included in the diluted EPS calculation using the treasury stock method.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and six months ended June 30, 2026 and 2025 (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Computation of Basic Earnings Per Unit:
Net income	$73,662	$85,146	$201,419	$154,883
Net income attributable to non-controlling interests	(7)	(7)	(14)	(15)
Non-forfeitable distributions on unvested restricted units(1)	(172)	(186)	(343)	(346)
Redeemable preferred return	(144)	—	(144)	—
Accretion of redeemable preferred units to redemption value	(330)	—	(330)	—
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$73,009	$84,953	$200,588	$154,522

Weighted average number common units outstanding – basic(2)	307,183	306,975	307,115	306,923

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.24	$0.28	$0.65	$0.50

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$73,009	$84,953	$200,588	$154,522

Weighted average common units outstanding – basic	307,183	306,975	307,115	306,923
Effect of dilutive securities:(3)(4)
Unsettled forward sales contracts(4)	126	—	8	—
Equity awards(5)	611	634	572	624
Weighted average common units outstanding – diluted	307,920	307,609	307,695	307,547

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.24	$0.28	$0.65	$0.50
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
(3)As of June 30, 2026, the Operating Partnership had redeemable preferred units outstanding which, on redemption, may result in issuance of common units. The redeemable preferred units were evaluated using the if-converted method and determined to be anti-dilutive in the calculation of diluted EPS for the three and six months ended June 30, 2026. As of June 30, 2025, the Company did not have any redeemable preferred units outstanding.
(4)As of June 30, 2026, the Company had unsettled forward sales contracts under which it is expected to issue 3.9 million OP Units. The forward sales contracts were evaluated using the treasury stock method and determined to be dilutive. Accordingly, dilutive units were included in the calculation of diluted EPS for the three and six months ended June 30, 2026. As of June 30, 2025, the Company did not have any unsettled forward sales contracts.
(5)Unvested restricted units that did not qualify as participating securities were included in the diluted EPS calculation using the treasury stock method.

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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any material governmental fines resulting from environmental matters.

15. Segment Reporting
The Company operates and derives revenue from its Portfolio of community and neighborhood shopping centers. As of June 30, 2026, the properties in the Portfolio are located across 29 states throughout 96 metropolitan markets. The Chief Executive Officer serves as the Company's Chief Operating Decision Maker (the "CODM") and evaluates performance and resource allocation on a Portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the "Reporting Segment") for disclosure purposes in accordance with GAAP.

Net income attributable to Brixmor Property Group Inc., as presented on the Company's unaudited Condensed Consolidated Statements of Operations is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total assets, as presented on the Company's unaudited Condensed Consolidated Balance Sheets is used to measure the Reporting Segment's assets.

The following table presents revenues and significant segment expenses for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$354,199	$339,492	$709,018	$677,004

Operating costs	(44,227)	(39,877)	(86,141)	(79,088)
Real estate taxes	(44,279)	(43,559)	(89,682)	(88,452)
Depreciation and amortization	(110,258)	(103,277)	(215,460)	(208,874)
Impairment of real estate assets	(5,974)	—	(5,974)	—
General and administrative(1)	(27,858)	(29,093)	(56,050)	(57,266)
Interest expense	(60,898)	(54,409)	(120,290)	(108,493)
Other segment items(2)	12,806	15,862	65,840	20,037

Segment net income	$73,511	$85,139	$201,261	$154,868

Reconciliation of Segment net income to Net income attributable to Brixmor Property Group Inc.
Adjustments	—	—	—	—
Net income attributable to Brixmor Property Group Inc.	$73,511	$85,139	$201,261	$154,868

(1)The following table presents General and administrative expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee compensation, net	$(20,432)	$(21,639)	$(42,155)	$(44,056)
Other general and administrative, net	(7,426)	(7,454)	(13,895)	(13,210)
Total general and administrative	$(27,858)	$(29,093)	$(56,050)	$(57,266)

(2)Other segment items for the Company include Dividends and interest, Gain on sale of real estate assets, Loss on extinguishment of debt, net, Other, and Net income attributable to non-controlling interests. See the Company's unaudited Condensed Consolidated Statements of Operations for additional information on these amounts.

16. Related Party Transactions
As of June 30, 2026 and December 31, 2025, there were no material receivables from or payables to related parties. During the three and six months ended June 30, 2026 and 2025, the Company did not engage in any material related-party transactions.

17. Subsequent Events
In preparing the Company's unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after June 30, 2026 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from June 30, 2026 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of June 30, 2026, our portfolio was comprised of 346 shopping centers (the "Portfolio") totaling approximately 63 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of June 30, 2026, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2025, and intends to satisfy such requirements for subsequent taxable years.

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

Leasing Highlights
As of June 30, 2026, billed and leased occupancy were 90.4% and 94.8%, respectively, as compared to 89.7% and 94.2%, respectively, as of June 30, 2025.

The following table summarizes our executed leasing activity for the three months ended June 30, 2026 and 2025 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Three Months Ended June 30, 2026
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	334	2,532,750	$19.88	$3.82	$2.12	13.6%
New and renewal leases	267	1,423,280	22.93	6.79	3.77	19.1%
New leases	112	633,541	23.65	14.55	8.16	31.3%
Renewal leases	155	789,739	22.36	0.56	0.25	15.5%
Option leases	67	1,109,470	15.96	—	—	7.5%

For the Three Months Ended June 30, 2025
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	459	2,465,322	$20.72	$3.65	$2.61	19.4%
New and renewal leases	400	1,708,956	23.80	5.27	3.77	24.2%
New leases	153	922,941	22.17	8.31	6.98	43.8%
Renewal leases	247	786,015	25.72	1.69	0.01	15.1%
Option leases	59	756,366	13.77	—	—	6.8%
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

The following table summarizes our executed leasing activity for the six months ended June 30, 2026 and 2025 (dollars in thousands, except for PSF amounts):

For the Six Months Ended June 30, 2026
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	619	4,527,693	$20.34	$3.95	$2.45	15.9%
New and renewal leases	500	2,694,392	23.19	6.63	4.11	22.6%
New leases	220	1,306,333	23.66	12.91	8.30	36.6%
Renewal leases	280	1,388,059	22.74	0.73	0.17	18.0%
Option leases	119	1,833,301	16.15	—	—	7.7%

For the Six Months Ended June 30, 2025
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	793	4,712,716	$19.88	$3.06	$2.18	17.3%
New and renewal leases	669	3,003,948	23.16	4.81	3.43	22.7%
New leases	257	1,458,327	22.38	8.79	7.04	45.0%
Renewal leases	412	1,545,621	23.89	1.04	0.01	14.6%
Option leases	124	1,708,768	14.12	—	—	7.0%
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

Acquisition Activity
•During the six months ended June 30, 2026, we acquired four shopping centers for an aggregate purchase price of $164.2 million, including transaction costs and closing credits.

•During the six months ended June 30, 2025, we acquired one land parcel and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $7.5 million, including transaction costs and closing credits.

Disposition Activity
•During the six months ended June 30, 2026, we disposed of six shopping centers for aggregate net proceeds of $120.5 million, resulting in aggregate gain of $59.8 million. In addition, during the six months ended June 30, 2026, we received aggregate net proceeds of $2.3 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $2.1 million.

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

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
Revenues (in thousands)

	Three Months Ended June 30,
	2026	2025	$ Change
Revenues
Rental income	$353,892	$339,397	$14,495
Other revenues	307	95	212
Total revenues	$354,199	$339,492	$14,707

Rental income
The increase in rental income for the three months ended June 30, 2026 of $14.5 million, as compared to the corresponding period in 2025, was due to a $12.8 million increase for assets owned for the full period, in addition to a $1.7 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) a $10.3 million increase in base rent; (ii) a $5.1 million increase in expense reimbursements; (iii) a $1.5 million increase in lease termination fees; (iv) a $1.3 million increase in ancillary and other rental income; and (v) a $0.7 million increase in rental income associated with revenues deemed uncollectible; partially offset by (vi) a $4.7 million decrease in straight-line rental income, net; (vii) a $1.4 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; and (viii) a less than $0.1 million decrease in percentage rents. The $10.3 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 15.9% during the six months ended June 30, 2026 and 16.4% during the year ended December 31, 2025, and an increase in weighted average billed occupancy.

Other revenues
The increase in other revenues of $0.2 million for the three months ended June 30, 2026, as compared to the corresponding period in 2025, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2026	2025	$ Change
Operating expenses
Operating costs	$44,227	$39,877	$4,350
Real estate taxes	44,279	43,559	720
Depreciation and amortization	110,258	103,277	6,981
Impairment of real estate assets	5,974	—	5,974
General and administrative	27,858	29,093	(1,235)
Total operating expenses	$232,596	$215,806	$16,790

Operating costs
The increase in operating costs for the three months ended June 30, 2026 of $4.4 million, as compared to the corresponding period in 2025, was due to a $3.7 million increase in operating costs for assets owned for the full period in addition to a $0.7 million increase due to net transaction activity. The $3.7 million increase for assets owned for the full period was primarily due to an increase in repairs and maintenance, utilities, and insurance.

Real estate taxes
The increase in real estate taxes for the three months ended June 30, 2026 of $0.7 million, as compared to the corresponding period in 2025, was due to a $0.6 million increase in real estate taxes for assets owned for the full period in addition to a $0.1 million increase due to net transaction activity. The $0.6 million increase for the assets owned for the full period was primarily due to changes in property assessments.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended June 30, 2026 of $7.0 million, as compared to the corresponding period in 2025, was due to a $6.3 million increase due to net transaction activity in addition to a $0.7 million increase for assets owned for the full period. The $0.7 million increase for assets owned for the full period was primarily due to an increase from capital expenditures.

Impairment of real estate assets
During the three months ended June 30, 2026, aggregate impairment of $6.0 million was recognized on one operating property. Impairments were recognized due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the three months ended June 30, 2026 of $1.2 million, as compared to the corresponding period in 2025, was primarily due to a decrease in net compensation costs.

During the three months ended June 30, 2026 and 2025, construction compensation costs of $3.8 million and $4.1 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.4 million and $0.6 million, respectively, and leasing commission costs of $1.6 million and $2.2 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended June 30,
	2026	2025	$ Change
Other income (expense)
Dividends and interest	$3,912	$1,190	$2,722
Interest expense	(60,898)	(54,409)	(6,489)
Gain on sale of real estate assets	9,820	15,755	(5,935)
Loss on extinguishment of debt, net	—	(296)	296
Other	(775)	(780)	5
Total other expense	$(47,941)	$(38,540)	$(9,401)

Dividends and interest
The increase in dividends and interest for the three months ended June 30, 2026 of $2.7 million, as compared to the corresponding period in 2025, was primarily due to an increase in interest income associated with higher average cash and cash equivalent balances partially offset by a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the three months ended June 30, 2026 of $6.5 million, as compared to the corresponding period in 2025, was primarily due to higher weighted average debt obligations and weighted average interest rate.

Gain on sale of real estate assets
During the three months ended June 30, 2026, two shopping centers were disposed of, resulting in aggregate gain of $7.4 million. In addition, during the three months ended June 30, 2026, we received aggregate net proceeds of $2.6 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $2.4 million. During the three months ended June 30, 2025, one shopping center and two partial shopping centers were disposed of, resulting in aggregate gain of $15.8 million.

Loss on extinguishment of debt, net
During the three months ended June 30, 2025, we amended and restated our unsecured credit facility agreements (the "Unsecured Credit Facility"), resulting in a $0.3 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
Other expense remained generally consistent for the three months ended June 30, 2026, as compared to the corresponding period in 2025.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Revenues (in thousands)

	Six Months Ended June 30,
	2026	2025	$ Change
Revenues
Rental income	$708,229	$676,638	$31,591
Other revenues	789	366	423
Total revenues	$709,018	$677,004	$32,014

Rental income
The increase in rental income for the six months ended June 30, 2026 of $31.6 million, as compared to the corresponding period in 2025, was due to a $28.6 million increase for assets owned for the full period, in addition to a $3.0 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) a $19.7 million increase in base rent; (ii) an $8.4 million increase in expense reimbursements; (iii) a $3.8 million increase in ancillary and other rental income; (iv) a $1.5 million increase in rental income associated with revenues deemed uncollectible; and (v) a $1.0 million increase in percentage rents; partially offset by (vi) a $4.8 million decrease in straight-line rental income, net; (vii) a $0.8 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; and (viii) a $0.2 million decrease in lease termination fees. The $19.7 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 15.9% during the six months ended June 30, 2026 and 16.4% during the year ended December 31, 2025, and an increase in weighted average billed occupancy.

Other revenues
The increase in other revenues of $0.4 million for the six months ended June 30, 2026, as compared to the corresponding period in 2025, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2026	2025	$ Change
Operating expenses
Operating costs	$86,141	$79,088	$7,053
Real estate taxes	89,682	88,452	1,230
Depreciation and amortization	215,460	208,874	6,586
Impairment of real estate assets	5,974	—	5,974
General and administrative	56,050	57,266	(1,216)
Total operating expenses	$453,307	$433,680	$19,627

Operating costs
The increase in operating costs for the six months ended June 30, 2026 of $7.1 million, as compared to the corresponding period in 2025, was due to a $5.9 million increase in operating costs for assets owned for the full period in addition to a $1.2 million increase due to net transaction activity. The $5.9 million increase for assets owned for the full period was primarily due to an increase in repairs and maintenance, utilities, and insurance.

Real estate taxes
The increase in real estate taxes for the six months ended June 30, 2026 of $1.2 million, as compared to the corresponding period in 2025, was due to a $1.0 million increase in real estate taxes for assets owned for the full period in addition to a $0.2 million increase due to net transaction activity. The $1.0 million increase for the assets owned for the full period was primarily due to changes in property assessments.
Depreciation and amortization
The increase in depreciation and amortization for the six months ended June 30, 2026 of $6.6 million, as compared to the corresponding period in 2025, was due to an $11.9 million increase due to net transaction activity partially offset by a $5.3 million decrease for assets owned for the full period. The $5.3 million decrease for assets owned for the full period was primarily due to a decrease in accelerated depreciation and amortization due to higher tenant move outs in the prior period, partially offset by an increase from capital expenditures.

Impairment of real estate assets
During the six months ended June 30, 2026 aggregate impairment of $6.0 million was recognized on one operating property. Impairments were recognized due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
The decrease in general and administrative costs for the six months ended June 30, 2026 of $1.2 million, as compared to the corresponding period in 2025, was primarily due to a decrease in net compensation costs.

During the six months ended June 30, 2026 and 2025, construction compensation costs of $7.9 million and $8.6 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.8 million and $0.9 million, respectively, and leasing commission costs of $3.8 million and $4.0 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Six Months Ended June 30,
	2026	2025	$ Change
Other income (expense)
Dividends and interest	$7,117	$2,896	$4,221
Interest expense	(120,290)	(108,493)	(11,797)
Gain on sale of real estate assets	61,917	18,825	43,092
Loss on extinguishment of debt, net	—	(296)	296
Other	(3,036)	(1,373)	(1,663)
Total other expense	$(54,292)	$(88,441)	$34,149

Dividends and interest
The increase in dividends and interest for the six months ended June 30, 2026 of $4.2 million, as compared to the corresponding period in 2025, was primarily due to an increase in interest income associated with higher average cash and cash equivalent balances partially offset by a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the six months ended June 30, 2026 of $11.8 million, as compared to the corresponding period in 2025, was primarily due to higher weighted average debt obligations and weighted average interest rate.

Gain on sale of real estate assets
During the six months ended June 30, 2026, six shopping centers were disposed of, resulting in aggregate gain of $59.8 million. In addition, during the six months ended June 30, 2026, we received aggregate net proceeds of $2.3 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $2.1 million. During the six months ended June 30, 2025, three shopping centers and four partial shopping centers were disposed of, resulting in aggregate gain of $18.8 million.

Loss on extinguishment of debt, net
During the six months ended June 30, 2025, we amended and restated our Unsecured Credit Facility, resulting in a $0.3 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The increase in other expense for the six months ended June 30, 2026 of $1.7 million, as compared to the corresponding period in 2025, was primarily due to an increase in anticipated environmental remediation costs.

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
•acquisitions; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. We have investment grade credit ratings from all three major credit rating agencies. Our Unsecured Credit Facility is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). As of June 30, 2026, we had $1.55 billion of available liquidity, including $1.25 billion available under our Revolving Facility, $186.1 million of cash, cash equivalents and restricted cash, and $114.8 million anticipated net proceeds available under unsettled forward equity contracts. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt.

Material Cash Requirements
Our expected material cash requirements for the twelve months ending June 30, 2027 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of June 30, 2026 (in thousands):

Contractually Obligated Expenditures	Twelve Months Ending June 30, 2027	Thereafter
Debt maturities (1)	$407,542	$4,941,411
Interest payments (1)(2)	234,881	1,062,616
Operating leases	6,372	195,639
Total	$648,795	$6,199,666

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of June 30, 2026. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025 for a further discussion of these and other factors that could impact interest payments.

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
In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our common dividend activity for the second and third quarters of 2026:

	Second Quarter 2026	Third Quarter 2026
Distributions to common shareholders
Dividend declared per common share	$0.3075	$0.3075
Dividend declaration date	April 22, 2026	July 22, 2026
Dividend record date	July 2, 2026	October 2, 2026
Dividend payable date	July 15, 2026	October 15, 2026

Additionally, the Operating Partnership's redeemable preferred units accrue cumulative distributions. Based on the units outstanding as of June 30, 2026, aggregate annual distributions to redeemable preferred unit holders is expected to be approximately $1.5 million.

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

Our cash flow activities are summarized as follows (in thousands):
Brixmor Property Group Inc.

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash provided by operating activities	$344,860	$311,542	$33,318
Net cash used in investing activities	(106,339)	(148,980)	42,641
Net cash used in financing activities	(413,932)	(435,384)	21,452

Net change in cash, cash equivalents and restricted cash	(175,411)	(272,822)	97,411
Cash, cash equivalents and restricted cash at beginning of period	361,530	378,692	(17,162)
Cash, cash equivalents and restricted cash at end of period	$186,119	$105,870	$80,249

Brixmor Operating Partnership LP

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash provided by operating activities	$344,860	$311,542	$33,318
Net cash used in investing activities	(106,339)	(148,980)	42,641
Net cash used in financing activities	(413,930)	(435,808)	21,878

Net change in cash, cash equivalents and restricted cash	(175,409)	(273,246)	97,837
Cash, cash equivalents and restricted cash at beginning of period	360,996	378,032	(17,036)
Cash, cash equivalents and restricted cash at end of period	$185,587	$104,786	$80,801

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the six months ended June 30, 2026, our net cash provided by operating activities increased $33.3 million as compared to the corresponding period in 2025. The increase was primarily due to (i) an increase in same property net operating income; (ii) an increase in cash inflows for dividends and interest income; (iii) an increase in cash from net working capital; and (iv) a decrease in cash outflows for interest expense; partially offset by (v) an increase in cash outflows for G&A expense; (vi) a decrease in net operating income due to net transaction activity and other non-same property net operating income; and (vii) a decrease in lease termination fees.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the six months ended June 30, 2026, our net cash used in investing activities decreased $42.6 million as compared to the corresponding period in 2025. The decrease was primarily due to (i) an increase of $79.1 million in net proceeds from sales of real estate assets; (ii) a decrease of $47.8 million in improvements to and investments in real estate assets; and (iii) a decrease of $15.0 million in deposits on acquisitions of real estate assets; partially offset by (iv) an increase of $95.8 million in acquisitions of real estate assets; and (v) an increase of $3.5 million in purchases of marketable securities, net of sales.

Improvements to and investments in real estate assets
During the six months ended June 30, 2026 and 2025, we expended $123.5 million and $171.3 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $1.7 million and $2.2 million, respectively, which were received during the six months ended June 30, 2026 and 2025.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers. As of June 30, 2026, we had 44 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $347.8 million, of which $124.5 million had been incurred as of June 30, 2026. In addition, we have identified a pipeline of future redevelopment projects, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities, and we may acquire individual shopping centers or portfolios of shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the six months ended June 30, 2026, we acquired four shopping centers for an aggregate purchase price of $164.2 million, including transaction costs, closing credits, assumption of secured mortgage debt, and issuance of redeemable preferred units. During the six months ended June 30, 2025, we acquired one land parcel and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $7.5 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the six months ended June 30, 2026, we disposed of six shopping centers for aggregate net proceeds of $120.5 million. In addition, during the six months ended June 30, 2026, we received aggregate net proceeds of $2.3 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets. During the six months ended June 30, 2025, we disposed of three shopping centers and four partial shopping centers for aggregate net proceeds of $43.7 million.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the six months ended June 30, 2026, our net cash used in financing activities decreased $21.5 million as compared to the corresponding period in 2025. The decrease was primarily due to (i) a $31.5 million decrease in debt repayments, net of borrowings; and (ii) an $8.2 million decrease in deferred financing costs; partially offset by (iii) a $13.7 million increase in distributions to our common stockholders; (iv) a $4.2 million increase in repurchases of common stock in conjunction with equity award plans; and (v) a $0.3 million increase in issuance costs of redeemable non-controlling interests.

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

Our reconciliation of net income (calculated in accordance with GAAP) to Nareit FFO for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Brixmor Property Group Inc.	$73,511	$85,139	$201,261	$154,868
Depreciation and amortization related to real estate	108,890	102,091	212,809	206,539
Gain on sale of real estate assets	(9,820)	(15,755)	(61,917)	(18,825)
Impairment of real estate assets	5,974	—	5,974	—
Nareit FFO	$178,555	$171,475	$358,127	$342,582
Nareit FFO per diluted share	$0.58	$0.56	$1.16	$1.11
Weighted average diluted shares outstanding	307,920	307,609	307,695	307,547

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

Comparison of the Three and Six Months Ended June 30, 2026 to the Three and Six Months Ended June 30, 2025 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Number of properties	337	337	—	337	337	—
Percent billed	90.3%	89.8%	0.5%	90.3%	89.8%	0.5%
Percent leased	94.7%	94.4%	0.3%	94.7%	94.4%	0.3%

Revenues
Rental income	$329,717	$312,194	$17,523	$657,617	$623,005	$34,612
Other revenues	307	95	212	789	366	423
	330,024	312,289	17,735	658,406	623,371	35,035
Operating expenses
Operating costs	(41,787)	(38,177)	(3,610)	(81,351)	(75,619)	(5,732)
Real estate taxes	(42,813)	(42,157)	(656)	(86,407)	(85,429)	(978)
	(84,600)	(80,334)	(4,266)	(167,758)	(161,048)	(6,710)
Same property NOI	$245,424	$231,955	$13,469	$490,648	$462,323	$28,325

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Brixmor Property Group Inc.	$73,511	$85,139	$201,261	$154,868
Adjustments:
Non-same property NOI	(8,145)	(8,935)	(16,905)	(18,002)
Lease termination fees	(2,742)	(1,352)	(4,372)	(5,463)
Straight-line rental income, net	(5,854)	(9,781)	(13,793)	(17,262)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(3,689)	(4,174)	(7,798)	(6,689)
Straight-line ground rent expense, net	161	141	321	275
Depreciation and amortization	110,258	103,277	215,460	208,874
Impairment of real estate assets	5,974	—	5,974	—
General and administrative	27,858	29,093	56,050	57,266
Total other expense	47,941	38,540	54,292	88,441
Net income attributable to non-controlling interests	151	7	158	15
Same property NOI	$245,424	$231,955	$490,648	$462,323

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

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, Brian T. Finnegan (who currently serves as Chief Executive Officer and President), and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer), concluded that BPG’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, Brian T. Finnegan (who currently serves as Chief Executive Officer and President) and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer) concluded that the Operating Partnership’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2026, the Operating Partnership issued an aggregate of 1,219,947 newly established Series A Preferred Units, each having a liquidation preference of $25.00 per unit, as consideration in connection with the acquisition by the Operating Partnership of a certain shopping center property. These securities were issued in reliance upon the exemption from the registration requirements provided by Rule 506(b) of Regulation D under the Securities Act. The securities were offered and sold only to purchasers who are "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act. Subject to the terms of the partnership agreement of the Operating Partnership, each holder of Series A Preferred Units has the right to convert all or any portion of its Series A Preferred Units, at any time and from time to time, into (i) OP Units or (ii) shares of common stock of the Parent Company (or, at the option of the Operating Partnership, cash), in each case in accordance with the conversion provisions of the partnership agreement. In addition, holders may require the Operating Partnership to redeem all or any portion of their Series A Preferred Units for cash (or, at the option of the Parent Company, for shares of the Parent Company’s common stock). If not previously redeemed, converted or exchanged, the Operating Partnership may, at its option, redeem all (and not less than all) outstanding Series A Preferred Units after the tenth anniversary of issuance (or, if earlier, in connection with a change of control of the Parent Company) for the liquidation preference, together with any accumulated and unpaid distributions.

During the three months ended June 30, 2026, the Company did not repurchase any shares of its common stock. As of June 30, 2026, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
4.1	Sixteenth Supplemental Indenture, dated May 5, 2026, between Brixmor Operating Partnership LP, as issuer, and The Bank of New York Mellon, as trustee	8-K	001-36160	5/5/2026	4.2	—
10.1*	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Brixmor Operating Partnership LP, dated as of May 27, 2026, by and amoung Brixmor OP GP LLC, as General Partner, BPG Subsidiary LLC, as Limited Partner, and BPG Sub LLC, as Limited Partner	—	—	—	—	x
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

*Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

BRIXMOR PROPERTY GROUP INC.

Date: July 27, 2026	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 27, 2026	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 27, 2026	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: July 27, 2026	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Chief Executive Officer and President
(Principal Executive Officer)

Date: July 27, 2026	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 27, 2026	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)