Form 10-Q
period 2026-09-30
Brixmor Property Group Inc.; Brixmor Operating Partnership LP
filed 2026-10-26
CIK 1581068, 1630031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_____
Commission File Number: 001-36160 (Brixmor Property Group Inc.)
Commission File Number: 333-291119-01 (Brixmor Operating Partnership LP)

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
As of October 1, 2026, Brixmor Property Group Inc. had 306,872,316 shares of common stock outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2026 of Brixmor Property Group Inc. and Brixmor Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to the "Parent Company" or "BPG" mean Brixmor Property Group Inc. and its consolidated subsidiaries, and references to the "Operating Partnership" mean Brixmor Operating Partnership LP and its consolidated subsidiaries. Unless the context otherwise requires, the terms "the Company," "Brixmor," "we," "our," and "us" mean the Parent Company and the Operating Partnership, collectively.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. As of September 30, 2026, the Parent Company beneficially owned, through its direct and indirect interest in BPG Sub and the General Partner, 100% of the outstanding partnership common units (the "OP Units") in the Operating Partnership.
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
i

ii

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under the section entitled "Risk Factors" in our Form 10-K for the year ended December 31, 2025 and in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC’s website at https://www.sec.gov. These factors include, but are not limited to: (1) changes in national, regional, and local economies, due to global events such as international geopolitical conflicts, international trade disputes, a foreign debt crisis, foreign currency volatility, or due to domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, general economic contractions, ongoing levels of inflation and interest rates, unemployment, or limited growth in consumer income or spending; (2) local real estate market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our Portfolio (defined hereafter); (3) competition from other available properties and e-commerce; (4) disruption and/or consolidation in the retail sector, the financial stability of our tenants, and the overall financial condition of large retailing companies, including their ability to pay rent and/or expense reimbursements that are due to us; (5) in the case of percentage rents, the sales volumes of our tenants; (6) increases in property operating expenses, including common area expenses, utilities, insurance, and real estate taxes, which are relatively inflexible and generally do not decrease if revenue or occupancy decrease; (7) increases in the costs to repair, renovate, and re-lease space; (8) earthquakes, wildfires, tornadoes, hurricanes, damage from rising sea levels due to climate change, other natural disasters, epidemics and/or pandemics, civil unrest, terrorist acts, or acts of war, any of which may result in uninsured or underinsured losses; (9) changes in laws and governmental regulations, including those governing usage, zoning, the environment, privacy, data security, intellectual property rights, and taxes; (10) cybersecurity incidents or other disruptions to information technology systems used by us, our tenants, or our vendors, which could compromise data or impair business operations; and (11) risks relating to the pending Slate Transaction (defined hereafter), including the ability of us and the Everview JV (defined hereafter) to successfully and timely close the Slate Transaction, the risk we do not realize the expected benefits of the Slate Transaction or are subjected to unexpected liabilities and expenses, and the risk we are unable to successfully integrate the operations of the properties we are acquiring in the Slate Transaction or manage the Everview JV. Brixmor disclaims any obligation or undertaking to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.
iii

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share information)
	September 30, 2026	December 31, 2025
Assets
Real estate
Land	$1,867,480	$1,849,779
Buildings and improvements	10,120,610	9,937,718
	11,988,090	11,787,497
Accumulated depreciation and amortization	(3,782,174)	(3,588,646)
Real estate, net	8,205,916	8,198,851

Cash and cash equivalents	164,428	334,422
Restricted cash	19,050	27,108
Marketable securities	21,846	21,283
Receivables, net	318,952	315,128
Deferred charges and prepaid expenses, net	178,016	169,326
Real estate assets held for sale	—	4,551
Other assets	114,633	62,468
Total assets	$9,022,841	$9,133,137

Liabilities
Debt obligations, net	$5,322,955	$5,494,753
Accounts payable, accrued expenses and other liabilities	649,178	628,328
Total liabilities	5,972,133	6,123,081

Commitments and contingencies (Note 14)	—	—
Redeemable non-controlling interests	30,821	—

Equity
Common stock, $0.01 par value; authorized 3,000,000,000 shares; 315,999,308 and 315,231,761 shares issued and 306,872,316 and 306,104,769 shares outstanding	3,068	3,061
Additional paid-in capital	3,431,754	3,437,853
Accumulated other comprehensive income	13,012	1,722
Distributions in excess of net income	(428,189)	(432,822)
Total stockholders' equity	3,019,645	3,009,814
Non-controlling interests	242	242
Total equity	3,019,887	3,010,056
Total liabilities and equity	$9,022,841	$9,133,137
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$358,546	$340,618	$1,066,775	$1,017,256
Other revenues	1,052	225	1,841	591
Total revenues	359,598	340,843	1,068,616	1,017,847

Operating expenses
Operating costs	40,921	38,891	127,062	117,979
Real estate taxes	46,290	45,455	135,972	133,907
Depreciation and amortization	106,427	103,234	321,887	312,108
Impairment of real estate assets	683	16,075	6,657	16,075
General and administrative	27,297	26,772	83,347	84,038
Total operating expenses	221,618	230,427	674,925	664,107

Other income (expense)
Dividends and interest	1,364	1,191	8,481	4,087
Interest expense	(59,176)	(56,680)	(179,466)	(165,173)
Gain on sale of real estate assets	8,863	40,018	70,780	58,843
Loss on extinguishment of debt, net	—	—	—	(296)
Other	(889)	(703)	(3,925)	(2,076)
Total other expense	(49,838)	(16,174)	(104,130)	(104,615)

Net income	88,142	94,242	289,561	249,125
Net income attributable to non-controlling interests	(388)	(7)	(546)	(22)
Net income attributable to Brixmor Property Group Inc.	$87,754	$94,235	$289,015	$249,103

Net income attributable to Brixmor Property Group Inc. per common share:
Basic	$0.29	$0.31	$0.94	$0.81
Diluted	$0.28	$0.31	$0.94	$0.81
Weighted average shares:
Basic	307,305	307,193	307,248	307,132
Diluted	308,135	308,084	307,997	307,974
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$88,142	$94,242	$289,561	$249,125
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	1,258	(164)	11,889	(6,479)
Change in unrealized gain (loss) on marketable securities	(386)	(25)	(599)	156
Total other comprehensive income (loss)	872	(189)	11,290	(6,323)
Comprehensive income	89,014	94,053	300,851	242,802
Comprehensive income attributable to non-controlling interests	(388)	(7)	(546)	(22)
Comprehensive income attributable to Brixmor Property Group Inc.	$88,626	$94,046	$300,305	$242,780
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited, in thousands, except per share data)
	Common Stock
	Number	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Net Income	Non-controlling Interests	Total
Beginning balance, January 1, 2025	305,492	$3,055	$3,431,043	$8,218	$(458,638)	$244	$2,983,922
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,492)	—	(88,492)
Equity based compensation expense	—	—	4,650	—	—	—	4,650
Other comprehensive loss	—	—	—	(4,143)	—	—	(4,143)
Issuance of common stock, net of issuance costs	568	6	(6)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(11,645)	—	—	—	(11,645)
Net income	—	—	—	—	69,729	8	69,737
Ending balance, March 31, 2025	306,060	3,061	3,424,042	4,075	(477,401)	252	2,954,029
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,589)	—	(88,589)
Equity based compensation expense	—	—	5,135	—	—	—	5,135
Other comprehensive loss	—	—	—	(1,991)	—	—	(1,991)
Issuance of common stock	40	—	—	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(566)	—	—	—	(566)
Net income	—	—	—	—	85,139	7	85,146
Ending balance, June 30, 2025	306,100	3,061	3,428,611	2,084	(480,851)	259	2,953,164
Common stock dividends ($0.2875 per common share)	—	—	—	—	(88,581)	—	(88,581)
Equity based compensation expense	—	—	4,370	—	—	—	4,370
Other comprehensive loss	—	—	—	(189)	—	—	(189)
Repurchases of common shares in conjunction with equity award plans	—	—	(9)	—	—	—	(9)
Net income	—	—	—	—	94,235	7	94,242
Ending balance, September 30, 2025	306,100	$3,061	$3,432,972	$1,895	$(475,197)	$266	$2,962,997

Beginning balance, January 1, 2026	306,105	$3,061	$3,437,853	$1,722	$(432,822)	$242	$3,010,056
Common stock dividends ($0.3075 per common share)	—	—	—	—	(94,811)	—	(94,811)
Equity based compensation expense	—	—	2,636	—	—	—	2,636
Other comprehensive income	—	—	—	7,687	—	—	7,687
Issuance of common stock, net of issuance costs	732	7	(7)	—	—	—	—
Repurchases of common shares in conjunction with equity award plans	—	—	(16,412)	—	—	—	(16,412)
Net income	—	—	—	—	127,750	7	127,757
Ending balance, March 31, 2026	306,837	3,068	3,424,070	9,409	(399,883)	249	3,036,913
Common stock dividends ($0.3075 per common share)	—	—	—	—	(94,787)	—	(94,787)
Equity based compensation expense	—	—	3,912	—	—	—	3,912
Other comprehensive income	—	—	—	2,731	—	—	2,731
Issuance of common stock	35	—	—	—	—	—	—
Accretion of redeemable non-controlling interests to redemption value	—	—	(330)	—	—	—	(330)
Non-controlling interests preferred return	—	—	—	—	—	(14)	(14)
Net income, excluding $144 attributable to redeemable non-controlling interests	—	—	—	—	73,511	7	73,518
Ending balance, June 30, 2026	306,872	3,068	3,427,652	12,140	(421,159)	242	3,021,943
Common stock dividends ($0.3075 per common share)	—	—	—	—	(94,784)	—	(94,784)
Equity based compensation expense	—	—	4,137	—	—	—	4,137
Other comprehensive income	—	—	—	872	—	—	872
Non-controlling interests preferred return	—	—	—	—	—	(7)	(7)
Repurchases of common shares in conjunction with equity award plans	—	—	(35)	—	—	—	(35)
Net income, excluding $381 attributable to redeemable non-controlling interests	—	—	—	—	87,754	7	87,761
Ending balance, September 30, 2026	306,872	$3,068	$3,431,754	$13,012	$(428,189)	$242	$3,019,887
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$289,561	$249,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321,887	312,108
Accretion of debt premium and discount, net	(2,065)	(2,057)
Deferred financing cost amortization	5,942	5,472
Accretion of above- and below-market leases, net	(12,702)	(13,606)
Tenant inducement amortization and other	1,526	1,724
Impairment of real estate assets	6,657	16,075
Gain on sale of real estate assets	(70,780)	(58,843)
Equity based compensation	9,782	12,994
Loss on extinguishment of debt, net	—	296
Changes in operating assets and liabilities:
Receivables, net	(9,251)	(24,346)
Deferred charges and prepaid expenses	(30,486)	(30,734)
Other assets	585	171
Accounts payable, accrued expenses and other liabilities	5,300	11,430
Net cash provided by operating activities	515,956	479,809

Investing activities:
Improvements to and investments in real estate assets	(190,382)	(245,540)
Acquisitions of real estate assets	(152,651)	(229,866)
Proceeds from sales of real estate assets	163,635	122,823
Purchase of marketable securities	(21,979)	(13,811)
Proceeds from sale of marketable securities	20,833	12,644
Net cash used in investing activities	(180,544)	(353,750)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	—	(660,000)
Proceeds from borrowings under unsecured revolving credit facility	—	660,000
Proceeds from unsecured notes	398,512	798,720
Repayment of borrowings under unsecured notes	(600,694)	(632,312)
Deferred financing and debt extinguishment costs	(8,086)	(16,225)
Net proceeds from issuances of common shares	(184)	(241)
Redeemable non-controlling interests issuance costs	(330)	—
Distributions to common stockholders	(286,032)	(265,968)
Distributions to redeemable non-controlling interests	(203)	—
Repurchases of common shares in conjunction with equity award plans	(16,447)	(12,219)
Net cash used in financing activities	(513,464)	(128,245)

Net change in cash, cash equivalents and restricted cash	(178,052)	(2,186)
Cash, cash equivalents and restricted cash at beginning of period	361,530	378,692
Cash, cash equivalents and restricted cash at end of period	$183,478	$376,506

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$164,428	$331,544
Restricted cash	19,050	44,962
Cash, cash equivalents and restricted cash at end of period	$183,478	$376,506

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,765 and $3,214	$177,881	$170,445
Change in accrued capital expenditures	725	(14,315)
Supplemental disclosure of non-cash investing and/or financing activities:
Fair value of secured mortgage assumed for acquisition of real estate assets	$30,500	$—
Redeemable non-controlling interests issued for acquisition of real estate assets	30,499	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except unit information)
	September 30, 2026	December 31, 2025
Assets
Real estate
Land	$1,867,480	$1,849,779
Buildings and improvements	10,120,610	9,937,718
	11,988,090	11,787,497
Accumulated depreciation and amortization	(3,782,174)	(3,588,646)
Real estate, net	8,205,916	8,198,851

Cash and cash equivalents	163,897	333,888
Restricted cash	19,050	27,108
Marketable securities	21,846	21,283
Receivables, net	318,952	315,128
Deferred charges and prepaid expenses, net	178,016	169,326
Real estate assets held for sale	—	4,551
Other assets	114,633	62,468
Total assets	$9,022,310	$9,132,603

Liabilities
Debt obligations, net	$5,322,955	$5,494,753
Accounts payable, accrued expenses and other liabilities	649,178	628,328
Total liabilities	5,972,133	6,123,081

Commitments and contingencies (Note 14)	—	—
Redeemable preferred units	30,821	—

Capital
Partnership common units; 315,999,308 and 315,231,761 units issued and 306,872,316 and 306,104,769 units outstanding	3,006,102	3,007,558
Accumulated other comprehensive income	13,012	1,722
Total partners' capital	3,019,114	3,009,280
Non-controlling interests	242	242
Total capital	3,019,356	3,009,522
Total liabilities and capital	$9,022,310	$9,132,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$358,546	$340,618	$1,066,775	$1,017,256
Other revenues	1,052	225	1,841	591
Total revenues	359,598	340,843	1,068,616	1,017,847

Operating expenses
Operating costs	40,921	38,891	127,062	117,979
Real estate taxes	46,290	45,455	135,972	133,907
Depreciation and amortization	106,427	103,234	321,887	312,108
Impairment of real estate assets	683	16,075	6,657	16,075
General and administrative	27,297	26,772	83,347	84,038
Total operating expenses	221,618	230,427	674,925	664,107

Other income (expense)
Dividends and interest	1,364	1,191	8,481	4,087
Interest expense	(59,176)	(56,680)	(179,466)	(165,173)
Gain on sale of real estate assets	8,863	40,018	70,780	58,843
Loss on extinguishment of debt, net	—	—	—	(296)
Other	(889)	(703)	(3,925)	(2,076)
Total other expense	(49,838)	(16,174)	(104,130)	(104,615)

Net income	88,142	94,242	289,561	249,125
Net income attributable to non-controlling interests	(7)	(7)	(21)	(22)
Net income attributable to Brixmor Operating Partnership LP	88,135	94,235	289,540	249,103
Redeemable preferred return	(381)	—	(525)	—
Net income available to Brixmor Operating Partnership LP common unitholders	$87,754	$94,235	$289,015	$249,103

Net income available to Brixmor Operating Partnership LP common unitholders per common unit:
Basic	$0.29	$0.31	$0.94	$0.81
Diluted	$0.28	$0.31	$0.94	$0.81
Weighted average units:
Basic	307,305	307,193	307,248	307,132
Diluted	308,135	308,084	307,997	307,974
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$88,142	$94,242	$289,561	$249,125
Other comprehensive income (loss)
Change in unrealized gain (loss) on interest rate swaps, net (Note 6)	1,258	(164)	11,889	(6,479)
Change in unrealized gain (loss) on marketable securities	(386)	(25)	(599)	156
Total other comprehensive income (loss)	872	(189)	11,290	(6,323)
Comprehensive income	89,014	94,053	300,851	242,802
Comprehensive income attributable to non-controlling interests	(7)	(7)	(21)	(22)
Comprehensive income attributable to Brixmor Operating Partnership LP	$89,007	$94,046	$300,830	$242,780
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited, in thousands)

	Partnership Common Units	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Beginning balance, January 1, 2025	$2,974,800	$8,218	$244	$2,983,262
Distributions to common partners	(88,916)	—	—	(88,916)
Equity based compensation expense	4,650	—	—	4,650
Other comprehensive loss	—	(4,143)	—	(4,143)
Repurchases of OP Units in conjunction with equity award plans	(11,645)	—	—	(11,645)
Net income	69,729	—	8	69,737
Ending balance, March 31, 2025	2,948,618	4,075	252	2,952,945
Distributions to common partners	(88,589)	—	—	(88,589)
Equity based compensation expense	5,135	—	—	5,135
Other comprehensive loss	—	(1,991)	—	(1,991)
Repurchases of OP Units in conjunction with equity award plans	(566)	—	—	(566)
Net income	85,139	—	7	85,146
Ending balance, June 30, 2025	2,949,737	2,084	259	2,952,080
Distributions to common partners	(88,030)	—	—	(88,030)
Equity based compensation expense	4,370	—	—	4,370
Other comprehensive loss	—	(189)	—	(189)
Repurchases of OP Units in conjunction with equity award plans	(9)	—	—	(9)
Net income	94,235	—	7	94,242
Ending balance, September 30, 2025	$2,960,303	$1,895	$266	$2,962,464

Beginning balance, January 1, 2026	$3,007,558	$1,722	$242	$3,009,522
Distributions to common partners	(94,810)	—	—	(94,810)
Equity based compensation expense	2,636	—	—	2,636
Other comprehensive income	—	7,687	—	7,687
Repurchases of OP Units in conjunction with equity award plans	(16,412)	—	—	(16,412)
Net income	127,750	—	7	127,757
Ending balance, March 31, 2026	3,026,722	9,409	249	3,036,380
Distributions to common partners	(94,786)	—	—	(94,786)
Equity based compensation expense	3,912	—	—	3,912
Other comprehensive income	—	2,731	—	2,731
Accretion of redeemable preferred units to redemption value	(330)	—	—	(330)
Non-controlling interests preferred return	—	—	(14)	(14)
Net income, excluding $144 attributable to redeemable preferred units	73,511	—	7	73,518
Ending balance, June 30, 2026	3,009,029	12,140	242	3,021,411
Distributions to common partners	(94,783)	—	—	(94,783)
Equity based compensation expense	4,137	—	—	4,137
Other comprehensive income	—	872	—	872
Non-controlling interests preferred return	—	—	(7)	(7)
Repurchases of OP Units in conjunction with equity award plans	(35)	—	—	(35)
Net income, excluding $381 attributable to redeemable preferred units	87,754	—	7	87,761
Ending balance, September 30, 2026	$3,006,102	$13,012	$242	$3,019,356
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$289,561	$249,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321,887	312,108
Accretion of debt premium and discount, net	(2,065)	(2,057)
Deferred financing cost amortization	5,942	5,472
Accretion of above- and below-market leases, net	(12,702)	(13,606)
Tenant inducement amortization and other	1,526	1,724
Impairment of real estate assets	6,657	16,075
Gain on sale of real estate assets	(70,780)	(58,843)
Equity based compensation	9,782	12,994
Loss on extinguishment of debt, net	—	296
Changes in operating assets and liabilities:
Receivables, net	(9,251)	(24,346)
Deferred charges and prepaid expenses	(30,486)	(30,734)
Other assets	585	171
Accounts payable, accrued expenses and other liabilities	5,300	11,430
Net cash provided by operating activities	515,956	479,809

Investing activities:
Improvements to and investments in real estate assets	(190,382)	(245,540)
Acquisitions of real estate assets	(152,651)	(229,866)
Proceeds from sales of real estate assets	163,635	122,823
Purchase of marketable securities	(21,979)	(13,811)
Proceeds from sale of marketable securities	20,833	12,644
Net cash used in investing activities	(180,544)	(353,750)

Financing activities:
Repayment of borrowings under unsecured revolving credit facility	—	(660,000)
Proceeds from borrowings under unsecured revolving credit facility	—	660,000
Proceeds from unsecured notes	398,512	798,720
Repayment of borrowings under unsecured notes	(600,694)	(632,312)
Deferred financing and debt extinguishment costs	(8,086)	(16,225)
Net proceeds from issuances of OP Units	(184)	(241)
Redeemable preferred units issuance costs	(330)	—
Distributions to redeemable preferred unitholders	(203)	—
Partner distributions and repurchases of OP Units	(302,476)	(278,060)
Net cash used in financing activities	(513,461)	(128,118)

Net change in cash, cash equivalents and restricted cash	(178,049)	(2,059)
Cash, cash equivalents and restricted cash at beginning of period	360,996	378,032
Cash, cash equivalents and restricted cash at end of period	$182,947	$375,973

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$163,897	$331,011
Restricted cash	19,050	44,962
Cash, cash equivalents and restricted cash at end of period	$182,947	$375,973

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amount capitalized of $1,765 and $3,214	$177,881	$170,445
Change in accrued capital expenditures	725	(14,315)
Supplemental disclosure of non-cash investing and/or financing activities:
Fair value of secured mortgage assumed for acquisition of real estate assets	$30,500	$—
Redeemable preferred units issued for acquisition of real estate assets	30,499	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRIXMOR PROPERTY GROUP INC. AND BRIXMOR OPERATING PARTNERSHIP LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Financial Statement Presentation
Description of Business
Brixmor Property Group Inc. and subsidiaries (collectively, the "Parent Company") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns substantially all of its assets. The Parent Company owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. The Parent Company engages in the ownership, management, leasing, acquisition, disposition, and redevelopment of retail shopping centers through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. The Parent Company, the Operating Partnership, and their consolidated subsidiaries (collectively, the "Company" or "Brixmor") owns and operates one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of September 30, 2026, the Company’s portfolio was comprised of 345 shopping centers (the "Portfolio") totaling approximately 62 million square feet of GLA. The Company’s high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and its shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers.

The Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

Pending Slate Grocery REIT Transaction and Everview Joint Venture
On September 27, 2026, a new joint venture (the "Everview JV") between the Operating Partnership and funds affiliated with Everview Partners, L.P. ("Everview") entered into certain agreements pursuant to which the Everview JV agreed to acquire Slate Grocery REIT ("Slate"), the owner and operator of a portfolio of U.S. shopping centers (the "Slate Transaction"). Upon the expected closing of the Slate Transaction, the Company will effectively acquire a portfolio of 23 grocery-anchored shopping centers, representing a 100% interest in 22 centers and a 50% interest in one center (together, the "Brixmor Portfolio") for $636 million, and the Everview JV will acquire the remaining 92 assets (the "JV Portfolio") for $1.71 billion.

The Operating Partnership and Everview have entered into an interim investors agreement related to the Everview JV that provides, among other things, that each party will negotiate in good faith to enter into, upon or prior to the expected closing of the Slate Transaction, a joint venture agreement consistent with an agreed upon term sheet. Such term sheet addresses the material terms of the joint venture, including:

•that the Operating Partnership will control all decisions related to, and be entitled to all the economic rights associated with, the Brixmor Portfolio;
•that Everview will have an 80% common interest in the JV Portfolio and the Operating Partnership will have a 20% common interest in the JV Portfolio;
•that the Operating Partnership will serve as the managing member of the Everview JV, will manage the JV Portfolio and will be entitled to fees for its services; and
•that in addition to contributing its 20% portion of the cash purchase price allocable to the JV Portfolio, expected to be approximately $112 million, the Operating Partnership will make a preferred equity investment of approximately $174 million in the Everview JV, with a 9% preferential annual dividend.

The interim investors agreement also provides (i) that the Operating Partnership and Everview will act jointly to cause the Everview JV to comply with its obligations under the applicable transaction agreements, (ii) that in the event either party causes the Everview JV to fail to satisfy its obligations, including related to its equity commitment letter, and the Slate Transaction is consequently terminated by Slate, that the defaulting party will be responsible for

100% of the transaction termination fee and other expenses of the non-defaulting party, and (iii) other expense sharing arrangements.

The consummation of the Slate Transaction is subject to customary closing conditions including approval by Slate unitholders. The Company expects the closing of the Slate Transaction, if approved by Slate unitholders, to occur in the first quarter of 2027.

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

The Company has considered the tax positions taken for the open tax years and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s unaudited Condensed Consolidated Financial Statements as of September 30, 2026 and December 31, 2025. Open tax years generally range from 2023 through 2025 but may vary by jurisdiction and issue. The Company recognizes penalties and interest accrued related to unrecognized tax benefits as income tax expense, which is included in Other on the Company’s unaudited Condensed Consolidated Statements of Operations.

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

2. Acquisition of Real Estate
During the nine months ended September 30, 2026, the Company acquired the following assets, in separate transactions (dollars in thousands, unless otherwise specified):

				Aggregate Purchase Price(1)
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Other	Total
Mayfair Shopping Center(2)	Commack, NY	May-26	221,010	$8,414	$30,500	$30,499	$69,413
Vintage Marketplace	Houston, TX	May-26	72,184	32,815	—	—	32,815
Jones Crossing	College Station, TX	Jun-26	163,472	46,734	—	—	46,734
Stanford Station	Panama City, FL	Jun-26	96,844	15,264	—	—	15,264
Village West Shopping Center	Hemet, CA	Aug-26	195,862	49,424	—	—	49,424
			749,372	$152,651	$30,500	$30,499	$213,650
(1)Aggregate purchase price includes $2.1 million of transaction costs, offset by $2.2 million of closing credits.
(2)Other consists of $30.5 million of redeemable preferred units issued by the Operating Partnership in connection with the acquisition. See Note 11 for additional information regarding the redeemable preferred units.

During the nine months ended September 30, 2025, the Company acquired the following assets, in separate transactions (dollars in thousands, unless otherwise specified):

				Aggregate Purchase Price(1)
Description	Location	Month Acquired	GLA	Cash	Debt Assumed	Other	Total
Land at Suffolk Plaza	East Setauket, NY	Jan-25	—	$3,144	$—	$—	$3,144
Leases at Plaza at Buckland Hills	Manchester, CT	Jun-25	—	4,330	—	—	4,330
LaCenterra at Cinco Ranch	Katy, TX	Jul-25	409,264	222,392	—	—	222,392
			409,264	$229,866	$—	$—	$229,866
(1)Aggregate purchase price includes $0.7 million of transaction costs, offset by $1.2 million of closing credits.

The aggregate purchase price of the assets acquired during the nine months ended September 30, 2026 and 2025, respectively, has been allocated as follows (dollars in thousands):

	Nine Months Ended September 30,
Assets	2026	2025
Land	$39,850	$21,516
Buildings	100,357	168,152
Building and tenant improvements	21,216	7,540
Above-market leases(1)	263	39
In-place leases(2)	50,020	45,945
Operating lease right-of-use assets, net(3)	41,624	—
Total assets	253,330	243,192

Liabilities
Below-market leases(4)	31,660	13,326
Operating lease liabilities(3)	8,020	—
Total liabilities	39,680	13,326
Net assets acquired	$213,650	$229,866
(1)The weighted average amortization period at the time of acquisition for above-market leases related to assets acquired during the nine months ended September 30, 2026 was 8.2 years.
(2)The weighted average amortization period at the time of acquisition for in-place leases related to assets acquired during the nine months ended September 30, 2026 was 7.6 years.
(3)The weighted average amortization period at the time of acquisition for operating lease right-of-use assets, net and operating lease liabilities related to assets acquired during the nine months ended September 30, 2026 was 90.2 years.
(4)The weighted average amortization period at the time of acquisition for below-market leases related to assets acquired during the nine months ended September 30, 2026 was 26.5 years.

3. Dispositions and Assets Held for Sale
During the three months ended September 30, 2026, the Company disposed of two shopping centers for aggregate net proceeds of $40.8 million, resulting in aggregate gain of $8.9 million and aggregate impairment of $0.7 million. During the nine months ended September 30, 2026, the Company disposed of eight shopping centers for aggregate net proceeds of $161.3 million, resulting in aggregate gain of $68.7 million and aggregate impairment of $6.7 million. In addition, during the nine months ended September 30, 2026, the Company received aggregate net proceeds of $2.3 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $2.1 million.

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

As of September 30, 2026, the Company had no properties held for sale. As of December 31, 2025, the Company had one property held for sale. There were no liabilities associated with the property classified as held for sale. The following table presents the assets associated with the property classified as held for sale (in thousands):

Assets	September 30, 2026	December 31, 2025
Land	$—	$233
Buildings and improvements	—	5,579
Accumulated depreciation and amortization	—	(1,407)
Real estate, net	—	4,405
Other assets	—	146
Assets associated with real estate assets held for sale	$—	$4,551

There were no discontinued operations for the three and nine months ended September 30, 2026 and 2025 as none of the dispositions represented a strategic shift in the Company’s business that would qualify as discontinued operations.

4. Real Estate
The Company’s components of Real estate, net consisted of the following (in thousands, unless otherwise specified):

	September 30, 2026	December 31, 2025
Land	$1,867,480	$1,849,779
Buildings and improvements:
Buildings and tenant improvements	9,554,447	9,388,978
Lease intangibles(1)	566,163	548,740
	11,988,090	11,787,497
Accumulated depreciation and amortization(2)	(3,782,174)	(3,588,646)
Total	$8,205,916	$8,198,851
(1)As of September 30, 2026 and December 31, 2025, Lease intangibles consisted of $527.0 million and $508.2 million, respectively, of in-place leases and $39.1 million and $40.6 million, respectively, of above-market leases. These intangible assets are amortized over the term of each related lease.
(2)As of September 30, 2026 and December 31, 2025, Accumulated depreciation and amortization included $436.6 million and $426.6 million, respectively, of accumulated amortization related to Lease intangibles.

In addition, as of September 30, 2026 and December 31, 2025, the Company had intangible liabilities relating to below-market leases of $409.3 million and $389.1 million, respectively, and accumulated accretion of $246.2 million and $244.3 million, respectively. These intangible liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Below-market lease accretion income, net of above-market lease amortization for the three months ended September 30, 2026 and 2025 was $3.7 million and $5.6 million, respectively. Below-market lease accretion income, net of above-market lease amortization for the nine months ended September 30, 2026 and 2025 was $12.7 million and $13.6 million, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense associated with in-place lease value for the three months ended September 30, 2026 and 2025 was $9.3 million and $7.9 million, respectively. Amortization expense associated with in-place lease value for the nine months ended September 30, 2026 and 2025 was $27.9 million and $22.1 million, respectively. These amounts are included in Depreciation and amortization on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company’s estimated below-market lease accretion income, net of above-market lease amortization expense, and in-place lease amortization expense for the next five years are as follows (in thousands):

Year ending December 31,	Below-market lease accretion (income), net of above-market lease amortization expense	In-place lease amortization expense
2026 (remaining three months)	$(3,668)	$9,232
2027	(13,406)	29,956
2028	(12,276)	22,298
2029	(11,122)	15,781
2030	(10,424)	10,333
2031	(9,998)	8,824

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

The Company recognized the following impairment during the three and nine months ended September 30, 2026 (dollars in thousands):

Three Months Ended September 30, 2026
Property Name(1)	Location	GLA	Impairment Charge
High Point Centre(2)	Lombard, IL	240,345	$683
		240,345	$683

Nine Months Ended September 30, 2026
Property Name(1)	Location	GLA	Impairment Charge
High Point Centre(2)	Lombard, IL	240,345	$6,657
		240,345	$6,657

(1)The Company recognized an impairment charge based upon changes in the anticipated hold period of this property and/or offers from third-party buyers in connection with the Company’s capital recycling program.
(2)The Company disposed of this property during the nine months ended September 30, 2026.

The Company recognized the following impairment during the three and nine months ended September 30, 2025 (dollars in thousands):

Three and Nine Months Ended September 30, 2025
Property Name(1)	Location	GLA	Impairment Charge
Springdale(2)	Mobile, AL	398,701	$16,075
		398,701	$16,075

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

Cash Flow Hedges of Interest Rate Risk
Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts, generally based on the Secured Overnight Financing Rate ("SOFR"), from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchanging the underlying notional amount. Interest rate lock agreements designated as cash flow hedges generally involve the Company locking a fixed benchmark U.S. treasury rate with a counterparty for a specified future period to hedge variability in future cash flows attributable to changes in interest rates. Interest rate lock agreements are settled in cash on the specified settlement date without the exchange of the underlying notional amount. The Company utilizes interest rate swap and interest rate lock agreements to partially hedge the cash flows associated with variable-rate debt or future cash flows associated with forecasted fixed-rate debt issuances. The Company has elected to present its interest rate derivatives on its unaudited Condensed Consolidated Balance Sheets on a gross basis as interest rate derivative assets and interest rate derivative liabilities. The gross derivative assets are included in Other assets and the gross derivative liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

Detail on the terms and fair value of the Company’s interest rate derivatives designated as cash flow hedges outstanding as of September 30, 2026 is as follows (dollars in thousands):

					Fair Value
Effective Date	Maturity Date	Swapped Variable Rate	Fixed Rate	Notional Amount	Assets	Liabilities
5/1/2023	7/26/2027	1 Month SOFR	3.58900%	$100,000	$623	$—
5/1/2023	7/26/2027	1 Month SOFR	3.59500%	75,000	464	—
5/1/2023	7/26/2027	1 Month SOFR	3.59300%	25,000	155	—
7/26/2024	7/26/2027	1 Month SOFR	4.07670%	100,000	227	—
7/26/2024	7/26/2027	1 Month SOFR	4.07700%	100,000	227	—
7/26/2024	7/26/2027	1 Month SOFR	4.07670%	50,000	114	—
7/26/2024	7/26/2027	1 Month SOFR	4.07700%	50,000	114	—
				$500,000	$1,924	$—

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

The effective portion of the Company’s interest rate derivatives that was recognized on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Derivatives)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Change in unrealized gain (loss) on interest rate swaps	$1,333	$580	$11,873	$(4,259)
Accretion (amortization) of interest rate swaps to interest expense	(75)	(744)	16	(2,220)
Change in unrealized gain (loss) on interest rate swaps, net	$1,258	$(164)	$11,889	$(6,479)

The Company estimates that $3.3 million will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense over the next twelve months. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedges during the three and nine months ended September 30, 2026 and 2025.

Non-Designated (Mark-to-Market) Hedges of Interest Rate Risk
The Company does not use derivatives for trading or speculative purposes. As of September 30, 2026 and December 31, 2025, the Company did not have any non-designated hedges.

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

7. Debt Obligations
As of September 30, 2026 and December 31, 2025, the Company had the following indebtedness outstanding (dollars in thousands):

	Carrying Value as of
	September 30, 2026	December 31, 2025	Stated Interest Rate(1)	Scheduled Maturity Date
Secured mortgage
Fixed rate secured mortgage	$30,500	$—	5.50%	2031
Total secured mortgage, net	$30,500	$—

Notes payable
Unsecured notes(2)	$4,817,759	$5,018,453	2.25% – 7.68%	2026 – 2036
Net unamortized premium	6,725	10,277
Net unamortized debt issuance costs	(23,975)	(23,797)
Total notes payable, net	$4,800,509	$5,004,933

Unsecured Credit Facility
Revolving Facility	$—	$—	4.68%	2029
Term Loan Facility(3)(4)	500,000	500,000	4.53%	2030
Net unamortized debt issuance costs	(8,054)	(10,180)
Total Unsecured Credit Facility and term loans	$491,946	$489,820

Total debt obligations, net	$5,322,955	$5,494,753
(1)Stated interest rates as of September 30, 2026 do not include the impact of the Company’s interest rate swap agreements (described below).
(2)As of September 30, 2026, the weighted average stated interest rate on the Company’s unsecured notes was 4.30%.
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

2026 Debt Transactions
During the nine months ended September 30, 2026, the Operating Partnership repaid $600.0 million principal amount of the 4.125% Senior Notes due 2026 (the "2026 4.125% Notes") and $0.7 million of the 7.970% Senior Notes due 2026 (the "2026 7.970% Notes"), representing all of the outstanding 2026 4.125% Notes and 2026 7.970% Notes, respectively. The Operating Partnership funded the 2026 4.125% Notes and 2026 7.970% Notes repayments with available cash, proceeds from the 2036 Notes, and dispositions.

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

On May 27, 2026, the Operating Partnership assumed secured mortgage debt with a principal amount and fair value of $30.5 million, in connection with the acquisition of one shopping center. The secured mortgage debt bears interest at a rate of 5.500% per annum, payable monthly in arrears on the first of the following month. The secured mortgage debt will mature on June 1, 2031. As of September 30, 2026, no other properties were encumbered by secured indebtedness. See Note 2 for additional information regarding the acquisition.

On September 27, 2026, in connection with the Slate Transaction described in Note 1, the Operating Partnership entered into a commitment letter for up to $988.0 million of senior unsecured term loan financing. The commitment is in addition to the Company's other capital sources and if unutilized expires in connection with the expected closing of the Slate Transaction. The financing is available in a single drawing upon the expected closing of the Slate Transaction and the commitment size will be reduced proportionally as we secure financing through other capital sources. If utilized, the borrowing will bear interest, at the Operating Partnership’s election, at a SOFR-based rate or an alternative base rate, plus an applicable credit spread, and will mature 364 days after funding, subject to a six-month extension option. The Operating Partnership incurred approximately $4.0 million of related fees, which were deferred and included in other assets on the Company’s unaudited Condensed Consolidated Balance Sheets. If the financing is funded, the related fees will be amortized to interest expense over the initial 364-day term of the loan. If management determines that execution of the financing is no longer probable, the fees will be expensed.

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

Debt Maturities
As of September 30, 2026 and December 31, 2025, the Company had accrued interest of $55.9 million and $63.6 million outstanding, respectively. As of September 30, 2026, scheduled maturities of the Company’s outstanding debt obligations were as follows (in thousands):

Year ending December 31,
2026 (remaining three months)	$6,848
2027	400,000
2028	357,708
2029	753,203
2030	1,300,000
2031	530,500
Thereafter	2,000,000
Total debt maturities	5,348,259
Net unamortized premium	6,725
Net unamortized debt issuance costs	(32,029)
Total debt obligations, net	$5,322,955

As of the date the financial statements were issued, the Company's scheduled debt maturities for the next 12 months were comprised of the $6.8 million outstanding principal balance of Senior Notes due 2026 and $400.0 million outstanding principal balance of Senior Notes due 2027. The Company currently believes it has sufficient cash and cash equivalents and liquidity to satisfy these scheduled debt maturities.

Debt Covenants
Pursuant to the terms of the Company’s unsecured debt agreements, the Company, among other things, is subject to the maintenance of various financial covenants. The Company was in compliance with these covenants as of September 30, 2026.

8. Fair Value Disclosures
All financial instruments of the Company are reflected in the accompanying unaudited Condensed Consolidated Balance Sheets at amounts which, in management’s judgment, reasonably approximate their fair values, except those instruments listed below (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Secured mortgage	$30,500	$29,291	$—	$—
Notes payable	4,800,509	4,571,684	5,004,933	4,986,781
Unsecured Credit Facility	491,946	500,000	489,820	500,000
Total debt obligations, net	$5,322,955	$5,100,975	$5,494,753	$5,486,781

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a recurring basis (in thousands, unless otherwise specified):

	Fair Value Measurements as of September 30, 2026
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,846	$638	$21,208	$—
Interest rate derivatives	$1,924	$—	$1,924	$—

	Fair Value Measurements as of December 31, 2025
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities(1)	$21,283	$1,836	$19,447	$—

Liabilities:
Interest rate derivatives	$(4,553)	$—	$(4,553)	$—
(1)As of September 30, 2026 and December 31, 2025, marketable securities included $(0.4) million and $0.2 million of net unrealized (losses) gains, respectively. As of September 30, 2026, the contractual maturities of the Company’s marketable securities were within the next five years.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured and recognized at fair value on a non-recurring basis. During the nine months ended September 30, 2026, no properties were remeasured to fair value as a result of impairment testing that were not disposed of prior to September 30, 2026. The table includes information related to properties that were remeasured to fair value as a result of impairment testing during the year ended December 31, 2025, excluding the properties sold prior to December 31, 2025 (dollars in thousands, unless otherwise specified):

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

Additionally, certain leases may require variable lease payments associated with percentage rents, which are calculated based on underlying tenant sales. The Company recognized $1.9 million and $1.2 million of income based on percentage rents for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $9.8 million and $8.0 million of income based on percentage rents for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included in Rental income on the Company’s unaudited Condensed Consolidated Statements of Operations.

10. Leases
The Company periodically enters into agreements in which it is the lessee, including ground leases for shopping centers that it operates and office leases for administrative space. The agreements range in term from less than one year to 50 or more years, with certain agreements containing renewal options for up to an additional 100 years. Upon lease execution, the Company recognizes an operating lease right-of-use ("ROU") asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. As of September 30, 2026, the Company does not include any prospective renewal or termination options in its ROU assets or lease liabilities, as the exercise of such options is not reasonably certain. Certain agreements require the Company to pay a portion of property operating expenses, such as common area expenses, utilities, insurance, and real estate taxes, and certain capital expenditures related to the maintenance of the properties. These payments are not included in the calculation of the ROU asset or lease liability and are presented as variable lease costs. The following tables present additional information pertaining to the Company’s operating leases (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Statements of Operations Information	2026	2025	2026	2025
Operating lease costs	$1,979	$1,700	$5,425	$5,102
Variable lease costs	14	50	117	188
Total lease costs	$1,993	$1,750	$5,542	$5,290

	Nine Months Ended September 30,
Supplemental Statements of Cash Flows Information	2026	2025
Operating cash outflows from operating leases	$4,779	$4,697
ROU assets obtained in exchange for operating lease liabilities	43,865	9,496
ROU asset reduction due to dispositions, held for sale, and lease modifications	(72)	—

Operating Lease Liabilities	As of September 30, 2026
Future minimum operating lease payments:
2026 (remaining three months)	$1,559
2027	6,076
2028	6,021
2029	5,985
2030	5,471
2031	4,560
Thereafter	170,691
Total future minimum operating lease payments	200,363
Less: imputed interest	(145,319)
Operating lease liabilities	$55,044

Supplemental Balance Sheets Information	As of September 30, 2026	As of December 31, 2025
Operating lease liabilities(1)(2)	$55,044	$47,351
ROU assets(1)(3)	84,605	44,114
(1)As of September 30, 2026 and December 31, 2025, the weighted average remaining lease term was 35.1 years and 26.1 years, respectively, and the weighted average discount rate was 6.74% and 6.35%, respectively.
(2)These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.
(3)These amounts are included in Other assets on the Company’s unaudited Condensed Consolidated Balance Sheets.

As of September 30, 2026, there were no material leases that have been executed but not yet commenced.

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

During the nine months ended September 30, 2026, the Company entered into forward sale contracts under the ATM Program through which it is expected to issue 3.9 million shares of its common stock at a weighted-average offering price of $29.85, before commissions and fees. The forward contracts must be settled by March 15, 2027 and the Company has the ability to elect cash or net share settlement rather than physical settlement, which, if elected, could result in cash outflows rather than share issuances. The Company currently intends to physically settle these agreements. As of September 30, 2026, no shares under the forward sale contracts have settled. Anticipated proceeds from the issuance of shares under physical settlement of the forward sale contracts are approximately $116.0 million, before commissions and fees, and are expected to be used for general corporate purposes. During the nine months ended September 30, 2025, the Company did not issue any shares of common stock under the ATM Program. As of September 30, 2026, $284.0 million of common stock remained available for issuance under the ATM Program, including the impact of forward sales contracts.

Share Repurchase Program
In October 2025, the Company renewed its share repurchase program (the "Repurchase Program") for up to $400.0 million of its common stock. The Repurchase Program is scheduled to expire on October 28, 2028, unless suspended or extended by the Company's board of directors. During the nine months ended September 30, 2026 and 2025, the Company did not repurchase any shares of common stock pursuant to the Repurchase Program. As of September 30, 2026, the Repurchase Program had $400.0 million of available repurchase capacity.

Common Stock
In connection with the vesting of restricted stock units ("RSUs") under the Company’s equity-based compensation plan, the Company withholds shares to satisfy tax withholding obligations. During the nine months ended September 30, 2026 and 2025, the Company withheld 0.6 million and 0.4 million shares of its common stock, respectively.

Dividends and Distributions
During the three months ended September 30, 2026 and 2025, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.3075 per share/unit and $0.2875 per share/unit, respectively. During the nine months ended September 30, 2026 and 2025, the Company's board of directors declared common stock dividends and OP Unit distributions of $0.9225 per share/unit and $0.8625 per share/unit, respectively. As of September 30, 2026 and December 31, 2025, the Company had declared but unpaid common stock dividends and OP Unit distributions of $96.3 million and $98.0 million, respectively. These amounts are included in Accounts payable, accrued expenses and other liabilities on the Company’s unaudited Condensed Consolidated Balance Sheets.

Non-controlling Interests
During the year ended December 31, 2024, the Company completed the acquisition of 100% of the common equity in entities owning North Ridge Shopping Center and The Plaza at Buckland Hills. As of September 30, 2026 and December 31, 2025, the acquired entities have $0.2 million of issued and outstanding preferred equity, which the Company did not acquire, which is reflected in Non-controlling interests on the Company’s unaudited Condensed Consolidated Balance Sheets.

Redeemable Non-controlling Interests/Redeemable Preferred Units
During the nine months ended September 30, 2026, the Operating Partnership issued $30.5 million of redeemable preferred units (the "Series A Preferred Units"), in connection with the acquisition of one shopping center. The Series A Preferred Units contain redemption features not solely within the Company’s control and are classified as Redeemable non-controlling interests and as Redeemable preferred units in each of the Company’s and the Operating Partnership’s unaudited Condensed Consolidated Balance Sheets, respectively. Amounts attributable to redeemable preferred units are presented within Net income attributable to non-controlling interests and Redeemable preferred return on each of the Company's and the Operating Partnership's unaudited Condensed Consolidated Statements of Operations, respectively.

The Series A Preferred Units rank senior to the OP Units with respect to distributions and liquidation rights and have a liquidation preference of $25.00 per unit. Distributions on the Series A Preferred Units equal an amount per unit of 5.00% of the $25.00 liquidation preference and are cumulative. Holders of the Series A Preferred Units may require the Operating Partnership to redeem all or a portion of the units at any time. Upon a redemption request, the Company may settle in shares of the Company’s common stock or cash equal to the liquidation preference plus accumulated and unpaid distributions. Holders may also convert or exchange the Series A Preferred Units into a fixed number of OP Units or shares of the Company’s common stock at a fixed conversion price. As of September 30, 2026, 1,219,947 Series A Preferred Units remained outstanding.

The following table presents changes in Redeemable non-controlling interests/Redeemable preferred units for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$30,643	$—	$—	$—
Acquisition of real estate assets(1)	—	—	30,499	—
Redeemable preferred units issuance costs(1)	—	—	(330)	—
Redeemable preferred return	381	—	525	—
Accretion of redeemable preferred units to redemption value	—	—	330	—
Distributions to redeemable non-controlling interests	(203)	—	(203)	—
Balance at end of period	$30,821	$—	$30,821	$—
(1)Relates to the issuance of Series A Preferred Units during the nine months ended September 30, 2026, as described above.

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

During the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company granted RSUs to certain employees. The RSUs are divided into multiple tranches, which are all subject to service-based vesting conditions. Certain tranches are also subject to performance-based or market-based criteria, which contain a threshold, target, above target, and maximum number of units that can be earned. The number of units actually earned for each tranche is determined based on performance during a specified performance period. Tranches that only have a service-based component can only earn a target number of units. The aggregate number of RSUs granted, assuming the achievement of target level performance, was 0.5 million and 0.6 million for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively, with vesting periods ranging from one to five years. For the service-based and performance-based RSUs granted, fair value is based on the Company's grant date stock price or the grant date stock price adjusted for dividend or dividend equivalent rights, when applicable. For the market-based RSUs granted, fair value is based on a Monte Carlo simulation model that assesses the probability of satisfying the market performance hurdles over the remainder of the performance period based on the Company’s historical common stock performance relative to the other companies within the FTSE Nareit Equity Shopping Centers Index as well as the following significant assumptions:

Assumption	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Volatility	22.0% - 24.0%	20.0% - 26.0%
Weighted average risk-free interest rate	3.47% - 3.73%	4.24% - 4.24%
Weighted average common stock dividend yield	4.3% - 4.5%	4.3% - 4.5%

During the three months ended September 30, 2026 and 2025, the Company recognized $4.1 million and $4.4 million of equity compensation expense, respectively, of which $0.3 million and $0.3 million was capitalized, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized $10.7 million and $14.2 million of equity compensation expense, respectively, of which $0.9 million and $1.2 million was capitalized, respectively. These amounts are included in General and administrative expense on the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2026, the Company had $16.6 million of total unrecognized compensation expense related to unvested stock compensation, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Computation of Basic Earnings Per Share:
Net income	$88,142	$94,242	$289,561	$249,125
Net income attributable to non-controlling interests	(388)	(7)	(546)	(22)
Non-forfeitable dividends on unvested restricted shares(1)	(152)	(172)	(454)	(463)
Accretion of redeemable non-controlling interests to redemption value	—	—	(330)	—
Net income attributable to the Company’s common stockholders for basic earnings per share	$87,602	$94,063	$288,231	$248,640

Weighted average number shares outstanding – basic(2)	307,305	307,193	307,248	307,132

Basic earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.29	$0.31	$0.94	$0.81

Computation of Diluted Earnings Per Share:
Net income attributable to the Company’s common stockholders for diluted earnings per share	$87,602	$94,063	$288,231	$248,640

Weighted average shares outstanding – basic	307,305	307,193	307,248	307,132
Effect of dilutive securities:(3)(4)
Unsettled forward sales contracts(4)	80	—	25	—
Equity awards(5)	750	891	724	842
Weighted average shares outstanding – diluted	308,135	308,084	307,997	307,974

Diluted earnings per share attributable to the Company’s common stockholders:
Net income per share	$0.28	$0.31	$0.94	$0.81
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
(3)As of September 30, 2026, the Company had redeemable non-controlling interests outstanding which, upon redemption, may result in issuance of shares of common stock. The redeemable non-controlling interests were evaluated using the if-converted method and determined to be anti-dilutive in the calculation of diluted EPS for the three and nine months ended September 30, 2026. As of September 30, 2025, the Company did not have any redeemable non-controlling interests outstanding.
(4)As of September 30, 2026, the Company had unsettled forward sales contracts under which it is expected to issue 3.9 million shares of common stock. The forward sales contracts were evaluated using the treasury stock method and determined to be dilutive. Accordingly, dilutive shares were included in the calculation of diluted EPS for the three and nine months ended September 30, 2026. As of September 30, 2025, the Company did not have any unsettled forward sales contracts.
(5)Unvested restricted shares that did not qualify as participating securities were included in the diluted EPS calculation using the treasury stock method.

The following table provides a reconciliation of the numerator and denominator of the earnings per unit calculations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Computation of Basic Earnings Per Unit:
Net income	$88,142	$94,242	$289,561	$249,125
Net income attributable to non-controlling interests	(7)	(7)	(21)	(22)
Non-forfeitable distributions on unvested restricted units(1)	(152)	(172)	(454)	(463)
Redeemable preferred return	(381)	—	(525)	—
Accretion of redeemable preferred units to redemption value	—	—	(330)	—
Net income attributable to the Operating Partnership’s common units for basic earnings per unit	$87,602	$94,063	$288,231	$248,640

Weighted average number common units outstanding – basic(2)	307,305	307,193	307,248	307,132

Basic earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.29	$0.31	$0.94	$0.81

Computation of Diluted Earnings Per Unit:
Net income attributable to the Operating Partnership’s common units for diluted earnings per unit	$87,602	$94,063	$288,231	$248,640

Weighted average common units outstanding – basic	307,305	307,193	307,248	307,132
Effect of dilutive securities:(3)(4)
Unsettled forward sales contracts(4)	80	—	25	—
Equity awards(5)	750	891	724	842
Weighted average common units outstanding – diluted	308,135	308,084	307,997	307,974

Diluted earnings per unit attributable to the Operating Partnership’s common units:
Net income per unit	$0.28	$0.31	$0.94	$0.81
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
(3)As of September 30, 2026, the Operating Partnership had redeemable preferred units outstanding which, on redemption, may result in issuance of common units. The redeemable preferred units were evaluated using the if-converted method and determined to be anti-dilutive in the calculation of diluted EPS for the three and nine months ended September 30, 2026. As of September 30, 2025, the Company did not have any redeemable preferred units outstanding.
(4)As of September 30, 2026, the Company had unsettled forward sales contracts under which it is expected to issue 3.9 million OP Units. The forward sales contracts were evaluated using the treasury stock method and determined to be dilutive. Accordingly, dilutive units were included in the calculation of diluted EPS for the three and nine months ended September 30, 2026. As of September 30, 2025, the Company did not have any unsettled forward sales contracts.
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

Environmental Matters
Under various federal, state, and local laws, ordinances, and regulations, the Company may be or become liable for the costs of removal or remediation of certain hazardous or toxic substances released on or in the Company’s properties or disposed of by the Company or its tenants, as well as certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company maintains a reserve for currently known environmental matters and does not believe they will have a material impact on the Company’s financial condition, operating results, or cash flows. During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any material governmental fines resulting from environmental matters.

15. Segment Reporting
The Company operates and derives revenue from its Portfolio of community and neighborhood shopping centers. As of September 30, 2026, the properties in the Portfolio are located across 29 states throughout 96 metropolitan markets. The Chief Executive Officer serves as the Company's Chief Operating Decision Maker (the "CODM") and evaluates performance and resource allocation on a Portfolio basis. Additionally, the Company does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company has a single operating and reportable segment (the "Reporting Segment") for disclosure purposes in accordance with GAAP.

Net income attributable to Brixmor Property Group Inc., as presented on the Company's unaudited Condensed Consolidated Statements of Operations is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total assets, as presented on the Company's unaudited Condensed Consolidated Balance Sheets is used to measure the Reporting Segment's assets.

The following table presents revenues and significant segment expenses for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$359,598	$340,843	$1,068,616	$1,017,847

Operating costs	(40,921)	(38,891)	(127,062)	(117,979)
Real estate taxes	(46,290)	(45,455)	(135,972)	(133,907)
Depreciation and amortization	(106,427)	(103,234)	(321,887)	(312,108)
Impairment of real estate assets	(683)	(16,075)	(6,657)	(16,075)
General and administrative(1)	(27,297)	(26,772)	(83,347)	(84,038)
Interest expense	(59,176)	(56,680)	(179,466)	(165,173)
Other segment items(2)	8,950	40,499	74,790	60,536

Segment net income	$87,754	$94,235	$289,015	$249,103

Reconciliation of Segment net income to Net income attributable to Brixmor Property Group Inc.
Adjustments	—	—	—	—
Net income attributable to Brixmor Property Group Inc.	$87,754	$94,235	$289,015	$249,103

(1)The following table presents General and administrative expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee compensation, net	$(20,623)	$(20,838)	$(62,778)	$(64,898)
Other general and administrative, net	(6,674)	(5,934)	(20,569)	(19,140)
Total general and administrative	$(27,297)	$(26,772)	$(83,347)	$(84,038)

(2)Other segment items for the Company include Dividends and interest, Gain on sale of real estate assets, Loss on extinguishment of debt, net, Other, and Net income attributable to non-controlling interests. See the Company's unaudited Condensed Consolidated Statements of Operations for additional information on these amounts.

16. Related Party Transactions
As of September 30, 2026 and December 31, 2025, there were no material receivables from or payables to related parties. During the three and nine months ended September 30, 2026 and 2025, the Company did not engage in any material related-party transactions other than the following:

•As described in Note 1 above, on September 27, 2026, the Everview JV, a new joint venture between the Operating Partnership and funds affiliated with Everview, entered into certain agreements to effect the Slate Transaction. Upon the expected closing of the Slate Transaction, which is expected to occur in the first quarter of 2027 if approved by Slate unitholders, the Company will effectively acquire the Brixmor Portfolio for $636 million, and the Everview JV will acquire the JV Portfolio for $1.71 billion. The Operating Partnership and Everview have entered into an interim investors agreement related to the Everview JV that provides, among other things, that each party will negotiate in good faith to enter into, upon or prior to the expected closing of the Slate Transaction, a joint venture agreement consistent with an agreed upon term sheet. The Operating Partnership will serve as the managing member of the Everview JV, will manage the JV Portfolio and will be entitled to fees for its services and in addition to contributing its 20% portion of the cash purchase price allocable to the JV Portfolio, expected to be approximately $112 million, the Operating Partnership will make a preferred equity investment of approximately $174 million in the Everview JV, with a 9% preferential annual dividend. The interim investors agreement also addresses fee and expense sharing arrangements.

William D. Rahm, a director of the Company, is the Founder and Chief Executive Officer of Everview and controls its general partner. Raider Hill Advisors, L.L.C. acted as special real estate advisor to the special committee of the board of trustees of Slate and will be entitled to a fee of approximately $7.1 million for its services to the Slate special committee. Daniel B. Hurwitz, a director of the Company, is Founder and

Chief Executive Officer of Raider Hill Advisors, L.L.C. In accordance with the Company's governance policies, Messrs. Rahm and Hurwitz were recused from all meetings, deliberations and votes of the Company’s board of directors related to the Slate Transaction and the Everview JV. Mr. Rahm does not intend to stand for reelection to the Company’s board of directors at the 2027 Annual Meeting of Stockholders.

17. Subsequent Events
In preparing the Company's unaudited Condensed Consolidated Financial Statements, the Company has evaluated events and transactions occurring after September 30, 2026 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2026 through the date the financial statements were issued.

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

Executive Summary
Our Company
Brixmor Property Group Inc. and subsidiaries (collectively, "BPG") is an internally-managed corporation that has elected to be taxed as a real estate investment trust ("REIT"). Brixmor Operating Partnership LP and subsidiaries (collectively, the "Operating Partnership") is the entity through which BPG conducts substantially all of its operations and owns substantially all of its assets. BPG owns 100% of the limited liability company interests of BPG Subsidiary LLC ("BPG Sub"), which, in turn, is the sole member of Brixmor OP GP LLC (the "General Partner"), the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" mean BPG and the Operating Partnership, collectively. We own and operate one of the largest publicly traded open-air retail portfolios by gross leasable area ("GLA") in the United States ("U.S."), comprised primarily of grocery-anchored community and neighborhood shopping centers. As of September 30, 2026, our portfolio was comprised of 345 shopping centers (the "Portfolio") totaling approximately 62 million square feet of GLA. Our high-quality national Portfolio is primarily located within established trade areas in the top 50 Core-Based Statistical Areas in the U.S., and our shopping centers are primarily anchored by non-discretionary and value-oriented retailers, as well as consumer-oriented service providers. As of September 30, 2026, our three largest tenants by annualized base rent ("ABR") were The TJX Companies, Inc. ("TJX"), The Kroger Co. ("Kroger"), and Burlington Stores, Inc. ("Burlington"). BPG has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under U.S. federal income tax laws, commencing with our taxable year ended December 31, 2011, has maintained such requirements through our taxable year ended December 31, 2025, and intends to satisfy such requirements for subsequent taxable years.

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

Pending Slate Grocery REIT Transaction and Everview Joint Venture
On September 27, 2026, a new joint venture (the "Everview JV") between the Operating Partnership and funds affiliated with Everview Partners, L.P. ("Everview") entered into certain agreements pursuant to which the Everview JV agreed to acquire Slate Grocery REIT ("Slate"), the owner and operator of a portfolio of U.S. shopping centers (the "Slate Transaction"). Upon the expected closing of the Slate Transaction, the Company will effectively acquire a portfolio of 23 grocery-anchored shopping centers, representing a 100% interest in 22 centers and a 50% interest in one center (together, the "Brixmor Portfolio") for $636 million, and the Everview JV will acquire the remaining 92 assets (the "JV Portfolio") for $1.71 billion.

The Operating Partnership and Everview have entered into an interim investors agreement related to the Everview JV that provides, among other things, that each party will negotiate in good faith to enter into, upon or prior to the expected closing of the Slate Transaction, a joint venture agreement consistent with an agreed upon term sheet. Such term sheet addresses the material terms of the joint venture, including:

•that the Operating Partnership will control all decisions related to, and be entitled to all the economic rights associated with, the Brixmor Portfolio;
•that Everview will have an 80% common interest in the JV Portfolio and the Operating Partnership will have a 20% common interest in the JV Portfolio;
•that the Operating Partnership will serve as the managing member of the Everview JV, will manage the JV Portfolio and will be entitled to fees for its services; and
•that in addition to contributing its 20% portion of the cash purchase price allocable to the JV Portfolio, expected to be approximately $112 million, the Operating Partnership will make a preferred equity investment of approximately $174 million in the Everview JV, with a 9% preferential annual dividend.

The consummation of the Slate Transaction is subject to customary closing conditions including approval by Slate unitholders. We expect the closing of the Slate Transaction, if approved by Slate unitholders, to occur in the first quarter of 2027.

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

Leasing Highlights
As of September 30, 2026, billed and leased occupancy were 91.4% and 95.6%, respectively, as compared to 90.2% and 94.1%, respectively, as of September 30, 2025.

The following table summarizes our executed leasing activity for the three months ended September 30, 2026 and 2025 (dollars in thousands, except for per square foot ("PSF") amounts):

For the Three Months Ended September 30, 2026
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	333	2,898,764	$18.10	$1.97	$1.65	17.4%
New and renewal leases	267	1,628,289	21.17	3.52	2.94	25.3%
New leases	105	646,935	21.96	8.71	7.31	42.6%
Renewal leases	162	981,354	20.65	0.09	0.05	19.4%
Option leases	66	1,270,475	14.16	—	—	7.2%

For the Three Months Ended September 30, 2025
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	323	2,638,011	$18.83	$1.92	$1.66	12.8%
New and renewal leases	270	1,521,066	22.96	3.33	2.88	17.8%
New leases	97	613,286	25.85	6.56	7.12	30.5%
Renewal leases	173	907,780	21.00	1.15	0.02	14.0%
Option leases	53	1,116,945	13.21	—	—	4.7%
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

The following table summarizes our executed leasing activity for the nine months ended September 30, 2026 and 2025 (dollars in thousands, except for PSF amounts):

For the Nine Months Ended September 30, 2026
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	952	7,426,457	$19.46	$3.18	$2.13	16.5%
New and renewal leases	767	4,322,681	22.43	5.46	3.67	23.7%
New leases	325	1,953,268	23.10	11.52	7.97	39.1%
Renewal leases	442	2,369,413	21.87	0.47	0.12	18.6%
Option leases	185	3,103,776	15.34	—	—	7.5%

For the Nine Months Ended September 30, 2025
	Leases	GLA	New ABR PSF	Tenant Improvements and Allowances PSF	Third-Party Leasing Commissions PSF	Rent Spread(1)
New, renewal and option leases	1,116	7,350,727	$19.51	$2.65	$2.00	15.7%
New and renewal leases	939	4,525,014	23.09	4.31	3.24	21.0%
New leases	354	2,071,613	23.41	8.13	7.07	40.6%
Renewal leases	585	2,453,401	22.82	1.08	0.02	14.4%
Option leases	177	2,825,713	13.76	—	—	6.1%
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

Acquisition Activity
•During the nine months ended September 30, 2026, we acquired five shopping centers for an aggregate purchase price of $213.7 million, including transaction costs and closing credits.

•During the nine months ended September 30, 2025, we acquired one shopping center, one land parcel, and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $229.9 million, including transaction costs and closing credits.

Disposition Activity
•During the nine months ended September 30, 2026, we disposed of eight shopping centers for aggregate net proceeds of $161.3 million, resulting in aggregate gain of $68.7 million and aggregate impairment of $6.7 million. In addition, during the nine months ended September 30, 2026, we received aggregate net proceeds of $2.3 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $2.1 million.

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

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
Revenues (in thousands)

	Three Months Ended September 30,
	2026	2025	$ Change
Revenues
Rental income	$358,546	$340,618	$17,928
Other revenues	1,052	225	827
Total revenues	$359,598	$340,843	$18,755

Rental income
The increase in rental income for the three months ended September 30, 2026 of $17.9 million, as compared to the corresponding period in 2025, was due to a $16.4 million increase for assets owned for the full period in addition to a $1.5 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) an $11.3 million increase in base rent; (ii) a $5.6 million increase in expense reimbursements; (iii) a $3.4 million increase in lease termination fees; (iv) a $1.4 million increase in ancillary and other rental income; and (v) a $0.7 million increase in percentage rents; partially offset by (vi) a $2.7 million decrease in straight-line rental income, net; (vii) a $2.6 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements; and (viii) a $0.7 million decrease in rental income associated with revenues deemed uncollectible. The $11.3 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 16.5% during the nine months ended September 30, 2026 and 16.4% during the year ended December 31, 2025, and an increase in weighted average billed occupancy.

Other revenues
The increase in other revenues of $0.8 million for the three months ended September 30, 2026, as compared to the corresponding period in 2025, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2026	2025	$ Change
Operating expenses
Operating costs	$40,921	$38,891	$2,030
Real estate taxes	46,290	45,455	835
Depreciation and amortization	106,427	103,234	3,193
Impairment of real estate assets	683	16,075	(15,392)
General and administrative	27,297	26,772	525
Total operating expenses	$221,618	$230,427	$(8,809)

Operating costs
The increase in operating costs for the three months ended September 30, 2026 of $2.0 million, as compared to the corresponding period in 2025, was due to a $1.7 million increase in operating costs for assets owned for the full period in addition to a $0.3 million increase due to net transaction activity. The $1.7 million increase for assets owned for the full period was primarily due to an increase in repairs and maintenance.

Real estate taxes
The increase in real estate taxes for the three months ended September 30, 2026 of $0.8 million, as compared to the corresponding period in 2025, was due to a $1.3 million increase in real estate taxes for assets owned for the full period partially offset by a $0.5 million decrease due to net transaction activity. The $1.3 million increase for the assets owned for the full period was primarily due to changes in property assessments.

Depreciation and amortization
The increase in depreciation and amortization for the three months ended September 30, 2026 of $3.2 million, as compared to the corresponding period in 2025, was due to a $5.0 million increase due to net transaction activity partially offset by a $1.8 million decrease for assets owned for the full period. The $1.8 million decrease for assets owned for the full period was primarily due to a decrease in accelerated depreciation and amortization related to tenant move-outs in the prior period.

Impairment of real estate assets
During the three months ended September 30, 2026, aggregate impairment of $0.7 million was recognized on one shopping center as a result of disposition activity. During the three months ended September 30, 2025, aggregate impairment of $16.1 million was recognized on one operating property. Impairments were recognized due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
General and administrative costs remained generally consistent for the three months ended September 30, 2026, as compared to the corresponding period in 2025.

During the three months ended September 30, 2026 and 2025, construction compensation costs of $4.0 million and $3.7 million, respectively, were capitalized to building and improvements and leasing legal costs of $0.3 million and $0.3 million, respectively, and leasing commission costs of $1.7 million and $1.8 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Three Months Ended September 30,
	2026	2025	$ Change
Other income (expense)
Dividends and interest	$1,364	$1,191	$173
Interest expense	(59,176)	(56,680)	(2,496)
Gain on sale of real estate assets	8,863	40,018	(31,155)
Other	(889)	(703)	(186)
Total other expense	$(49,838)	$(16,174)	$(33,664)

Dividends and interest
The increase in dividends and interest for the three months ended September 30, 2026 of $0.2 million, as compared to the corresponding period in 2025, was primarily due to an increase in interest income associated with higher average cash and cash equivalent balances partially offset by a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the three months ended September 30, 2026 of $2.5 million, as compared to the corresponding period in 2025, was primarily due to a higher weighted average interest rate and weighted average debt obligations.

Gain on sale of real estate assets
During the three months ended September 30, 2026, one shopping center was disposed of, resulting in aggregate gain of $8.9 million. During the three months ended September 30, 2025, seven shopping centers were disposed of, resulting in aggregate gain of $40.0 million.

Other
Other expense remained generally consistent for the three months ended September 30, 2026, as compared to the corresponding period in 2025.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Revenues (in thousands)

	Nine Months Ended September 30,
	2026	2025	$ Change
Revenues
Rental income	$1,066,775	$1,017,256	$49,519
Other revenues	1,841	591	1,250
Total revenues	$1,068,616	$1,017,847	$50,769

Rental income
The increase in rental income for the nine months ended September 30, 2026 of $49.5 million, as compared to the corresponding period in 2025, was due to a $44.0 million increase for assets owned for the full period in addition to a $5.5 million increase due to net transaction activity. The increase for assets owned for the full period was due to: (i) a $30.8 million increase in base rent; (ii) a $13.8 million increase in expense reimbursements; (iii) a $5.1 million increase in ancillary and other rental income; (iv) a $3.2 million increase in lease termination fees; (v) a $1.6 million increase in percentage rents; and (vi) a $0.7 million increase in rental income associated with revenues deemed uncollectible; partially offset by (vii) a $7.8 million decrease in straight-line rental income, net; and (viii) a $3.4 million decrease in accretion of below-market leases, net of amortization of above-market leases and tenant inducements. The $30.8 million increase in base rent for assets owned for the full period was primarily due to contractual rent increases, positive rent spreads for new and renewal leases and option exercises of 16.5% during the nine months ended September 30, 2026 and 16.4% during the year ended December 31, 2025, and an increase in weighted average billed occupancy.

Other revenues
The increase in other revenues of $1.3 million for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, was primarily due to an increase in tax increment financing income.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2026	2025	$ Change
Operating expenses
Operating costs	$127,062	$117,979	$9,083
Real estate taxes	135,972	133,907	2,065
Depreciation and amortization	321,887	312,108	9,779
Impairment of real estate assets	6,657	16,075	(9,418)
General and administrative	83,347	84,038	(691)
Total operating expenses	$674,925	$664,107	$10,818

Operating costs
The increase in operating costs for the nine months ended September 30, 2026 of $9.1 million, as compared to the corresponding period in 2025, was due to a $7.4 million increase in operating costs for assets owned for the full period in addition to a $1.7 million increase due to net transaction activity. The $7.4 million increase for assets owned for the full period was primarily due to an increase in repairs and maintenance, utilities, and insurance.

Real estate taxes
The increase in real estate taxes for the nine months ended September 30, 2026 of $2.1 million, as compared to the corresponding period in 2025, was due to a $2.1 million increase in real estate taxes for assets owned for the full period partially offset by a less than $0.1 million decrease due to net transaction activity. The $2.1 million increase for the assets owned for the full period was primarily due to changes in property assessments.
Depreciation and amortization
The increase in depreciation and amortization for the nine months ended September 30, 2026 of $9.8 million, as compared to the corresponding period in 2025, was due to a $17.1 million increase due to net transaction activity partially offset by a $7.3 million decrease for assets owned for the full period. The $7.3 million decrease for assets owned for the full period was primarily due to a decrease in accelerated depreciation and amortization due to higher tenant move outs in the prior period.

Impairment of real estate assets
During the nine months ended September 30, 2026 aggregate impairment of $6.7 million was recognized on one shopping center as a result of disposition activity. During the nine months ended September 30, 2025 aggregate impairment of $16.1 million was recognized on one operating property. Impairments were recognized due to changes in anticipated hold periods primarily in connection with our capital recycling program.

General and administrative
General and administrative costs remained generally consistent for the nine months ended September 30, 2026, as compared to the corresponding period in 2025.

During the nine months ended September 30, 2026 and 2025, construction compensation costs of $11.9 million and $12.3 million, respectively, were capitalized to building and improvements and leasing legal costs of $1.1 million and $1.2 million, respectively, and leasing commission costs of $5.5 million and $5.8 million, respectively, were capitalized to deferred charges and prepaid expenses, net.

Other Income and Expenses (in thousands)

	Nine Months Ended September 30,
	2026	2025	$ Change
Other income (expense)
Dividends and interest	$8,481	$4,087	$4,394
Interest expense	(179,466)	(165,173)	(14,293)
Gain on sale of real estate assets	70,780	58,843	11,937
Loss on extinguishment of debt, net	—	(296)	296
Other	(3,925)	(2,076)	(1,849)
Total other expense	$(104,130)	$(104,615)	$485

Dividends and interest
The increase in dividends and interest for the nine months ended September 30, 2026 of $4.4 million, as compared to the corresponding period in 2025, was primarily due to an increase in interest income associated with higher average cash and cash equivalent balances partially offset by a lower weighted average interest rate return.

Interest expense
The increase in interest expense for the nine months ended September 30, 2026 of $14.3 million, as compared to the corresponding period in 2025, was primarily due to higher weighted average debt obligations and weighted average interest rate.

Gain on sale of real estate assets
During the nine months ended September 30, 2026, seven shopping centers were disposed of, resulting in aggregate gain of $68.7 million. In addition, during the nine months ended September 30, 2026, we received aggregate net proceeds of $2.3 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets, resulting in aggregate gain of $2.1 million. During the nine months ended September 30, 2025, ten shopping centers and four partial shopping centers were disposed of, resulting in aggregate gain of $58.8 million.

Loss on extinguishment of debt, net
During the nine months ended September 30, 2025, we amended and restated our unsecured credit facility agreements (the "Unsecured Credit Facility"), resulting in a $0.3 million loss on extinguishment of debt due to the acceleration of unamortized debt issuance costs.

Other
The increase in other expense for the nine months ended September 30, 2026 of $1.8 million, as compared to the corresponding period in 2025, was primarily due to an increase in anticipated environmental remediation costs.

Liquidity and Capital Resources
We anticipate that cash flows from the sources listed below will provide adequate capital for the next 12 months and beyond to fund our anticipated uses, including the Slate Transaction, scheduled payments on our outstanding debt, current and anticipated tenant and other capital improvements, stockholder distributions necessary to maintain our qualification as a REIT, and other obligations associated with conducting our business.

Our primary expected sources and uses of capital are as follows:
Sources
•cash and cash equivalent balances;
•operating cash flow;
•available borrowings under the Unsecured Credit Facility;
•available borrowings under the Slate Financing Commitment (defined hereafter);
•issuance of long-term debt;
•dispositions; and

•issuance of equity securities, including any settlement of forward sale contracts.

Uses
•debt repayments;
•maintenance capital expenditures;
•leasing capital expenditures;
•dividend/distribution payments;
•value-enhancing reinvestment capital expenditures;
•acquisitions, including the Slate Transaction; and
•repurchases of equity securities.

We believe our capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We generate significant operating cash flow and have access to multiple forms of external capital, including secured property level debt, unsecured corporate level debt, preferred equity, and common equity, which will allow us to efficiently execute on our strategic and operational objectives. Additionally, in connection with the Slate Transaction, we have obtained a commitment letter for up to $988.0 million of senior unsecured term loan financing (the "Slate Financing Commitment"), which, in addition to our other capital sources, provides additional capital flexibility and surety of closing. We have investment grade credit ratings from all three major credit rating agencies. Our Unsecured Credit Facility is comprised of a $1.25 billion revolving loan facility (the "Revolving Facility") and a $500.0 million term loan facility (the "Term Loan Facility"). As of September 30, 2026, we had $1.54 billion of available liquidity, including $1.25 billion available under our Revolving Facility, $183.5 million of cash, cash equivalents and restricted cash, and $114.4 million of anticipated net proceeds available under unsettled forward equity contracts. We intend to continue to enhance our financial and operational flexibility through periodic extensions of the duration of our debt and our capital recycling program.

Material Cash Requirements
Our expected material cash requirements for the twelve months ending September 30, 2027 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures, including expected cash payment obligations associated with the expected closing of the Slate Transaction.

Contractually Obligated Expenditures
The following table summarizes our debt maturities (excluding extension options), interest payment obligations, and obligations under non-cancelable operating leases (excluding renewal options), as of September 30, 2026 (in thousands):

Contractually Obligated Expenditures	Twelve Months Ending September 30, 2027	Thereafter
Debt maturities (1)	$406,848	$4,941,411
Interest payments (1)(2)	226,611	1,002,245
Operating leases	6,120	194,243
Total	$639,579	$6,137,899

(1)    Amounts presented do not assume the issuance of new debt upon maturity of existing debt.
(2)    Scheduled interest payments for variable rate loans are presented using rates (including the impact of interest rate swaps), as of September 30, 2026. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025 for a further discussion of these and other factors that could impact interest payments.

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
In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy these requirements and maintain our REIT status. Our board of directors evaluates our dividend on a quarterly basis, taking into account a variety of relevant factors, including REIT taxable income. The following table summarizes our common dividend activity for the third and fourth quarters of 2026:

	Third Quarter 2026	Fourth Quarter 2026
Distributions to common shareholders
Dividend declared per common share	$0.3075	$0.3300
Dividend declaration date	July 22, 2026	October 21, 2026
Dividend record date	October 2, 2026	January 5, 2027
Dividend payable date	October 15, 2026	January 15, 2027

Additionally, the Operating Partnership's redeemable preferred units accrue cumulative distributions. Based on the units outstanding as of September 30, 2026, aggregate annual distributions to redeemable preferred unitholders are expected to be approximately $1.5 million.

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

The amount of future acquisition expenditures depends on the availability of opportunities that further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. Our acquisition strategy focuses on buying assets with strong growth potential that are located in our existing markets and will allow us to leverage our operational platform and expertise to create value. Our acquisition activity may include acquisitions of individual and/or portfolios of open-air shopping centers, non-owned anchor spaces, retail buildings, and/or outparcels at, or adjacent to, our existing shopping centers.

As described above, we expect to close the Slate Transaction in the first quarter of 2027 and fund approximately $988.0 million at closing. We expect to fund this amount through a combination of available cash and proceeds from debt and equity issuances and our capital recycling program.

Our cash flow activities are summarized as follows (in thousands):
Brixmor Property Group Inc.

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash provided by operating activities	$515,956	$479,809	$36,147
Net cash used in investing activities	(180,544)	(353,750)	173,206
Net cash used in financing activities	(513,464)	(128,245)	(385,219)

Net change in cash, cash equivalents and restricted cash	(178,052)	(2,186)	(175,866)
Cash, cash equivalents and restricted cash at beginning of period	361,530	378,692	(17,162)
Cash, cash equivalents and restricted cash at end of period	$183,478	$376,506	$(193,028)

Brixmor Operating Partnership LP

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash provided by operating activities	$515,956	$479,809	$36,147
Net cash used in investing activities	(180,544)	(353,750)	173,206
Net cash used in financing activities	(513,461)	(128,118)	(385,343)

Net change in cash, cash equivalents and restricted cash	(178,049)	(2,059)	(175,990)
Cash, cash equivalents and restricted cash at beginning of period	360,996	378,032	(17,036)
Cash, cash equivalents and restricted cash at end of period	$182,947	$375,973	$(193,026)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rental payments and expense reimbursements and cash outflows for property operating costs, real estate taxes, general and administrative expenses, and interest expense.

During the nine months ended September 30, 2026, our net cash provided by operating activities increased $36.1 million as compared to the corresponding period in 2025. The increase was primarily due to (i) an increase in same property net operating income; (ii) an increase in cash inflows for dividends and interest income; (iii) an increase in lease termination fees; and (iv) an increase in net operating income due to net transaction activity and other non-same property net operating income; partially offset by (v) an increase in cash outflows for interest expense; (vi) a decrease in cash from net working capital; and (vii) an increase in cash outflows for G&A expense.

Investing Activities
Net cash used in investing activities is primarily impacted by the nature, timing, and magnitude of acquisition and disposition activity and improvements to and investments in our shopping centers, including capital expenditures associated with our value-enhancing reinvestment activity.

During the nine months ended September 30, 2026, our net cash used in investing activities decreased $173.2 million as compared to the corresponding period in 2025. The decrease was primarily due to (i) a decrease of $77.2 million in acquisitions of real estate assets; (ii) a decrease of $55.2 million in improvements to and investments in real estate assets; and (iii) an increase of $40.8 million in net proceeds from sales of real estate assets.

Improvements to and investments in real estate assets
During the nine months ended September 30, 2026 and 2025, we expended $190.4 million and $245.5 million, respectively, on improvements to and investments in real estate assets. Included in these amounts are insurance proceeds of $2.6 million and $5.4 million, respectively, which were received during the nine months ended September 30, 2026 and 2025.

Maintenance capital expenditures represent costs to fund major replacements and betterments to our properties. Leasing related capital expenditures represent tenant specific costs incurred to lease or renew space, including tenant improvements, tenant allowances, and external leasing commissions. In addition, we evaluate our Portfolio on an ongoing basis to identify value-enhancing reinvestment opportunities. Such initiatives are tenant driven and focus on upgrading our centers with strong, best-in-class retailers. As of September 30, 2026, we had 46 in-process anchor space repositioning, redevelopment, and outparcel development projects with an aggregate anticipated cost of $331.8 million, of which $106.9 million had been incurred as of September 30, 2026. In addition, we have identified a pipeline of future redevelopment projects, which we expect to execute over the coming years. We expect to fund these projects with cash and cash equivalents, net cash provided by operating activities, proceeds from sales of real estate assets, and/or proceeds from capital markets transactions.

Acquisitions of and proceeds from sales of real estate assets
We continue to evaluate the market for acquisition opportunities, and we may acquire individual shopping centers or portfolios of shopping centers when we believe strategic opportunities exist, to further concentrate our Portfolio in attractive retail submarkets and optimize the quality and long-term growth rate of our asset base. During the nine months ended September 30, 2026, we acquired five shopping centers for an aggregate purchase price of $213.7 million, including transaction costs, closing credits, assumption of secured mortgage debt, and issuance of redeemable preferred units. During the nine months ended September 30, 2025, we acquired one shopping center, one land parcel, and acquired a lease and associated subleases at an existing shopping center for an aggregate purchase price of $229.9 million, including transaction costs and closing credits.

We may also dispose of properties when we believe value has been maximized, where there is downside risk, or where we have limited ability or desire to build critical mass in a particular submarket. During the nine months ended September 30, 2026, we disposed of eight shopping centers for aggregate net proceeds of $161.3 million. In addition, during the nine months ended September 30, 2026, we received aggregate net proceeds of $2.3 million related to land at one shopping center previously seized through eminent domain and resolved contingencies related to previously disposed assets. During the nine months ended September 30, 2025, we disposed of ten shopping centers and four partial shopping centers for aggregate net proceeds of $122.8 million.

Financing Activities
Net cash used in financing activities is primarily impacted by the nature, timing, and magnitude of issuances and repurchases of debt and equity securities, as well as borrowings or principal payments associated with our outstanding indebtedness, including our Unsecured Credit Facility, and distributions made to our common stockholders.

During the nine months ended September 30, 2026, our net cash used in financing activities increased $385.2 million as compared to the corresponding period in 2025. The increase was primarily due to (i) a $368.6 million decrease in debt borrowings, net of repayments; (ii) a $20.1 million increase in distributions to our common stockholders; (iii) a $4.2 million increase in repurchases of common stock in conjunction with equity award plans; (iv) a $0.3 million increase in issuance costs of redeemable non-controlling interests; and (v) a $0.2 million increase in distributions to redeemable non-controlling interests; partially offset by (vi) an $8.2 million decrease in deferred financing costs.

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

Funds From Operations ("FFO")
Nareit FFO is a supplemental, non-GAAP performance measure utilized to evaluate the operating and financial performance of real estate companies. Nareit defines FFO as net income (calculated in accordance with GAAP) excluding (i) depreciation and amortization related to real estate, (ii) gains and losses from the sale of certain real estate assets, (iii) gains and losses from change in control, (iv) impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and (v) after adjustments for unconsolidated joint ventures calculated to reflect FFO on the same basis.

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

Our reconciliation of net income (calculated in accordance with GAAP) to Nareit FFO for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Brixmor Property Group Inc.	$87,754	$94,235	$289,015	$249,103
Depreciation and amortization related to real estate	105,042	101,995	317,851	308,534
Gain on sale of real estate assets	(8,863)	(40,018)	(70,780)	(58,843)
Impairment of real estate assets	683	16,075	6,657	16,075
Nareit FFO	$184,616	$172,287	$542,743	$514,869
Nareit FFO per diluted share	$0.60	$0.56	$1.76	$1.67
Weighted average diluted shares outstanding	308,135	308,084	307,997	307,974

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

Comparison of the Three and Nine Months Ended September 30, 2026 to the Three and Nine Months Ended September 30, 2025 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Number of properties	338	338	—	335	335	—
Percent billed	91.3%	90.5%	0.8%	91.3%	90.5%	0.8%
Percent leased	95.6%	94.4%	1.2%	95.5%	94.4%	1.1%

Revenues
Rental income	$333,246	$314,939	$18,307	$981,622	$929,639	$51,983
Other revenues	970	137	833	1,619	357	1,262
	334,216	315,076	19,140	983,241	929,996	53,245
Operating expenses
Operating costs	(39,375)	(36,891)	(2,484)	(119,198)	(111,198)	(8,000)
Real estate taxes	(45,004)	(43,711)	(1,293)	(130,068)	(127,948)	(2,120)
	(84,379)	(80,602)	(3,777)	(249,266)	(239,146)	(10,120)
Same property NOI	$249,837	$234,474	$15,363	$733,975	$690,850	$43,125

The following table provides a reconciliation of net income to same property NOI for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Brixmor Property Group Inc.	$87,754	$94,235	$289,015	$249,103
Adjustments:
Non-same property NOI	(7,813)	(6,599)	(31,228)	(30,548)
Lease termination fees	(4,029)	(600)	(8,401)	(6,063)
Straight-line rental income, net	(7,680)	(9,858)	(21,473)	(27,120)
Accretion of below-market leases, net of amortization of above-market leases and tenant inducements	(3,363)	(5,124)	(11,161)	(11,813)
Straight-line ground rent expense, net	335	158	656	433
Depreciation and amortization	106,427	103,234	321,887	312,108
Impairment of real estate assets	683	16,075	6,657	16,075
General and administrative	27,297	26,772	83,347	84,038
Total other expense	49,838	16,174	104,130	104,615
Net income attributable to non-controlling interests	388	7	546	22
Same property NOI	$249,837	$234,474	$733,975	$690,850

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

Item 4. Controls and Procedures
Controls and Procedures (Brixmor Property Group Inc.)
Evaluation of Disclosure Controls and Procedures
BPG maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. BPG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, BPG’s principal executive officer, Brian T. Finnegan (who currently serves as Chief Executive Officer and President), and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer), concluded that BPG’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in BPG’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, BPG’s internal control over financial reporting.

Controls and Procedures (Brixmor Operating Partnership LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The Operating Partnership’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Operating Partnership’s principal executive officer, Brian T. Finnegan (who currently serves as Chief Executive Officer and President) and principal financial officer, Steven T. Gallagher (who currently serves as Executive Vice President, Chief Financial Officer and Treasurer) concluded that the Operating Partnership’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
The information contained under the heading "Legal Matters" in Note 14 – Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors
In addition to the other information in this Quarterly Report on Form 10-Q, the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2025, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC should be carefully considered. These factors may materially affect our financial condition, operating results and cash flows. There have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K for the year ended December 31, 2025, other than the following:

Risks Related to the Slate Transaction
The Slate Transaction subjects us to certain risks.
We expect the Slate Transaction to close in the first quarter of 2027. However, the consummation of the transaction is subject to a number of conditions, some of which are out of our control. If the Slate Transaction is not completed, we could be subject to a number of risks, including (i) the possibility that the failure to consummate the Slate Transaction subjects us to payment of transaction termination fees, (ii) our obligation to pay significant transaction-related expenses, and (iii) our failure to realize the potential benefits of the Slate Transaction, including the redevelopment opportunities. If we consummate the Slate Transaction, we will also be subject to additional risk, including the risk that there are unexpected liabilities and expenses associated with the acquisition of Slate, including with respect to its properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock. As of September 30, 2026, the Company's repurchase program had $400.0 million of available repurchase capacity.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as exhibits to this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Arrangement Agreement, dated September 27, 2026, by and among EP/BRX Holdings LLC, Slate Grocery REIT, and 1001700324 Ontario Inc.	8-K	001-36160	9/28/2026	2.1	—
31.1	Brixmor Property Group Inc. Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.2	Brixmor Property Group Inc. Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.3	Brixmor Operating Partnership LP Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
31.4	Brixmor Operating Partnership LP Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.1	Brixmor Property Group Inc. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
32.2	Brixmor Operating Partnership LP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	x
101.INS	XBRL Instance Document	—	—	—	—	x
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	x

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					x

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

BRIXMOR PROPERTY GROUP INC.

Date: October 26, 2026	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 26, 2026	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 26, 2026	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)

BRIXMOR OPERATING PARTNERSHIP LP

	By:	Brixmor OP GP LLC, its general partner

	By:	BPG Subsidiary LLC, its sole member

Date: October 26, 2026	By:	/s/ Brian T. Finnegan
Brian T. Finnegan
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 26, 2026	By:	/s/ Steven T. Gallagher
Steven T. Gallagher
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 26, 2026	By:	/s/ Kevin Brydzinski
Kevin Brydzinski
Chief Accounting Officer
(Principal Accounting Officer)